Form 10-K
period 2002-12-31
BERKSHIRE INCOME REALTY INC
filed 2003-03-31
CIK 1178862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
(Mark  One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended               December 31, 2002
                                      -----------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    -----------------

                    Commission File number
                                           ----------------------------

                          Berkshire Income Realty, Inc.
-------------------------------------------------------------------------------

Massachusetts                                           32-0024337
------------------------------------------  -----------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                           02108
----------------------------------------------------------  -------------------
(Address of principal executive                                  (Zip code)
offices)

(Registrant's telephone number, including area code)      (617) 523-7722
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   [ ]    No  [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Act)

                                 Yes   [ ]    No  [X]


Aggregate market value of voting securities held by non-affiliates: Not Applicable.

There were 100 shares of Class B common stock outstanding as of March 31, 2003.

Documents incorporated by reference:  None

                                                TABLE OF CONTENTS

ITEM NO.           DESCRIPTION                                       PAGE NO.

PART I

1.      BUSINESS                                                         2

1A.     RISK FACTORS                                                     3

2.      PROPERTIES                                                      12

3.      LEGAL PROCEEDINGS                                               12

4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

PART II

5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS                                            13

6.      SELECTED FINANCIAL DATA                                         14

7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                             15

7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      23

8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     23

9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES                            23

PART III

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              24

11.     EXECUTIVE COMPENSATION                                          26

12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      27

13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  29

14.     CONTROLS AND PROCEDURES                                         30

PART IV

15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K                                                        31

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates and interest rate spreads, changes in generally accepted accounting principles and policies and guidelines applicable to REITs, those set forth in Part I, Item 1A. "Risk Factors" and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

                                     PART I

ITEM 1. BUSINESS

     As used herein, the terms "we", "us' or the "Company" refer to Berkshire Income Realty, Inc. (the "Company"), a Maryland corporation, organized on July 19, 2002. The Company intends to acquire, own and operate multi-family residential properties. The Company has no operating history to date.

     The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission, which was declared effective on January 9, 2003, with respect to offers (the "Offering") to exchange its 9% Series A Cumulative Redeemable Preferred Shares ("Preferred Shares") for interests ("Interests") in the following six mortgage funds: Krupp Government Income Trust, Krupp Government Income Trust II, Krupp Insured Mortgage Limited Partnership, Krupp Insured Plus Limited Partnership, Krupp Insured Plus II Limited Partnership, Krupp Insured Plus III Limited Partnership (collectively, the "Mortgage Funds"). For each Interest in the Mortgage Funds that is validly tendered and not withdrawn in the Offering, the Company will exchange its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. Unless extended, the Offering is scheduled to expire on April 2, 2003.

        Simultaneous with the completion of the Offering, KRF Company, L.L.C., ("KRF Company"), an affiliate of the Company, will contribute its ownership interests in five multi-family residential properties (the "Properties") to Berkshire Income Realty-OP, L.P. (the "Operating Partnership") in exchange for common limited partner interests in the Operating Partnership. Concurrent with the completion of the Offering, KRF Company will contribute cash to the Company in exchange for common stock of the Company in an amount equal to 1% of the fair value of total net assets of the Operating Partnership. This amount will be contributed to the Company's wholly owned subsidiary, BIR GP, L.L.C., who will then contribute the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership. The Company will contribute the Interests tendered in the Offering to the Operating Partnership in exchange for preferred limited partner interests in the Operating Partnership. At the completion of the Offering, the Operating Partnership will be the successor to the Berkshire Income Realty Predecessor Group (the "Predecessor"). The owners of the Properties (KRF and affiliates), and the activities conducted with respect to the Properties, are collectively referred to as the Predecessor.

     On March 20, 2003, our common stockholder, KRF Company, through a newly created affiliate, Gables of Texas Limited Partnership ("Gables") acquired The Gables Apartments, a 140-unit multi-family apartment complex located in Houston, Texas for a purchase price of approximately $6,925. On March 25, 2003, the audit committee of our board of directors approved the Company's purchase of the entire equity interest in Gables from KRF Company for a purchase price no greater than the amount tendered for the property (including, equity payments, transfer taxes, financing and closing costs as applicable). This transaction is expected to be consummated shortly after the closing of the Offering.

     We intend to own all of our operating assets through the Operating Partnership and qualify as a REIT for federal income tax purposes.

     Upon the completion of the Offering, we will be subject to various environmental laws and governmental regulations.

     The Company does not have any employees. Its day-to-day business will be managed by an affiliate of KRF Company, L.L.C., Berkshire Property Advisors (the "Berkshire Advisor"), which has been retained pursuant to the advisory services agreement described under Item 13. Our properties will be managed by BRI OP Limited Partnership pursuant to property management agreements described under
Item 13.

     Our principal executive offices are located at One Beacon Street, Suite 1500, Boston, Massachusetts 02108 and our telephone number at that address is
(617) 523-7722.

     We are required to file annual, quarterly, and current reports, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

ITEM 1A.   RISK FACTORS

     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this report and other statements we or our representatives make from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this report. In connection with the forward-looking statements that appear in this report, you should also carefully review the cautionary statement referred to under "Special Note Regarding Forward-Looking Statements."

Risk Factors Relating to the Company

     We are a newly formed company with no operating history upon which to evaluate our likely performance.

     Although key personnel of our advisor, Berkshire Advisor, have had extensive experience making real estate investments, we and Berkshire Advisor are newly formed entities with no operating history upon which to evaluate our likely performance. We cannot assure you that we will be able to implement our business plan successfully.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

     We intend to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940. We believe that there are exemptions under the Investment Company Act that are applicable to us. The assets that we may acquire are limited by the provisions of the Investment Company Act and the exemption on which we rely. In addition, we could, among other things, be required either to change the manner in which we conduct our operations to avoid being required to register as an investment company, or to register as an investment company. Either of these could have an adverse effect on us and the market price for our publicly traded securities. For example, one exception from the definition of an "investment company" we believe we could rely on would require us to manage our assets such that no more than 40% of our total assets (exclusive of government securities and cash) are invested in "investment securities". Generally speaking, "investment securities" are all securities except securities issued by majority-owned operating company subsidiaries and government securities. To be able to continue to rely on this exception in the event the value of our investment securities were to increase relative to our total assets, we may need to sell certain investment securities that we otherwise would not want to sell. On the other hand, we may be required to hold other non-investment security assets, such as some of our real property assets, that we may otherwise want to sell in order to avoid increasing the value of our investment securities relative to our total assets.

Certain Federal Income Tax Risks

     Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

     We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Although we believe that we will be organized and will operate in this manner, no assurance can be given that we will be able to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), or to remain so qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations under the Code is greater in the case of a REIT that holds its assets through a partnership, such as we will. Moreover, our qualification as a REIT will depend upon the qualification of certain of our investments as REITs. In addition, we cannot assure you that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the qualification as a REIT or the federal income tax consequences of this qualification. However, we are not aware of any proposal currently being considered by Congress to amend the tax laws in a manner that would materially and adversely affect our ability to operate as a REIT.

     If for any taxable year we fail to qualify as a REIT, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, we would normally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. This would likely result in significant increased costs to us. Any corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders and for investment, which in turn could have an adverse impact on the value of, and trading prices for, our publicly traded securities.

     Although we intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause our board of directors and the holders of our common stock to determine that it is in our best interest to revoke our REIT election.

     We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as a corporation or an association taxable as a corporation. If the Internal Revenue Service were successfully to determine that our operating partnership were properly treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the operating partnership and distributions to partners would constitute dividends that would not be deductible in computing the operating partnership's taxable income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above.

     REIT distribution requirements could adversely affect our liquidity.

     To obtain the favorable tax treatment for REITs qualifying under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us with respect to any calendar year are less than the sum of: (1) 85% of our ordinary income for the calendar year; (2) 95% of our capital gain net income for the calendar year, unless we elect to retain and pay income tax on those gains; and (3) 100% of our undistributed amounts from prior years.

     Failure to comply with these requirements would result in our income being subject to tax at regular corporate rates.

     We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a given year.

     Legislative or regulatory action could adversely affect holders of our securities.

     In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a holder of our securities.

Risk Factors Relating to Our Business

     Operating risks and lack of liquidity may adversely affect our investments in real property.

     Varying degrees of risk affect real property investments. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If our assets do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income and ability to service our debt and other obligations will be adversely affected. Some significant expenditures associated with an investment in real estate, such as mortgage and other debt payments, real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in revenue from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as interest rate levels, governmental regulations and applicable laws and the availability of financing.

     Equity real estate investments, such as ours, are relatively illiquid. This illiquidity limits our ability to vary our portfolio in response to changes in economic or other conditions. We cannot assure you that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

     Our properties are subject to all operating risks common to apartment ownership in general. These risks include: our ability to rent units at the properties; competition from other apartment communities; excessive building of comparable properties that might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors, which increases may not necessarily be offset by increased rents; increased affordable housing requirements that might adversely affect rental rates; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons or the right to convert a property to other uses, such as condominiums or cooperatives. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurred, our ability to meet our debt service and other obligations could be adversely affected.

     We may renovate our properties, which would involve additional operating risks.

     We expect to be working on the renovation of multi-family properties that we may acquire. We may also acquire completed multi-family properties. The renovation of real estate involves risks in addition to those involved in the ownership and operation of established multi-family properties, including the risks that specific project approvals may take longer to obtain than expected, that construction may not be completed on schedule or budget and that the properties may not achieve anticipated rent or occupancy levels.

     We may not be able to pay the costs of necessary capital improvements on our properties, which could adversely affect our financial condition.

     We anticipate funding any required capital improvements on our properties using cash flow from operations, cash reserves or additional financing if necessary. However, the anticipated sources of funding may not be sufficient to make the necessary improvements. If our cash flow from operations and cash reserves prove to be insufficient, we might have to fund the capital improvements by borrowing money. If we are unable to borrow money on favorable terms, or at all, we may not be able to make necessary capital improvements, which could harm our financial condition.

     Our tenants-in-common or future joint venture partners may have interests or goals that conflict with ours, which may restrict our ability to manage some of our investments and adversely affect our results of operations.

     One or more of our properties that we acquire may be owned through tenancies-in-common or by joint venture partnerships between us and the seller of the property, an independent third party or another investment entity sponsored by our affiliates. Our investment through tenancies-in-common or in joint venture partnerships that own properties may, under certain circumstances, involve risks that would not otherwise be present. For example, our tenant-in-common or joint venture partner may experience financial difficulties and may at any time have economic or business interests or goals that are inconsistent with our economic or business interests or our policies or goals. In addition, actions by, or litigation involving, any tenant-in-common or joint venture partner might subject the property owned through a tenancy-in-common or by the joint venture to liabilities in excess of those contemplated by the terms of the tenant-in-common or joint venture agreement. Also, there is a risk of impasse between the parties since generally either party may disagree with a proposed transaction involving the property owned through a tenancy-in-common or joint venture and impede any proposed action, including the sale of other disposition of the property.

     Our inability to dispose of a property we may acquire in the future without the consent of a tenant-in-common or joint venture partner would increase the risk that we would be unable to dispose of the property, or dispose of it promptly, in response to economic or other conditions. The inability to respond promptly to changes in performance of the property could adversely affect our financial condition and results of operations.

     We will face significant competition and we may not compete successfully.

     We will face significant competition in seeking investments. We will be competing with several other companies, including other REIT's, insurance companies and other investors, such as investment funds and entities formed with investment objectives similar to ours, including companies that may be affiliated with Berkshire Advisor. Some of our competitors will have greater financial and other resources than we will have and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

     We plan to borrow, which may adversely affect our return on our investments and may reduce income available for distribution.

     Where possible, we will seek to borrow funds to increase the rate of return on our investments and to allow us to make more investments than we otherwise could. Borrowing by us presents an element of risk if the cash flow from our properties and other investments is insufficient to meet our debt service and other obligations. A property encumbered by debt increases the risk that the property will operate at a loss and may ultimately be forfeited upon foreclosure by the lender. Loans that do not fully amortize during the term, such as "bullet" or "balloon-payment" loans, present refinancing risks. Variable rate loans increase the risk that the property may become unprofitable in adverse economic conditions. Loans that require guaranties, including full principal and interest guaranties, master leases, debt service guaranties and indemnities for liabilities such as hazardous waste, may result in significant liabilities for us.

     Under our current investment policies, we may not incur indebtedness such that at the time we incur indebtedness our ratio of debt to total assets, at fair market value, exceeds 75%. However, we may reevaluate our borrowing policies from time to time, and our board of directors may change our investment policies without the consent of our stockholders. At December 31, 2002, our ratio of debt to total assets, at fair market value, was 65%.

     Our insurance on our real estate may not cover all losses.

     We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances.
Some types of losses, such as from terrorism, are uninsurable or not economically insurable. In addition, many insurance carriers are excluding asbestos-related claims and most mold-related claims from standard policies, pricing asbestos and mold endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we have not obtained insurance for acts of terrorism or asbestos-related claims or all mold-related risks. We continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism, asbestos or mold, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us.

     Environmental compliance costs and liabilities with respect to our real estate may adversely affect our results of operations.

     Our operating costs may be affected by our obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to the assets, or loans secured by assets, with environmental problems that materially impair the value of the assets. Under various federal, state or local environmental laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. The laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances may be substantial. In addition, the owner's liability as to any property is generally not limited under these laws, ordinances and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of hazardous or toxic substances, or the failure to remediate properly, may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws, ordinances and regulations, an owner or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos, at a disposal facility may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the facility, whether or not the facility is owned or operated by the owner or entity. In connection with the ownership of the initial properties or the disposal of hazardous or toxic substances, we may be liable for any of these costs.

     Other federal, state and local laws may impose liability for the release of hazardous material, including asbestos-containing materials, into the environment, or require the removal of damaged asbestos containing materials in the event of remodeling or renovation, and third parties may seek recovery from owners of real property for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. We do not currently have insurance for the asbestos-related claims. Recently there has been an increasing number of lawsuits against owners and managers of multi-family properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We do not currently have insurance for all mold-related risks. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and these restrictions may require additional expenditures. In connection with the ownership of properties, we may be potentially liable for any of these costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our results of operations and financial condition.

     We have been notified of the presence of asbestos in certain structural elements in our properties, which is being addressed in accordance with various operations and maintenance plans. The asbestos operations and maintenence plans require that all structural elements that contain asbestos must not be disturbed. In the event the asbestos containing elements are or will be disturbed either through accident, such as a fire, or as a result of planned renovations at the property, those elements would require removal by a licensed contractor, who would provide for containment and disposal in an authorized landfill. The property manager of our properties has been directed to work proactively with licensed ablation contractors whenever there is question regarding possible exposure.

     We are not aware of any environmental liability relating to our properties that we believe would have a material adverse effect on our business, assets or results of operations. Nevertheless, it is possible that there are material environmental liabilities of which we are unaware with respect to our properties. Moreover, no assurance can be given that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of our properties will not be affected by residents and occupants of our properties or by the uses or condition of properties in the vicinity of our properties, such as leaking underground storage tanks, or by third parties unrelated to us.

     Our failure to comply with various regulations affecting our properties could adversely affect our financial condition.

     Various laws, ordinances, and regulations affect multi-family residential properties, including regulations relating to recreational facilities, such as activity centers and other common areas. We believe that each of our properties will have all material permits and approvals to operate its business.

     Our multi-family residential properties must comply with Title II of the Americans with Disabilities Act (the ADA) to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of such of our properties where such removal is "readily achievable." The ADA does not, however, consider residential properties to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. We believe that our properties will comply in all material respects with all present requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition.

     The Fair Housing Act (the FHA) requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. We believe that our properties that are subject to the FHA are in compliance with such law. The cost of defending against any claims of liability under the FHA or the payment of any fines or damages could adversely affect our financial condition.

     We face risks associated with property acquisitions.

     We intend to acquire additional properties in the future, either directly or by acquiring entities that own properties. These acquisition activities are subject to many risks. We may acquire properties or entities that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. In each case, our acquisition may be without any recourse, or with only limited recourse, with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. However, some of these liabilities may be covered by insurance. In addition, we intend to perform customary due diligence regarding each property or entity we acquire. We also intend to obtain appropriate representations and indemnities from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. Unknown liabilities to third parties with respect to properties or entities acquired might include: liabilities for clean-up of undisclosed environmental contamination; claims by tenants, vendors or other persons dealing with the former owners of the properties; liabilities incurred in the ordinary course of business; and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Risk Factors Relating to Our Management

     We are dependent on Berkshire Advisor and may not find a suitable replacement at the same cost if Berkshire Advisor terminates the advisory services agreement.

     We have entered into a contract with Berkshire Advisor (which we refer to as the advisory services agreement) under which Berkshire Advisor is obligated to manage our portfolio and identify investment opportunities consistent with our investment policies and objectives, as our board of directors may adopt from time to time. Although our board has continuing exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, our board initially has delegated to Berkshire Advisor, subject to the supervision and review of our board, the power and duty to make decisions relating to the day-to-day management and operation of our business. We will generally utilize officers of Berkshire Advisor to provide our services and will employ only a few individuals as our officers, none of whom will be compensated by us for their services to us as our officers. We believe that our success depends to a significant extent upon the experience of Berkshire Advisor's officers, whose continued service is not guaranteed. We have no separate facilities and are completely reliant on Berkshire Advisor, which has significant discretion as to the implementation of our operating policies and strategies. We face the risk that Berkshire Advisor will terminate the advisory services agreement and we may not find a suitable replacement at the same cost with similar experience and ability. However, we believe that so long as KRF Company, L.L.C., which is an affiliate of Berkshire Advisor, continues to own a significant amount of our common stock, it is unlikely that Berkshire Advisor will terminate the advisory services agreement. Although KRF Company currently owns all of our common stock, we cannot assure you that KRF Company will continue to do so.

     Our relationship with Berkshire Advisor may lead to general conflicts of interest that adversely affect the interests of holders of our Series A
Preferred                                                                 Stock.

     Berkshire Advisor is an affiliate of KRF Company, which owns all of our common stock. All of our directors and executive officers, other than our three independent directors, are also officers or directors of Berkshire Advisor. As a result, our advisory services agreement with Berkshire Advisor was not negotiated at arm's-length and its terms, including the fees payable to Berkshire Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Asset management fees and acquisition fees for new investments are payable to Berkshire Advisor under the advisory services agreement regardless of the performance of our portfolio and may create conflicts of interest. Conflicts of interest also may arise in connection with any decision to renegotiate, renew or terminate our advisory services agreement. In order to mitigate these conflicts, the renegotiation, renewal or termination of the advisory services agreement will require the approval of the audit committee of our board of directors.

     Our property manager, an affiliate of Berkshire Advisor, in most cases will provide on-site management services for our properties. Our directors that are affiliates of our property manager might be subject to conflicts of interest in their dealings with our property manager. In order to mitigate these conflicts, the renegotiation, renewal or termination of the property management agreements will require the approval of the audit committee of our board of directors.

     Berkshire Advisor and its affiliates may engage in other businesses and business ventures, including business activities relating to real estate or other investments, whether similar or dissimilar to those made by us, or may act as advisor to any other person or entity (including other REITs). The ability of Berkshire Advisor and its officers and employees to engage in these other business activities will reduce the time Berkshire Advisor spends managing us. Berkshire Advisor and its affiliates will have conflicts of interest in the allocation of management and staff time, services and functions among us and its other investment entities presently in existence or subsequently formed. However, under our advisory services agreement with Berkshire Advisor, Berkshire Advisor is required to devote sufficient resources as may be required to discharge its obligations to us under the advisory services agreement.

     Our advisory services agreement with Berkshire Advisor provides that neither Berkshire Advisor nor any of its affiliates will be obligated to present to us all investment opportunities that come to their attention, even if any of those opportunities might be suitable for investment by us. It will be within the sole discretion of Berkshire Advisor to allocate investment opportunities to us as it deems advisable. However, it is expected that, to the extent possible, the resolution of conflicting investment opportunities between us and others will be based upon differences in investment objectives and policies, the makeup of investment portfolios, the amount of cash and financing available for investment and the length of time the funds have been available, the estimated income tax effects of the investment, policies relating to leverage and cash flow, the effect of the investment on diversification of investment portfolios and any regulatory restrictions on investment policies.

     We have adopted policies to ensure that Berkshire Advisor does not enter into investments on our behalf involving its affiliates that could be less favorable to us than investments involving unaffiliated third parties. For example, any transaction between us and Berkshire Advisor or any of its affiliates will require the prior approval of the audit committee of our board of directors. Members of the audit committee are required under our bylaws to be unaffiliated with Berkshire Advisors and its affiliates. We cannot assure you that these policies will be successful in eliminating the influence of any conflicts.

     Our board of directors has approved investment guidelines for Berkshire Advisor, but will not approve each multi-family residential property investment decision made by Berkshire Advisor within those guidelines.

     Berkshire Advisor is authorized to follow investment guidelines adopted from time to time by our board of directors in determining the types of assets it may decide to recommend to our board of directors as proper investments for us. Our board of directors will periodically review our investment guidelines and our investment portfolio. However, Berkshire Advisor may make investments in multi-family residential property on our behalf within the board approved guidelines without the approval of our board of directors. In addition, in conducting periodic reviews, the board of directors will rely primarily on information provided by Berkshire Advisor.

     We may change our investment strategy without stockholder consent, which could result in our making different and potentially riskier investments.

     We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our initial plan to primarily acquire, own and operate multi-family residential properties. In addition, the methods of implementing our investment policies may vary as new investment techniques are developed. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

ITEM 2.    PROPERTIES

     As of December 31, 2002, the entities comprising the Predecessor owned five multi-family apartment communities containing an aggregate of 2,539 apartment units.

     A summary of the multi-family communities owned by the Predecessor as of December 31, 2002 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties and is incorporated by reference herein.

      Description       Location        Year      Total   Controlling    2002
                                      Acquired    Units     Interest   Occupancy
----------------------  ------------- ---------  -------  -----------  ---------
Century                 Cockeysville,
                         Maryland       1984        468      75.82%        95%

Dorsey's Forge          Columbia,
                         Maryland       1983        251      91.38%        97%

Hannibal Grove          Columbia,
                          Maryland      1983        316      91.38%        96%

Seasons of Laurel       Laurel,
                         Maryland       1985      1,088     100.00%        96%

Walden Pond             Houston,
                         Texas          1983        416     100.00%        97%
                                                 -------
    Total                                         2,539
                                                 =======

     All of the properties in the above table are encumbered by mortgages.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company or the Predecessor, and no such proceedings are known to be contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no established public trading market for our outstanding common stock, all of which is held by KRF Company, L.L.C. No dividends have been paid on our common stock to date.

     After the Offering is completed, we will issue shares of our 9% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), which we expect will be listed on the American Stock Exchange under the symbol "BIR" Holders of the Series A Preferred Stock will be entitled to receive cumulative quarterly distributions, payable in arrears, in the amount of $0.5625 per share on February 15, May 15, August 15 and November 15 of each year.There are currently no outstanding shares of Series A Preferred Stock.

ITEM 6.        SELECTED FINANCIAL DATA

     The following tables show selected financial data regarding the financial position and operating results of Berkshire Income Realty Predecessor Group. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty Predecessor Group" for a discussion of the entities that comprise Berkshire Income Realty Predecessor Group, which is deemed to be our predecessor for accounting purposes. You should read the following financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty Predecessor Group," and the financial statements of Berkshire Income
Realty Predecessor Group (including the related notes). See the "Index to Financial Statements and Financial Statement Schedule" on page 34 to this report.

                                                           The Predecessor Group
                                                                 December 31,

                                      ------------------------------------------------------------------
                                         2002          2001          2000          1999          1998
                                      ----------    ----------    ----------    ----------    ----------
Operating Data:
 Revenue                              $   25,902    $   24,897    $   23,342    $   21,760    $   20,910
 Depreciation                              5,284         4,751         5,011         5,700         6,017
 Income (loss) before minority
  interest                                 3,476        (3,179)         (905)          (595)         (46)
 Net income (loss)                           788        (3,664)         (864)          (595)         (46)

Balance Sheet Data, at year end:
 Real estate, before accumulated
  depreciation                        $  173,160    $  170,367    $  135,072    $  110,581    $  108,391
 Real estate, after accumulated
  depreciation                            85,157        87,648        57,104        37,624        41,134
 Cash and cash equivalents                 4,766         3,990         7,899         1,780         1,259
 Total assets                             95,432        96,613        72,387        44,482        46,829
 Total long term obligations             105,828        76,799        72,568        57,618        58,554
 Minority interest                             -           619         1,385             -             -
 Owners' equity (deficit)                (12,878)       17,352       (11,505)      (19,250)      (13,512)

Other Data:
 Cash flow (used in) provided by
  operating activities                $    9,043    $   (6,008)   $    6,592    $    6,328    $    4,306
 Cash flow (used in) provided by
  investing activities                    (3,079)      (33,081)      (24,032)       (2,458)       (1,646)
 Cash flow (used in) provided by
  financing activities                    (5,188)       35,180        23,559        (3,349)       (2,634)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY PREDECESSOR GROUP

     You should read the following discussion in conjunction with the Berkshire Income Realty Predecessor Group combined financial statements and their related notes and other financial information included elsewhere in this report.

     The entities comprising Berkshire Income Realty Predecessor Group are deemed to be our predecessors for accounting purposes. Because we do not yet have any operations, the following discussion relates to Berkshire Income Realty Predecessor Group. Please also see the accompanying Berkshire Income Realty Predecessor Group combined financial statements and related notes for a more detailed discussion of the accounting methods used in preparing the financial information for Berkshire Income Realty Predecessor Group.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements. All dollar amounts are in thousands unless otherwise indicated.

Overview

     At December 31, 2002 and 2001, KRF Company, an affiliate of Berkshire Income Realty, Inc., through its subsidiaries, KRF 3 Acquisition Company, L.L.C. and KR5 Acquisition, L.L.C., which we collectively refer to as KRF, held controlling interests in five multi-family apartment communities consisting of 2,539 units, which we refer to as the "initial properties". KRF Company is an affiliate of The Berkshire Group and is controlled by Douglas and George Krupp. KRF acquired the initial properties during 2000 and 2001 through the acquisition of limited partner interests from affiliates of The Berkshire Group also controlled by George and Douglas Krupp, namely, Krupp Realty Limited Partnership-V and Krupp Realty Fund, Ltd.-III, and through the purchase of real estate from certain affiliates of The Berkshire Group namely, Maryland Associates Limited Partnership and Krupp Realty Fund, Ltd.-IV, which we refer to collectively as the Affiliates. The acquisition of the limited partner interests or real estate from the Affiliates has been accounted for using purchase accounting based upon the cash paid for the interests, which was at fair value and in excess of book value of the initial properties. The step up in basis for the five properties, Century, Dorsey's Forge, Hannibal Grove, Seasons of Laurel and Walden Pond, was $12,214, $3,404, $5,914, $26,241, and $8,322, respectively.

     The owners of the initial properties and the activities conducted with respect to the initial properties are collectively referred to as Berkshire Income Realty Predecessor Group or the Predecessor.

     The Predecessor has been engaged in the business of acquiring, owning and operating multi-family residential real estate, including the initial properties. Each of the initial properties has been managed by affiliates of the Predecessor for over 15 years. The initial properties include Century, Dorsey's Forge, Hannibal Grove, Seasons of Laurel and Walden Pond .

Critical Accounting Policies

     The discussion below describes what we believe are the critical accounting policies that affect the Predecessor's more significant judgments and the estimates used in the preparation of its combined financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Predecessor's combined financial statements and related notes. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the Predecessor's combined financial statements:

Principles of Combination

     The combined financial statements include the accounts of the initial properties extracted from the books and records of KRF and the Affiliates. To the extent parties not affiliated with The Berkshire Group have an equity interest in the initial properties, this interest is accounted for as minority interest in the accompanying combined financial statements. Allocations of income, losses and distributions are made to each minority shareholder based upon its share of the allocations. Losses in excess of each minority shareholder's investment basis are allocated to the Predecessor. Distributions to each minority shareholder in excess of its investment basis are recorded in the Predecessor's combined statements of operations as minority interest.

Impairment of Long-Lived Assets

     Effective January 1, 2002, the Predecessor adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of the book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No.144 is effective for fiscal years beginning after December 15, 2001. This statement has not had a material effect on the Predecessor's financial condition, results of operations or cash flows.

Capital Improvements

     The Predecessor's policy is to capitalize costs related to the acquisition, rehabilitation and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen/bath upgrades, new roofs, window replacements and the development of on site fitness, business and community centers.

     The Predecessor is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on the Predecessor's net income.

Revenue Recognition

     The initial properties are leased under terms of leases with terms of generally one year or less. Rental revenue is recognized when earned. Recoveries from tenants for utility expenses are recognized in the period the applicable costs are incurred. Other income, which consists primarily of income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees are recognized when earned.

Results of Operations

Comparison  of the year ended  December 31, 2002 to the year ended  December 31,
2001

     Rental income increased $643, or 2.79%, to $23,699. The increase was a result of an increase of 6.36% in the weighted average rental rates, offset by a decrease in overall physical occupancy from 97.35% to 95.99%.

     Interest income decreased $163, or 30.58%, to $370. The decrease was a result of lower average cash on hand during 2002 as compared to 2001 as well as decreases in interest rates on short-term cash investments.

     Utility reimbursements increased $335, or 190.34%, to $511. This increase was primarily the result of the Predecessor's implementation of a reimbursable utilities billing system for water and sewer charges. The reimbursable utilities billing system program was introduced in mid 2001 and stabilized around November of 2001.

     Other income, which consists primarily of income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees decreased $208, or 18.72%, to $903. This decrease varied within each of the properties.

     Operating expenses, which consists primarily of payroll, employee benefits, advertising and leasing expenses, utilities and property insurance, increased $254, or 4.65%, to $5,717. The increase was primarily the result of significant increases in the Predecessor's insurance costs as insurance premiums rose after the tragic events of September 11, 2001. Additionally, utility costs increased as a result of increases in billing rates for electric service at the properties. We are reviewing options that may lower the cost of insurance but cannot make any assurances that these options will be implemented or will result in noticeable changes to insurance expense.

     Management fees increased $415, or 32.22%, to $1,703. The increase was primarily related to the implementation of advisory fees on Walden Pond and Seasons Apartments subsequent to their restructuring in the third and fourth quarters of 2001.

     Depreciation expense increased $533, or 11.22%, to $5,284. The increase was primarily a result of the Seasons of Laurel step-up in basis due to the purchase of the property from an affiliate in July 2001. In 2002 the Predecessor recognized a full year of depreciation on this step-up in basis versus only a half year in 2001.

     Interest expense decreased by $694, or 12.21%, to $4,988. The decrease was primarily a result of the refinancing of the Seasons of Laurel note to a lower variable rate in 2001 and then to a fixed rate in July 2002, which was lower than the fixed rate in place for the first half of 2001.

     Participating interest decreased by $6,591, or 100%, to $0 in 2002. The decrease relates to the refinancing of the Seasons of Laurel note in 2001, when a former note which included participating interest was paid off.

Comparison  of the year ended  December 31, 2001 to the year ended  December 31,
2000

     Rental income increased $1,187 or 5.43%, to $23,056. The increase was a result of an increase of 5.28% in the weighted average rental rates, plus the effect of an increase in overall physical occupancy from 96.93% to 97.35%.

     Interest income decreased $68, or 11.31%, to $533. The decrease was a result of lower average cash on hand during 2001 as compared to 2000.

     Utility reimbursements increased $176, or 100%, to $176. This increase was the result of the Predecessor's implementation of a reimbursable utilities billing system for water and sewer charges. The reimbursable utilities billing system program was introduced in mid 2001 and stabilized around November of 2001.

     Other income increased $329, or 42.07%, to $1,111. The increase was primarily attributable to an increase in the assessments charged to an unrelated property that borders the Century property for use of Century's pool and clubhouse facilities and an increase in month-to-month premiums charged to tenants who have not signed a lease at Seasons.

     Operating   expenses,   which  consist   primarily  of  property   payroll,
advertising, leasing expenses, utilities and property insurance decreased $6, or ..11%, to $5,463. Operating expenses decreased as a result of decreases in payroll and utilities expenses, which were partially offset by increases in advertising and property insurance expense. Payroll expense decreased as a result  of  decreases  in  group  insurance  costs.  In  2001,  the  Predecessor
consolidated  insurance  providers,   which  resulted  in  significant  savings.
Utilities decreased as a result of decreases in gas prices.  Advertising expense
increased  as  a  result  of  increases   in   advertisements   in  real  estate
publications. Property insurance expense increased as a result of increases in insurance premiums. The Predecessor expects insurance costs to continue to increase as a result of changes in the insurance industry that resulted from the terrorist attacks of September 11, 2001.

     Maintenance expense increased $147, or 8.18%, to $1,944. The increase in maintenance expense was primarily the result of increases in non-recurring repairs and maintenance. Non-recurring repairs and maintenance increased $158,000, or 38.91%, as a result of increases in expenditures for drywall and
plumbing   repairs.   The  expenditures   were  not  considered  to  be  capital
expenditures.

     Interest expense decreased $1,522, or 21.13%, to $5,682. Interest expense decreased primarily as a result of the refinancing of Seasons and Walden Pond Apartments. The refinancing resulted in a decrease in the interest rate on Seasons from 10% to a variable interest rate of approximately 3%. The refinancing of Walden Pond resulted in a significant reduction in the principal balance outstanding as compared to the previous mortgage.

Liquidity and Capital Resources

     Capital Expenditures, Distributions, Cash Flow and Indebtedness

     We expect our principal liquidity demands to be capital improvements and repairs and maintenance for the initial properties, acquisition of additional properties (including The Gables Apartments), repayment of indebtedness and, after the completion of the Offering, distributions to the holders of our preferred stock.

     We intend to meet our short-term liquidity requirements through net cash flows provided by operating activities and, after the completion of the Offering, through distributions of income on the Interests tendered in the Offering. In order to qualify as a REIT, we are required to make dividend distributions, other than capital gain dividends, to our shareholders each year in the amount of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and our net capital gain and subject to certain other potential adjustments) for all tax years. We consider our ability to generate cash to be adequate to meet all operating requirements and make distributions to our stockholders in accordance with the provisions of the code applicable to REITs.

     Upon completion of the Offering, we intend to seek a line of credit secured, at least in part, by the Interests tendered in the Offering. We expect to use this line of credit primarily as a source of capital for the acquisition of new properties.

     To the extent that we do not satisfy our long-term liquidity requirements through net cash flows provided by operating activities and, upon the completion of the Offering, through distributions of income on the Interests tendered in the Offering, we intend to satisfy these requirements through refinancing or establishing secondary financing on our real estate investments and through advances on our proposed line of credit.

     As of December 31, 2002, approximately 96% of the Predecessor's mortgage obligations was under fixed interest rates. The weighted average rate of interest on mortgage debt was 5.8%. As described below, the Predecessor has taken advantage of the low interest rate market to fix rates on the vast majority of its mortgage debt. We believe that this limits the exposure to changes in interest rates, minimizing the effect on our financial condition, results of operations and cash flows.

     Acquisitions

     On March 20, 2003, our common stockholder, KRF Company, through a newly created affiliate, Gables of Texas Limited Partnership ("Gables") acquired The Gables Apartments, a 140-unit multi-family apartment complex located in Houston, Texas for a purchase price of approximately $6,925. On March 25, 2003, the audit committee of our board of directors approved the Company's to purchase of the entire equity interest in Gables from KRF Company for a purchase price no greater than the amount tendered for the property (including, equity payments, transfer taxes, financing and closing costs as applicable). This transaction is expected to be consummated shortly after the closing of the Offering.

     Mortgage Debt Refinancing

     On July 31, 2002, the mortgage note payable on Seasons of Laurel was refinanced with a $52,500 non-recourse mortgage note payable, which was collateralized by the property. The interest rate on the note was fixed at 5.74%. The mortgage note matures on August 1, 2009, at which time the remaining principal and accrued interest are due. The note may be prepaid, with a prepayment penalty, at any time with 30 days notice. The Predecessor used the proceeds from the refinancing to repay the existing mortgage note and accrued interest on the property of approximately $36,412, to pay closing costs of approximately $280, to fund escrows required by the lender of approximately $862 and to pay a prepayment penalty of approximately $363. The remaining proceeds were distributed to the members of the Predecessor.

     On April 1, 2002, the mortgage notes payable on Dorsey's Forge and Hannibal Grove were refinanced with $10,635 and $16,145 non-recourse mortgage notes payable, respectively, which were collateralized by the related properties. The interest rates on the notes were fixed at 5.96%. The notes mature on April 1, 2007, at which time the remaining principal and accrued interest are due. The notes may be prepaid, with a prepayment penalty, at any time with 30 days notice. The Predecessor used the proceeds from the refinancing on Dorsey's Forge and Hannibal Grove to repay the existing mortgage notes and accrued interest of approximately $6,011 and $10,444, respectively, to pay closing costs of approximately $91 and $122, respectively, and to fund escrows required by the lender of approximately $15 and $54, respectively. The Predecessor also recognized an approximate $323 extraordinary loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for Dorsey's Forge and Hannibal Grove. The remaining proceeds were distributed to the members of the Predecessor.

     On April 1, 2002, the mortgage note payable on Century was refinanced with a $22,800 non-recourse mortgage notes payable, which was collateralized by the property. The interest rate on the note was fixed at 5.96%. The note matures on April 1, 2007, at which time the remaining principal and accrued interest are due. The note may be prepaid, with a prepayment penalty, at any time with 30 days notice. The Predecessor used the proceeds from the refinancing on Century to repay the existing mortgage note and accrued interest of approximately $19,219, to pay closing costs of approximately $162 and to fund escrows required by the lender of approximately $29. The Predecessor also recognized an approximate $287 extraordinary loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for Century. The remaining proceeds were distributed to the members of the Predecessor.

     On November 14, 2001, the Predecessor obtained a $4,500 non-recourse mortgage note payable, which is collateralized by the property on Walden Pond. The Predecessor used the proceeds from the note to purchase the property from Krupp Realty Fund, Ltd. -IV.

Contractual Obligations

     The primary obligations of the Predecessor relate to its borrowings under the mortgage notes payable. The $106 million in mortgage notes payable have varying maturities ranging from 5 to 7 years. The principal payments on the mortgage notes payable for the years subsequent to December 31, 2002 are as follows: $1,320 - 2003, $1,399 - 2004, $1,482 - 2005, $1,571 - 2006, $47,455 -
2007 and $52,603 - thereafter.

Environmental Issues

     There are no recorded amounts resulting from environmental liabilities, as there are no known contingencies with respect to environmental liabilities. During the past 18 months, the Predecessor has refinanced each of the initial properties. As part of the refinancing process, the lenders obtained environmental audits of each of the initial properties. The Predecessor was not advised by the lenders as to any material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of any of the initial properties.

Recent Accounting Pronouncements

     In August of 2001, the Financial Accounting Standards Board, which we refer to as the FASB, issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of the book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No.144 is effective for fiscal years beginning after December 15, 2001. This statement has not had a material effect on the Predecessor's financial condition, results of operations or cash flows.

     In May of 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, among others. As a result of the rescission of SFAS No. 4, gains or losses from extinguishment of debt are not necessarily considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of adopting this statement will require the Predecessor in 2003 to reclassify its extraordinary loss into continuing operations in the accompanying statements of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity's commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this statement is not expected to be material to the Predecessor's financial condition, results of operations or cash flows.


     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for the Predecessor as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Predecessor has reviewed the provisions of FIN 45 and believes that the impact of the adoption will not be material to its financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operation of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Predecessor is currently assessing the impact, if any, the interpretation will have on its financial position, results of operations or cash flows.

Inflation and Economic Conditions

     Substantially all of the leases at the initial properties are for a term of one year or less, which enables the Predecessor to seek increased rents for new leases or upon renewal of existing leases. These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001 and 2002 and continuing into 2003, many regions of the United States experienced varying degrees of economic recession and certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage, short-term interest rates, and a temporary reduction in occupancy. In light of this, we will continue to review our business strategy, however, we believe that given our property type, garden style residential apartment communities, and the geographic regions in which the initial properties are located, we do not anticipate any changes in our strategy or material effects on our financial performance.

Property Renovations

     In April 2003, the Predecessor expects to begin a significant renovation project at Seasons of Laurel. This project was based on the results of a limited renovation and capital improvement project conducted at Seasons of Laurel in an initial group of 31 test units to determine the feasibility and benefits of a broader renovation and improvement plan. The project is expected to take approximately 36 months and cost approximately $7,000, or $7 per unit. The renovations will include replacing and upgrading kitchens and bathrooms and modifying kitchens in certain unit types to provide for a breakfast bar and a more open environment between the kitchen and the main living area. Based on the initial test units the renovations are expected to result in an increase in rental income of approximately $1 per unit per year. The project calls for renovating 30 units per month. We currently expect to fund the initial stages of the project from existing cash reserves. Other capital sources, which may include proceeds from refinancing, are expected to be utilized during the final years of the project. We are implementing systems to continuously monitor the return on our investment versus the projected return and are prepared to scale back or stop the renovations if the increase in rental income that is actually achieved no longer supports the project. We currently do not expect to fund any significant portion of the project using cash flows from operations.

     At this time there are no other plans to renovate any of the other existing properties, however, the Predecessor regularly evaluates the cost and benefit of renovations, including limited test renovation projects, at all its properties and future renovations could be initiated if these evaluations indicated reasonable or significant benefits. We will also expect to undertake renovations in properties where competition from unrelated properties requires more than ordinary maintenance to maintain occupancy and/or rental rates.

Competition

     The Predecessor competes with other multi-family apartment community owners and operators and other real estate companies in seeking properties for acquisition and in attracting potential residents. The Predecessor's properties are in developed areas where there are other properties of the same type, which directly compete for residents. The Predecessor believes that its focus on resident service and satisfaction gives it an edge when competing against other communities for tenants. The Predecessor does not believe that new construction in the areas around its properties will have a significant impact on its ability to maintain occupancy or its ability to increase rental rates and minimize operating expenses as these new construction generally require higher rental rates.

Market Environment

     The markets in which the Predecessor operates could be characterized as stable, with moderate levels of job growth over the last few years. During 2001 and continuing through 2002, many regions of the United States have experienced an economic recession of varying degrees. This economic recession has led to negative job growth for both the country as a whole and markets in which the Predecessor owns properties.

     Most of the Predecessor's properties are located in markets where zoning restrictions, scarcity of land, and high construction costs create significant barriers to new development.

     In the future, changes in zoning restrictions and deflation in the markets in which the Predecessor currently owns properties or in markets in which the Predecessor may enter, could reduce or eliminate some of the barriers to new development, which could have an adverse affect on the Predecessor's financial condition, results of operations or cash flows.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Predecessor's primary market risk is interest rate risk.

     At December 31, 2002, approximately $101,419 of the Predecessor's long-term debt had fixed interest rates. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2002 was the FHLMC Reference Bill plus 1.74%. FHLMC is the Federal Home Loan Mortgage Corporation. The FHLMC Reference Bills are unsecured general corporate obligations.

                                       Mortgage Debt, Including Current Portion
                                                    (In Thousands)

                                                                                       Fair
                       2003    2004    2005    2006     2007    Thereafter  Total      Value
                    --------  ------  ------  ------  --------   --------  --------  ---------
Fixed Rate           $ 1,247  $1,323  $1,403  $1,489  $ 47,368   $ 48,589  $101,419  $ 101,419
Average
 Interest Rate          5.65%   5.65%   5.65%   5.65%     5.65%      5.65%
Variable Rate        $    73  $   76  $   79  $   82  $    395   $  3,704  $  4,409  $   4,409

The table above reflects the mortgage notes payable as of December 31, 2002.

     In connection with the financing of Seasons Apartments in July of 2001, the Predecessor also entered into an interest rate cap agreement in the notional amount of $37,000 with a termination date of July 20, 2003. The agreement provides for a rate cap of 6.65%. The Predecessor holds the derivative for the purposes of hedging against exposure to changes in the future cash flows attributable to increases in the interest rate. However, the instrument does not qualify as an effective hedge for accounting purposes. As a result of the nominal cost and fair value of the interest rate cap, the premium paid for the interest rate cap agreement is being amortized over the term of the interest rate cap agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Financial Statements and Financial Statement Schedule" on page 33 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors as of December 31, 2002 are as follows:

            Name and age                          Position or Offices Held
       ---------------------------------    ------------------------------------
       George D. Krupp (58)                 Chairman of the Board of Directors
       David C. Quade (59)                  President, Chief Financial Officer
                                             and Director
       Randolph G. Hawthorne (53)           Director
       Robert M. Kaufman (53)               Director
       Richard B. Peiser (54)               Director
       Frank Apeseche (45)                  Vice President, Treasurer
       Wayne H.  Zarozny (44)               Vice President, Controller
       Christopher M. Nichols (38)          Vice President
       Scott D. Spelfogel (42)              Vice President, Secretary

     George D. Krupp, Director and Chairman of the Board of Berkshire Income Realty since July 19, 2002. Mr. Krupp is also the co-founder and Vice-Chairman of our affiliate, The Berkshire Group, an integrated real estate and financial services firm engaged in real estate acquisitions, property management, investment sponsorship, mortgage banking, financial management and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Vice-Chairman and previously, Co-Chairman, since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp was an instructor of history at the New Jewish High School in Waltham, Massachusetts from September of 1997 to May 2002. Mr. Krupp attended the University of Pennsylvania and Harvard University Extension School and holds a Master's degree in History from Brown University. Mr. Krupp also serves on the Board of Directors of Boston Symphony and Combined Jewish Philanthropies.

     David C. Quade, Director, President and Chief Financial Officer of Berkshire Income Realty since July 19, 2002. Since December of 1998, Mr. Quade has been Executive Vice President and Chief Financial Officer of The Berkshire Group, an affiliate of Berkshire Income Realty. During that period, he led the efforts to acquire, finance and asset manage the initial properties being contributed by KRF Company in connection with the offer. Previously, Mr. Quade was a Principal and Executive Vice President and Chief Financial Officer of Leggat McCall Properties from 1981-1998, where he was responsible for strategic planning, corporate and property financing and asset management. Before that, Mr. Quade worked in senior financial capacities for two New York Stock Exchange listed real estate investment trusts, North American Mortgage Investors and Equitable Life Mortgage and Realty Investors. He also worked at Coopers & Lybrand. He has a Professional Accounting Program degree from Northwestern University Graduate School of Business. Mr. Quade also holds a Bachelor of Science degree and a Master of Business Administration degree from Central Michigan University. Mr. Quade also serves as Chairman of the Board of Directors of the Marblehead/Swampscott YMCA and Director of the North Shore YMCA.

     Randolph G. Hawthorne, Director of Berkshire Income Realty since October 15, 2002. Mr. Hawthorne is currently the Principal of a private investment and consulting firm known as RGH Ventures and has served as such since January of 2001. Mr. Hawthorne is also the Development Vice Chair of the Multi-Family Council Gold Flight and the National Multi Housing Council, which he led as the Chairman from 1996-1997. He also presently serves on the Board of Directors of the National Housing Conference and The Boston Home and currently serves as an independent member of the Advisory Board of Berkshire Mortgage Finance, an affiliate of Berkshire Income Realty. Mr. Hawthorne has previously served as President of the National Housing and Rehabilitation Association and served on the Editorial Board of the Tax Credit Advisor and Multi-Housing News. From 1973-2001, Mr. Hawthorne was a Principal and Owner of Boston Financial, a full service real estate firm, which was acquired in 1999 by Lend Lease, a major global real estate firm, which continues to be the largest U.S. manager of tax-exempt real estate assets. During his 28 years with Boston Financial and then Lend Lease, Mr. Hawthorne served in a variety of senior leadership roles including on the Boston Financial Board of Directors. Mr. Hawthorne holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree from the Massachusetts Institute of Technology. In addition, Mr. Hawthorne was a Trustee of The Berkshire Theatre Festival and the Austen Riggs Foundation.

     Robert M. Kaufman, Director of Berkshire Income Realty since October 15, 2002. Mr. Kaufman is currently the President and Chief Operating Officer of Phoenix Ltd., a private investment firm, and has held this position since October of 2002. Mr. Kaufman was a founder and the Chief Executive Officer of Medeview, Inc., a healthcare technology company, from 2000-2002. From 1996-1999, Mr. Kaufman served as Chief Executive Officer of a senior housing company known as Carematrix Corp. and in 1999 served as a consultant to Carematrix Corp. Prior to that, Mr. Kaufman worked for Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm, from 1972-1996. During his tenure at Coopers & Lybrand, he was a partner from 1982-1996 primarily servicing real estate and healthcare industry clients and served as a member of the National Board of Partners. In addition, while a partner at Coopers & Lybrand, Mr. Kaufman was a member of the Mergers and Acquisitions and Real Estate Groups, the Associate Chairman of the National Retail and Consumer Products Industry Group and was a National Technical Consulting Partner. Mr. Kaufman received his Bachelor of Arts from Colby College and his Master of Business Administration degree from Cornell University.

     Richard B. Peiser, Director of Berkshire Income Realty since October 15, 2002. Mr. Peiser is currently the Michael D. Spear Professor of Real Estate Development at Harvard University and has worked in that position since 1998. Mr. Peiser is also a member of the Department of Urban Planning and Design in the Harvard University Graduate School of Design and has served as such since 1998. Before joining the faculty of Harvard University in 1998, Mr. Peiser served as Director of the Lusk Center for Real Estate Development from 1987-1998 as well as Founder and Academic Director of the Master of Real Estate Development Program at the University of Southern California from 1986-1998. Mr. Peiser has also worked as a real estate developer and consultant since 1978. In addition, Mr. Peiser has published numerous articles relating to various aspects of the real estate industry. Mr. Peiser taught at Southern Methodist University from 1978-1984, the University of Southern California from 1985-1998 and at Stanford University in the fall of 1981. Mr. Peiser has been a trustee of the Urban Land Institute since 1997, a Faculty Associate of the Eliot House since 1998 and a Director of the firm American Realty Advisors since 1998. Additionally, Mr. Peiser served as a faculty representative on the Harvard University Board of Overseer's Committee on Social Responsibility from 1999-2002 and has been a co-editor of the Journal of Real Estate Portfolio Management during 2002. Mr. Peiser holds a Bachelor of Arts degree from Yale University, a Master of Business Administration degree from Harvard University and a Ph.D. in land economics from Cambridge University.

     Frank Apeseche, Vice President and Treasurer of Berkshire Income Realty since July 19, 2002. He is also President and Managing Partner of The Berkshire Group, an affiliate of Berkshire Income Realty. Mr. Apeseche was President and Chief Executive Officer of our affiliate, BG Affiliates, from 1995-2000. Mr. Apeseche was Chief Financial Officer of The Berkshire Group from 1993-1995 and Vice President and Treasurer of Berkshire Realty Income, Inc. from 1993-1994. Mr. Apeseche was the Chief Planning Officer of the Berkshire Group from 1986-1993. Before joining The Berkshire Group in 1986, Mr. Apeseche was a manager with ACCENTURE (formerly Anderson Consulting) where he specialized in providing technology solutions to Fortune 500 clients. He received a Bachelor of Arts degree with distinction from Cornell University and a Master of Business Administration degree with Honors from the University of Michigan.

     Wayne H. Zarozny, Vice President and Corporate Controller of Berkshire Income Realty since July 19, 2002. He currently serves and has served as the Vice President and Corporate Controller of The Berkshire Group, an affiliate of Berkshire Income Realty, since 1997. Mr. Zarozny has held several positions within The Berkshire Group since joining the Company in 1986 and is currently responsible for accounting, financial reporting and treasury activities. Before joining The Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a Bachelor of Science degree from Bryant College, a Master of Business Administration degree from Clark University and is a Certified Public Accountant.

     Christopher M. Nichols, Vice President of Berkshire Income Realty since July 19, 2002. He currently holds the position of Senior Financial Analyst and Asset Manager for The Berkshire Group, an affiliate of Berkshire Income Realty. Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller. Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a New York Stock Exchange listed company. At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems. Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997. He has Associate Degrees in Computer Information Systems and in Electrical Engineering, a Bachelor of Science degree in Accountancy from Bentley College and is a Certified Public Accountant.

     Scott D. Spelfogel, Vice President and Secretary of Berkshire Income Realty since July 19, 2002. He currently serves and has served as Senior Vice President and General Counsel to The Berkshire Group, an affiliate of Berkshire Income Realty, since 1996. Before that, he served as Vice President and Assistant General Counsel. Before joining The Berkshire Group in November of 1988, he was in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor degree from
Syracuse University's College of Law and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to the bar in Massachusetts and New York.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During and with respect to the year ended December 31, 2002, none of the Company's executive officers, directors and 10% beneficial owners were obligated to file reports pursuant to Section 16 (a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     Except for our independent directors identified below, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and directors will be compensated by our advisor, Berkshire Property Advisors, L.L.C. ("Berkshire Advisor"), for their services to Berkshire Advisor after the commencement of our operations.

     Independent directors of the Company are compensated at the rate of $30,000 per year for service and receive reimbursement for their travel expenses. There were no other arrangements to compensate the directors in 2002.The Company paid Randolph G. Hawthorne, Robert M. Kaufman and Richard B. Peiser director's fees in the amount of $7,500 per person in connection with its December 2002 board of directors meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our equity securities as of March 31, 2003 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

                                       Shares of
                                       Class B
                                       Common     Percentage and Class of Common
     Name of Beneficial Owner          Stock              Stock Owned (1)
------------------------------------- ----------  ------------------------------
George Krupp                           100(2)      100% of Class B common stock
Douglas Krupp                          100(3)      100% of Class B common stock
The Douglas Krupp 1980 Family Trust    100(4)      100% of Class B common stock
The George Krupp 1980 Family Trust     100(5)      100% of Class B common stock
Krupp Family Limited Partnership-94    100(6)      100% of Class B common stock
KRF Company, L.L.C.                    100         100% of Class B common stock
David C. Quade                           -                        -
Randolph G. Hawthorne                    -                        -
Robert M. Kaufman                        -                        -
Richard B. Pieser                        -                        -
All directors and officers as a group  100(7)      100% of Class B common stock

(1) No shares of our Class A common stock or any other class of our equity securities was issued and outstanding as of March 31, 2003.

(2) Includes 100 shares owned by KRF Company, L.L.C. The Krupp Family Limited Partnership--94 owns 100% of the limited liability company interests in KRF Company, L.L.C. The general partners of Krupp Family Limited Partnership--94 are George Krupp and Douglas Krupp, who each own 50% of the general partnership interests in Krupp Family Limited Partnership--94. By virtue of their interests in The Krupp Family Limited Partnership--94, George Krupp and Douglas Krupp may each be deemed to beneficially own the 100 shares of Class B common stock owned by KRF Company. George Krupp is also a director of Berkshire Income Realty, Inc.

(3) Includes 100 shares owned by KRF Company, L.L.C. that may be deemed to be beneficially owned by Douglas Krupp, as described in footnote (2). (4) Includes 100 shares owned by KRF Company, L.L.C. The Krupp Family Limited Partnership--94 owns 100% of the limited liability company interests in KRF Company. The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership--94. By virtue of its interest in The Krupp Family Limited Partnership--94, The Douglas Krupp 1980 Family Trust may be deemed to beneficially own the 100 shares of Class B common stock owned by KRF Company, L.L.C. The trustees of the Douglas Krupp 1980 Family Trust are Paul Krupp, Lawrence Silverstein and Vincent O'Reilly. The trustees share control over the power to dispose of the assets of the trust and thus each may be deemed to beneficially own the 100 shares of Class B common stock owned by KRF Company, L.L.C.; however, each of the trustees disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

(5) Includes 100 shares owned by KRF Company, L.L.C. The Krupp Family Limited Partnership--94 owns 100% of the limited liability company interests in KRF Company. The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership--94. By virtue of its interest in The Krupp Family Limited Partnership--94, The George Krupp 1980 Family Trust may be deemed to beneficially own the 100 shares of Class B common stock owned by KRF Company, L.L.C. The trustees of the George Krupp 1980 Family Trust are Paul Krupp and Lawrence Silverstein. The trustees share control over the power to dispose of the assets of the trust and thus each may be deemed to beneficially own the 100 shares of Class B common stock owned by KRF Company, L.L.C.; however, each of the trustees disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

(6) Includes 100 shares owned by KRF Company, L.L.C. Krupp Family Limited Partnership--94 owns 100% of the limited liability company interests in KRF Company, L.L.C. By virtue of its interest in KRF Company, L.L.C., Krupp Family Limited Partnership--94 is deemed to beneficially own the 100 shares of Class B common stock owned by KRF Company, L.L.C.

(7) Includes 100 shares owned by KRF Company, L.L.C. that may be deemed to be beneficially owned by George Krupp, as described in footnote (2).

     Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock. As of December 31, 2002, we had 100 shares of our Class B common stock outstanding, all of which were owned by KRF Company, and no outstanding shares of Class A Common Stock. At or before the completion of the Offering, we intend to issue additional shares of our Class B common stock to KRF Company, at a price of $1.00 per share. There is no established public trading market for our common stock.

     Each share of Class B Common Stock entitles the holder to ten votes per share, and each share of Class A Common Stock entitles the holder to one vote per share, on all matters to be submitted to the stockholders for vote. Each share of Class B Common Stock is convertible, at the option of the holder at any time, into one share of Class A Common Stock. The exclusive voting power for all purposes (including amendments to the charter) is vested in the holders of our common stock. We may not issue shares of our Class A Common Stock unless the issuance has been approved by the affirmative vote of the holders of a majority of the shares of our outstanding Class B Common Stock.

     The holders of our common stock are entitled to receive ratably such distributions as may be authorized from time to time on our common stock by our board of directors in its discretion from funds legally available for such distribution. In the event of our liquidation, dissolution, winding-up or termination, after payment of all debt and other liabilities, each holder of our common stock is entitled to receive, ratably with each other holder of our common stock, all our remaining assets available for distribution to the holders of our common stock. Holders of our common stock have no subscription, redemption, appraisal or preemptive rights.

     Under Maryland law, a Maryland corporation generally cannot dissolve, amend its charter, merge, sell all or substantially all of its assets, engage in a share exchange or engage in similar transactions outside the ordinary course of business, unless approved by the affirmative vote of stockholders holding at least two thirds of the shares entitled to vote on the matter. However, a Maryland corporation may provide in its charter for approval of these matters by a lesser percentage, but not less than a majority of all of the votes entitled to be cast on the matter. Our charter provides for approval of these matters by the affirmative vote of a majority of the votes entitled to be cast on the matter.

     The holders of our common stock have the exclusive right (except as otherwise provided in our charter) to elect or remove directors. The outstanding shares of our common stock are fully paid and nonassessable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management Fees

     We have entered into an advisory services agreement with Berkshire Advisor. George Krupp, one of our directors, together with his brother Douglas Krupp, indirectly owns all of the membership interests in Berkshire Advisor. Under the advisory services agreement, Berkshire Advisor will be entitled to receive an annual asset management fee equal to 0.40% of the purchase price of real estate properties, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the audit committee of our board of directors. The asset management fee will be payable with respect to the initial properties to be contributed to us by our affiliate at the completion of the Offering, but not with respect to the Interests acquired by us in the Offering. Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the audit committee of our board of directors. Berkshire Advisor will also be entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us. The Berkshire Group, which is indirectly owned by Douglas and George Krupp, received advisory fees for asset management services relating to the initial properties aggregating approximately $233 for 2000, $186 for 2001 and $407 for 2002. In addition, The Berkshire Group received advisory fees related to the refinancings of Dorsey's Forge, Hannibal Grove, Century and Seasons of Laurel totaling approximately $255 during 2002.

     BRI OP Limited Partnership ("BRI OP"), an affiliate of The Berkshire Group, currently acts as property manager with respect to the initial properties and, upon the completion of the Offering, will continue to do so under its existing property management agreements. Douglas and George Krupp indirectly own general and limited partner interests in Berkshire Realty Holdings, L.P., the parent of BRI OP, which is owned in joint venture with unaffiliated third parties. Under the property management agreement, BRI OP will be entitled to receive a property management fee, payable monthly, equal to 5% of the gross rental receipts, including rentals and other operating income, received each month with respect to the initial properties. The total amount of property management fees paid to BRI OP under the property management agreements relating to the initial properties was $1,042 for 2000, $1,102 for 2001 and $1,296 for 2002.

     Under the advisory services agreement and the property management agreements, Berkshire Advisor and BRI OP, respectively, will be reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties. Berkshire Advisor also will be reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services.

     Douglas and George Krupp indirectly own all of the membership interests in KRF Company, L.L.C. KRF Company has entered into a contribution and sale agreement with our operating partnership and a subsidiary of our operating partnership under which our operating partnership will acquire all of KRF Company's interests in the initial properties upon the completion of the Offering in exchange for common limited partner interests in our operating partnership. The value of these interests, which was determined based on third party appraisals and after deducting all indebtedness on the properties, is approximately $53,000, and is subject to final adjustments pending the consummation of the transaction. The obligations of the parties under the contribution and sale agreement are conditioned upon the completion of the Offering.

ITEM 14. CONTROLS AND PROCEDURES


(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act) . Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

     None.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) See "Index to Financial Statements and Financial Statement Schedule" on page 33 to this report.

(b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

(c)  Exhibits:

     Number and Description Under Regulation S-K

     The following reflects all applicable exhibits required under Item 601 of Regulation S-K:

3.1 Form of Articles of Amendment and Restatement of the Registrant (to be entered into upon the closing of the Offering). Incorporated by reference to exhibit no. 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

3.2 Bylaws of the Registrant. Incorporated by reference to exhibit no. 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

3.3 Articles of Incorporation of the Registrant. Incorporated by reference to exhibit no. 3.1 to the Registrant's Registration Statement on Form S-11 filed on August 22, 2002 (Registration No. 333-98571).

10.1 Form of Amended and Restated Agreement of Limited Partnership of Berkshire Income Realty- OP, L.P. Incorporated by reference to exhibit no. 10.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.2 Form of Contribution and Sale Agreement among KRF Company, L.L.C., KRF GP, Inc., Berkshire Income Realty-OP, L.P. and BIR Sub, L.L.C. Incorporated by reference to exhibit no. 10.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.3 Form of Advisory Services Agreement between the Registrant and Berkshire Real Estate Advisors, L.L.C. Incorporated by reference to exhibit no. 10.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571). 10.4 Property Management Agreement between KRF3 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002. Incorporated by reference to exhibit no.

10.4 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.5 Property Management Agreement between Walden Pond Limited Partnership and BRI OP Limited Partnership dated January 1, 2002. Incorporated by reference to exhibit no. 10.5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.6 Property Management Agreement between KRF5 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002. Incorporated by reference to exhibit no. 10.6 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.7 Property Management Agreement between KRF3 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002. Incorporated by reference to exhibit no. 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.8 Property Management Agreement between Seasons of Laurel, L.L.C. and BRI OP Limited Partnership dated January 1, 2002. Incorporated by reference to exhibit no. 10.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.9 Form of Letter Agreement between Georgeson Shareholder Communications Inc., Georgeson Shareholder Securities Corporation and the Registrant. Incorporated by reference to exhibit no. 10.9 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.10Waiver and Standstill Agreement, dated as of August 22, 2002, by and among Krupp Government Income Trust, Krupp Government Income Trust II, the Registrant and Berkshire Income Realty-OP, L.P. Incorporated by reference to exhibit no. 10.10 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

10.11* Letter amending Waiver and Standstill Agreement, dated March 5, 2003, among Krupp Government Income Trust, Krupp Government Income Trust II, the Registrant and Berkshire Income Realty-OP, L.P.

21.1 Subsidiaries  of the  Registrant.  Incorporated by reference to exhibit no.
     21.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571).

99.1*Certification of Principal Executive Officer pursuant to 18 U.S.C.  Section
     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C.  Section
     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                          BERKSHIRE INCOME REALTY, INC.

                                                                        Page

Report of Independent Accountants - - - - - - - -- - - - - - - - - - - - 34

Balance Sheet at December 31, 2002 - - - - - - - - - - - - - - - - - - - 35


Notes to Balance Sheet  - - - - - - - - - - - - - -- - - - - - - - - - - 36


                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

Report of Independent Accountants - - - - - - - -- - - - - - - - - - - - 37

Combined Balance Sheets at December 31, 2002 and 2001 - - - - - - - - -  38


Combined Statements of Operations for the Years Ended
        December 31, 2002, 2001 and 2000 - - - -- - - - - - - - - - - -  39

Combined Statements of Changes in Owners' Equity (Deficit) for the
        Years Ended December 31, 2002, 2001 and 2000 - - - - - - - - - - 40


Combined Statements of Cash Flows for the Years Ended
        December 31, 2002, 2001 and 2000 - - - - - - - - - - - - - - - - 41

Notes to Combined Financial Statements - - - - - - - - - - - - - - - - - 42


Schedule III - Real Estate and Accumulated Depreciation at
        December 31, 2002 - - - - - - - - - - -- - - - - - - - - - - - - 52

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Berkshire Income Realty, Inc.:

     In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. (the "Company") at December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 25, 2003

                          BERKSHIRE INCOME REALTY, INC.

                                  BALANCE SHEET

                              At December 31, 2002

                                     ASSETS

Assets:

  Cash                                              $      100
                                                    ----------
     Total assets                                   $      100
                                                    ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:                                        $        -

Stockholder's Equity

 Preferred  stock,  liquidation  preference  $25.00
  per share,  5,000,000  shares authorized,
  0 shares issued and outstanding                            -

 ClassA common  stock,  $.01 par value,  5,000,000
  shares  authorized,  0 shares issued and
  outstanding                                                -

 ClassB common stock,  $.01 par value,  5,000,000 shares
  authorized,  100 shares issued and  outstanding            1

 Additional paid in capital                                 99
                                                    ----------
    Total liabilities and stockholder's equity      $      100
                                                    ==========



















                 The accompanying notes are an integral part of
                              this balance sheet.

                          BERHSHIRE INCOME REALTY, INC.

                             NOTES TO BALANCE SHEET

1.   ORGANIZATION AND FORMATION

     Berkshire Income Realty, Inc. (the "Company "), a Maryland corporation, was organized on July 19, 2002. The Company intends to acquire, own and operate multi-family residential properties. The Company has no operating history to date.

     The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission with respect to its offers (the "Offering") to exchange its 9% Series A Cumulative Redeemable Preferred Shares ("Preferred Shares") for interests ("Interests") in the following six mortgage funds: Krupp Government Income Trust, Krupp Government Income Trust II, Krupp Insured Mortgage Limited Partnership, Krupp Insured Plus Limited Partnership, Krupp Insured Plus II Limited Partnership, Krupp Insured Plus III Limited Partnership (collectively, the "Mortgage Funds"). For each Interest in the Mortgage Funds that is validly tendered and not withdrawn in the Offering, the Company will exchange its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003.

     Simultaneous with the completion of the Offering, KRF Company, LLC ("KRF Company"), an affiliate of the Company, will contribute its ownership interests in five multi-family residential properties (the "Properties") to Berkshire Income Realty-OP, L.P. (the "Operating Partnership") in exchange for common limited partner interests in the Operating Partnership. Prior to the Offering, KRF Company contributed $100 in exchange for 100 shares of common stock of the Company. Concurrent with the completion of the Offering, KRF Company will contribute cash to the Company in exchange for common stock of the Company in an amount equal to 1% of the fair value of total net assets of the Operating Partnership. This amount will be contributed to the Company's wholly owned subsidiary, BIR GP, L.L.C., who will then contribute the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership. At the completion of the Offering, the Operating Partnership will be the successor to the Berkshire Income Realty Predecessor Group (the "Predecessor"). The merger of the separate businesses into the Company and the Operating Partnership is considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests will be accounted for at their historical cost. The acquisition of the Interests will be accounted for using purchase accounting based upon the fair value of the Interests acquired.

     INCOME TAXES

     Upon completion of the Offering, the Company intends to make an election to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a REIT, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders to maintain its REIT status. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners and Members of
Berkshire Income Realty Predecessor Group:

     In our opinion, the combined financial statements present fairly, in all material respects, the financial position of Berkshire Income Realty Predecessor Group (the "Predecessor") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 25, 2003

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             COMBINED BALANCE SHEETS

                                                           December 31,
                                                    ------------------------
                                                       2002          2001
                                                    ----------    ----------
                                                         (In Thousands)
                                     ASSETS

Multi-family apartment communities, net of
 accumulated depreciation of $88,003 and $82,719,
 respectively                                       $   85,157    $   87,648
Cash and cash equivalents                                4,766         3,990
Cash restricted for tenant security deposits               776           811
Replacement reserve escrow                                 291             5
Prepaid expenses and other assets                        3,410         1,834
Due from affiliate                                           -         1,738
Deferred expenses, net of accumulated amortization
 of $155 and $171, respectively                          1,032           587
                                                    ----------    ----------

       Total assets                                 $   95,432    $   96,613
                                                    ==========    ==========

                    LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage notes payable                              $  105,828    $   76,799
Accrued expenses and other liabilities                   1,643         1,041
Tenant security deposits                                   839           802
                                                    ----------    ----------

       Total liabilities                               108,310        78,642

Minority interest                                            -           619

Owners' equity (deficit)                               (12,878)       17,352
                                                    ----------    ----------

       Total liabilities and owners' equity
        (deficit)                                   $   95,432    $   96,613
                                                    ==========    ==========














              The accompanying notes are an integral part of these
                         combined financial statements.

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                        COMBINED STATEMENTS OF OPERATIONS


                                           Years Ended December 31,
                                  --------------------------------------
                                     2002          2001          2000
                                  ----------    ----------    ----------
                                              (In Thousands)

Revenue:
    Rental                        $   23,699    $   23,056    $   21,869
    Interest                             370           533           601
    Utility reimbursements               511           176             -
    Other                                903         1,111           782
                                  ----------    ----------    ----------

       Total revenue                  25,483        24,876        23,252

Expenses:
    Operating                          5,717         5,463         5,469
    Maintenance                        1,883         1,944         1,797
    Real estate taxes                  1,771         1,679         1,674
    General and administrative           661           657           714
    Management fees                    1,703         1,288         1,275
    Depreciation                       5,284         4,751         5,011
    Interest                           4,988         5,682         7,204
    Participating note interest            -         6,591         1,013
                                  ----------    ----------    ----------

        Total expenses                22,007        28,055        24,157

Income (loss) before minority
 interest and extraordinary loss
 from early extinguishment of debt     3,476        (3,179)         (905)

Minority interest                     (1,520)          228           517
                                  ----------    ----------    ----------

Income (loss) before extraordinary
 loss from early extinguishment of
 debt                                  1,956        (2,951)         (388)

Extraordinary loss from early
 extinguishment of debt               (1,168)         (713)         (476)
                                  ----------    ----------    ----------

Net income (loss)                 $      788    $   (3,664)   $     (864)
                                  ==========    ==========    ==========












              The accompanying notes are an integral part of these
                         combined financial statements.

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

           COMBINED STATEMENTS OF CHANGES IN OWNERS' EQUITY (DEFICIT)


  Balance at December 31, 2000                      $  (11,505)

  Net loss                                              (3,664)
  Distributions                                         (5,462)
  Contributions                                         37,983
                                                    ----------

  Balance at December 31, 2001                          17,352

  Net income                                               788
  Distributions                                        (31,343)
  Contributions                                            325
                                                    ----------

  Balance at December 31, 2002                      $  (12,878)
                                                    ==========



































              The accompanying notes are an integral part of these
                          combined financial statements

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                        COMBINED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                      --------------------------------------
                                          2002         2001          2000
                                      ----------    ----------    ----------
                                                  (In Thousands)
Cash flows from operating activities:

Net income (loss)                     $      788    $   (3,664)   $     (864)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
    Amortization of deferred financing
     costs                                   168           126           134
    Non-cash portion of extraordinary
     loss from early extinguishment
     of debt                                 447           713           180
    Depreciation                           5,284         4,751         5,011
    Minority interest                      1,521          (228)         (517)
    Increase (decrease) in cash
     attributable to changes in assets
      and liabilities:
      Tenant security deposits, net           72          (124)          (17)
      Prepaid expenses and other
       assets                             (1,576)          294           869
      Accrued participating note
       interest                                -        (1,650)        1,013
      Accrued expenses and other
       liabilities                           602        (4,488)          783
                                      ----------    ----------    ----------
Net cash provided by (used in)
 operating activities                      7,306        (4,270)        6,592
                                      ----------    ----------    ----------

Cash flows from investing activities:

Capital improvements                      (2,793)         (732)       (2,959)
Acquisition of real estate/limited
 partnership interests                         -       (34,563)      (19,631)
Replacement reserve escrow                  (286)        2,214        (1,442)
                                      ----------    ----------    ----------

Net cash used in investing activities     (3,079)      (33,081)      (24,032)
                                      ----------    ----------    ----------

Cash flows from financing activities:

Borrowings on mortgage notes payable     102,080        41,500        36,207
Principal payments on mortgage notes
 payable                                 (73,051)      (37,269)      (21,257)
Due from affiliate                         1,738        (1,738)            -
Deferred financing costs                  (1,060)       (1,034)            -
Contributions from owners                    325        37,983         8,609
Distributions to owners                  (31,343)       (5,462)            -
Distributions to minority interest        (2,140)         (538)            -
                                      ----------    ----------    ----------
Net cash (used in) provided by
 financing activities                     (3,451)       33,442        23,559
                                      ----------    ----------    ----------

Net increase (decrease) in cash and
 cash equivalents                            776        (3,909)        6,119

Cash and cash equivalents at beginning
 of year                                   3,990         7,899         1,780
                                      ----------    ----------    ----------
Cash and cash equivalents at end of
 year                                 $    4,766    $    3,990    $    7,899
                                      ==========    ==========    ==========

Supplemental cash flow disclosure:

Capital improvements included in accrued
 expenses and other liabilities       $      110    $       26    $      608
                                      ==========    ==========    ==========

              The accompanying notes are an integral part of these
                          combined financial statements

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

1.   Organization and Basis of Presentation

     KRF Company L.L.C., an affiliate of The Berkshire Group and controlled by Douglas and George Krupp, through its subsidiaries KRF3 Acquisition Company, L.L.C. and KR5 Acquisition, L.L.C ("KRF"), at December 31, 2002 and 2001 has controlling interests in five multifamily apartment communities consisting of 2,539 units (the "Properties") as follows:

                                                                    Controlling
        Description            Location                 Units        Interest
       -------------------    ------------------------ -------      -----------
        Century                Cockeysville, Maryland     468          75.82%
        Dorsey's Forge         Columbia, Maryland         251          91.38%
        Hannibal Grove         Columbia, Maryland         316          91.38%
        Seasons of Laurel      Laurel, Maryland         1,088         100.00%
        Walden Pond            Houston, Texas             416         100.00%


     KRF acquired the Properties during 2000 and 2001 through the acquisition of limited partner units from certain affiliates of The Berkshire Group also controlled by George and Douglas Krupp (See Note - 3) namely, Krupp Realty Limited Partnership - V (Century), Krupp Realty Fund, Ltd. - III (Dorsey's Forge and Hannibal Grove), and through the purchase of real estate from certain affiliates of The Berkshire Group namely, Maryland Associates Limited Partnership (Seasons of Laurel) and Krupp Realty Fund, Ltd. - IV (Walden Pond); (collectively, the "Affiliates").

     The activities of the Properties held by KRF and the Affiliates, the owners of the Properties, are collectively referred to as the Berkshire Income Realty Predecessor Group or the "Predecessor". The Properties have been included in the financial statements of the Predecessor for all years presented.

     The accompanying financial statements have been presented on a combined basis because KRF and the Affiliates are under common management and control and because KRF and the Properties will be the subject of a business combination with Berkshire Income Realty, Inc. which was formed in 2002 and intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     Due to the affiliation of the Predecessor, these financial statements have been presented as a reorganization of entities under common control, which is similar to the accounting for a pooling of interests. The acquisition or transfer of the various Predecessor interests has been accounted for at historical cost. The acquisition of limited partner interests in the Affiliates has been accounted for using purchase accounting based on the cash paid for the interests, resulting in an incremental increase in the basis of the Predecessor's real estate.

     During 2000, KRF Company L.L.C., the parent of KR5 Acquisition L.L.C. ("KR5"), obtained a $10,000 term loan facility (the "Loan") and utilized the proceeds to make a capital contribution to KR5.

     The Loan had a term of five years and a variable interest rate of either the Prime Rate, as defined, or LIBOR, as defined, plus two percent. The Loan was payable on an interest only basis until the first year anniversary of closing; thereafter; quarterly payments of principal were required based upon a five year, straight-line amortization schedule. Certain net distributions made to KRF Company L.L.C. by KR5 related to the sale, refinancing or other disposition of properties by KR5 were to be used to prepay the Loan.


                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

1.   Organization and Basis of Presentation, Continued

     The Loan was collateralized by a first and only security interest in KRF Company L.L.C.'s equity interest in KR5. An affiliate of KRF Company L.L.C. granted a first and only security interest in certain assets, including its rights and interests in certain advisory agreements. Such advisory agreements provide for fees in excess of $2 million per year. In addition, the Loan was guaranteed by Douglas Krupp, George Krupp and an affiliate of KRF Company L.L.C.

     The Loan was fully repaid on August 2, 2002. Pursuant to SAB Topic 5-J, the Loan has not been reflected in the financial statements of the Predecessor.

     All overhead costs of KRF and an allocation of the Affiliates' overhead costs, based upon the number of units in the Properties to total units owned by the Affiliates, have been reflected in the Predecessor's financial statements for the periods presented. Management believes the basis for allocating overhead costs is reasonable.

2.   Significant Accounting Policies

     Principles of Combination

     The combined financial statements include the accounts of the Properties extracted from the books and records of KRF and the Affiliates. To the extent parties not affiliated with The Berkshire Group have an equity interest in the Properties, such interest is accounted for as minority interest in the accompanying financial statements. Allocations of income, losses and distributions are made to minority shareholders based upon their respective share of such allocations. Losses in excess of the minority shareholder's investment basis are allocated to the Predecessor. Distributions to the minority shareholder in excess of their investment basis are recorded in the Predecessor's combined statement of operations as minority interest.

     Real Estate

     Real estate assets are recorded at depreciated cost. Costs related to the acquisition, rehabilitation and improvement of properties are capitalized. Recurring capital improvements typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen/bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

     Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

           Rental property                             27.5 years
           Improvements                                5 to 20 years
           Appliances, carpeting, and equipment        3 to 8 years

     When property is sold, their costs and related depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.


                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

2.   Significant Accounting Policies, Continued

     Real Estate, Continued

     Pursuant to Statement of Financial Accounting Standards Opinion No. 144, Accounting for the Impairment or disposal of Long-Lived Assets, management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the assets carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Predecessor records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell. No such impairment losses have been recognized to date.

     Cash and cash equivalents

     The Predecessor invests its cash primarily in deposits and money market funds with commercial banks. All short-term investments with maturities of three months or less from the date of acquisition are included in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values. The Predecessor has not experienced any losses to date on its invested cash.

     Concentration of Credit Risk

     The Predecessor maintains cash deposits with major financial institutions, which from time to time may exceed federally insured limits. The
     Predecessor does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position.

     Restricted Cash

     Restricted cash represents security deposits held by the Predecessor under the terms of certain tenant lease agreements.

     Escrows

     Certain lenders require escrow accounts for capital improvements. The escrows are funded from operating cash, as needed.

     Deferred Expenses

     Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the related loans, on a method, which approximates the effective interest method.

     Partners'/Members' Capital Contributions, Distributions and Profits and Losses

     Partners'/Members' capital contributions, distributions and profits and losses are allocated in accordance with the terms of individual partnership and or limited liability company agreements.

                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

2.   Significant Accounting Policies, Continued

     Rental Revenue

     The Properties are leased under terms of leases with terms of generally one year or less. Rental revenue is recognized when earned. Recoveries from tenants for utility expenses are recorded in the period the applicable costs are incurred. Other income, which consists primarily of income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees, is recognized when earned.

     Income Taxes

     No provision for income taxes is necessary in the financial statements of the Predecessor since the Predecessor's statements combine the operations and balances of partnerships and limited liability companies, none of which are directly subject to income tax. The tax effect of its activities accrues to the individual partners and or members of the respective entity.

     Derivative Financial Instruments

     The Predecessor entered into an interest rate cap agreement in 2001 to economically hedge a certain mortgage note payable. The related note was refinanced in 2002 and the interest rate cap agreement was terminated. The Predecessor has not designated this instrument as an accounting hedge under SFAS No. 133. Derivative financial instruments contain an element of risk that counterparties may be unable to meet the terms of such agreements. The Predecessor minimizes its risk exposure by limiting the counterparties to major banks and investment bankers who meet established credit and capital guidelines.

     Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of the book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No.144 is effective for fiscal years beginning after December 15, 2001. This statement has not had a material effect on the Predecessor's financial condition, results of operations or cash flows.

     In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, among others. As a result of the rescission of SFAS No. 4, gains or losses from extinguishment of debt are not necessarily considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of adopting this statement will require the Predecessor in 2003 to reclassify its extraordinary loss into continuing operations in the accompanying statements of operations.





                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

2.   Significant Accounting Policies, Continued

     Recent Accounting Pronouncements, Continued

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity's commitment to an exit plan, by itself, does not create a present obligation to others that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this statement is not expected to be material to the Predecessor's financial condition, results of operations or cash flows.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for the Predecessor as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Predecessor has reviewed the provisions of FIN 45 and believes that the impact of the adoption will not be material to its financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operation of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Predecessor is currently assessing the impact, if any, the interpretation will have on its financial position, results of operations or cash flows.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of financial statements and revenue and expenses during the reporting period. Such estimates include the allowance for depreciation and the fair value of the accrued participating note interest. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 combined financial statements to conform to the 2002 presentation.

                                   Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

3.   Multifamily Apartment Communities

     The  following   summarizes  the  carrying   value  of  the   Predecessor's
     multifamily apartment communities:

                                                          December 31,
                                                    ------------------------
                                                       2002          2001
                                                    ----------    ----------
     Land                                           $   20,071    $   20,071
     Buildings, improvements and personal property     153,089       150,296
                                                    ----------    ----------
     Multi-family apartment communities                173,160       170,367
     Accumulated depreciation                          (88,003)      (82,719)
                                                    ----------    ----------
     Multi-family apartment communities, net        $   85,157    $   87,648
                                                    ==========    ==========

     The acquisition of the limited partner interests andproperties from the Affiliates, which was at fair value and in excess of book value of the Properties, has been accounted for using purchase accounting based upon the cash paid for the interests. The following is a summary of the incremental increase in the basis of the Predecessor's real estate as a result of the acquisition of limited partner interests or real estate assets between the Affiliates during 2001 and 2000:

                                                          December 31,
                                                    ------------------------
                                                       2001          2000
                                                    ----------    ----------
     Century                                        $        -    $   12,214
     Dorsey's Forge                                          -         3,404
     Hannibal Grove                                          -         5,914
     Seasons of Laurel                                  26,241             -
     Walden Pond                                         8,322             -
                                                    ----------    ----------
         Total                                      $   34,563    $   21,532
                                                    ==========    ==========

     Included in the 2000 increase in real estate basis is $1,901 of non-cash contributions attributable to the minority interest member.

















                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

4.   Mortgage Notes Payable

     Mortgage notes payable consisted of the following at December 31, 2002 and 2001:


                                      Annual            Final                                                Annual
    Collateralized        Principal   Interest          Maturity        Monthly           Principal          Interest
    Property              2002        Rate              Date            Payment           2001               Rate
    -----------------    ------------ --------------    -------------- ---------------    ---------------   -------------
    Century                $ 22,613    5.96% Fixed      April 1, 2007       $   136          $ 19,188        1.74% plus
                                                                                                              3 month
                                                                                                               LIBOR

    Dorsey's Forge           10,546    5.96% Fixed      April 1, 2007       $    63             6,004        1.59% plus
                                                                                                              3 month
                                                                                                               LIBOR

    Hannibal Grove           16,013    5.96% Fixed      April 1, 2007       $    96            10,429        1.59% plus
                                                                                                              3 month
                                                                                                               LIBOR

    Seasons of               52,247    5.74% Fixed      Aug. 1, 2009        $   306            36,678        Reference
    Laurel                                                                                                   Bill plus
                                                                                                               0.95%

    Walden Pond               4,409     Reference       Dec. 1, 2008        $    20             4,500        Reference
                                        Bill plus                                                            Bill plus
                                          1.74%                                                                1.74%
                         ------------                                                     ---------------
    Total                  $105,828                                                          $ 76,799
                         ============                                                     ===============

     Combined aggregate principal maturities of mortgage notes payable at December 31, 2002 are approximately as follows:

              2003                  $        1,320
              2004                           1,399
              2005                           1,482
              2006                           1,571
              2007                          47,455
              Thereafter                    52,603
                                    --------------
                                    $      105,828
                                    ==============





                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

4.   Mortgage Notes Payable, Continued

     Interest rates on variable rate mortgage notes payable aggregating $4,409 and $76,799 were 2.98% at December 31, 2002 and ranged from 2.63% to 3.62% at December 31, 2001. The 3 month LIBOR rate as of December 31, 2001 was 1.88%. The Federal Home Loan Mortgage Corporation Reference Bills ("Reference Bills") are uncollateralized general corporate obligations. The Reference Bills rates as of December 31, 2002 and 2001 were 1.24% and 1.68%, respectively.

     On April 27, 2000, the Predecessor completed the refinancing of the Century mortgage note payable with a $19,500 non-recourse mortgage note payable. The Predecessor used the proceeds from the refinancing to repay the existing mortgage note of $10,657, to pay closing costs of $41, and to purchase the outstanding limited partnership units of Krupp Realty Limited Partnership-V. The Predecessor also recognized a $476 extraordinary loss resulting from the prepayment penalty and the write-off of deferred financing costs upon the early principal repayment of the mortgage note payable, which is reflected in the statement of operations for the year ended December 31, 2000.

     On April 27, 2000, the Predecessor completed the refinancing of the Dorsey's Forge and Hannibal Grove mortgage notes payable. Dorsey's Forge and Hannibal Grove were refinanced with $6,103 and $10,604, respectively, non-recourse mortgage notes payable. The Predecessor used the proceeds from the refinancing to repay the existing mortgage notes on Dorsey's Forge and Hannibal Grove of $4,170 and $5,672, respectively, to pay closing costs of $108 and $149, respectively, and to purchase the outstanding limited partnership units from Krupp Realty Fund, Ltd.-III.

     On July 23, 2001, the Predecessor obtained a $37,000 non-recourse mortgage note payable on Seasons of Laurel, which is collateralized by the property. The Predecessor used the proceeds from the note to purchase the property from Maryland Associates Limited Partnership. The Predecessor also recognized a $713 extraordinary loss resulting from the write-off of deferred financing costs related to the extinguished debt. In connection with the financing, the Predecessor also entered into an interest rate cap agreement in the notional amount of $37,000 with a termination date of July 20, 2003. The related note was refinanced in 2002 and the interest rate cap agreement waas terminated. The agreement provided for a rate cap of 6.65%. The Predecessor held the derivative for the purposes of hedging against exposure to changes in the future cash flows attributable to increases in the interest rate; however, the instrument did not qualify as an effective hedge for accounting purposes. As a result of the nominal cost and fair value of the interest rate cap, the premium paid for its interest rate cap agreement is being amortized over the term of the interest rate cap agreement. Such unamortized premium approximated $35 at December 31, 2001,and is included in deferred expenses in the accompanying balance sheet.

     Prior to July 23, 2001, the Predecessor had outstanding a first and second non-recourse mortgage note payable on Seasons of Laurel, which was collateralized by the property. The combined first and second mortgage loans contained a preferred interest rate of 10%, subject to certain cash flow limitations. Additionally, the Predecessor had a subordinate promissory note payable that required participating payments to the holder of the note, subject to cash availability, as defined. The holder of the first and second mortgage notes payable and subordinate promissory note was an affiliate of The Berkshire Group. The fair value of the participating interest  in the  subordinate  promissory  note  payable was  deferred  and amortized into the accompanying statement of operations over the subordinated promissory note's estimated life using the effective interest rate method. For the year ended December 31, 2000, $1,013 of deferred interest was amortized into the statement of operations, related to this note. On July 23, 2001, concurrent with the refinancing of Seasons of Laurel, the subordinate promissory note payable was paid off. As such, the Predecessor recognized an additional $6,589 of interest on the subordinate promissory note

                                   Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

4.   Mortgage Notes Payable, Continued

     On November 14, 2001, the Predecessor obtained a $4,500 non-recourse mortgage note payable, which is collateralized by the property on Walden Pond. The Predecessor used the proceeds from the note to purchase the property from Krupp Realty Fund, Ltd. - IV.

     On April 1, 2002, the mortgage notes payable on Century, Dorsey's Forge, and Hannibal Grove were refinanced with $22,800, $10,635, and $16,145, respectively, non-recourse mortgage notes payable, which are collateralized by the related properties. The interest rates on the notes are fixed at 5.96%. The notes mature on April 1, 2007, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time within 30 days notice.

     The Predecessor used the proceeds from the refinancing on Century, Dorsey's Forge, and Hannibal Grove to repay the existing mortgage notes and accrued interest of $19,219, $6,011 and $10,444, respectively, to pay closing costs of $162, $91 and $122, respectively, and to fund escrows required by the lender of $29, $15 and $54, respectively. The remaining cash of $11,357 was distributed to the members. The Predecessor also recognized a $610 extraordinary loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for Century, Dorsey's Forge and Hannibal Grove mortgage notes payable, which is reflected in the statement of operations for the year ended December 31, 2002.

     On July 31, 2002, the mortgage note payable on Seasons of Laurel was refinanced with a $52,500 non-recourse mortgage note payable, which is collateralized by the property. The fixed interest rate on the note is 5.74%. The mortgage note matures on August 1, 2009, at which time the remaining principal and accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days notice. The Predecessor used the proceeds from the refinancing to repay the existing mortgage note and accrued interest of $36,412, to pay closing costs of $280, to fund escrows required by the lender of $862. The remaining cash of $14,579 was distributed to the members. The Predecessor also recognized a $558 extraordinary loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs, which is reflected in the statement of operations for the year ended December 31, 2002.

     Cash paid for interest on the mortgage notes payable was $4,791, $17,086 and $6,209 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.   Related Party Transactions

     The Predecessor paid property management fees to an affiliate of the Berkshire Group for management services. The fees are payable monthly at an annual rate of 5% of the gross receipts from the properties under management. The Predecessor also reimburses affiliates of the Berkshire Group for certain expenses incurred in connection with the operation of the properties, including salaries and administrative expenses.

     The Predecessor paid asset management fees to an affiliate of the Berkshire Group for asset management services.





                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             (Dollars in Thousands)

5.   Related Party Transactions, continued

     Amounts accrued or paid to The Berkshire Group's affiliates at December 31, 2002 and 2001 were as follows:

                                       2002            2001
                                   ------------    ------------
        Property management fees   $      1,296    $      1,102
        Expense reimbursements              234             413
        Asset management fee                407             186
        Salary reimbursements             2,188           1,877
                                   ------------    ------------
             Charged to operations $      4,125    $      3,578
                                   ============    ============

     Expense reimbursements due to affiliates of $115 and $73 are included in accounts payable at December 31, 2002 and 2001, respectively.

     Expense reimbursements due from affiliates of $48 and $1,732 are included in prepaid expenses and other assets at December 31, 2002 and 2001, respectively.

     The Predecessor also paid an affiliate advisory fees of $255 related to the refinancing of Dorsey's Forge, Hannibal Grove, Century and Seasons of Laurel which are included in deferred expenses at December 31, 2002.

     At December 31, 2001, due from affiliate included an amount temporarily transferred to an affiliate to facilitate the investment of excess cash. The amount was subsequently repaid in early 2002.

6.  Selected  Interim Financial Information (unaudited)

                                        2002 Quarter Ended
                        ----------------------------------------------------
                        March 31,      June 30,    September 30, December 31,
                        ----------    ----------    ----------    ----------
    Total revenue       $    6,279    $   12,102    $   18,889    $   25,483
    Income before
     minority interest         105         2,493         3,028         3,476
    Net income              11,996           624           423           788

                                        2001 Quarter Ended
                        ----------------------------------------------------
                        March 31,      June 30,    September 30, December 31,
                        ----------    ----------    ----------    ----------
    Total revenue       $    6,052    $   11,941    $   18,018    $   24,876
    Loss before
     minority interest        (284)       (2,970)       (4,942)       (3,179)
    Net loss                (3,271)       (2,856)       (5,492)       (3,664)

7.   Subsequent Events

     On March 20, 2003, our common stockholder, KRF Company, through a newly created affiliate, Gables of Texas Limited Partnership acquired The Gables Apartments, a 140-unit multi-family apartment complex apartment located in Houston, Texas for a purchase price of approximately $6,925.

                     BERKSHIRE INCOME REALTY PRECESSOR GROUP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002

                             (Dollars In Thousands)

                                                                    Costs Capitalized Subsequent to
                                            Initial Cost                       Acquisition
                                      ------------------------    -----------------------------------
                                                                   Buildings and          Basis
    Description        Location          Land       Buildings      Improvements      Step-up (Note 3)
-------------------  ---------------- ----------    ----------    --------------    -----------------
Century              Cockeysville, MD $    1,050       $13,948    $       7,327     $          12,214
Dorsey's Forge       Columbia, MD            341         4,522            3,673                 3,404
Hannibal Grove       Columbia, MD            520         6,884            5,953                 5,914
Seasons of Laurel    Laurel, MD            3,676        50,802            2,089                26,241
Walden Pond          Houston, TX             906        12,040            3,334                 8,322
                                      ----------    ----------    --------------    -----------------
  Total                               $    6,493    $   88,196    $      22,376     $          56,095
                                      ==========    ==========    ==============    =================



                            Land and         Buildings and                      Accumulated       Year     Depreciable
    Description           Improvements       Improvements         Total        Depreciation     Acquired      Lives
--------------------     ---------------    ----------------    ----------    ---------------  ----------  ------------
Century                  $    4,011         $   30,528          $ 34,539      $    17,222        1984        (1)
Dorsey's Forge                1,301             10,639            11,940            6,439        1983        (1)
Hannibal Grove                2,167             17,104            19,271           10,685        1983        (1)
Seasons of Laurel             9,673             73,135            82,808           40,785        1985        (1)
Walden Pond                   2,919             21,683            24,602           12,872        1983        (1)
                         ---------------    ----------------    ----------    ---------------

  Total                  $   20,071         $  153,089          $173,160      $    88,003
                         ===============    ================    ==========    ===============

(1) Depreciation of the buildings and improvements are calculated over the lives ranging from 3-27.5 years.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate                              2002          2001          2000
                                      ----------    ----------    ----------
Balance at beginning of year          $  170,367    $  135,072    $  110,581
Acquisitions and improvements              2,793        35,295        24,491
                                      ----------    ----------    ----------
Balance at end of year                $  173,160    $  170,367    $  135,072
                                      ==========    ==========    ==========

Accumulated Depreciation                 2002          2001          2000
                                      ----------    ----------    ----------
Balance at beginning of year          $   82,719    $   77,968    $   72,957
Depreciation expense                       5,284         4,751         5,011
                                      ----------    ----------    ----------
Balance at end of year                $   88,003    $   82,719    $   77,968
                                      ==========    ==========    ==========

The aggregate cost of the Predecessor's multifamily apartment communities for federal income tax purposes was approximately $93,295 and the aggregate accumulated depreciation was approximately $17,610 as of December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 31, 2003.

                                          BERKSHIRE INCOME REALTY, INC.

                                          BY:  /s/ David C. Quade
                                             ----------------------------------
                                             NAME:  David C. Quade
                                             TITLE: President

Berkshire Income Realty, Inc., a Maryland corporation, and each person whose signature appears below constitutes and appoints David C. Quade, with full power to act as such person's true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature                               Title                         Date

/s/ George D. Krupp            Chairman of the Board of           March 31, 2003
-----------------------------  Directors
George D. Krupp

/s/ David C. Quade             President, Chief Financial         March 31, 2003
-----------------------------  Officer and Director (Principal Executive
David C. Quade                 Officer and Principal Financial Officer)

/s/ Robert M. Kaufman          Director                           March 31, 2003
-----------------------------
Robert M. Kaufman

/s/ Randolph G. Hawthorne      Director                           March 31, 2003
-----------------------------
Randolph G. Hawthorne

/s/ Richard B. Peiser          Director                           March 31, 2003
-----------------------------
Richard B. Peiser

/s/ Wayne H. Zarozny           Vice President and Controller      March 31, 2003
-----------------------------  (Principal Accounting Officer)
Wayne H. Zarozny

                                 CERTIFICATIONS

I, David C. Quade, as Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Berkshire Income Realty, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                          /s/David C. Quade
                                                   ----------------------------
                                                          David C. Quade
                                                    Principal Executive Officer

I, David C. Quade, as Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Berkshire Income Realty, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                           /s/David C. Quade
                                                   ----------------------------
                                                           David C. Quade
                                                      Chief Financial Officer