Form 10-Q
period 2003-03-31
BERKSHIRE INCOME REALTY INC
filed 2003-05-15
CIK 1178862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q
(Mark  One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
          ------------------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
             ------------------------------- ----------------------

                        Commission File number 001-31659
                          ----------------------------

                          Berkshire Income Realty, Inc.
  ---------------------------------------------------------------------------

Maryland                                                        32-0024337
-----------------------------------------------------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                                 02108
-------------------------------------------------------------------------------
(Address of principal executive                                      (Zip code)
offices)

(Registrant's telephone number, including area code)             (617) 523-7722
                                                        -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes                          No         X
                     ----------------            -----------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b-2) of the Exchange Act).

                     Yes                          No         X
                     ----------------            -----------------

As of May 14, 2003, there were 1,283,313 shares of Class B common stock outstanding.

                                TABLE OF CONTENTS



                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

                          BERKSHIRE INCOME REALTY, INC.



Combined Balance Sheets at March 31, 2003 (Unaudited) and
December 31, 2002 - - - - - - - - - - - - - - - - -  - - - - - - - - - - -  2

Notes to Balance Sheets - - - - - - - - - - - - - -  - - - - - - - - - - -  3

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

Combined Balance Sheets at March 31, 2003 (Unaudited) and
December 31, 2002 - - - - - - - - - - - - - - - - -  - - - - - - - - - - -  6

Combined Statements of Operations (Unaudited) for the three months ended March 31, 2003 and 2002 - - - - - - - - - - - - - - - - - - - - - - - - - 7

Combined Statements of Cash Flows (Unaudited) for the three months ended March 31, 2003 and 2002 - - - - - - - - - - - - - - - - - - - - - - - - - - 8

Notes to Combined Financial Statements (Unaudited)- - - - - - - - - - - - - 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.- - - - - - - - - - - - - - - - - - - - - - - - - - -12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. - - - 20

Item 4. Controls and Procedures. - - - - - - - - - - - - - - - - - - - - - 20

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. - - - - - - - - - - - - - - - - 20

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

                          BERKSHIRE INCOME REALTY, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                     March 31,     December 31,
                                                       2003            2002
                                                    (Unaudited)      (Note 2)
                                                   -------------  -------------
Assets:
  Cash                                             $         100  $         100
                                                   -------------  -------------

     Total assets                                  $         100  $         100
                                                   =============  =============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:                                       $           -  $           -

Stockholder's Equity:

Preferred stock, liquidation preference $25.00 per
share, 5,000,000 shares authorized, 0 shares issued
and outstanding                                                -              -

Class A common stock, $.01 par value, 5,000,000
shares authorized, 0 shares issued and outstanding             -              -

Class B common stock, $.01 par value, 5,000,000
shares authorized, 100 shares issued and outstanding           1              1

  Additional paid in capital                                  99             99
                                                   -------------  -------------

    Total liabilities and stockholder's equity     $         100  $         100
                                                   =============  =============














                 The accompanying notes are an integral part of
                              this balance sheet.

                          BERKSHIRE INCOME REALTY, INC.

                             NOTES TO BALANCE SHEET

1. ORGANIZATION AND FORMATION

     Berkshire Income Realty, Inc. (the "Company "), a Maryland corporation, was organized on July 19, 2002. The Company is in the business of acquiring, owning and operating multi-family residential properties.

     The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission with respect to its offers (the "Offering") to exchange its 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") for interests ("Interests") in the following six mortgage funds: Krupp Government Income Trust ("GIT"), Krupp Government Income Trust II ("GIT II"), Krupp Insured Mortgage Limited Partnership ("KIM"), Krupp Insured Plus Limited Partnership ("KIP"), Krupp Insured Plus II Limited Partnership ("KIP II"), Krupp Insured Plus III Limited Partnership ("KIP III") (collectively, the "Mortgage Funds"). For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to exchange its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003.

2. UNAUDITED INTERIM BALANCE SHEET

     The accompanying interim balance sheet is unaudited; however, the balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the balance sheet for this interim period have been included.

3. INCOME TAXES

     The Company will elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code upon the filing of its first income tax return. As of April 4, 2003, to qualify as a REIT, the Company will be required to distribute at least 90% of its REIT taxable income to its shareholders to maintain its REIT status. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

4. DECLARATION OF DIVIDEND

     On March 25, 2003, our Board of Directors declared a regular dividend of $.2563 per share on our 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares"), for the period ended May 15, 2003. The regular quarterly dividend payable on the Preferred Shares is $.5625 per share. The dividend declared on March 25, 2003 is a prorated amount, reflecting the dividend amount accruing from the issue date of the Preferred Shares. The dividend on the Preferred Shares is payable on May 15, 2003, to shareholders of record on May 10, 2003. This dividend is equivalent to an annualized rate of $2.25 per share.





                                    Continued

                          BERKSHIRE INCOME REALTY, INC.

5. SUBSEQUENT EVENTS

     On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 shares, respectively, of its Preferred Shares, with a $25.00 liquidation preference per share. The Preferred Shares were issued in exchange for Interests in the six Mortgage Funds referred to above. For each Interest in the Mortgage Funds that was validly tendered and not withdrawn in the Offering, the Company issued its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.

     Simultaneous with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. ("KRF Company"), an affiliate of the Company, contributed its ownership interests in five multi-family residential properties (the "Properties") to Berkshire Income Realty-OP, L.P. (the "Operating Partnership") in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213 to the Company in exchange for common stock of the Company in an amount which, together with the $100 contributed in exchange for 100 shares of common stock of the Company prior to the Offering, equaled 1% of the fair value of total net assets of the Operating Partnership. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

     As of the completion of the Offering, the Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group (the "Predecessor"). The merger of the separate businesses into the Company and the Operating Partnership is considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests is accounted for at their historical cost. The acquisition of the Interests is accounted for using purchase accounting based upon the fair value of the Interests acquired.

     On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership ("Gables"), whose general partner, Gables of Texas, L.L.C., is also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multi-family apartment complex located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6.9 million. On March 25, 2003, the Audit Committee of the Company's Board of Directors approved the purchase by the Operating Partnership of the entire equity interest in Gables from KRF Company for cash equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including, equity payments, transfer taxes, financing and closing costs as applicable). On April 24, 2003, the Operating Partnership acquired Gables and Gables of Texas L.L.C. from KRF Company for approximately $6.9 million plus closing costs of approximately $84,000.

     On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol "BIR.PR.A".











                                    Continued

                          BERKSHIRE INCOME REALTY, INC.

5.  SUBSEQUENT EVENTS, Continued

     On May 6, 2003, the Audit Committee of the Company's Board of Directors approved the acquisition by the Operating Partnership of McNab KC3 Limited Partnership ("McNab") from affiliates of the Company's advisory company in exchange for the issuance by the Operating Partnership of common limited partner units. McNab is the fee simple owner of a 276-unit multi-family apartment community located in Pompano Beach, Florida that is referred to as Windward Lakes Apartments. The lender on this property, which is an affiliate of the Company, engaged a third party appraisal firm to determine the value of the property for purposes of determining the total amount payable to the lender under the terms of its participating mortgage. The third party appraisal firm valued the property at $19,000,000. The Company's Audit Committee and the affiliates that own all of the general and limited partnership units in McNab have agreed to accept this appraised value as the value for the contribution by the affiliates of the McNab partnership units to the Operating Partnership. The partnership units will be contributed to the Operating Partnership subject to certain debt collateralized by the units totaling approximately $4,140,000 (the "Additional Loan"). Such amount includes principal, accrued and unpaid base interest and estimated participation interest due under the terms of the Additional Loan. The property also has a first mortgage lien collateralized by the real estate with a current balance of approximately $13,318,000, plus approximately $684,000 in accrued interest rebates due to the lender. The lender on both the Additional Loan and the first mortgage for McNab is Krupp Government Income Trust ("GIT"). We intend to pay off these obligations upon the closing of the contribution of the partnership units. As a result of the Offering described above, the Operating Partnership owns approximately 31% of GIT and as such is expected to receive approximately $5,600,000 as a special distribution from GIT sometime after the payoff of this indebtedness. The affiliates will be issued approximately $850,000 of common limited partner units, valued at $10 per unit, of the Operating Partnership as consideration for the McNab acquisition.

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                             COMBINED BALANCE SHEETS



                                                      March 31,    December 31,
                                                        2003           2002
                                                    (Unaudited)      (Note 2)
                                                   -------------  -------------
                                                         (In Thousands)

                              ASSETS

Multi-family apartment communities, net of
 accumulated depreciation of $89,314 and $88,003,
 respectively                                      $      84,169  $      85,157
Cash and cash equivalents                                  6,478          4,766
Cash restricted for tenant security deposits                 777            776
Replacement reserve escrow                                   387            291
Prepaid expenses and other assets                          2,408          3,410
Deferred expenses, net of accumulated amortization
 of $203 and $155, respectively                              984          1,032
                                                   -------------  -------------

       Total assets                                $      95,203  $      95,432
                                                   =============  =============

                 LIABILITIES AND OWNERS' DEFICIT

Liabilities:
Mortgage notes payable                             $     105,475  $     105,828
Accrued expenses and other liabilities                     1,206          1,643
Tenant security deposits                                     871            839
                                                   -------------  -------------

       Total liabilities                                 107,552        108,310

Owners' deficit                                          (12,349)       (12,878)
                                                   -------------  -------------

       Total liabilities and owners' deficit       $      95,203  $      95,432
                                                   =============  =============













              The accompanying notes are an integral part of these
                         combined financial statements.

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                        COMBINED STATEMENTS OF OPERATIONS

                            (Unaudited, In Thousands)

                                                       For the Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   -------------  -------------
Revenue:
    Rental                                         $       5,962  $       5,796
    Interest                                                  32             24
    Utility reimbursement                                    104            155
    Other                                                    205            188
                                                   -------------  -------------
        Total revenue                                      6,303          6,163

Expenses:
    Operating                                              1,474          1,415
    Maintenance                                              429            382
    Real estate taxes                                        452            430
    General and administrative                               130            172
    Management fees                                          412            420
    Depreciation                                           1,311          1,300
    Interest                                               1,566            776
                                                   -------------  -------------

        Total expenses                                     5,774          4,895

Income before minority interest                              529          1,268

Minority interest                                              -            (54)
                                                   -------------  -------------

Net income                                         $         529  $       1,214
                                                   =============  =============

















              The accompanying notes are an integral part of these
                         combined financial statements.

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                        COMBINED STATEMENTS OF CASH FLOWS

                            (Unaudited, In Thousands)
                                                       For the Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   -------------  -------------


Cash flows from operating activities:
Net income                                         $         529  $       1,214
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Amortization of deferred financing costs                  48             36
    Depreciation                                           1,311          1,300
    Minority interest                                          -            (54)
    Increase (decrease) in cash attributable to
     changes in assets and liabilities:
       Tenant security deposits, net                          31              5
       Prepaid expenses and other assets                   1,002         (1,223)
       Accounts receivable affiliates                          -          1,738
       Accrued expenses and other liabilities               (437)           617
                                                   -------------  -------------

         Net cash provided by operating activities         2,484          3,633
                                                   -------------  -------------

Cash flows from investing activities:
    Capital improvements                                    (323)          (357)
    Replacement reserve escrow                               (96)             -
                                                   -------------  -------------

          Net cash used in investing activities             (419)          (357)
                                                   -------------  -------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable            (353)          (325)
    Deferred financing costs                                   -            (16)
    Contributions from owners                                  -            126
                                                   -------------  -------------

          Net cash used in financing activities             (353)          (215)
                                                   -------------  -------------

Net increase in cash and cash equivalents                  1,712          3,061

Cash and cash equivalents at beginning of year             4,766          3,990
                                                   -------------  -------------

Cash and cash equivalents at end of year           $       6,478  $       7,051
                                                   =============  =============


Supplemental cash flow disclosure:
  Cash paid for mortgage interest                  $       1,511  $         740
                                                   =============  =============



              The accompanying notes are an integral part of these
                              financial statements.

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


1.   Organization and Basis of Presentation

     KRF Company L.L.C., an affiliate of The Berkshire Group and controlled by Douglas and George Krupp, through its subsidiaries KRF3 Acquisition Company, L.L.C. and KR5 Acquisition, L.L.C. ("KRF"), at March 31, 2003 and 2002 had controlling interests in five multi-family apartment communities consisting of 2,539 units (the "Properties") as follows:

                                                                    Controlling
        Description                   Location               Units    Interest
        -----------             ---------------------        -----  -----------
        Century                 Cockeysville, Maryland        468      75.82%
        Dorsey's Forge          Columbia, Maryland            251      91.38%
        Hannibal Grove          Columbia, Maryland            316      91.38%
        Seasons of Laurel       Laurel, Maryland            1,088     100.00%
        Walden Pond             Houston, Texas                416     100.00%


     KRF acquired the Properties during 2000 and 2001 through the acquisition of limited partner units from certain affiliates of The Berkshire Group also controlled by Douglas and George Krupp, namely, Krupp Realty Limited Partnership - V (Century) and Krupp Realty Fund, Ltd. - III (Dorsey's Forge and Hannibal Grove), and through the purchase of real estate from certain affiliates of The Berkshire Group, namely, Maryland Associates Limited Partnership (Seasons of Laurel) and Krupp Realty Fund, Ltd. - IV (Walden
     Pond); (collectively, the "Affiliates").

     The activities of the Properties held by KRF and the Affiliates, the owners of the Properties, are collectively referred to as the Berkshire Income Realty Predecessor Group or the "Predecessor". The Properties have been included in the financial statements of the Predecessor for all periods presented.

     The accompanying financial statements have been presented on a combined basis because KRF and the Affiliates are under common management and control and because KRF and the Properties became the subject of a business combination with Berkshire Income Realty, Inc. (the Company) which was formed in 2002 and intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

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










                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                        (Unaudited, Dollars in Thousands)

2.   Unaudited Interim Financial Statements

     The accompanying combined interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by account principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

3.   Related Party Transactions

     The Predecessor paid property management fees to an affiliate of The Berkshire Group for management services. The fees are payable monthly at an annual rate of 5% of the gross receipts from the properties under management. The Predecessor also reimburses affiliates of The Berkshire Group for certain expenses incurred in connection with the operation of the properties, including administrative expenses. On May 6, 2003, the Company's property manager agreed to reduce the property management fee payable by the Company from 5% of gross income to 4% of gross income. This change in the management fee will be applied prospectively effective April 1, 2003.


     The Predecessor accrued asset management fees payable to an affiliate of The Berkshire Group for asset management services. These fees were accrued based on fees specified under the terms of the agreements governing the various entities within the Predecessor Group. Effective April 4, 2003, an affiliate of the Company that is its advisory company will be entitled to receive an annual asset management fee equal to 0.40% of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis.














                                    Continued

                    BERKSHIRE INCOME REALTY PREDECESSOR GROUP

                        (Unaudited, Dollars in Thousands)

3.   Related Party Transactions, Continued

     Amounts accrued or paid to The Berkshire Group's affiliates at March 31, 2003 and 2002 were as follows:

                                                       For the Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   -------------  -------------
                                                            (Unaudited)

        Property management fees                   $         310  $         318
        Expense reimbursements                                 -             34
        Salary reimbursements                                529            577
        Asset management fees                                102            102
                                                   -------------  -------------

            Charged to operations                  $         941  $       1,031
                                                   =============  =============

     Amounts due to affiliates of $192 and $115 were included in accrued expenses and other liabilities at March 31, 2003 and December 31, 2002, respectively.

     Amounts due from affiliates of $32 and $48 were included in prepaid expenses and other assets at March 31, 2003 and December 31, 2002, respectively.

4.   Newly Issued Accounting Standards

     On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact on our financial position, results of operations or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY PREDECESSOR GROUP.
                      (In Thousands, except per share data)


You should read the following discussion in conjunction with the Berkshire Income Realty Predecessor Group combined financial statements and their related notes and other financial information included in this report. For further information please refer to the combined financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

We discussed a number of significant trends and specific factors affecting the real estate industry in general and our business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7 of our Annul Report on Form 10-K for the year ending December 31, 2002 under several headings, including "Liquidity and Capital Resources", "Inflation and Economic Conditions" and "Property Renovations". Those trends and factors continue to be very relevant to the Company's performance and financial condition.

The entities comprising Berkshire Income Realty Predecessor Group are deemed to be our predecessor for accounting purposes. Because we did not commence operations until after the period covered by these financial statements, the following discussion relates to Berkshire Income Realty Predecessor Group. Please also see the accompanying Berkshire Income Realty Predecessor Group combined financial statements and related notes for a more detailed discussion of the accounting methods used in preparing the financial information for
Berkshire Income Realty Predecessor Group. This discussion contains forward-looking statements.

Overview

At March 31, 2003 and December 31, 2002, KRF Company, an affiliate of Berkshire Income Realty, Inc., through its subsidiaries, KRF 3 Acquisition Company, L.L.C. and KR5 Acquisition, L.L.C., which we collectively refer to as KRF, held controlling interests in five multi-family apartment communities consisting of 2,539 units, which we refer to as the initial properties. KRF Company is an affiliate of The Berkshire Group and as of those dates was controlled by Douglas and George Krupp. KRF acquired the initial properties during 2000 and 2001 through the acquisition of limited partner units from certain affiliates of The Berkshire Group also controlled by Douglas and George Krupp, namely, Krupp Realty Limited Partnership-V (Century) and Krupp Realty Fund, Ltd.-III (Dorsey's Forge and Hannibal Grove), and through the purchase of real estate from certain affiliates of The Berkshire Group, namely, Maryland Associates Limited Partnership (Seasons of Laurel) and Krupp Realty Fund, Ltd.-IV (Walden Pond), which we refer to collectively as the Affiliates. The acquisition of the limited partner interests or real estate from the Affiliates has been accounted for using purchase accounting based upon the cash paid for the interests, which was at fair value and in excess of book value of the initial properties. The step up in basis for the five properties, Century, Dorsey's Forge, Hannibal Grove, Seasons of Laurel and Walden Pond, was $12,214, $3,404, $5,914, $26,241, and $8,322, respectively.

The owners of the initial properties and the activities conducted with respect to the initial properties are collectively referred to as Berkshire Income Realty Predecessor Group or the Predecessor.

The Predecessor has been engaged in the business of acquiring, owning and operating multi-family residential real estate, including the initial properties. Each of the initial properties has been managed by affiliates of the Predecessor for over 15 years. The initial properties include Century, Dorsey's Forge, Hannibal Grove, Seasons of Laurel and Walden Pond.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs"), availability of capital, interest rates and interest rate spreads, changes in generally accepted accounting principles and policies and guidelines applicable to REITs, those set forth in Part I, Item 1A. "Risk Factors" of the Company's Form 10-K and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

          Impairment of Long-Lived Assets

          Effective January 1, 2002, the Predecessor adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes SFAS No. 121. The Predecessor periodically reviews its properties to determine if their carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be "long-lived assets to be held and used" as defined by SFAS No. 144 are considered on an undiscounted basis to determine whether an asset has been impaired, the Predecessor's established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Predecessor's strategy changes or market conditions otherwise dictate an earlier sale or disposal date, an impairment loss may be recognized. If the Predecessor determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

          Capital Improvements

          The Predecessor's policy is to capitalize costs related to the acquisition, rehabilitation and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, site improvements and various exterior building improvements. Non-recurring capital improvements include kitchen/bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

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

Liquidity and Capital Resources

          Capital Expenditures, Distributions, Cash flow and Indebtedness

          As of March 31,  2003 and  December  31,  2002,  the  Predecessor  had
          approximately   $6,631  and  $4,766  of  cash  and  cash  equivalents,
          respectively.

          We expect our principal liquidity demands to be capital improvements and repairs and maintenance for the initial properties, acquisition of additional properties, repayment of indebtedness and distributions to the holders of our preferred stock.

          We intend to meet our short-term liquidity requirements through net cash flows provided by operating activities and through distributions of income on the Interests tendered in the Offering. In order to qualify as a REIT, we are required to make dividend distributions, other than capital gain dividends, to our shareholders each year in the amount of at least 90% of our REIT taxable income (computed without regard to the dividends paid deductions and our net capital gain and subject to certain other potential adjustments) for all tax years.

          We may seek a line of credit secured, at least in part, by the Interests tendered in the Offering. We expect to use any such line of credit primarily as a source of capital for the acquisition of new properties.

          To the extent that we do not satisfy our long-term liquidity requirements through net cash flows provided by operating activities and through distributions of income on the Interests tendered in the Offering, we intend to satisfy those requirements through refinancing or establishing secondary financing on our real estate investments and through advances on our proposed line of credit.

          As of March 31, 2003, approximately 96% of the Predecessor's mortgage obligations were under fixed interest rates. The weighted average rate of interest on all mortgage debt was 5.73%. During 2002, the Predecessor took advantage of the low interest rate market to fix rates on four of its five mortgage notes payable. We believe that this limits the exposure to changes in interest rates, minimizing the effect on our financial condition, results of operations and cash flows.

          As of April 4 and April 18, 2003, as a result of the completion of the Offering, which is described more fully in "Subsequent Events", we hold Interests in six Mortgage Funds. Each of these funds own mortgage loans that may be prepaid and subsequently distributed by the Mortgage Funds to the holders of Interests. We cannot predict the rate at which these mortgage loans will be paid to the Mortgage Funds or to the Interest holders. If the mortgage loans pay off slower than anticipated, we may need to seek additional sources of capital, including those discussed above, to fund the purchase of real estate. If the mortgage loans pay off faster than anticipated, we may need to seek alternative mid-term investments that provide a reasonable rate of return until appropriate real estate investments can be found. These mid-term investments would need to comply with our investment policies and operating requirements, including requirements related to maintaining our status as a REIT.

          Acquisitions

          On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership ("Gables"), whose general partner, Gables of Texas, L.L.C., is also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multi-family apartment complex located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925. On March 25, 2003, the Audit Committee of the Company's Board of Directors approved the purchase by the Operating Partnership of the entire equity interest in Gables from KRF Company for cash equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including, equity payments, transfer taxes, financing and closing costs as applicable). On April 24, 2003, the Operating Partnership acquired Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925 plus closing costs of approximately $84.

          On May 6, 2003, the Audit Committee of our Board of Directors approved the acquisition by our operating partnership, Berkshire Income Realty-OP, L.P. (the "Operating Partnership"), of McNab KC3 Limited Partnership ("McNab") from affiliates of our advisory company in exchange for the issuance by the Operating Partnership of common limited partner units. McNab is the fee simple owner of a 276-unit multi-family apartment community located in Pompano Beach, Florida that is referred to as Windward Lakes Apartments. The lender on this property, which is an affiliate of ours, engaged a third party appraisal firm to determine the value of the property for purposes of determining the total amount payable to the lender under the terms of its participating mortgage. The third party appraisal firm valued the property at $19,000. Our Audit Committee and the affiliates that own all of the general and limited partnership units in McNab have agreed to accept this appraised value as the value for the contribution by the affiliates of the McNab partnership units to the Operating Partnership. The partnership units were contributed subject to certain debt collateralized by the units totaling approximately $4,140 (the "Additional Loan"). Such amount includes principal, accrued and unpaid base interest and estimated participation interest. The property also has a first mortgage lien collateralized by the real estate with a current balance of approximately $13,318, plus approximately $684 in accrued interest rebates due to the lender. The lender on both the Additional Loan and the first mortgage for McNab is Krupp Government Income Trust ("GIT"). We intend to pay off these obligations upon the closing of the contribution of the partnership units. As a result of the Offering described above, our Operating Partnership owns approximately 31% of GIT and as such we expect to receive approximately $5,600 as a special distribution from GIT sometime after the payoff of this indebtedness. The affiliates will be issued approximately $850 of common limited partner units, valued at $10 per unit, of the Operating Partnership as consideration for the McNab acquisition.

          Declaration of Dividend

          On March 25, 2003, our Board of Directors declared a regular dividend of $.2563 per share on our 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares"), for the period ended May 15, 2003. The regular quarterly dividend payable on the Preferred Shares is $.5625 per share. The dividend declared on March 25, 2003 is a prorated amount, reflecting the dividend amount accruing from the issue date of the Preferred Shares. The dividend on the Preferred Shares is payable on May 15, 2003, to shareholders of record on May 10, 2003. This dividend is equivalent to an annualized rate of $2.25 per share.

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Rental income increased $166, or 2.86%, to $5,962. The increase was a result of an increase of 5.2% in the weighted average rental rates, offset by a decrease in the overall physical occupancy from 95.91% to 93.80%.

Interest income increased $8 or 33.33%, to $32. The increase was primarily the result of an increase in the average cash and cash equivalent balances available for investment.

Utility reimbursement decreased $51, or 32.90%, to $104. During the quarter ended March 31, 2002, the Predecessor received reimbursements related to 2001 utility usage, which had not been billed as of the end of 2001. As a result, the 2002 revenue numbers are higher than they would otherwise be expected.

Other income increased $17, or 9.04%, to $205. This increase was related to increases in the various fees collected and recorded as other income.

Operating expenses increased $59, or 4.17%, to $1,474. This increase was primarily related to significant increases in our insurance costs, which were partially offset by savings in onsite personnel costs. Insurance costs increased $105, or 145.83%, as a result of general insurance premiums on our properties. Insurance expense is expected to continue to rise as a result of the terrorist attacks on September 11, 2001 and their impact on the insurance industry. onsite personnel costs decreased $48, or 8.32%.

Maintenance expense increased $47, or 12.30%, to $429. The increase was primarily the result of significant increases in snow removal costs associated with significant snowfalls in the Mid-Atlantic states during February 2003.

Real estate taxes increased $22, or 5.12%, to $452. The increase was primarily related to increases in tax rates on real property in the various jurisdictions where the initial properties are located.

General and administrative expenses decreased $42, or 24.42%, to $130. The decrease was primary related to the discontinuation of centralized service fees related to expenses reimbursements to our property manager. These fees were discontinued in early 2002 and therefore are not reflected in the March 31, 2003 operating results.

Interest expense increased $790, or 101.80%, to $1,566. In April and July of 2002, the Predecessor refinanced four of the five initial properties. The refinancing resulted in an increase in mortgage indebtedness of approximately $29,000. As a result of these refinancings, the weighted average interest rate on the mortgage debt increased from approximately 3.00%, the weighted average variable interest rate at March 31, 2002, to approximately 6.00%, the weighted average fixed interest rate at March 31, 2003. The combination of these two factors resulted in a significant increase in interest expense.

Mortgage Debt to Fair Market Value of Real Estate Assets

The Predecessor's total mortgage debt summary and debt maturity schedule, as of March 31, 2003, are as follows:

                   Mortgage Debt Summary as of March 31, 2003
-------------------------------------------------------------------------------
                                                    $ Thousands      Weighted
                                                                   Average Rate
  Collateralized - Fixed Rate                      $     101,090         5.85%
  Collateralized - Floating Rate                           4,385         2.94%
                                                   -------------  -------------

    Total                                          $     105,475         5.73%

                   Debt Maturity Schedule as of March 31, 2003

        Year                                        $ Thousands    % of Total
        ----                                       -------------  -------------
        2003                                       $         965       0.9%
        2004                                               1,399       1.3%
        2005                                               1,482       1.4%
        2006                                               1,571       1.5%
        2007                                              47,455      45.0%
        Thereafter                                        52,603      49.9%
                                                   -------------  -------------

    Total                                          $     105,475     100.0%

The Predecessor's "Consolidated Mortgage Debt-to-Fair Market Value of Real Estate Assets" as of March 31, 2003 is presented in the following table. The Predecessor calculates the fair market value of real estate assets based on the most recently available third party appraisal. The following information is presented in lieu of information regarding the "Predecessor's Consolidated Debt-to-Total Market Capitalization Ratio", which is a commonly used measure in our industry, because the Predecessor's market capitalization is not readily determinable since there was no public market for its equity during the periods presented in these financial statements.

The information  regarding  "Consolidated  Mortgage Debt-to-Fair Market Value of
Real Estate Assets" is presented to allow investors to calculate our Loan-to-Value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management also uses Fair Market Value information when making decisions about selling assets as well as evaluating acquisistion opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with accounting principles generally accepted in the United States of America, is net book value, shown on the balance sheet as Multi-family apartment communities, net of accumulated depreciation. At March 31, 2003 the aggregate net book value of our real estate assets was $84,169

  Fair Market Value of Real Estate Assets as of March 31, 2003 ($ in Thousands)
--------------------------------------------------------------------------------

 Property Name                Fair Market Value*   Mortgage Debt  Loan-to-Value
 -------------                ------------------  --------------  -------------
 Dorsey's Forge               $           14,600  $       10,512       72.00%
 Hannibal Grove                           22,360          15,962       71.39%
 Century II                               31,010          22,537       72.68%
 Seasons of Laurel                        71,000          52,079       73.35%
 Walden Pond                              13,500           4,385       32.48%
                              ------------------  --------------  -------------

    Total                     $          152,470  $      105,475       69.18%

* Based on third party appraisals dated July 2, 2002, for Dorsey's, Hannibal and Century II, June 28, 2002 for Seasons of Laurel and June 20, 2002 for Walden Pond.

Environmental Issues

There are no recorded amounts resulting from environmental liabilities, because there are no known contingencies with respect to environmental liabilities. During the past 18 months, the Predecessor has refinanced each of the initial properties. As part of the refinancing process, the lenders obtained environmental audits of each of the initial properties. The Predecessor was not advised by the lenders as to any material liability for site restoration or other costs that may be incurred with respect to any of the initial properties.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2002 and continuing into 2003, many regions of the United States experienced varying degrees of economic recession and certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage, short-term interest rates, and a temporary reduction in occupancy. In light of this, we will continue to review our business strategy, however, we believe that given our property type, garden style residential apartment communities, and the geographic regions in which the initial properties are located, we do not anticipate any changes in our strategy or material effects on our financial performance.

Subsequent Events

On April 4, 2003 and April 18, 2003, we completed the Offering in which we offered to exchange our 9% Series A Cumulative Redeemable Preferred Stock, having a $25.00 liquidation preference per share ("Preferred Shares"), for interests ("Interests") in the following six mortgage funds: Krupp Government Income Trust ("GIT"), Krupp Government Income Trust II ("GIT II"), Krupp Insured Mortgage Limited Partnership ("KIM"), Krupp Insured Plus Limited Partnership ("KIP"), Krupp Insured Plus II Limited Partnership ("KIP II"), Krupp Insured Plus III Limited Partnership ("KIP III").

As a result of the Offering, on April 4, 2003 and April 18, 2003 we issued 2,667,717 and 310,393 shares, respectively, of our Preferred Shares. For each Interest in the Mortgage Funds that was validly tendered and not withdrawn in the Offering, we issued Preferred Shares based on an exchange ratio applicable to each mortgage fund.

Simultaneous with the completion of the Offering on April 4, 2003, our affiliate, KRF Company, L.L.C., ("KRF Company") contributed its ownership interests in five multi-family residential properties (the "Properties") to Berkshire Income Realty-OP, L.P. (the "Operating Partnership") in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of approximately $1,283 to us in exchange for our common stock. This amount equals approximately 1% of the fair value of total net assets of the Operating Partnership. This amount was contributed to our wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership. We contributed the Interests tendered in the Offering to the Operating Partnership in exchange for preferred limited partner interests in the Operating Partnership.

On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol "BIR.PR.A".

On April 30, 2003, Maryland's three-member Board of Public Works voted unanimously to increase the state property tax rate from 8.4 cents to 13.2 cents per one hundred dollars of assessed value. This represents an increase of more than fifty percent above the previous rate. The increase is effective for Maryland's 2004 fiscal year, which begins on July 1, 2003. We have not fully assessed the impact of this change in the tax rate, but initial estimates indicate that the increase in real estate tax expense could be in excess of $800 on an annualized basis. On May 6, 2003, our property manager agreed to reduce the property management fee payable by us from 5% of gross income to 4% of gross income. This change in the management fee will be applied prospectively effective April 1, 2003.

Newly Issued Accounting Standards

On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact on our financial position, results of operations or cash flows.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our primary market risk exposure is interest rate risk. At March 31, 2003 and December 31, 2002, approximately 96% of the Predecessor's mortgage obligations were under fixed interest rates. The weighted average rate of interest on mortgage debt was 5.7% and 5.8% at March 31, 2003 and December 31, 2002, respectively. The Predecessor has taken advantage of the low interest rate market to fix rates on the vast majority of its mortgage debt. We believe that this limits the exposure to changes in interest rates, minimizing the effect on our financial condition, results of operations and cash flows.

ITEM 4.           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act). Based upon that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b) Changes in Internal Controls.

     None.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the designing of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------
 (a)     Exhibits:

 3.1      Articles of Amendment and Restatement of Berkshire Income Realty, Inc.
10.1 Contribution and Sale Agreement, dated as of January 9, 2003, among KRF Company, L.L.C., KRF GP Corporation, Berkshire
         Income Realty-OP, L.P. and BIR Sub, L.L.C.
10.2 Advisory Services Agreement, dated as of January 9, 2003, between Berkshire Income Realty, Inc. and Berkshire Property
         Advisors, L.L.C.
10.3     Amended and Restated Voting Agreement, dated as of December 5,
         2002, among Krupp Government Income Trust, Krupp Government
         Income Trust II and Berkshire Income Realty, Inc.
99.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.
99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Sections 1350, as Adopted Pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003
                                               BERKSHIRE INCOME REALTY, INC.

                                               BY: /s/ David C. Quade
                                                   ----------------------------
                                                   NAME:   David C. Quade
                                                   TITLE:  President and Chief
                                                           Financial Officer

                                 CERTIFICATIONS

I, David C. Quade, as Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Berkshire Income Realty, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003                                /s/David C. Quade
                          ----------------------------------------------------
                                              David C. Quade
                          Principal Executive Officer / Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit        Document

3.1            Articles of Amendment and Restatement of Berkshire Income
               Realty, Inc.
10.1 Contribution and Sale Agreement, dated as of January 9, 2003, among KRF Company, L.L.C., KRF GP Corporation, Berkshire Income Realty-OP, L.P. and BIR Sub, L.L.C.
10.2 Advisory Services Agreement, dated as of January 9, 2003, between Berkshire Income Realty, Inc. and Berkshire Property Advisors, L.L.C.
10.3 Amended and Restated Voting Agreement, dated as of December 5, 2002, among Krupp Government Income Trust, Krupp Government Income Trust II and Berkshire Income Realty, Inc.
99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Sections 1350, as Adopted Pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002.