Form 10-Q
period 2003-06-30
BERKSHIRE INCOME REALTY INC
filed 2003-08-14
CIK 1178862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q
(Mark  One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended               June 30, 2003
                                            ----------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                 to
                                            ---------------    ----------------

                        Commission File number  001-31659
                                               -----------

                          Berkshire Income Realty, Inc.
-------------------------------------------------------------------------------

Maryland                                            32-0024337
--------------------------------------  ---------------------------------------
(State or other jurisdiction of           (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                    02108
------------------------------------------      -------------------------------
(Address of principal executive                           (Zip code)
offices)

(Registrant's telephone number, including area code)       (617) 523-7722
                                                     --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       X          No
                                      ------------        -----------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b-2) of the Exchange Act). Yes [ ] No [X]

As of August 13, 2003, there were 1,283,313 shares of Class B common stock outstanding.

                          BERKSHIRE INCOME REALTY, INC.

                                TABLE OF CONTENTS

                                                                        Page

PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements:

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

Consolidated Balance Sheets (Unaudited) at June 30, 2003 and
 (Unaudited) December 31, 2002

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                           CONSOLIDATED BALANCE SHEETS
          (unaudited, in thousands, except share and per share amounts)

                                                                    December 31,
                                                          June 30,      2002
                                                            2003      (Note 1)
                                                         ----------  ----------
                                 ASSETS

Multi-family apartment communities, net of accumulated
 depreciation of $98,347 and $94,712, respectively       $   99,283  $   94,343
Cash and cash equivalents                                    10,207       4,852
Cash restricted for tenant security deposits                    852         850
Replacement reserve escrow                                      335         407
Prepaid expenses and other assets                             3,027       3,733
Investment in Mortgage Funds                                 49,146           -
Deferred expenses, net of accumulated amortization of
 $250 and $246, respectively                                    936       1,288
                                                         ----------  ----------
       Total assets                                      $  163,786  $  105,473
                                                         ==========  ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY/OWNERS' DEFICIT

Liabilities:
  Mortgage notes payable                                 $  105,135  $  119,162
  Notes payable                                                   -       3,155
  Due to affiliates                                           5,477       2,879
  Dividend payable                                              837           -
  Accrued expenses and other liabilities                      2,926       1,891
  Tenant security deposits                                      981         912
                                                         ----------  ----------
       Total liabilities                                    115,356     127,999

Minority interest                                                 -           -

Stockholders' equity / owners' deficit:

Series A 9% Cumulative Redeemable Preferred Stock, no
 par value, $25 stated value, 5,000,000 shares authorized,
 2,978,110 and 0 shares issued and outstanding at June
 30, 2003 and December 31, 2002, 74,453, respectively             -           -
Class A common stock, $.01 par, 5,000,000 shares
 authorized; 0 shares issued and outstanding at June
 30, 2003 and December 31, 2002, respectively                     -           -
Class B common stock, $.01 par, 5,000,000 shares
 authorized; 1,283,313 and 100 shares issued and
 outstanding at June 30, 2003 and December 31, 2002,
 respectively                                                    12           -
Excess stock, $.01 par value, 15,000,000 shares authorized,
 0 shares issued and outstanding at June 30, 2003 and
 December 31, 2002, respectively                                  -           -
Accumulated deficit                                         (26,035)          -
Owners' deficit                                                   -     (22,526)
                                                         ----------  ----------
  Total stockholders' equity / owners' deficit           $   48,430  $  (22,526)

       Total liabilities and stockholders' equity/owners'
        deficit                                          $  163,786  $  105,473
                                                         ==========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited, in thousands, except share and per share amounts)

                                 For the Three Months      For the Six Months
                                    Ended June 30,           Ended June 30,
                                ----------------------   ----------------------
                                   2003        2002         2003        2002
                                ----------  ----------   ----------  ----------
Revenue:
  Rental                        $    7,081  $    6,560   $   13,689  $   13,001
  Interest                              35          46           67          72
  Utility reimbursement                 98         152          207         315
  Other                                309         228          553         461
                                ----------  ----------   ----------  ----------
       Total revenue                 7,523       6,986       14,516      13,849

Expenses:
  Operating                          1,654       1,407        3,275       2,945
  Maintenance                          598         558        1,069         974
  Real estate taxes                    610         549        1,175       1,080
  General and administrative           525         163          673         351
  Organizational costs                 213           -          213           -
  Management fees                      676         459        1,108         900
  Depreciation                       2,182       1,453        3,635       2,904
  Interest                           1,822       1,185        3,750       2,320
  Loss on extinguishment of debt       252         883          252         883
  Participation interest                 -          44            -          88
                                ----------  ----------   ----------  ----------
       Total expenses                8,532       6,701       15,150      12,445
                                ----------  ----------   ----------  ----------

Income (loss) before minority
 interest in properties, equity
 in income of Mortgage Funds and
 minority common interest in
 Operating Partnership              (1,009)        285         (634)      1,404

Minority interest in properties        (94)     (1,382)         (94)     (1,436)

Equity in income of Mortgage
 Funds                               1,730           -        1,730           -
                                ----------  ----------   ----------  ----------
Income (loss) before minority
 common interest in Operating
 Partnership                           627      (1,097)       1,002         (32)

Minority common interest in
 Operating Partnership                   -           -            -           -
                                ----------  ----------   ----------  ----------
Net income (loss)               $      627  $   (1,097)  $    1,002  $      (32)
                                ==========  ==========   ==========  ==========

Preferred dividend              $   (1,601) $        -   $   (1,601) $        -
                                ----------  ----------   ----------  ----------
Net loss available to common
 shareholders                   $     (974) $   (1,097)  $     (599) $      (32)
                                ==========  ==========   ==========  ==========

Earnings per common share,
 basic                          $    (0.80)              $    (0.98)
                                ==========               ==========

Weighted average number of
 common shares outstanding       1,214,106                  610,457
                                ==========               ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                           For the Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
Cash flows from operating activities:
Net income (loss)                                        $    1,002  $      (32)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Amortization of deferred financing costs                      100          20
  Depreciation                                                3,635       2,904
  Loss on extinguishment of debt                                252         466
  Minority interest in properties                                94       1,436
  Equity in income of Mortgage Funds                        (1,730)           -
  Increase (decrease) in cash attributable to changes
   in assets and liabilities:
     Tenant security deposits, net                               67         118
     Due to affiliates                                       (1,310)      1,911
     Prepaid expenses and other assets                          705        (774)
     Accrued expenses and other liabilities                   1,035         201
                                                         ----------  ----------
      Net cash provided by operating activities               3,850       6,250
                                                         ----------  ----------

Cash flows from investing activities:
  Capital improvements                                       (1,507)     (1,606)
  Acquisition of property                                    (7,068)          -
  Distributions from investment in Mortgage Funds            27,250           -
  Investment in Mortgage Funds                                 (213)          -
  Withdrawals from replacement reserve                           72          30
                                                         ----------  ----------
      Net cash provided by (used in) investing activities    18,534      (1,576)
                                                         ----------  ----------

Cash flows from financing activities:
    Principal payments on mortgage notes payable               (726)       (731)
    Prepayments on mortgage notes payable                   (16,456)    (35,526)
    Borrowings on mortgage notes payable                          -      49,580
    Syndication costs                                          (333)          -
    Deferred financing costs                                      -        (543)
    Distributions to owners                                    (104)    (13,057)
    Distributions to minority interest in properties            (94)     (2,057)
    Distributions to preferred shareholders                    (764)          -
    Contributions from owners                                 1,448           -
                                                         ----------  ----------
          Net cash used in financing activities             (17,029)     (2,334)
                                                         ----------  ----------

Net increase in cash and cash equivalents                     5,355       2,340

Cash and cash equivalents at beginning of period              4,852       4,395
                                                         ----------  ----------

Cash and cash equivalents at end of period               $   10,207  $    6,735
                                                         ==========  ==========

Supplemental disclosure:
  Cash paid for interest                                 $    6,838  $    2,724

Supplemental disclosure of non cash investing and
 financing activities:
  Issuance of preferred shares in exchange for interests
   in the Mortgage Funds                                 $  74, 453           -
  Syndication costs included in due to affiliates        $    3,908           -
  Capital improvements included in accrued expenses and
   other liabilities                                     $      310  $      584
  Dividend declared and unpaid on Preferred Shares       $      837  $        -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited, in thousands, except share and per share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Berkshire Income Realty, Inc., (the "Company"), a Maryland corporation, was organized on July 19, 2002 and 100 Class B common shares were issued. The Company is in the business of acquiring, owning and operating multi-family residential properties.

     The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission with respect to its offers (the "Offering") to exchange its 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") for interests ("Interests") in the following six mortgage funds: Krupp Government Income Trust ("GIT"), Krupp Government Income Trust II ("GIT II"), Krupp Insured Mortgage Limited Partnership ("KIM"), Krupp Insured Plus Limited Partnership ("KIP"), Krupp Insured Plus II Limited Partnership ("KIP II"), and Krupp Insured Plus III Limited Partnership ("KIP III") (collectively, the "Mortgage Funds"). For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to exchange its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of accumulated deficit.

     On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 shares, respectively, of its Preferred Shares, with a $25.00 liquidation preference per share. The Preferred Shares were issued in exchange for Interests in the six Mortgage Funds referred to above.

     Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. ("KRF Company"), an affiliate of the Company, contributed its ownership interests in five multi-family apartment communities (the "Properties"), to our operating partnership, Berkshire Income Realty-OP, L.P. (the "Operating Partnership") in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283 to the Company in exchange for common stock of the Company in an amount which together with the $100 contributed prior to the offering, equaled 1,283,313 shares of common stock of the Company and equaled 1% of the fair value of total net assets of the Operating Partnership. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

        The Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group ("the Predecessor"). The combination of the separate businesses into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at their historical cost. The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Preferred Shares issued.

     Certain   minority   ownership   interests  in  three  of  the  contributed
multi-family properties are owned by an unaffiliated third party. As the minority interests have not changed in connection with the completion of the Offering, the accounting for these interests is based on existing carrying amounts.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION, continued

     As a result of the common control of ownership between the Predecessor and the Company, the Company has not been deemed a new reporting entity pursuant to the provisions of Accounting Principles Board Opinion #20, Accounting Changes. Accordingly, the financial statements of the Company do not start "fresh" upon completion of the Offering in April 2003. Rather, the Company's financial statements are a continuation of the Predecessor `s financial statements and have been re-titled to those of the Company effective in April 2003.

     The Company's consolidated financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership. The Company owns preferred and general partner interests in the Operating Partnership. The remaining common limited partnership interests in the Operating Partnership owned by KRF Company and affiliates are reflected as Minority Interest in the consolidated financial statements of the Company.

     On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership ("Gables"), whose general partner, Gables of Texas, L.L.C., also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multi-family apartment community located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925. On April 24, 2003, the Operating Partnership acquired the interests in Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925 plus closing costs of approximately $143. The purchase price for Gables and Gables of Texas L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable).

     Due to the affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the consolidated financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented.

     On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol "BIR.PR.A".

     On May 30, 2003 the Operating Partnership and its wholly owned subsidiary BIR McNab Sub, L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership ("McNab") from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multi-family apartment community located in Pompano Beach, Florida that is referred to as Windward Lakes Apartments. The general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. Control of both the Company and McNab rests with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

     Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the consolidated financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION, continued

Properties

     A summary of the multi-family communities owned by the Company at June 30, 2003 is presented below.

                                               Year        Total     Controlling
      Description             Location       Acquired      Units      Interest
-------------------------  ---------------  ----------   ----------  ----------
Century                    Cockeysville,
                              Maryland          1984          468        75.82%

Dorsey's Forge               Columbia,
                              Maryland          1983          251        91.38%

Hannibal Grove               Columbia,
                              Maryland          1983          316        91.38%

Seasons of Laurel         Laurel, Maryland      1985        1,088       100.00%

Walden Pond                Houston, Texas       1983          416       100.00%

Windward Lakes            Pompano, Florida      1992          276       100.00%

Gables of Texas            Houston, Texas       2003          140       100.00%
                                                         ----------

    Total                                                   2,955
                                                         ==========


Newly adopted accounting policies

     Purchase Accounting for Acquisition of Real Estate

     Purchase accounting was applied for the acquisition of the Gables property consistent with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. In accordance with FAS 141, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and personal property, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on their fair values.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION, continued

Newly adopted accounting policies, continued

     Purchase Accounting for Acquisition of Real Estate, continued

     The fair value of the tangible assets of an acquired property (which includes land, building and personal property) is determined by valuing the property as if it were vacant, and the "as-is-vacant" value is then allocated to land, building and improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases.

     The aggregate value of intangible assets, including in-place leases, is measured by the excess, if any, of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. The aggregate value allocated to in-place lease values is amortized to expense over the remaining expected life of the respective leases. The intangible assets associated with the Gables acquisition are nominal.

     Unconsolidated Investments in Mortgage Funds

     The acquisition of the Interests in the Mortgage Funds by the Company has been accounted for using purchase accounting based upon the fair value of the Preferred Shares issued for the Interests acquired. The market value was determined to be the $25.00 liquidation preference for the Preferred Shares since this is the most readily available market value.

     This transaction generated a basis difference between the Company's investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). The excess of the book value over the carrying value for each Mortgage Fund has been allocated to such fund's mortgage loan investments based upon their relative value. Such allocated amounts are being amortized into income over the contractual life of the respective mortgage loans on a basis which approximates the effective interest method.

     The Company is accounting for its investments in the Mortgage Funds, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company's share of net income or loss from the Mortgage Funds is included on the consolidated statement of operations.


     Debt Extinguishment Costs

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. Prior periods that included such debt extinguishment costs will be reclassified to conform to this standard. Prior to the adoption of FAS 145, the Company classified costs associated with the early extinguishment of debt as extraordinary items. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption "loss on extinguishment of debt" in the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION, continued

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to determine whether an investment or interest in another entity needs to be included (i.e., consolidated) in a company's consolidated financial statements. The Company is currently evaluating the impact that this standard may have on the accounting for its consolidated investment in the Operating Partnership and its off-balance sheet investments, including its investments in Mortgage Funds, and certain other arrangements. The Company is required to adopt FIN 46 during the third quarter of 2003.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 was issued as "Phase I" of the FASB's ongoing initiative to establish standards for classification of financial instruments that have characteristics of liabilities, equity, or both, and thus ultimately eliminating the "mezzanine" section of the balance sheet for certain financial instruments. FAS 150 will be effective for the Company commencing in the third quarter of 2003. The Company is currently evaluating the impact that FAS 150 may have on the accounting for its preferred and common operating partnership units and certain non-wholly owned consolidated subsidiaries.

Income taxes

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code upon the filing of its first income tax return. As of that date, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders to maintain its REIT status. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

Reclassifications

     Certain prior period balances have been reclassified in order to conform to the current period presentation.

Unaudited interim consolidated financial statements

     The accompanying interim consolidated financial statements of the Company are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from the audited financial statements of the predecessor adjusted for the acquisition of the interests in McNab as a reorganization of entities under common control, thereby retroactively restating the consolidated financial statements for all periods presented, which is similar to the accounting for a pooling of interests, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 and Form 8-K/A filed on August 13, 2003 for the significant acquisition of McNab.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

2.   INVESTMENT IN MORTGAGE FUNDS

     The investments in unconsolidated Mortgage Funds consist of the following:

      Mortgage Fund             Nominal Ownership
     ---------------           ------------------
        GIT I                         30.76%
        GIT II                        28.81%
        KIP                           29.66%
        KIP II                        25.00%
        KIP III                       28.63%
        KIM                           28.71%

The summarized balance sheets of the individually significant investments in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

                                                       June 30, 2003
                                            -----------------------------------
                                               GIT         GIT II     Combined
                          ASSETS

Mortgage investments                        $   15,010   $   88,168  $  149,409
Cash and cash equivalents                       19,955        6,384      39,711
Other assets                                       122        1,952       2,391
                                            ----------   ----------  ----------
 Total assets                               $   35,087   $   96,504  $  191,511
                                            ==========   ==========  ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                 $      402   $       30  $      619
Shareholders' equity                            34,685       96,474     190,892
                                            ----------   ----------  ----------
 Total liabilities and shareholders' equity $   35,087   $   96,504  $  191,511
                                            ==========   ==========  ==========

Company's share of equity                   $   10,669   $   27,794  $   55,687
Basis differential (1)                          (1,555)      (4,602)     (6,730)
                                            ----------   ----------  ----------
Carrying value of the Company's investment
 in Mortgage Funds                          $    9,114   $   23,381  $   49,146
                                            ==========   ==========  ==========


(1) This amount represents the difference between the Company's investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of the Mortgage Fund Interests for which the acquisition price was less than the underlying equity in the net assets of the Mortgage Funds.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

2.   INVESTMENT IN MORTGAGE FUNDS, continued

The summarized statements of operations of each individually significant investment in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

                                             Three Months Ended June 30, 2003
                                            -----------------------------------
                                               GIT         GIT II     Combined

Revenue                                     $    3,353   $    1,587  $    6,533
Expenses                                           223          521       1,138
                                            ----------   ----------  ----------

    Net income                              $    3,130   $    1,066  $    5,395
                                            ==========   ==========  ==========

Company's share of net income               $      955   $      292  $    1,541
Amortization of basis differential                 120          147         189
                                            ----------   ----------  ----------
Equity in income of Mortgage Funds          $    1,075   $      439  $    1,730
                                            ==========   ==========  ==========


3.   DEBT EXTINGUISHMENT

     The McNab partnership interests contributed to the Operating Partnership by George and Douglas Krupp, were subject to certain obligations of McNab and its partners including the assumption of $13,398 of first mortgage debt, including accrued interest, $4,162 of principal, accrued interest, participation interest and interest rebates collateralized by the partnership interests (the "Additional Loan") and the assumption of approximately $1,266 of liabilities payable to other affiliates of the Company. Upon completion of the acquisition, the Operating Partnership immediately paid off the first mortgage and Additional Loan debt totaling $18,244 using available cash. The Company recognized a loss of approximately $252 resulting from the write-off of unamortized deferred financing costs. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption "loss on extinguishment of debt" in the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002. Furthermore, costs previously classified as extraordinary in prior periods have been reclassified to conform with the adoption of this pronouncement.

     In accordance with SOP 97-1, Accounting by Participating Mortgage Loan Borrowers, the Company estimated the fair value of the participation feature in the first mortgage debt of McNab noted above to be approximately $545 at December 31, 2001 and $720 at December 31, 2002, and was recorded as due to affiliates in the consolidated balance sheet at December 31, 2002. The fair value of the participating interest was deferred and amortized into the consolidated statement of operations over the first mortgage debt's estimated life using the effective interest rate method.

     The lender on both the Additional Loan and the first mortgage for McNab is GIT. As of the completion of the Offering, the Operating Partnership owns approximately 31% of GIT and as such is expected to receive approximately $5,650 as a special distribution from GIT sometime after the payoff of this indebtedness.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

4.   MINORITY INTERESTS

     An unaffiliated third party has ownership interests in three of the contributed multi-family properties. Such interests are accounted for as minority interests in properties in the accompanying consolidated financial statements. Allocations of earnings and distributions are made to minority holders based upon their respective share allocations. Losses in excess of minority holders investment basis are allocated to the Company. Distributions to the minority holder in excess of their investment basis are recorded in the Company's statement of operations as minority interest in properties.

     In accordance with Emerging Issues Task Force Issue (EITF) No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment Trusts, KRF Company and affiliates' common limited partnership interest in the Operating Partnership are being reflected as Minority Interest in the consolidated financial statements of the Company. Upon completion of the Offering, the net equity to the common and general partner interests in the Operating Partnership was less than zero after an allocation to the Company and affiliates' preferred interests in the Operating Partnership. Further, KRF Company and affiliates have no obligation to fund such deficit. Accordingly, for financial reporting purposes, KRF Company and affiliates' minority interest in the Operating Partnership has been reflected as zero with common stockholders' equity being reduced for the deficit amount.

     In accordance with the guidance in EITF No. 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, earnings of the Operating Partnership are first being allocated to the preferred interests held by the Company. The remainder of earnings, if any, are allocated to the Company as general partner and KRF Company and affiliates' common limited partnership interests in accordance with their relative ownership percentages. The excess of the allocation of income to KRF Company and affiliates over cash distributed to them will be credited directly to the Company's equity (with a corresponding debit to minority interest) until the minority interest deficit that existed upon the completion of the Offering is eliminated.

     As of June 30, 2003, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

     No distributions have been paid to holders of minority interest in the Operating Partnership as of June 30, 2003.

5.   PRO FORMA CONDENSED FINANCIAL INFORMATION

     The accompanying unaudited pro forma information for the three and six months ended June 30, 2003 and 2002 is presented as if the Offering for the Interests in the Mortgage Funds on April 4, 2003 and April 18, 2003 had occurred on January 1, 2002.

     The unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

5.   PRO FORMA CONDENSED FINANCIAL INFORMATION, continued

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                ----------------------   ----------------------
                                   2003        2002         2003        2002
                                ----------  ----------   ----------  ----------
Equity in income of Mortgage
 Funds                          $    1,802  $    1,785   $    3,887  $    5,418
                                ==========  ==========   ==========  ==========

Net income (loss)               $      699  $      688   $    3,159  $    5,386
                                ==========  ==========   ==========  ==========
Preferred dividend              $   (1,675) $   (1,675)  $   (3,350) $   (3,350)
                                ----------  ----------   ----------  ----------

Net income (loss) available to
 common shareholders            $     (976) $     (987)  $     (191) $    2,036
                                ==========  ==========   ==========  ==========

Basic earnings per share:
  Net income (loss) available to
   common shareholders          $    (0.76) $    (0.77)  $    (0.15) $     1.59
                                ==========  ==========   ==========  ==========
  Weighted average number of
   common shares outstanding     1,283,313   1,283,313    1,283,313   1,283,313
                                ==========  ==========   ==========  ==========

6.   DECLARATION OF DIVIDEND AND DISTRIBUTIONS

     On March 25, 2003, the Company's Board of Directors (the "Board") declared a dividend at an annual rate of 9% of the stated liquidation preference of $25 per share of the outstanding Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") of the Company and will be payable quarterly in arrears, on February 15, May 15, August 15 and November 15 of each year to shareholders of record in the amount of $.5625 per share per quarter. The dividend payable on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.

     On August 12, 2003, the Board declared a per share dividend on the common shares of $0.00466 totaling $6. Also on August 12, 2003, the Board declared a distribution on the Operating Partnership's common limited partnership units of $0.04655 per unit totaling $244.

7.   RELATED PARTY TRANSACTIONS

     The Company pays property management fees to an affiliate for property management services. The fees are payable monthly for the properties under management. On May 6, 2003, the Company's property manager agreed to reduce the property management fee payable by the Company from 5% of gross income to 4% of gross income. This change in the management fee has been applied prospectively effective April 1, 2003. Upon payoff of the McNab debt (See Note 1), the property management fee for the Windward Lakes property was increased from 3% to 4% of gross income.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

7.   RELATED PARTY TRANSACTIONS, continued

     The Company pays asset management fees to an affiliate for asset management services. These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company's Preferred Shares have been paid. Effective April 4, 2003, the affiliate is entitled to receive annual asset management fees equal to 0.40% of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. Prior to April 4, 2003, asset management fees paid by the Predecessor were based on fees specified under the terms of the agreements governing the various Predecessor entities.

     The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

     The Company pays acquisition fees to an affiliate for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. During the six months ended June 30, 2003, the Company paid fees on the following acquisitions:

                   Acquisition             Acquisition Fee
                 ---------------           ---------------
                 Gables                           $     69
                 Windward Lakes                        190
                                           ---------------
                                                  $    259
                                           ===============

     The Gables acquisition fee has been capitalized and is included in multi-family apartments in the accompanying consolidated balance sheet. The Windward Lakes acquisition fee has been expensed and included in management fees on the statement of operations because Windward Lakes is included in the financial statement in a method similar to a pooling of interests. Accordingly, all expenses associated with the Company's acquisition of Windward Lakes have been expensed.

     During the three months ended June 30, 2002, the Company also paid an affiliate advisory fees of $124 related to the refinancings of the Dorsey's Forge, Hannibal Grove and Century mortgage notes payable and are included in deferred expenses at June 30, 2003 and 2002 in the accompanying consolidated balance sheet. Such fees are no longer payable under the terms of the advisory agreement, which became effective on April 4, 2003.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
           (unaudited, in thousands, except share and per share data)

7.   RELATED PARTY TRANSACTIONS, continued

     Amounts accrued or paid to the Company's affiliates for the six months ended June 30, 2003 and 2002 were as follows:

                                               For the Six Months
                                                Ended June 30,
                                            -----------------------
                                               2003         2002
                                            ----------   ----------
                                                  (Unaudited)

Property management fees                    $      767   $      675
Expense reimbursements                               4          115
Salary reimbursements                            1,245        1,205
Acquisition fees                                   259            -
Asset management fees                              151          225
                                            ----------   ----------
     Total                                  $    2,426   $    2,220
                                            ==========   ==========

     Expense and salary reimbursements due to affiliates of $0 and $122 are included in accrued expenses and other liabilities at June 30, 2003 and December 31, 2002, respectively.

     Due to affiliates of $5,477 at June 30, 2003 represents syndication costs, developments fees and shared services. Due to affiliates of $2,879 at December 31, 2002, represents accrued interest related to the McNab debt, developments fees and shared services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

               (In Thousands, except share and per share amounts)

     You should read the following discussion in conjunction with the Berkshire Income Realty Inc.'s consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and Form 8 K/A filed on August 13, 2003 for the significant acquisition of McNab KC3 Limited Partnership.

Overview

Berkshire Income Realty - OP, L.P.

     Berkshire Income Realty - OP, L.P. (Operating Partnership), a Delaware limited partnership, is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Our wholly owned subsidiary, BIR GP, LLC, a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of August 13, 2003, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company's Preferred Shares and, through BIR GP, LLC, own 100% of the general partner interest, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

     Our general limited partner interest in the Operating Partnership entitles us to share in cash distributions from, and in the profits and losses of the Operating Partnership in proportion to our percentage interest therein. The other partners of the Operating Partnership are affilaites who contributed their direct or indirect interests in certain properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership.

         Preferred units of the Operating Partnership have the rights, preference and other privileges as set fourth in amendments to the limited partnership agreement of the Operating Partnership. As of August 13, 2003, the Operating Partnership had one series of its preferred units outstanding. The Series A preferred units have an aggregate liquidation preference of approximately $74,453 and are entitled to a preferred distribution at a rate of 9% per annum, payable quarterly. The Company is the sole owner of the Series A preferred units.

General

     The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company's business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7 of our Annual Report on Form 10-K for the year ending December 31, 2002 under several headings, including "Liquidity and Capital Resources", "Inflation and Economic Conditions" and "Property Renovations". The Company believes those trends and factors continue to be very relevant to the Company's performance and financial condition.

Forward Looking Statements

     Certain statements contained in this report, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs"), availability of capital, interest rates and interest rate spreads, changes in generally accepted accounting principles and policies and guidelines applicable to REITs, those set forth in
Part I, Item 1A. "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2002 and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

     The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies

     The discussion below describes what we believe are the critical accounting policies that affect the Company's more significant judgments and the estimates used in the preparation of its consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Company's Consolidated financial statements and related notes. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the Company's consolidated financial statements:

     Purchase Accounting for Acquisition of Real Estate

     Purchase accounting was applied for the acquisition of the Gables property consistent with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. In accordance with FAS 141, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and personal property, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on their fair values.

     The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the "as-is-vacant" value is then allocated to land, building and improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including legal and other related costs.

     The aggregate value of intangible assets, including in-place leases, is measured by the excess, if any, of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. The aggregate value allocated to in-place lease values is amortized to expense over the remaining expected life of the respective leases. The intangible assets associated with the Gables acquisition are nominal.

     Unconsolidated Investments in Mortgage Funds

     The acquisition of the Interests in the Mortgage Funds by the Company has been accounted for using purchase accounting based upon the fair value of the Preferred Shares for the Interests acquired. The fair value was determined to be the $25.00 liquidation preference for the Preferred Shares since this is the most readily available market value.

     This transaction generated a basis difference between the Company's investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). The excess of the book value over the carrying value for each Mortgage Fund has been allocated to such fund's mortgage loan investments based upon their relative value. Such allocated amounts are being amortized into income over the contractual life of the respective mortgage loans on a basis which approximates the effective interest method.

     The Company is accounting for its investments in the Mortgage Funds, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company's share of net income or loss from the Mortgage Funds is included on the consolidated statement of operations.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to determine whether an investment or interest in another entity needs to be included (i.e., consolidated) in a company's consolidated financial statements. The Company is currently evaluating the impact that this standard may have on the accounting for its consolidated investment in the Operating Partnership and its off-balance sheet investments, including its investments in Mortgage Funds, and certain other arrangements. The Company is required to adopt FIN 46 during the third quarter of 2003.

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 was issued as "Phase I" of the FASB's ongoing initiative to establish standards for classification of financial instruments that have characteristics of liabilities, equity, or both, and thus ultimately eliminating the "mezzanine" section of the balance sheet for certain financial instruments. FAS 150 will be effective for the Company commencing in the third quarter of 2003. The Company is currently evaluating the impact that FAS 150 may have on the accounting for its preferred and common operating partnership units and certain non-wholly owned consolidated subsidiaries.

Liquidity and Capital Resources

Capital Expenditures, Distributions, Cash flow and Indebtedness

     As of June 30, 2003 and December 31, 2002, the Company had approximately $10,207 and $4,852 of cash and cash equivalents, respectively.

     Cash provided by operating activities was $3,356 and $6,683 for the six month periods ended June 30, 2003 and 2002, respectively. Cash provided by and (used in) investing activities was $18,344 and $(1,642) for the six month periods ended June 30, 2003 and 2002, respectively. Cash used in financing activities was $16,345 and $2,170 for the six month periods ended June 30, 2003 and 2002, respectively.

     In addition to distributions from its ownership of the Interests in the Mortgage Funds, discussed below, the Company is expecting to receive proceeds from refinancing some of its mortgage debt during August 2003. While the Company is aggressively seeking out real estate investments, the gross proceeds of approximately $31,469, have not yet been designated for specific real property investments and will be temporarily placed in short and medium term investments. While these investments may not yield sufficient returns to offset the costs associated with carrying the additional debt, the Company believes that the long-term impact on its financial position, results of operations and cash flows will be enhanced by the long-term low interest rates obtained on the additional mortgage obligations and this enhancement will overcome any short or medium term negative arbitrage associated with the current investment options.

     The Company expects its principal liquidity demands to be capital improvements and repairs and maintenance for our properties, acquisition of additional properties, repayment of indebtedness, distributions to the holders of the Company's preferred stock and obligations related to capital commitments on anticipated joint ventures.

     The Company intends to meet all short-term liquidity requirements through net cash flows provided by operating activities and through distributions of income on the Interests acquired in the Offering. In order to qualify as a REIT, the Company is required to make dividend distributions, other than capital gain dividends, to its shareholders each year in the amount of at least 90% of the Company's REIT taxable income (computed without regard to the dividends paid deductions and our net capital gain and subject to certain other potential adjustments) for all tax years.

     To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and through distributions of income on the Interests tendered in the Offering, the Company intends to satisfy those requirements through refinancing of existing indebtedness or by establishing secondary financing of our real estate investments.

     As of June 30, 2003, approximately 96% of the Company's mortgage obligations were under fixed interest rates. The weighted average rate of interest on all mortgage debt was 5.71%. During 2002, the Company took advantage of the declining interest rate market to fix rates on four of its five mortgage notes payable. In July 2003, the Company signed commitments and fixed interest rates on an approximately $31,467 of additional mortgage obligations. These additional mortgages are expected to close in late August 2003. The Company anticipates the weighted average rate of interest on the new mortgage obligations will be 4.96%. The Company anticipates that after these additional mortgages are completed the weighted average rate of interest on total mortgage obligations will be approximately 5.91%. The Company believes the actions taken in 2002 and 2003 limit its exposure to changes in interest rates, minimizing the effect on its financial condition, results of operations and cash flows. The proceeds from the additional mortgages are expected to ultimately be used for the acquisition of additional real estate.

     On April 30, 2003, Maryland's three-member Board of Public Works voted unanimously to increase the state property tax rate from 8.4 cents to 13.2 cents per one hundred dollars of assessed property value. This represents an increase of more than fifty percent above the previous rate. The increase is effective for Maryland's 2004 fiscal year, which begins on July 1, 2003. The impact of this change in tax rate is an increase in the overall tax paid on the assessed value of properties located in Maryland of approximately 4%.

     On May 6, 2003, our property manager agreed to reduce the property management fee payable by us from 5% of gross income to 4% of gross income. This change in the management fee will be applied prospectively effective April 1, 2003.

     On May 24, 2003, our Board of Directors, with only the independent directors participating, authorized the Company to enter into a joint venture (the "Venture") with an unaffiliated third party. The Venture is being sponsored by an affiliate of the Advisor. The Company expects the venture to have a finite life of between three and five years. The Company has verbally committed to acquiring a 50% stake in the Venture, which will invest in short-term bridge mortgages secured by first mortgage interests in multi-family apartment communities located in the United States. The Company believes this investment will allow it to employ some of its cash reserves at returns greater than those offered on other short/mid-term investments. The Company believes the life of the Venture is such that it will not interfere with its primary objective of investing in multi-family apartment communities. The Venture requires a capital commitment by the Company of up to $20,000, payable over twenty months based on the cash requirements of individual investments in bridge mortgages presented to the Venture's board of governors.

The venture intends to utilize a line of credit, secured by the assets of the venture, to enhance the returns on its investments. The use of a line of credit increases the risks associated with the Venture; however, the Company believes that the anticipated returns are sufficient to offset this risk. The Company expects the sponsor of the Venture and its affiliates, to receive fees associated with the management of the Venture as well as fees associated with servicing of the bridge mortgages. The sponsor is also expected to receive a promotional fee, which is subject to the Venture achieving certain return objectives. Definitive terms of the joint venture agreement have not yet been finalized and, as of this filing, no written agreements have been signed.

Acquisitions

     On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership ("Gables"), whose general partner, Gables of Texas, L.L.C., was also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multi-family apartment community located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925. On April 24, 2003, the Operating Partnership acquired Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925 plus closing costs of approximately $143. The purchase price for Gables and Gables of Texas L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable).

     Due to the affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the consolidated financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented.

     On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol "BIR.PR.A".

     On May 30, 2003 the Operating Partnership and its wholly owned subsidiary BIR McNab Sub, L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership ("McNab") from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multi-family apartment community located in Pompano Beach, Florida that is referred to as Windward Lakes Apartments. The general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. Control of both the Company and McNab rests with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Declaration of Dividend

     On March 25, 2003, the Company's Board of Directors (the "Board") declared a dividend at an annual rate of 9% of the stated liquidation preference of $25 per share of the outstanding Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") of the Company and will be payable quarterly in arrears, on February 15, May 15, August 15 and November 15 of each year to shareholders of record in the amount of $.5625 per share per quarter. The dividend payable on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.

     On August 12, 2003, the Board declared a per share dividend on the common shares of $0.00466 totaling $6. Also on August 12, 2003, the Board declared a distribution on the Operating Partnership's common limited partnership units of $0.04655 per unit totaling $244.

Results of Operations

     From January 1, 2002 through June 30, 2002, the Company's portfolio increased from 6 to 7 properties (the "Total Portfolio"). As a result of changes in the Company's Total Portfolio, the financial statements shows significant changes in revenue and expenses from period-to-period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and six months ended June 30, 2003 and 2002 show changes attributable to the properties that were owned by the Company throughout each period compared (the "Same Property Portfolio").

     The entities comprising the Berkshire Income Realty Predecessor Group are deemed to be our predecessors for accounting purposes. Because we did not have any operations until the second quarter of 2003, the following discussion relates to our operations for the three and six months ended June 30, 2003 and the operations of the Berkshire Income Realty Predecessor Group for the three and six months ended June 30, 2002.

Comparison of the Same Property Portfolio results for the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002

     Rental income increased $258 or 3.94% for the three months ended June 30, 2003 and increased $396 or 3.05% for the six months ended June 30, 2003 as compared to the same periods in 2002, respectively. The increase was a result of an increase in weighted average rental rates of 4.93% and 4.41% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 offset by a decrease in average occupancy rates to 94.45% from 95.71% for the three months ended June 30, 2003 and 2002, respectively and to 93.94% from 95.49% for the six months ended June 30, 2003 and 2002, respectively.

     Interest income decreased $11 or 26.64% and $5 or 7.46% for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The decrease was primarily the result of a decrease in the average interest rates on short-term cash investments during the period.

     Utility reimbursement decreased $54 or 35.53% and $108 or 34.29% for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The increase is primarily due to the collection of amounts deemed uncollectible as of December 31, 2001 in 2002, which results in the 2002 amounts being higher than normal.

     Other income increased $74 or 32.48% and $84 or 18.28% for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. This increase was related to increases in the various fees collected from tenants and recorded as other income.

     Operating expenses increased $186 or 13.22% and $262 or 8.90% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. This increase was primarily related to significant increases in our insurance costs, which were partially offset by savings in onsite personnel costs. Insurance costs increased $246 as a result of general insurance premiums on our properties for the six months ended June 30, 2003 with similar increases occurring for the three months ended June 30, 2003 as compared to the same periods in 2002. Insurance expense is expected to continue to rise as a result of the terrorist attacks on September 11, 2001 and their impact on the insurance industry.

     Maintenance expenses increased $34 or 6.09% and 88 or 9.07% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase was primarily the result of significant increases in snow removal costs associated with significant snowfalls in the Mid-Atlantic states during February 2003, and a significant increase in janitorial contracts and increases in painting and decorating within the properties.

     Real estate taxes increased $16 or 2.91% and 45 or 4.17% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase was primarily related to increases in tax rates on real property in the various jurisdictions where the initial properties are located. All of the Company's properties are subject to reassessment on a regular basis. Future increases in assessments could be significant and would result in increases to real estate tax expense even if tax rates remained stable. The Company cannot predict future assessment values, but aggressively arbitrates any increases in value that it considers to be unreasonable in light of comparable properties or other economic factors relating to particular properties.

     General and administrative expenses increased $354 or 216.88% and $313 or 89.05% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The primary reason for the increase in these expenses were due to increases in legal and audit fees incurred during the period as a result of the Offering, which the Company has properly classified as general and administrative expense.

     Organizational costs are those costs directly attributable to the Offering and are expected to be one-time charges.

     Management fees increased $206 or 44.93% and $196 or 21.78% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase in fees is primarily the result of the acquisition fee of $190 paid to the Company's advisor as a result of the acquisition of Windward Lakes. The fee is included in expenses because the nature of the transaction required that the acquisition be accounted for in a manner similar to a pooling of interests, which requires that all costs associated with the transaction be expensed in the period incurred. Generally acquisition fees a capitalized and included in multi-family apartment communities on the balance sheet.

     Interest expense increased $637 or 53.76% and $1,430 or 61.64% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. In April and July of 2002, the Company refinanced four of the five initial properties. The refinancing resulted in an increase in mortgage indebtedness of approximately $29,000. As a result of these refinancings, the weighted average interest rate on the mortgage debt increased from approximately 3.00%, the weighted average variable interest rate at June 30, 2002, to approximately 5.85%, the weighted average fixed interest rate at June 30, 2003. The combination of these two factors resulted in a significant increase in interest expense.

     Participation interest expense decreased $44 or 100% and $88 or 100% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. Participation interest payable was fully accrued as of December 31, 2002 therefore no expense was recognized during 2003.

     Minority interest in properties decreased $1,288 or 93.20% and $1,342 or 93.45% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The decrease is a result of decreases in distributions paid to the holders of minority interest in properties which were in excess of the minority interest holders basis. In April 2002, as a result of the refinancing of certain properties, the Predecessor distributed significant amounts to the owners.

Mortgage Debt to Fair Market Value of Real Estate Assets

     The Company's total mortgage debt summary and debt maturity schedule, as of June 30, 2003, is as follows:

                    Mortgage Debt Summary as of June 30, 2003
                                            $ Thousands   Weighted Average Rate
                                            ----------   ----------------------
Collateralized - Fixed Rate                 $  100,774              5.91%
Collateralized - Floating Rate                   4,361              2.64%
                                            ----------   ----------------------
    Total                                   $  105,135              5.71%

Debt Maturity Schedule as of June 30, 2003

Year                                        $Thousands         % of Total
                                            ----------   ----------------------
2003                                        $      645           0.61%
2004                                             1,399           1.33%
2005                                             1,482           1.41%
2006                                             1,571           1.49%
2007                                            47,455          45.13%
Thereafter                                      52,583          50.03%
                                            ----------   ----------------------
    Total                                   $  105,135         100.0%

     The Company's "Consolidated Mortgage Debt-to-Fair Market Value of Real Estate Assets" as of June 30, 2003 is presented in the following table. The Company calculates the fair market value of real estate assets based on the most recently available third party appraisal. The following information is presented in lieu of information regarding the Company's consolidated Debt-to-Total Market Capitalization Ratio", which is a commonly used measure in our industry, because the Company's market capitalization is not readily determinable since there was no public market for its equity during the periods presented in these financial statements.

     The information regarding "Consolidated Mortgage Debt-to-Fair Market Value of Real Estate Assets" is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with accounting principles generally accepted in the United States of America, is net book value, shown on the balance sheet as multi-family apartment communities, net of accumulated depreciation. At June 30, 2003 the aggregate net book value of our real estate assets was $99,473.

         Fair Market Value of Real Estate Assets as of June 30, 2003
                             ($ in Thousands)
    ----------------------------------------------------------------------
    Fair Market Value          Mortgage Debt          Loan-to-Value
    ---------------------- ---------------------- ----------------------
        $ 202,470               $  105,135               51.92%

     The fair market values are based on third party appraisals obtained between June 2002 and June 2003 for all of the properties within the portfolio. The individual appraisals range from $7,100 to $90,500.

Funds From Operations

     Management considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is generally defined as income
(loss) before minority interest in the Operating Partnership plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

     The calculation of FFO for the three and six month periods ended June 30, 2003 and 2002 are presented below (in thousands):

                                           Three Months ended June 30,
                                            -------------------------
                                                      2003
                                                   ----------
Income (loss) before minority interest in
 Operating Partnership                             $      627
Depreciation of real property                           1,848
                                                   ----------
FFO                                                $    2,475
                                                   ==========


     All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Environmental Issues

     There are no recorded amounts resulting from environmental liabilities, because there are no known contingencies with respect to environmental liabilities. During the past 18 months, the Company has refinanced each of the initial properties. As part of the refinancing process, the lenders obtained environmental audits of each of the initial properties. The Company was not advised by the lenders as to any material liability for site restoration or other costs that may be incurred with respect to any of the initial properties.

Inflation and Economic Conditions

     Substantially all of the leases at the initial properties are for a term of one year or less, which enables the Company to seek increased rents for new leases or upon renewal of existing leases. These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2002 and continuing into 2003, many regions of the United States experienced varying degrees of economic recession and certain recessionary trends, such as increased cost of obtaining sufficient property and liability insurance coverage, reductions in short-term interest rates, and a temporary reduction in occupancy. In light of this, we will continue to review our business strategy, however, we believe that given our property type, garden style residential apartment communities, and the geographic regions in which the initial properties are located, these recessionary trends have not had a material effect on our financial performance and we do not anticipate any changes in our strategy.

Other Matters


     The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced and there would be restrictions on certain types of fees paid. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate" (i.e., "Qualifying Interest"). Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of June 30, 2003, the Company determined that it is in and has maintained compliance with this requirement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our primary market risk exposure is interest rate risk. At June 30, 2003 and December 31, 2002, approximately 96% of the Company's mortgage obligations were under fixed interest rates. The weighted average rate of interest on mortgage debt was 5.71% and 5.8% at June 30, 2003 and December 31, 2002, respectively. The Company has taken advantage of the low interest rate market to fix rates on the vast majority of its mortgage debt. We believe that this limits the exposure to changes in interest rates, minimizing the effect on our financial condition, results of operations and cash flows. However, please see the discussion in Capital Expenditures, Distributions, Cash flows and Indebtness with respect to the potential short to medium term impact of these borrowings.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.


     Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Controls.

     The Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1 Certification of Principal Executive Officer and Principal Financial Officer of Berkshire Income Realty, Inc. Pursuant to Securities Exchange Act Rules 13a-14 and 15d- 14

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     Form 8-K was filed on May 19, 2003, with respect to Item 5 and 7 Press Release, dated May 15, 2003, announcing the results of operations and financial condition of Berkshire Income Realty Predecessor Group for the three months ended and as of March 31, 2003.

     Form 8-K was filed on June 16, 2003, with respect to Item 2 and Item 5 acquisition of McNab KC3 Limited Partnership on May 30, 2003 and Gables on April 24, 2003, respectively.

     Form 8-K/A was filed on August 13, 2003, with respect to Item 7 financial statements for the acquisition of McNab KC3 Limited Partnership on May 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003
                                            BERKSHIRE INCOME REALTY, INC.

                                            BY: /s/ David C. Quade
                                               --------------------------------
                                               NAME:  David C. Quade
                                               TITLE: President and Chief
                                                      Financial Officer

EXHIBIT INDEX

31.1 Certification of Principal Executive Officer and Principal Financial Officer of Berkshire Income Realty, Inc. Pursuant to Securities Exchange Act Rules 13a-14 and 15d- 14

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.