Form 10-Q
period 2003-09-30
BERKSHIRE INCOME REALTY INC
filed 2003-11-14
CIK 1178862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  September 30, 2003


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period                   to
                                         ------------       -----------

                 Commission File number                 001-31659
                                         ------------------------------

                          Berkshire Income Realty, Inc.
-------------------------------------------------------------------------------

Maryland                                                          32-0024337
------------------------------------------------             ------------------
(State or other jurisdiction of incorporation or             (IRS employer
organization)                                                identification no.)

One Beacon Street, Boston, Massachusetts                             02108
------------------------------------------------              -----------------
(Address of principal executive offices)                           (Zip code)

(Registrant's telephone number, including area code)             (617) 523-7722
                                                    ---------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes        [X]       No         [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12 (b-2) of the Exchange Act)

                     Yes       [ ]        No         [X]


As of November 14, 2003, 1,283,313 shares of Class B common stock outstanding.

                          BERKSHIRE INCOME REALTY, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART 1 -          FINANCIAL INFORMATION


Item 1.  Financial Statements:

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

Balance Sheets (Unaudited) at September 30, 2003 and
 December 31, 2002 ------------------------------------------------- 2

Statements of Operations (Unaudited) for the three and nine months ended September 30, 2003 and 2002 --------------------- 3

Statements of Changes in Stockholders' Equity / Owners'
 Deficit (Unaudited) for the nine months ended
 September 30, 2003 and December 31, 2002 -------------------------- 4

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2003 and 2002 --------------------------------- 5

Notes to Financial Statements (Unaudited) -------------------------- 6

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations ------------------------------- 19

Item 3.  Quantitative and Qualitative Disclosures About
 Market Risk ------------------------------------------------------- 34

Item 4.  Controls and Procedures ----------------------------------- 34

PART II -         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K -------------------------- 35

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                                 BALANCE SHEETS
          (unaudited, in thousands, except share and per share amounts)

                                                                    December 31,
                                                       September 30,    2002
                                                            2003      (Note 1)
                                                        Consolidated  Combined
                                                         ----------  ----------

                ASSETS

Multi-family apartment communities, net of
 accumulated depreciation of $100,166 and
   $94,712, respectively                                 $   99,896  $   94,343
Cash and cash equivalents                                    41,819       4,852
Cash restricted for tenant security deposits                    855         850
Replacement reserve escrow                                      250         407
Prepaid expenses and other assets                             3,601       3,733
Investment in Mortgage Funds                                 40,197           -
Deferred expenses, net of accumulated
 amortization of $281 and $246, respectively                  1,262       1,288

                                                         ----------  ----------
         Total assets                                    $  187,880  $  105,473
                                                         ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY/OWNERS' DEFICIT

Liabilities:
   Mortgage notes payable                                $  131,901  $  119,162
   Notes payable                                                  -       3,155
   Due to affiliates                                          1,456       2,879
   Dividend and distributions payable                         1,338           -
   Accrued expenses and other liabilities                     3,317       1,891
   Tenant security deposits                                     940         912
                                                         ----------  ----------
         Total liabilities                                  138,952     127,999

Minority interest                                                 -           -

Commitments and Contingencies                                     -           -

Stockholders' equity / owners' deficit:
   Series A 9% Cumulative Redeemable
   Preferred Stock, no par value, $25 stated
   value, 5,000,000 shares authorized,
   2,978,110 and 0 shares issued and
   outstanding at September 30, 2003 and
   December 31, 2002, respectively                           70,212           -
   Class A common stock, $.01 par, 5,000,000
   shares authorized; 0 shares issued and
   outstanding at September 30, 2003 and
   December 31, 2002, respectively                                -           -
   Class B common stock, $.01 par, 5,000,000
   shares authorized; 1,283,313 and 100
   shares issued and outstanding at September
   30, 2003 and December 31, 2002, respectively                  12           -
   Excess stock, $.01 par value, 15,000,000
   shares authorized, 0 shares issued and
   outstanding at September 30, 2003 and
   December 31, 2002, respectively                                -           -
   Accumulated deficit                                      (21,296)          -
   Owners' deficit                                                -     (22,526)
                                                         ----------  ----------

         Total stockholders' equity / owners'
          deficit                                            48,928     (22,526)

         Total liabilities and stockholders'
          equity / owners' deficit                       $  187,880  $  105,473
                                                         ==========  ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                            STATEMENTS OF OPERATIONS
          (unaudited, in thousands, except share and per share amounts)

                                 For the Three Months      For the Nine Months
                                  Ended September 30,      Ended September 30,
                                ----------------------   ----------------------
                                   2003        2002          2003         2002
                               Consolidated  Combined   Consolidated  Combined
                                ----------  ----------   ----------  ----------

Revenue:
 Rental                         $    6,909  $    6,738   $   20,598  $   19,739
 Interest                               11          86           78         158
 Utility reimbursement                 133         133          340         448
 Other                                 372         276          925         737
                                ----------  ----------   ----------  ----------

         Total revenue               7,425       7,233       21,941      21,082

Expenses:
 Operating                           1,909       1,524        5,184       4,469
 Maintenance                           715         577        1,784       1,551
 Real estate taxes                     644         553        1,819       1,633
 General and administrative            476         343        1,149         694
 Organizational costs                    -           -          213           -
 Management fees                       465         451        1,573       1,351
 Depreciation                        1,819       1,482        5,454       4,386
 Interest                            1,830       2,189        5,580       4,509
 Loss on extinguishment of debt         87         285          339       1,168
 Participation interest                  -          44            -         132
                                ----------  ----------   ----------  ----------

         Total expenses              7,945       7,448       23,095      19,893
                                ----------  ----------   ----------  ----------


Income (loss) before minority
 interest in properties, equity
 in income of Mortgage Funds
 and minority common interest
 in Operating Partnership             (520)       (215)      (1,154)      1,189

Minority interest in properties        (31)          -         (125)     (1,436)

Equity in income of Mortgage
 Funds                               3,153           -        4,883           -
                                ----------  ----------   ----------   ---------
Income (loss) before
 minority common interest in
 Operating Partnership               2,602        (215)       3,604        (247)

Minority common interest
 in Operating Partnership             (488)          -         (488)          -
                                ----------  ----------   ----------  ----------

Net income (loss)               $    2,114  $     (215)  $    3,116  $     (247)
                                ==========  ==========   ==========  ==========

Preferred dividend                  (1,675)          -       (3,276)          -
                                ----------  ----------   ----------  ----------

Net income (loss)available
 to common shareholders         $      439  $     (215)  $     (160) $     (247)
                                ==========  ==========   ==========  ==========


Earnings per common
 share, basic                   $     0.34               $    (0.19)
                                ==========               ==========


Weighted average number of
 common shares outstanding       1,283,313                  837,207
                                ==========               ==========


              The accompanying notes are an integral part of these
                              financial statements.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY / OWNERS' DEFICIT
                            (Unaudited, in thousands)

                                                                        Total
                                                                   Stockholders'
                                                                       equity/
                                 Common     Preferred    Accumulated   owners'
                                  Stock          A        Deficit      deficit
                                ----------  ----------   ----------  ----------

Balance at
 December 31, 2002              $        -  $        -   $  (22,526) $  (22,526)

Net income                               -           -        3,116       3,116

Issuance of preferred shares,
 net of issuance costs of $4,241         -      70,212            -      70,212

Issuance of Common Operating
 Partnership Units                      12           -            -          12

Distributions                            -           -       (3,391)     (3,391)
Contributions                            -           -        1,505       1,505
                                ----------  ----------   ----------  ----------
Balance at
 September 30, 2003             $       12  $   70,212   $  (21,296) $   48,928
                                ==========  ==========   ==========  ==========












              The accompanying notes are an integral part of these
                              financial statements.

                          BERKSHIRE INCOME REALTY, INC.
               (FORMERLY BERSHIRE INCOME REALTY PREDECESSOR GROUP)
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                           For the Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                            2003         2002
                                                         ----------  ----------
Cash flows from operating activities:
Net income (loss)                                        $    3,116  $     (247)

Adjustments to reconcile net income (loss) to
 net cash provided by operating
activities:
     Amortization of deferred financing costs                   141         113
     Depreciation                                             5,454       4,386
     Loss on extinguishment of debt                             338         392
     Minority interest in properties                            125       1,438
     Minority interest in Operating Partnership                 488           -
     Increase (decrease) in cash attributable to
      changes in assets and liabilities:
       Tenant security deposits, net                             22          98
       Due to affiliates                                     (1,423)      1,829
       Prepaid expenses and other assets                        133      (1,840)
       Accrued expenses and other liabilities                 1,425       2,072
                                                         ----------  ----------
         Net cash provided by operating
          activities                                          9,819       8,241

                                                         ----------  ----------

Cash flows from investing activities:
     Capital improvements                                    (3,939)     (2,547)
     Acquisition of property                                 (7,068)          -
     Distributions from investment in
      Mortgage Funds                                         34,469           -
     Investment in Mortgage Funds                              (213)          -
     Deposits to replacement reserve                           (305)       (230)
     Withdrawals from replacement reserve                       462         150
                                                         ----------  ----------
         Net cash provided by (used in)
          investing activities                               23,406      (2,627)
                                                         ----------  ----------

Cash flows from financing activities:
     Principal payments on mortgage notes payable            (1,073)       (897)
     Prepayments on mortgage notes payable                  (20,810)    (71,858)
     Borrowings on mortgage notes payable                    31,467     102,080
     Deferred financing costs                                  (452)       (884)
     Syndication costs                                       (4,241)          -
     Distributions to owners                                   (104)          -
     Distributions to minority interest in
      properties                                               (125)     (2,057)
     Distributions to preferred shareholders                 (2,438)    (12,858)
     Contributions from owners                                1,518         325
                                                         ----------  ----------

         Net cash provided by financing activities            3,742      13,851
                                                         ----------  ----------

Net increase in cash and cash equivalents                    36,967      19,465

Cash and cash equivalents at beginning of period              4,852       4,395
                                                         ----------  ----------

Cash and cash equivalents at end of period               $   41,819  $   23,860
                                                         ==========  ==========

Supplemental disclosure:
     Cash paid for interest                              $    6,807  $    4,888

Supplemental disclosure of non-cash investing and
 financing activities:
  Issuance of preferred shares in exchange for
   interests in the Mortgage Funds                       $   74,453  $        -
  Capital improvements included in accrued
   expenses and other liabilities                        $        -  $      144
  Dividend declared and payable to preferred
   shareholders                                          $      837  $        -
  Distribution declared and payable on common
   operating partnership units                           $      500  $        -

              The accompanying notes are an integral part of these
                             financial statements.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Berkshire Income Realty, Inc., (the "Company"), a Maryland corporation, was organized on July 19, 2002 and 100 Class B common shares were issued. The Company is in the business of acquiring, owning and operating multi-family apartment communities.

     The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission with respect to its offers (the "Offering") to exchange its 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") for interests ("Interests") in the following six mortgage funds: Krupp Government Income Trust ("GIT"), Krupp Government Income Trust II ("GIT II"), Krupp Insured Mortgage Limited Partnership ("KIM"), Krupp Insured Plus Limited Partnership, ("KIP"), Krupp Insured Plus II Limited Partnership ("KIP II"), and Krupp Insured Plus III Limited Partnership ("KIP III") (collectively, the "Mortgage Funds"). For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to exchange its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of preferred shares.

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

     Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. ("KRF Company"), an affiliate of the Company, contributed its ownership interests in five multi-family apartment communities (the "Properties"), to our operating partnership, Berkshire Income Realty - OP, L.P. (the "Operating Partnership") in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283 to the Company in exchange for common stock of the Company in an amount, which together with the one hundred dollars contributed prior to the offering, totaling 1,283,313 shares of common stock of the Company and equal 1% of the fair value of the total net assets of the Operating Partnership. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

     The Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group ("the Predecessor"). The combination of the separate business into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at their historical cost. The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Preferred Shares issued.

     Certain   minority   ownership   interests  in  three  of  the  contributed
multi-family properties are owned by an unaffiliated third party. As the minority interests have not changed in connection with the completion of the Offering, the accounting for these interests is based on existing carrying amounts.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                          NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)


1.  ORGANIZATION  AND BASIS OF  PRESENTATION,  continued

     As a result of the common control of ownership between the Predecessor and the Company, the Company has not been deemed a new reporting entity pursuant to the provisions of Accounting Principles Board Opinion #20 Accounting Changes. Accordingly, the financial statements of the Company do not start "fresh" upon completion of the Offering in April 2003. Rather, the Company's financial statements are a continuation of the Predecessor's financial statements and have been re-titled to those of the Company effective in April 2003.

     The Company's financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership. The Company owns preferred and general partner interests in the Operating Partnership. The remaining common limited partnership interests in the Operating Partnership owned by KRF Company and affiliates are reflected as Minority Interest in Operating Partnership in the financial statements of the Company.

     On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership ("Gables"), acquired the Gables Apartments, a 140-unit multi-family apartment community, located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925. On April 24, 2003, the Operating Partnership acquired the interests in Gables, its general partner, and Gables of Texas, L.L.C. from KRF Company for approximately $6,925 plus closing costs of approximately $143. The purchase price for Gables and Gables of Texas L.L.C. was equal to the purchase price KRF Company paid the original seller of the Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable).

     Due to the affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented.


     On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol "BIR.PR.A.".

     On May 30, 2003, the Operating Partnership and its wholly owned subsidiary BIR McNab Sub, L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership ("McNab") from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multi-family apartment community located in Pompano Beach, Florida that is referred to as Windward Lakes Apartments. The former general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. At the time of the contribution, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% indirect ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

     Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION, continued

     Properties

     A summary of the multi-family apartment communities owned by the Company at September 30, 2003 is presented below.

                                           Year         Total        Controlling
Description             Location         Acquired       Units         Interest
-----------           -------------    -----------    --------      ------------

Century               Cockeysville,
                       Maryland            1984          468              75.82%

Dorsey's Forge         Columbia,
                       Maryland            1983          251              91.38%

Hannibal Grove         Columbia,
                       Maryland            1983          316              91.38%

Seasons of Laurel       Laurel,
                       Maryland            1985        1,088             100.00%

Walden Pond            Houston,
                        Texas              1983          416             100.00%

Windward Lakes         Pompano,
                       Florida             1992          276             100.00%

Gables of Texas        Houston,
                        Texas              2003          140             100.00%
                                                      ------
      Total                                            2,955
                                                      ======


Accounting Policies

     Purchase Accounting for Acquisition of Real Estate

     Acquired Real Estate Assets - The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

     The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, furniture, fixtures and equipment) determined by valuing the property as if it were vacant. The as-if-vacant value is allocated to land and buildings, furniture, fixtures and equipment based on management's determination of the relative fair values of these assets.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION, continued

Accounting Policies, continued

     Purchase Accounting for Acquisition of Real Estate, continued

     Above-market and below market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

     Management may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired.

     The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management's evaluation of the specific characteristics of the residential leases and the Company's tenant retention history.

     The value of in-place leases and tenant relationships are amortized as a leasing cost expense over the initial term of the respective leases and any expected renewal period. The intangible assets associated with the Gables acquisition were nominal.

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

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION, continued

Accounting Policies, continued

     Investments in Mortgage Funds, continued

     The Company is accounting for its investments in the Mortgage Funds, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the balance sheet, and the Company's share of net income or loss from the Mortgage Funds is included on the Statement of Operations.

     Debt Extinguishment Costs

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. Prior periods that included such debt extinguishment costs will be reclassified to conform to this standard. Prior to the adoption of FAS 145, the Company classified costs associated with the early extinguishment of debt as extraordinary items. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption "loss on extinguishment of debt" in the Statements of Operations for the three and nine months ended September 30, 2003 and 2002. There is no impact on our financial statements.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 - "Consolidated Financial Statements." The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE"). This interpretation addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 but a deferral has been granted until the end of the first fiscal year or interim period ending after December 15, 2003 for VIE's existing before February 1, 2003. Therefore, it is effective on December 31, 2003 for the Company. Management is uncertain but is assuming that it is reasonably possible that each of the Mortgage Funds in which it has an investment would be considered a VIE. The Company is determining where it is the primary beneficiary and as a result the Company may consolidate all or a certain number of the mortgage funds' assets and liabilities.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION, continued

Recent Accounting Pronouncements, continued

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003 the FASB indefinitely deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Such interests exist within the Company. Barring the outcome of the FASB relating to this deferral, the Company is still in the process of evaluating the potential impact of this standard on its financial statements.

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

Reclassification

     Certain prior period balances have been reclassified in order to conform to the current period presentation.

Unaudited interim financial statements

     The accompanying interim financial statements of the Company are unaudited; however, the financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from the audited financial statements of the Predecessor adjusted for the acquisition of the interests in McNab as a reorganization of entities under common control, thereby retroactively restating the combined financial statements for all periods presented which is similar to the accounting for a pooling of interests, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Predecessor's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 and Form 8-K/A filed on August 13, 2003 for the significant acquisition of McNab.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

2.   INVESTMENT IN MORTGAGE FUNDS

     The investments in Mortgage Funds consist of the following:

           Mortgage Fund                           Nominal Ownership
         ----------------                     -------------------------

               GIT I                                30.76%
              GIT II                                28.81%
                KIP                                 29.66%
              KIP II*                               25.00%
              KIP III                               28.63%
                KIM                                 27.81%

*KIP II liquidated on July 29, 2003, thus the Company's nominal ownership is 0% at September 30, 2003.

     The summarized balance sheets of the individually significant investments in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

                                            September 30, 2003
                                -----------------------------------------------
                                                           Total
                                                           Other
                                                        Investments
                                                        in Mortgage
                                   GIT        GIT II       Funds      Combined
                                ----------  ----------   ----------  ----------
              ASSETS

Mortgage investments            $   11,474  $   67,202   $   45,354  $  124,030
Cash and cash equivalents            1,538      23,043        5,767      30,348
Other assets                            76       1,299          251       1,626
                                ----------  ----------   ----------  ----------

     Total assets               $   13,088  $   91,544   $   51,372  $  156,004
                                ==========  ==========   ==========  ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                     $      407  $       38   $      370  $      815
Shareholders' equity                12,681      91,506       51,002     155,189
                                ----------  ----------   ----------  ----------
  Total liabilities and
   shareholders' equity         $   13,088  $   91,544   $   51,372  $  156,004
                                ==========  ==========   ==========  ==========

Company's share of equity       $    3,901  $   26,363   $   14,582  $   44,846
Basis differential (1)                (943)     (3,350)        (356)     (4,649)
                                ----------  ----------   ----------  ----------

Carrying value of the Company's
 investment in Mortgage Funds   $    2,958  $   23,013   $   14,226  $   40,197
                                ==========  ==========   ==========  ==========

(1) This amount represents the difference between the Company's investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of the Mortgage Fund Interests for which the acquisition price was less than the underlying equity in the net assets of the Mortgage Funds.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

2. INVESTMENT IN MORTGAGE FUNDS, continued

     The summarized statements of operations of each individually significant investment in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

                                                Nine Months Ended
                                               September 30, 2003
                                -----------------------------------------------
                                                            Total
                                                            Other
                                                         Investments
                                                             in
                                                           Mortgage
                                   GIT        GIT II        Funds     Combined
                                ----------  ----------   ----------  ----------

Revenue*                        $    3,728  $    5,983   $    3,520  $   13,231

Expenses*                              412       1,208          996       2,616
                                ----------  ----------   ----------  ----------

     Net income                 $    3,316  $    4,775   $    2,524  $   10,615
                                ==========  ==========   ==========  ==========

Company's share of net income        1,012       1,361          700       3,073
Amortization of basis
 differential                          711       1,166          (67)      1,810
                                ----------  ----------   ----------  ----------
Equity in income of Mortgage
 Funds                          $   1,723   $    2,527   $      633  $    4,883
                                ==========  ==========   ==========  ==========

*Represents the revenues and expenses for the period commencing April 4 and April 18, 2003, which is the period during which the Company had an investment in the respective mortgage funds.

3.   DEBT

     The McNab partnership interests contributed to the Operating Partnership by George and Douglas Krupp, were subject to certain obligations of McNab and its partners including the assumption of $13,398 of first mortgage debt, including accrued interest, $4,162 of principal, accrued interest, participation interest and interest rebates collateralized by the partnership interests (the "Additional Loan") and the assumption of approximately $1,266 of liabilities payable to other affiliates of the Company. Upon completion of the acquisition, the Operating Partnership immediately paid off the first mortgage and Additional Loan debt totaling $18,244 using available cash. The Company recognized a loss of approximately $252 resulting from the write-off of unamortized deferred financing costs. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption "loss on extinguishment of debt" in the consolidated statement of operations for the nine months ended September 30, 2003. Furthermore, costs previously classified as extraordinary in prior periods have been reclassified to conform with the adoption of this pronouncement.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

3.   DEBT, continued

     In accordance with SOP 97-1, Accounting by Participating Mortgage Loan Borrowers, the Company estimated the fair value of the participation feature in the first mortgage debt of McNab noted above to be approximately $720 at December 31, 2002 and $545 at December 31, 2001, and was recorded as due to affiliates in the balance sheet at December 31, 2002. The fair value of the participating interest was deferred and amortized into the statement of operations over the first mortgage debt's estimated life using the effective interest rate method.

     The lender on both the Additional Loan and the first mortgage for McNab is GIT. As of the completion of the Offering, the Operating Partnership owns approximately 31%. The Operating Partnership received $5,650 as a special distribution from GIT after the payoff of this indebtedness on July 24, 2003.

     On August 21, 2003, the Company refinanced its mortgage on Walden Pond. The original variable mortgage of $4,353 was paid in full and the related deferred financing costs incurred in the original financing was recorded in "loss on extinguishment of debt" in the consolidated financial statement of operations for the three months ended September 30, 2003. The new financing of $12,675, with a fixed interest rate of 4.86% for a term of 10 years and related deferred financing costs are included on the consolidated balance sheet at September 30, 2003.

     The Company also obtained new mortgages on two additional properties, Windward Lakes and Gables. The balances and terms are $13,467 at 5.10% for 9 years and $5,325 at 4.86% for 10 years, respectively. Both are fixed interest rate mortgages.

4.   MINORITY INTERESTS

Minority Interest in Properties

     An unaffiliated third party has ownership interests in three of the Company's multi-family apartment communities. Such interests are accounted for as "minority interest in properties" in the accompanying financial statements. Allocations of earnings and distributions are made to minority holders based upon their respective share allocations. Losses in excess of minority holders investment basis are allocated to the Company. Distributions to the minority holders in excess of their investment basis are recorded in the Company's statement of operations as minority interest in properties.

Minority Interest in Operating Partnership

     In accordance with Emerging Issues Task Force Issue (EITF) No, 94-2, Treatment of Minority Interest in Certain Real Estate Investment Trusts, KRF Company and affiliates' common limited partnership interest in the Operating Partnership are being reflected as Minority Interest in the financial statements of the Company. Upon completion of the Offering, the net equity to the common and general partner interests in the Operating Partnership was less than zero after an allocation to the Company and affiliates' preferred interest in the Operating Partnership. Further, KRF Company and affiliates have no obligation to fund such deficit. Accordingly, for financial reporting purposes, KRF Company and affiliates' minority interest in the Operating Partnership has been reflected as zero with common stockholders' equity being reduced for the deficit amount.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

4.   MINORITY INTERESTS, continued

Minority Interest in Operating Partnership, continued

     In accordance with the guidance in EITF No. 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, earnings of the Operating Partnership are first being allocated to the preferred interests held by the Company. The remainder of earnings, if any, are allocated to the Company's general partner and KRF Company and affiliates' common limited partnership interests in accordance with their relative ownership percentages. The excess of the allocation of income to KRF Company and affiliates over cash distributed to them will be credited directly to the Company's equity (with a corresponding debit to minority interest) until the minority interest deficit that existed upon the completion of the Offering is eliminated.

     The following table sets forth the calculation of minority interest in Operating Partnership:

                                                         Nine Months Ended
                                                         September 30, 2003
                                                         ------------------

Income before minority common interest in Operating
 Partnership                                             $            3,604
Preferred dividend                                                   (3,276)
                                                         ------------------
Income available for common equity                                      328
Common Operating Partnership units of minority interest               97.61%
                                                         ------------------
Minority common interest in Operating Partnership                       320
Accrued distributions to minority interest in Operating
 Partnership in excess of minority common interest in
 Operating Partnership                                                  168
                                                         ------------------
Minority common interest in Operating Partnership        $              488
                                                         ==================


     The following table sets forth a summary of the items affecting the minority interest in the Operating Partnership for the nine months ended September 30, 2003:

                                            Minority
                                             Common      Company's
                                            Interest     Interest     Total
                                                in          in        Common
                                            Operating    Operating    Owners'
                                           Partnership  Partnership   Deficit
                                            ----------   ----------  ----------
Balance at December 31, 2002                $  (22,526)  $        -  $  (22,526)
Capital Contributions                              228        1,289       1,517
Minority common interest in Operating
  Partnership                                      320            8         328
Accrued distributions to common interest in
  Operating Partnership                           (488)         (12)       (500)
Other distributions effecting common
  interest in Operating Partnership               (101)          (2)       (103)
                                            ----------   ----------  ----------
Balance at September 30, 2003 (1)           $  (22,567)  $    1,283  $  (21,284)
                                            ==========   ==========  ==========

(1) Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

     As  of  September  30,  2003,  the  minority   interest  in  the  Operating
Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)



4.   MINORITY INTERESTS, continued

Minority Interest in Operating Partnership, continued

     On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute $250 from its operating cash flows to common general and common limited partners. The distribution is payable on August 15, 2003, November 15, 2003 and February 15, 2004. The distribution payable on August 15, 2003 was disbursed on October 24, 2003.

5.   COMMITMENTS AND CONTINGENCIES

     The Company entered into Indemnification Agreements with each of the independent members of the Board of Directors and its president on August 12, 2003. The agreements indemnify the independent board members and the president with respect to claims arising from or related to their service to the company to the extent allowable under Maryland law.

6.   PROFORMA CONDENSED FINANCIAL INFORMATION

     The accompanying unaudited pro forma information for the three and nine months ended September 30, 2003 and 2002 is presented as if the Offering for the Interests in the Mortgage Funds on April 4, 2003 and April 18, 2003 had occurred on January 1, 2002. The unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

                                  Three Months Ended       Nine Months Ended
                                    September 30,             September 30,
                                ----------------------   ----------------------
                                   2003        2002         2003        2002
                                ----------  ----------   ----------  ----------
Equity in income of Mortgage
 Funds                          $    6,840  $    5,781   $   18,820  $   22,482
                                ==========  ==========   ==========  ==========
Net income                      $    5,801  $    5,566   $   17,053  $   22,235
                                ==========  ==========   ==========  ==========
Preferred dividend              $   (1,675) $   (1,675)  $    5,025  $    5,025
                                ==========  ==========   ==========  ==========

Net income available to common
 shareholders                   $    4,126  $    3,891   $   12,028  $   17,210
                                ==========  ==========   ==========  ==========

Basic earnings per share:
 Net income available to common
  shareholders                  $     3.22  $     3.03   $     9.37  $    13.41
                                ==========  ==========   ==========  ==========

Weighted average number of
 common shares outstanding       1,283,313   1,283,313    1,283,313   1,283,313
                                ==========  ==========   ==========  ==========

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

7.   DECLARATION OF DIVIDEND AND DISTRIBUTIONS

     On March 25, 2003, the Company's Board of Directors (the "Board") declared a dividend at an annual rate of 9% the stated liquidation preference of $25 per share of the outstanding Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") of the Company which will be payable quarterly in arrears, on February 15, May 15, August 15 and November 15 of each year to shareholders of record in the amount of $.5625 per share per quarter. The dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the nine months ended September 30, 2003, the Company has declared $3,276 of which $837 is payable and included on the balance sheet in Dividends and Distributions Payable.

     On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute $250 from its operating cash flows to common general and common limited partners. On the same day the Board also declared a common dividend of $0.004656 per share on the Company's Class B common stock. Both the distribution and the dividend are payable on August 15, 2003, November 15, 2003 and February 15, 2004. At September 30, 2003, neither the distribution nor the dividend payable on August 15, 2003 had been disbursed and as such are included on the balance sheet in Dividends and Distributions Payable. Both the distribution and the dividend payable on August 15, 2003 were disbursed on October 24, 2003.

8.   RELATED PARTY TRANSACTIONS

     The Company pays property management fees to an affiliate for property management services. The fees are payable for the properties under management. On May 6, 2003, the Company's property manager agreed to reduce the property management fee payable by the Company from 5% of gross income to 4% of gross income. This change in the management fee has been applied prospectively effective April 1, 2003. Upon payoff of the McNab debt (See Note 1), the property management fee for the Windward Lakes property was increased from 3% to 4% of gross income.

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

     The Company pays acquisition fees to an affiliate for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. During the nine months ended September 30, 2003, the Company paid fees on the following acquisitions:

                  Acquisition                         Acquisition Fee
--------------------------------------------          ---------------
Gables                                                $            69
Windward Lakes                                                    190
                                                      ---------------
                                                      $           259
                                                      ===============

                          BERKSHIRE INCOME REALTY, INC.
              (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
                         NOTES TO FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share amounts)

8.   RELATED PARTY TRANSACTIONS, continued

     The Gables acquisition fee has been capitalized and is included in multi-family apartments in the accompanying balance sheet. The Windward Lakes acquisition fee has been expensed and included in management fees on the statement of operations because Windward Lakes is included in the financial statements in a method similar to a pooling of interests. Accordingly, all expenses associated with the Company's acquisition of Windward Lakes have been expensed.

     During the three months ended September 30, 2002, the Company also paid an affiliate advisory fees of $131 related to the refinancings of the Seasons of Laurel mortgage notes payable and is included in deferred expenses at September 30, 2002 in the accompanying balance sheet. Such fees are no longer payable under the terms of the advisory agreement, which became effective on April 4, 2003. Amounts accrued or paid to the Company's affiliates for the nine months ended September 30, 2003 and 2002 were as follows:

                                              For the Nine Months
                                              Ended September 30,
                                            -----------------------
                                               2003         2002
                                            -----------------------
                                                  (Unaudited)

Property management fees                    $      942   $    1,044
Expense reimbursements                              73          168
Salary reimbursements                            1,978        1,797
Acquisition fees                                   259            -
Asset management fees                              441          224
                                            ----------   ----------
       Total                                $    3,693   $    3,233
                                            ==========   ==========

     Due to affiliates of $1,456 at September 30, 2003 represents development fees and shared services. Due to affiliates of $2,879 at December 31, 2002, represents accrued interest related to the McNab debt, development fees and shared services.

9.   SUBSEQUENT EVENTS

     On October 7, 2003, the Company received a special distribution from its investment in GIT II in the amount of $3,228,926, and on October 29, 2003, the Company received a special distribution from its investment in KIM in the amount of $4,450,120. All five remaining funds will make regular quarterly distributions on November 14, 2003.

     On October 29, 2003, the Company closed on additional financing on Seasons of Laurel in the amount of $20,378. The rate is fixed at 5.07% and matures in July 2009, coterminous with the existing first mortgage.

     On October 30, 2003, the Operating Partnership of the Company, through its newly formed and wholly owned subsidiary, St. Marin/Karrington Limited
Partnership, acquired St. Marin Apartments ("St. Marin") and Karrington Apartments ("Karrington") from an unaffiliated third party. St. Marin and Karrington are 350 unit and 250 unit multi-family apartment communities, respectively, located in Coppell, Texas. The purchase price of $26,125 and $20,000, respectively was funded with available cash. St. Marin was constructed in 1999 and Karrington was constructed in 2001.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF  OPERATIONS OF  BERKSHIRE INCOME REALTY,  INC.  (FORMERLY   BERKSHIRE
        INCOME  REALTY  PREDECESSOR  GROUP)

               (In Thousands, except share and per share amounts)

     You should read the following discussion in conjunction with the Berkshire Income Realty Inc.'s financial statements and their related notes and other financial information included in this report. For further information please refer to the Predecessor's financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and Form 8 K/A filed on August 13, 2003 for the significant acquisition of McNab KC3 Limited Partnership.

Overview

Berkshire Income REalty - OP, L.P.

     Berkshire Income Realty - OP, L.P. (Operating Partnership), a Delaware limited partnership, is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Our wholly owned subsidiary, BIR GP, LLC, a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of November 14, 2003, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company's Preferred Shares and, through BIR GP, LLC, owns 100% of the general partner interest, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

     Our general and limited partner interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of the Operating Partnership in proportion to our percentage interest therein. The other partners of the Operating Partnership are affiliates who contributed their direct or indirect interests in certain properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership.

     Preferred units of the Operating Partnership have the rights, preference and other privileges as set forth in amendments to the limited partnership agreement of the Operating Partnership. As of November 14, 2003, the Operating Partnership had one series of its preferred units outstanding. The Series A preferred units have an aggregate liquidation preference of approximately $74,453 and are entitled to a preferred distribution at a rate of 9% per annum, payable quarterly. The Company is the sole owner of the Series A preferred units.

General

     The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company's business in particular in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7 of our Annual Report on Form 10-K for the year ending December 31, 2002 under several headings, including "Liquidity and Capital Resources", "Inflation and Economic Conditions" and "Property Renovations". The Company believes those trends and factors continue to be very relevant to the Company's performance and financial condition.

Forward Looking Statements

     Certain statements contained in this report, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words "may", "will", "should", "could", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs"), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those set forth in Part I, Item 1A. "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2002 and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

     The risks here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward- looking statements as a prediction of actual results.

Critical  Accounting  Policies

     The discussion below describes what we believe are the critical accounting policies that affect the Company's more significant judgments and the estimates used in the preparation of its financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Company's financial statements and related notes. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the Company's financial statements:

     Purchase Accounting for Acquisition of Real Estate

     Acquired Real Estate Assets - The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

     The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes land, building, furniture, fixtures and equipment) determined by valuing the property as if it were vacant. The as-if-vacant value is allocated to land and buildings, furniture, fixtures and equipment based on management's determination of the relative fair values of these assets.

     Above-market and below market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

     Management may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired.

     The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management's evaluation of the specific characteristics of the residential leases and the Company's tenant retention history.

     The value of in-place leases and tenant relationships are amortized as a leasing cost expense over the initial term of the respective leases and any expected renewal period. The intangible assets associated with the Gables acquisition were nominal.

     Unconsolidated Investments in Mortgage Funds

     The acquisition of the Interests in the Mortgage Funds by the Company has been accounted for using purchase accounting based upon the fair value of the Preferred Shares for the Interests acquired. The fair value was determined to be the $25.00 liquidation preference for the Preferred Shares since this was most readily available market value at the date of the closing of the exchange offer.

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

     The Company is accounting for its investments in the Mortgage Funds, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the balance sheet, and the Company's share of net income or loss from the Mortgage Funds is included on the statement of operations.

     Debt Extinguishment Costs

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. Prior periods that included such debt extinguishment costs will be reclassified to conform to this standard. Prior to the adoption of FAS 145, the Company classified costs associated with the early extinguishment of debt as extraordinary items. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption "loss on extinguishment of debt" in the Statements of Operations for the three and nine months ended September 30, 2003 and 2002. There is no impact on our financial statements.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 - "Consolidated Financial Statements." The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE"). This interpretation addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 but a deferral has been granted until the end of the first fiscal year or interim period ending after December 15, 2003 for VIE's existing before February 1, 2003. Therefore, it is effective on December 31, 2003 for the Company. Management is uncertain but is assuming that it is reasonably possible that each of the Mortgage Funds in which it has an investment would be considered a VIE. The Company is determining where it is the primary beneficiary and as a result the Company may consolidate all or a certain number of the mortgage funds' assets and liabilities.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003 the FASB indefinitely deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Such interests exist within the Company. Barring the outcome of the FASB relating to this deferral, the Company is still in the process of evaluating the potential impact of this standard on its financial statements.

Liquidity and Capital Resources

Cash and Cash Flows

     As of September 30, 2003 and 2002, the Company had approximately $41,819 and $23,860 of cash and cash equivalents, respectively.

                                                           Nine months ended
                                                             September 30,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
Cash Provided by Operating Activities                    $    9,819  $    8,241
Cash Provided by (Used in) Investing Activities              23,406      (2,627)
Cash Provided by Financing Activities                         3,742      13,851

     The Company expects its principal liquidity demands to be capital improvements, including select property renovations, repairs and maintenance for our properties, acquisition of additional properties, repayment of indebtedness and distributions to the Company's common and preferred stockholders and Operating Partnership unitholders. In order to qualify as a REIT, the Company is required to make dividend distributions, other than capital gain dividends, to its shareholders each year in the amount of at least 90% of the Company's REIT taxable income (computed without regard to dividends paid deductions and our net capital gain and subject to certain other potential adjustments) for all tax years.

     The Company intends to meet its short-term liquidity requirement through net cash flows provided by operating activities and through distributions of income on the Interest acquired in the Offering.

     In addition to distributions of income on the Interests acquired in the Offering, the Company also receives special distributions representing return of principal on the payment or prepayment of the underlying mortgages held by the Mortgage Funds. As opportunities occur the Company intends to utilize these special distributions for the acquisition of additional real estate.

     During the three months ended September 30, 2003, the Company received proceeds from refinancing its mortgage debt on its Walden Pond property, which originally had a variable interest rate. In addition to obtaining a fixed interest rate, the Company paid off the outstanding $4,353 of existing debt and obtained $12,675 in mortgage debt at 4.86% over a 10-year period. The Company also financed mortgage debt on its Windward and Gables properties, at $13,467 and $5,325, respectively. Please refer to Indebtedness table below for terms. On October 29, 2003, the Company closed on an additional $20,378 of mortgage obligations on its Seasons of Laurel property, at a 5.07% interest rate, which is coterminous with Seasons of Laurel's original outstanding mortgage debt. The Company expects to utilize the proceeds on these mortgages for the acquisition of additional real estate, such as the Company's recent purchase of St.
Marin/Karrington as discussed in Footnote 9 within the financial statement footnotes.

     In previous filings the Company discussed the commitment of $20,000 to a joint venture (the "Venture") sponsored by an affiliate of the Company's advisor. At this time, the Company is still interested in participating in the Venture, however, due to structural issues, which must be resolved before the Company can participate, the Company is uncertain as to the timing of its investment and the total capital investment required, which will be no more than $20,000 but may be less. As of September 30, 2003, the Company had not incurred any significant costs associated with the Venture.

Indebtedness

     The following table provides summary information with respect to the mortgage debt incurred by the Company during the three months ended September 30, 2003:

                        Mortgage Amount
                   -----------------------
                                                           Fixed
                   Previous                  Closing      Interest
Property Name      Balance      New Balance    Date         Rate        Term
---------------    --------     ----------  ----------   ----------  ----------
Windward Lakes            -     $   13,467  Aug. 15, 2003     5.10%     9 Years
Walden Pond        $  4,353         12,675  Aug. 21, 2003     4.86%    10 Years
Gables                    -          5,325  Aug. 21, 2003     4.86%    10 Years
                   --------     ----------
                   $  4,353     $   31,467
                   ========     ==========


     As of September 30, 2003, 100% of the Company's mortgage obligations are under fixed interest rates and the weighted average rate of interest on all mortgage debt is 5.49%

          On October 2, 2003, the Company signed commitments and fixed interest rates on an additional $20,378 of mortgage obligations. The interest rate on this new obligation is fixed at 5.07%. The Company closed this financing on October 29, 2003.

Capital Expenditures

     The Company paid $2,560 and $2,547 in recurring capital expenditures during the nine months ended September 30, 2003 and 2002, respectively.

     The Company paid $1,379 and $0 in renovation related capital expenditures during the nine months ended September 30, 2003 and 2002.

     In April 2003, the Company began a significant renovation project at Season of Laurel. This project was based on the results of a limited renovation and capital improvement project conducted at the property in an initial group of 31 test units to determine the feasibility and benefits of a broader renovation and improvement plan. The project was originally expected to take 36 months to complete and cost approximately $7,000, or $7 per apartment unit. As of September 30, 2003, the Company had completed renovations on approximately 12% of the 1,088 units. The Company continues to evaluate the scope of the renovations approved for the Seasons of Laurel project in an effort to provide desired apartment amenities to tenants. As of September 30, 2003, the Company has approved several changes to the scope, which is expected to increase the total cost of the project to approximately $8,100, or $7.4 per apartment unit, without adversely changing the economic benefit the Company expects to realize from the project. Included in the change in scope is the increase in units under renovation at one time, from 31 units to 45 units. The response to the renovated units has been better than anticipated and the Company believes it may be beneficial to complete the project in a shorter period of time than originally projected. Increasing the pace would increase the short-term liquidity needs of the Company, however, the Company believes the capital provided by the additional mortgage debt and other sources will be sufficient to meet these needs.

     The  Company  is  currently  evaluating   renovation  strategies  at  other
properties in its portfolio, including the renovation of test units. As of September 30, 2003, the Company has not made any material commitments with respect to these additional projects. However, if after the appropriate level of evaluation is complete, the Company believes there are sufficient economic benefits to implementing additional renovation programs it is prepared to do so.

     Acquisitions

     On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership ("Gables"), whose general partner, Gables of Texas, L.L.C., also a newly formed affiliate, acquired The Gables Apartments, a 140 unit multi-family apartment community located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925. On April 24, 2003, the Operating Partnership acquired Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925 plus closing costs of approximately $143. The purchase price for Gables and Gables of Texas, L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable).

     Due to the affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented.

     On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol "BIR.PR.A."

     On May 30, 2003, the Operating Partnership and its wholly owned subsidiary BIR McNab Sub L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership ("McNab") from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276 unit multi-family apartment community located in Pompano Beach, Florida that is referred to as Windward Lakes Apartments. The general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. Control of both the Company and McNab rests with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Declaration of Dividends and Distributions

     On March 25, 2003, the Company's Board of Directors (the "Board") declared a dividend at an annual rate of 9% the stated liquidation preference of $25 per share of the outstanding Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") of the Company which will be payable quarterly in arrears, on February 15, May 15, August 15 and November 15 of each year to shareholders of record in the amount of $.5625 per share per quarter. The dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the nine months ended September 30, 2003, the Company has declared $3,276 of which $837 is payable and included on the balance sheet in Dividends and Distributions Payable.

     On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute $250 from its operating cash flows to common general and common limited partners. On the same day the Board also declared a common dividend of $0.004656 per share on the Company's Class B common stock. Both the distribution and the dividend are payable on August 15, 2003, November 15, 2003 and February 15, 2004. At September 30, 2003, neither the distribution nor the dividend payable on August 15, 2003 had been disbursed and as such are included on the balance sheet in Dividends and Distributions Payable. Both the distribution and the dividend payable on August 15, 2003 were disbursed on October 24, 2003.

Results of Operations and Financial Condition

     On April 24, 2003, the Company's portfolio increased from 6 to 7 properties (the "Total Portfolio"). As a result of changes in the Company's Total Portfolio, the financial statements show significant changes in revenue and expenses from period to period. The Company does not believe that its period to period financial data are comparable. Therefore, the comparison of operating results for the three and nine months ended September 30, 2003 and 2002 show changes attributable to the properties that were owned by the Company throughout each period compared (the "Same Property Portfolio").

     The entities comprising the Berkshire Income Realty Predecessor Group are deemed to be our predecessors for accounting purposes. Because we did not have any operations until the second quarter of 2003, the following discussion relates to our operations for the three and nine months ended September 30, 2003 and the operations of the Berkshire Income Realty Predecessor Group for the three and nine months ended September 30, 2002.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002 (same property).

     The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2002 and owned through September 30, 2003. The Total Property Portfolio includes the effect of the additional rental property acquired after January 1, 2002.

                                             Same Property Portfolio                         Total Property Portfolio
                                -----------------------------------------------  -----------------------------------------------
                                                         Increase/       %                                Increase/      %
                                   2003        2002       Decrease     Change       2003        2002       Decrease     Change
                                ----------  ----------   ----------  ----------  ----------  ----------   ----------  ----------

Revenue:
 Rental                         $   20,058  $   19,739          319        1.62% $   20,598  $   19,739          859        4.35%
 Interest, Utility Reimb and
  Other                              1,175       1,343         (168)    (12.51)%      1,343       1,343            -           0%
                                ----------  ----------                           ----------  ----------

   Total Revenue                    21,233      21,082                               21,941      21,082

Operating Expenses:
  Operating                          4,651       4,469          182        4.07%      5,184       4,469          715       16.00%
  Maintenance                        1,769       1,551          218       14.06%      1,784       1,551          233       15.02%
  Real estate taxes                  1,722       1,633           89        5.45%      1,819       1,633          186       11.39%
  General and Administrative           514         694         (180)    (25.94)%      1,149         694          455       65.56%
  Management fees                    1,312       1,351          (39)     (2.89)%      1,573       1,351          222       16.43%
                                ----------  ----------   ----------              ----------  ----------

Net Operating Income                11,265      11,384                               10,432      11,384


Non Operating Expenses:
 Organizational costs                    -           -            -           -         213           -          213         100%
 Depreciation                        5,261       4,386          875       19.95%      5,454       4,386        1,068       24.35%
 Interest                            5,549       4,509        1,040       23.06%      5,580       4,509        1,071       23.75%
 Loss on early extinguishment
  of debt                              339       1,168         (829)    (70.98)%        339       1,168         (829)    (70.98)%
 Participation interest                  -         132         (132)   (100.00)%          -         132         (132)      (100)%
                                ----------  ----------   ----------              ----------  ----------

   Total Non Operating Expenses     11,149      10,195                               11,586      10,195
                                ----------  ----------                           ----------  ----------
Income (loss)                   $      116  $    1,189                           $   (1,154) $    1,189
                                ==========  ==========                           ==========  ==========

Comparison on the nine months ended September 30, 2003 to nine months ended September 30, 2002 (same property).

     Rental income increased $319 or 1.62% for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase was a result of an increase in weighted average rental rates of 3.87% for the nine months ended September 30, 2003 offset by a decrease in occupancy rates to 93.10% from 96.34%.

     Interest income decreased $103 or 65.19% for the nine months ended September 30, 2003 as compared to the same period in 2002 due to a decrease in the average interest rates on short-term cash investments during the period. The Company's Seasons of Laurel property experienced a decrease in its cash equivalents' interest income which significantly decreased the Company's overall interest income for the period.

     Utility reimbursement decreased $108 or 24.10% for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease is primarily due to the collection of amounts deemed uncollectible as of December 31, 2001 in 2002, which resulted in the 2002 amounts being higher than normal.

     Other income increased $43 or 5.83% for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase was related to increases in the various fees collected from tenants and recorded as other income.

     Operating expenses increased $182 or 4.07% for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase is attributed to an increased savings in onsite personnel costs during the current period offset with increases insurance costs for the properties.

     Maintenance expenses increased $218 or 14.06% for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase is due to an increase in painting, decorating and janitorial contracts during the period as compared to the prior period. The Company is proactively up keeping its properties to increase occupancy rates and lower its vacancies and concessions. This increase in painting and decorating has lowered vacancy rates at certain properties and increased related rental revenues. Certain properties experienced higher maintenance expenses due to increased snow removal costs in February 2003 as compared to the previous period.

     Real  estate  taxes  increased  $89 or  5.45%  for the  nine  months  ended
September 30, 2003 as compared to the same period in 2002. The increase was primarily related to increases in tax rates on real property in the various jurisdictions where the initial properties are located. All of the Company's properties are subject to reassessment on a regular basis. Future increase in assessments could be significant and would result in increases to real estate tax expense even if tax rates remained stable. The Company cannot predict future assessment values, but aggressively arbitrates any increases in value that it considers to be unreasonable in light of comparable properties or other economic factors relating to particular properties.

     General and administrative expenses decreased $180 or 24.94% for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease is due to an increase in expenses in 2002 at our Seasons of Laurel property for one time charges for centralized services, thus increasing general and administrative expenses for the period ended September 30, 2002. The increase in 2002 was offset by increases in general and administrative expenses in 2003, particularly in our Seasons of Laurel property.

     Management fees decreased $39 or 2.89% for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease is due to renegotiation of the Company's property management services from 5% to 4% effect on April 1, 2003. The savings was offset by an increase in property management fees for the Company's Windward Lakes property from 3% to 4%.

     Depreciation expense increased $875 or 19.95% for the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease is due to normal straight lining of fixed assets and an increase in capitalized assets during the year.

     Interest expense increased $1,040 or 23.06% for the nine months ended September 30, 2003 as compared to the same period in 2002. In April and July of 2002, the Company refinanced four of the five initial properties from variable to fixed interest rates, which increased the interest rates of these mortgages. In addition to the refinancings, the weighted average interest rate increased from during the nine months ended September 30, 2003 compared to the same period in 2002.

     Loss on extinguishment of debt is related to the write-off of deferred mortgage costs and related accumulated amortization for mortgage costs initially amortized over the life of the related mortgage note. The Company paid off its mortgage debt on Windward Lakes on May 30, 2003, and as a result recognized a loss for the remaining deferred financing costs relating to the debt. The Company also refinanced its Walden Pond property's variable mortgage to a fixed rate mortgage and paid off the first mortgage in full on August 21, 2003, resulting in an additional loss in the third quarter.

     Participation interest expense decreased $132 or 100% for the nine months ended September 30, 2003 as compared to the same period in 2002. Participation interest payable was fully accrued as of December 31, 2002, therefore no expense was recognized during 2003.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002 (same property).

     The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2002 and owned through September 30, 2003. The Total Property Portfolio includes the effect of the additional rental property acquired after January 1, 2002.

                                            Same Property Portfolio                          Total Property Portfolio
                                -----------------------------------------------  -----------------------------------------------
                                                         Increase/       %                                Increase/       %
                                   2003        2002       Decrease     Change       2003        2002       Decrease     Change
                                ----------  ----------   ----------  ----------  ----------  ----------   ----------  ----------
Revenue:
 Rental                         $    6,660  $    6,738          (78)     (1.16)% $    6,909  $    6,738          171        2.54%
 Interest and Other                    376         495         (119)    (24.04)%        516         495           21        4.24%
                                ----------  ----------                           ----------  ----------
   Total Revenue                     7,036       7,233                                7,425       7,233

Operating Expenses:
  Operating                          1,444       1,524          (80)     (5.25)%      1,909       1,524          385       25.26%
  Maintenance                          707         577          130       22.53%        715         577          138       23.92%
  Real estate taxes                    597         553           44        7.96%        644         553           91       16.46%
  General and Administrative           245         343          (98)    (28.57)%        476         343          133       38.78%
  Management fees                      329         451         (122)    (27.05)%        465         451           14        3.10%
                                ----------  ----------                           ----------  ----------
Net Operating Income                 3,714       3,785                                3,216       3,785

Non Operating Expenses:
 Depreciation                        1,719       1,482          237       15.99%      1,819       1,482          337       22.74%
 Interest                            1,799       2,189         (390)    (17.82)%      1,830       2,189         (359)    (16.40)%
 Loss on early extinguishment of
  debt                                  87         285         (198)    (69.47)%         87         285         (198)     (69.47%)
 Participation interest                  -          44          (44)      (100)%          -          44          (44)   (100.00)%
                                ----------  ----------                           ----------   ---------

   Total Non Operating Expenses      3,605       4,000                                3,736       4,000
                                 ---------  ----------                           ----------  ----------

Net income (loss)               $      109  $     (215)                          $     (520) $     (215)
                                ==========  ==========                           ==========  ==========

         Comparison on the three months ended September 30, 2003 to three months ended September 30, 2002 (same property).

     Rental income decreased $78 or 1.16% for the three months ended September 30, 2003 as compared to the same periods in 2002. At September 30, 2003, the occupancy decreased from 96.34% to 93.10% for the quarter, resulting in the overall decrease, which was offset by an increase in effective rental income of approximately 3.71% for the quarter. The decrease is also due to higher concessions for the quarter for some of the Company's properties. The increase in concessions is primarily due to the soft market in some of the locations of our properties. The Company's Century, Walden and Windward properties have experienced decreases in its occupancy and related rental income for the three month period.

     Interest income decreased $79 or 91.86% for the three months ended September 30, 2003 as compared to the same period in 2002 due to a decrease in average interest rates on short-term cash investments during the period. The Company's Seasons of Laurel property experienced a decrease in its cash equivalents' interest income which significantly decreased the Company's overall interest income for the period.

     Other income decreased $40 or 14.49% for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease is due to decreases in income earned from the properties' tenants for miscellaneous fees such as pet, parking, keys and locks, clubhouse fees and late fees.

     Operating expenses decreased $80 or 5.25% for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease is attributed to an increased savings in onsite personnel costs offset with increasing insurance costs for the properties.

     Maintenance expenses increased $130 or 22.53% for the three months ended September 30, 2003 as compared to the same period in 2002. This increase is due to an increase in painting, decorating and janitorial contracts during the period as compared to the prior period. The Company is proactively up keeping its properties to increase occupancy rates and lower its vacancies and concessions. This increase in painting and decorating has lowered vacancy rates at certain properties and increased related rental revenues.

     Real  estate  taxes  increased  $44 or 7.96%  for the  three  months  ended
September 30, 2003 as compared to the same period in 2002. The increase was primarily related to increases in tax rates on four of the Company's properties. On April 30, 2003, the state of Maryland increased its property tax assessment from 8.4 cents to 13.2 cents effective July 1, 2003. In addition, all of the Company's properties are subject to reassessment on a regular basis. Future increase in assessments could be significant and would result in increases to real estate tax expense even if tax rates remained stable. The Company cannot predict future assessment values, but aggressively arbitrates any increases in value that it considers to be unreasonable in light of comparable properties or other economic factors relating to particular properties.

     General and administrative expenses decreased $98 or 28.57% for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease is due to increased expenses in 2002 at our Seasons of Laurel property for one-time charges for centralized services, thus increasing general and administrative expenses for the quarter ended September 30, 2002. The increase in 2002 was offset by increases in general and administrative expenses in 2003.

     Management fees decreased $122 or 27.05% for the three months ended September 30, 2003 as compared to the same periods in 2002. The decrease is due to renegotiation of the Company's property management services from 5% to 4% effective on April 1, 2003. The savings was offset by an increase in property management fees for the Company's Windward Lakes property from 3% to 4%.

     Depreciation expense increased $237 or 15.99% for the three months ended September 30, 2003 as compared to the same period in 2002. This decrease is due to normal straight lining of fixed assets and an increase in capitalized assets during the year.

     Interest expense decreased $390 or 17.82% three months ended as compared to the same period in 2002. In 2002, the Company refinanced its mortgages in 2 properties which resulted in decreases in the related interest expense. Also in 2002, the Company refinanced its mortgages in 3 additional properties which resulted in increases in related interest expense, which offset the savings from the initial refinancings. In May 2003, the Company paid of its Windward Lakes mortgage and note debt and subsequently refinanced the property on August 21, 2003, which reduced interest expense for the period.

     Loss on extinguishment of debt is related to the write-off of deferred mortgage costs and related accumulated amortization for mortgage costs initially amortized over the life of the related mortgage note. The Company refinanced its Walden Pond property's variable mortgage to a fixed rate mortgage and paid off the first mortgage in full on August 21, 2003.

     Participation interest expense decreased $44 or 100% for the three months ended September 30, 2003 as compared to the same period in 2002. Participation interest payable was fully accrued as of December 31, 2002, therefore no expense was recognized during 2003.

Mortgage Debt to Fair Market Value of Real Estate Assets

     The Company's total mortgage debt summary and debt maturity schedule, as of September 30, 2003, is as follows:

                         Mortgage Debt Summary as of September 30, 2003

                                                            Weighted Average
                                          $ Thousands             Rate
                                          ------------   ----------------------


Collateralized - Fixed Rate               $    131,901                   5.49%

Debt Maturity Schedule as of September 30,
 2003

Year                                      $ Thousands             % of Total
----                                      ------------   ----------------------
2003                                      $        421                    .32%
2004                                             1,798                   1.36%
2005                                             1,903                   1.44%
2006                                             2,013                   1.53%
2007                                            47,914                  36.33%
Thereafter                                      77,852                  59.02%
                                          ------------   ----------------------
     Total                                $    131,901                 100.00%
                                          ============   ======================

     The Company's "Mortgage Debt-to-Fair Market Value of Real Estate Assets" as of September 30, 2003 is presented in the following table. The Company calculates the fair market value of real estate assets based on the most recently available third party appraisal. The following information is presented in lieu of information regarding the Company's "Debt-to-Total Market Capitalization Ratio", which is a commonly used measure in our industry, because the Company's market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in these financial statements.

     The information regarding "Mortgage Debt-to-Fair Market Value of Real Estate Assets" is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multi-family apartment communities, net of accumulated depreciation. At September 30, 2003, the aggregate net book value of our real estate assets was $99,896.

           Fair Market Value of Real Estate as of September 30, 2003
                                ($ in Thousands)
----------------------------------------------------------------------------
    Fair Market Value           Mortgage Debt              Loan-to-Value
-------------------------    ---------------------    ----------------------
       $  202,470                 $  131,901                  65.15%

     The fair market values are based on third party appraisals obtained between June 2002 and June 2003 for all of the properties within the portfolio. The individual appraisals range from $7,100 to $90,500.

Funds From Operations

     The Company has adopted the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). Management considers Funds from Operations ("FFO") to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties and real estate related depreciation and amortization. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company's real estate between periods or as compared to different companies.

     The Company's calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO before distributions to preferred stockholders, which we feel provides information that may be useful to the minority interest holders of our Operating Partnership. Although our adjusted FFO differs from NAREIT's definition of FFO, as well as that of other REITs and similar real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because of the Company's somewhat unique capital structure. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and adjusted FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our financial statements.

     The following table presents a reconciliation of Net Income to Funds from Operations for the three months ended September 30, 2003:

                                                           Three Months Ended
                                                           September 30, 2003
                                                         ----------------------
Net Income                                               $                2,114
Add:
  Minority interest in Operating Partnership                                488
  Depreciation of real property                                           1,782
                                                          ----------------------

Fund from Operations                                     $                4,384
                                                         ======================


Environmental Issues

     There are no recorded amounts resulting from environmental liabilities, because there are no known contingencies with respect to environmental liabilities. The Company obtains environmental audits, through various sources including lender evaluations and acquisition due diligence, for each of its properties at various intervals throughout a property's life. The Company has not been advised by any third party as to the existence of, nor has it identified on its own, any material liability for site restoration or other costs that may be incurred with respect to any of its properties.

Inflation and Economic Conditions

     Substantially all of the leases at the initial properties are for a term of one year or less, which enables the Company to seek increased rents for new leases or upon renewal of existing leases. These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without a penalty at the end of their lease terms and may do so if rents are increased significantly.

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2002 and continuing into 2003, many regions of the United States experienced varying degrees of economic recession and certain recessionary trends, such as increased cost of obtaining sufficient property and liability insurance coverage, reductions in short-term interest rates, and a temporary reduction in occupancy. In light of this, we will continue to review our business strategy, however, we believe that given our property type, garden style residential apartment communities, and the geographic regions in which our properties are located, these recessionary trends have not had a material effect on our financial performance and we do not anticipate any changes in our strategy.

Other Matters

     The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If the Company were to become regulated as an investment company, then, among other things, the Company's ability to use leverage would be substantially reduced and there would be restrictions on certain types of fees paid. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate" (i.e., "Qualifying Interest"). Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of September 30, 2003, the Company determined that it is in and has maintained compliance with this requirement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Approximately $131,901 of our borrowings bears interest at fixed rates, and therefore the fair value of these instruments are affected by changes in the market interest rates. At September 30, 2003 and December 31, 2002, 100% and 96%, respectively of the Company's mortgage obligations were under fixed interest rates. The weighted average rate of interest on mortgage debt was 5.49% and 5.8% at September 30, 2003 and December 31, 2002, respectively. The Company has taken advantage of the low interest rate market to fix rates on the vast majority of its mortgage debt. We believe that this limits the exposure to changes in interest rates, minimizing the effect on our financial condition, results of operations and cash flows. However, please see the discussion in Capital Expenditures, Distributions, Cash Flows and Indebtedness with respect to the potential short to medium term impact of these borrowings.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     As of the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d - 14 (c) of the Securities Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during its quarter ended September 30, 2003.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a)  Exhibits:

     31.1 Certification of Principal Executive Officer and Principal Financial Officer of Berkshire Income Realty, Inc. Pursuant to Securities Exchange Act Rules 13a -14 and 15d -14

     32.1 Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

          Form 8-K /A was filed on August 13, 2002, with respect to Item 7, financial statements for the acquisition of McNab KC 3 Limited Partnership on May 30, 2003.

          Form 8-K was filed on August  18,  2003,  with  respect to Item 12 and
     Item 7 Press Release, dated August 14, 2003, announcing the results of operations and financial condition of Berkshire Income Realty Predecessor Group for the three months ended and as of June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003

                                BERKSHIRE INCOME REALTY, INC.

                                BY:/s/ David C. Quade
                                   --------------------------------------------
                                   NAME: David C. Quade
                                   TITLE:  President and Chief Financial Officer

EXHIBIT INDEX

31.1 Certification of Principal Executive Officer and Principal Financial Officer of Berkshire Income Realty, Inc. Pursuant to Securities Exchange Act Rules 13a -14 and 15d-14.

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.