Form 10-K
period 2003-12-31
BERKSHIRE INCOME REALTY INC
filed 2004-03-30
CIK 1178862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______________ or _______________
Commission File number ____________001-31659_________________

Berkshire Income Realty, Inc.

Maryland	32-0024337

(State of other jurisdiction of incorporation or organization)	(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts	02108

(Address of principal executive offices)	(Zip code)

(Registrant's telephone number, including area code)	(617) 523-7722
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Act)

Yes	No	X

Aggregate market value of voting securities held by non-affiliates: Not applicable

There were 1,283,313 shares of Class B common stock outstanding as of March 29, 2004.

Documents incorporated by reference: Certain documents incorporated by reference are listed in the Exhibit Index herein.

SPECIAL NOTE REGARD FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), availability of capital, interest rates and interest rate spreads, changes in generally accepted accounting principles and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A. “Risk Factors” and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the “SEC”).

The risks here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risks factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

Executive Summary

The Company began 2003 with the successful completion of its offers to exchange its 9% Series A Cumulative Redeemable Preferred Stock for interests in six Mortgage Funds in April. The preferred stock began trading on the American Stock Exchange on April 29, 2003.

During 2003, we received distributions from the Mortgage Funds totaling approximately $57,340,000. These distributions included liquidating distributions from two of the Mortgage Funds. Of the four remaining Mortgage Funds, three have only one mortgage remaining in their portfolios and as such, if those mortgages are paid off, would result in the orderly liquidation of those Mortgage Funds, respectively.

In 2003 our properties saw limited market related declines in our Same Portfolio Properties occupancy statistics from 95.43% to 94.09%. Declining occupancies were spread fairly evenly over the entire portfolio. Overall occupancy for our Same Portfolio Properties declined from 95.58% to 93.15% driven primarily by renovation related vacancies at Seasons of Laurel in Maryland. The low interest rate environment continues to cause turnover in our units as tenants leave the rental market to pursue home ownership.

Our strategy for setting rental rates generally tries to balance occupancy with rental increases to achieve market level occupancy rates. In soft markets, the Company will offer short-term concessions to new and renewing tenants to maintain occupancy without producing significant fluctuations in market rental rates. We believe this strategy allows us to more quickly react to temporary changes in our markets without obligating ourselves to long-term commitments of lower than expected rental rates.

The renovation of Seasons of Laurel in Maryland began in early 2003. This $8,100,000 project was approximately 25% complete at December 31, 2003 and continues to meet our expectations with respect to our return on investment. Because of the high level of acceptance for the newly renovated units, in 2004 we are increasing the number of units being renovated each month. The 2004 kickoff of a renovation at our Hannibal Grove property is another indication of our strategy to maintain all of our assets with features and amenities that are sought in our markets to continue to be competitive.

In 2003 the Company began implementing its growth strategy by acquiring two core-plus multi-family apartment communities in Texas. The two properties added 740 units to our existing portfolio bringing our total to 3,555 units as of December 31, 2003.

In 2004 the Company intends to expand its acquisition sourcing strategy to include non-market/seller direct, bank and lender owned real estate and foreclosure auctions. We believe that the acquisition opportunities available through these additional sources will allow us to continue to implement our growth strategy in what continues to be a very competitive acquisition market.

Beginning in 2003 and extending into early 2004, the Company aggressively financed and refinanced its existing and new properties to take advantage of the historically low interest rates. Between August of 2003 and January of 2004 the Company borrowed more than $100,000,000 of first and second mortgage debt at an averaged fixed interest rate of 5.0% with terms as long as ten years. We intend to continue to take advantage of the low interest rate market as long as it lasts by locking in fixed rates and leveraging our assets as high as 75% of fair market value.

RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this report and other statements we or our representatives make from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this report. In connection with the forward-looking statements that appear in this report, you should also carefully review the cautionary statement referred to under “Special Note Regarding Forward-Looking Statements.”

Risk Factors Relating to the Company

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We intend to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940. We believe that there are exemptions under the Investment Company Act that are applicable to us. The assets that we may acquire are limited by the provisions of the Investment Company Act and the exemption on which we rely. In addition, we could, among other things, be required either to change the manner in which we conduct our operations to avoid being required to register as an investment company, or to register as an investment company. Either of these could have an adverse effect on us and the market price for our publicly traded securities. For example, one exception from the definition of an “investment company” we believe we could rely on would require us to manage our assets such that no more than 40% of our total assets (exclusive of government securities and cash) are invested in “investment securities”. Generally speaking, “investment securities” are all securities except securities issued by majority-owned operating company subsidiaries and government securities. To be able to continue to rely on this exception in the event the value of our investment securities were to increase relative to our total assets, we may need to sell certain investment securities that we otherwise would not want to sell. Futhermore, we may be required to hold other non-investment security assets, such as some of our real property assets that we may otherwise want to sell in order to avoid increasing the value of our investment securities relative to our total assets.

Certain Federal Income Tax Risks

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We intend to operate in a manner to allow us to qualify as a REIT for federal income tax purposes. Although we believe that we will be organized and will operate in this manner, we cannot be certain that we will be able to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), or to remain so qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, our qualification as a REIT depends upon the qualification of certain of our investments as REITs. In addition, we cannot be certain that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the qualification as a REIT or the federal income tax consequences of this qualification. We are not aware of any proposal currently being considered by Congress to amend the tax laws in a manner that would materially and adversely affect our ability to operate as a REIT.

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

Although we intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause our Board of directors (The “Board”) and the holders of our common stock to determine that it is in the best interests of the Company and our stockholders to revoke our REIT election.

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as a corporation or an association taxable as a corporation. If the Internal Revenue Service were to determine that our operating partnership were properly to be treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the operating partnership and distributions to partners would constitute dividends that would not be deductible in computing the operating partnership’s taxable income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above.

REIT distribution requirements could adversely affect our liquidity.

To obtain the favorable tax treatment for REITs qualifying under the Code, we generally are be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us with respect to any calendar year are less than the sum of: (1) 85% of our ordinary income for the calendar year; (2) 95% of our capital gain net income for the calendar year, unless we elect to retain and pay income tax on those gains; and (3) 100% of our undistributed amounts from prior years.

Failure to comply with these requirements would result in our income being subject to tax at regular corporate rates.

We intend to distribute our income to our stockholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to distribute enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a given year.

Legislative or regulatory action could adversely affect holders of our securities.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot be certain that any such changes will not adversely affect the taxation of a holder of our securities.

Risk Factors Relating to Our Business

Operating risks and lack of liquidity may adversely affect our investments in real property.

Varying degrees of risk affect real property investments. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If our assets do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income and ability to service our debt and other obligations could be adversely affected. Some significant expenditures associated with an investment in real estate, such as mortgage and other debt payments, real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in revenue from the investment. In addition, income from properties and real estate values are also affected by a variety of other factors, such as interest rate levels, governmental regulations and applicable laws and the availability of financing.

Equity real estate investments, such as ours, are relatively illiquid. This illiquidity limits our ability to vary our portfolio in response to changes in economic or other conditions. We cannot be certain that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Our properties are subject to operating risks common to apartment ownership in general. These risks include: our ability to rent units at the properties; competition from other apartment communities; excessive building of comparable properties that might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors, which increases may not necessarily be offset by increased rents; increased affordable housing requirements that might adversely affect rental rates; inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating apartment housing, including present and possible future laws relating to access by disabled persons or the right to convert a property to other uses, such as condominiums or cooperatives. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above were to occur, our ability to meet our debt service and other obligations could be adversely affected.

In order to achieve or enhance our desired financial results we may make investments that involve more risk than market rate core and core-plus acquisitions.

In many of the markets where we may seek to acquire multi-family apartment communities we may face significant competition from well capitalized real estate investors, including private investors, publicly traded REITs and institutional investors. This competition can result in sellers obtaining premiums on their real estate, which sometimes pushes the price beyond what we may consider to be a prudent purchase price. We have thus begun expanding our sourcing strategy to include non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions. Some of these acquisition strategies can involve more risk than market rate core and core-plus acquisitions, but may allow the Company to realize higher returns if the underlying assumptions are achieved. However, if the underlying assumptions are not achieved, the additional risks associated with these broader sourcing strategies could result in lower profits, or higher losses, than would be realized in market rate acquisitions.

We may renovate our properties, which could involve additional operating risks.

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

One or more of our properties that we acquire may be owned through tenancies-in-common or by joint venture partnerships between us and the seller of the property, an independent third party or another investment entity sponsored by our affiliates. Our investment through tenancies-in-common or in joint venture partnerships that own properties may, under certain circumstances, involve risks that would not otherwise be present. For example, our tenant-in-common or joint venture partner may experience financial difficulties and may at any time have economic or business interests or goals that are inconsistent with our economic or business interests or our policies or goals. In addition, actions by, or litigation involving, any tenant-in-common or joint venture partner might subject the property owned through a tenancy-in-common or by the joint venture to liabilities in excess of those contemplated by the terms of the tenant-in-common or joint venture agreement. Also, there is a risk of impasse between the parties since generally either party may disagree with a proposed transaction involving the property owned through a tenancy-in-common or joint venture and impede any proposed action, including the sale or other disposition of the property.

Our inability to dispose of a property we may acquire in the future without the consent of a tenant-in-common or joint venture partner would increase the risk that we could be unable to dispose of the property, or dispose of it promptly, in response to economic or other conditions. The inability to respond promptly to changes in performance of the property could adversely affect our financial condition and results of operations.

We may face significant competition and we may not compete successfully.

We may face significant competition in seeking investments. We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded REIT’s, institutional investors and other investors, including companies that may be affiliated with Berkshire Advisor. When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

We plan to borrow, which may adversely affect our return on our investments and may reduce income available for distribution.

Where possible, we may seek to borrow funds to increase the rate of return on our investments and to allow us to make more investments than we otherwise could. Borrowing by us presents an element of risk if the cash flow from our properties and other investments is insufficient to meet our debt service and other obligations. A property encumbered by debt increases the risk that the property will operate at a loss and may ultimately be forfeited upon foreclosure by the lender. Loans that do not fully amortize during the term, such as “bullet” or “balloon-payment” loans, present refinancing risks. Variable rate loans increase the risk that the property may become unprofitable in adverse economic conditions. Loans that require guaranties, including full principal and interest guaranties, master leases, debt service guaranties and indemnities for liabilities such as hazardous waste, may result in significant liabilities for us.

Under our current investment policies, we may not incur indebtedness if by doing so our ratio of debt to total assets, at fair market value, exceeds 75%. However, we may reevaluate our borrowing policies from time to time, and the Board may change our investment policies without the consent of our stockholders. At December 31, 2003, our ratio of debt to total assets, at fair market value, was 74.21%.

Our insurance on our real estate may not cover all losses.

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some types of losses, such as from terrorism, are uninsurable or not economically insurable. In addition, many insurance carriers are excluding asbestos-related claims and most mold-related claims from standard policies, pricing asbestos and mold endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we have not obtained insurance for acts of terrorism or asbestos-related claims or all mold-related risks. We continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism, asbestos or mold, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature could adversely affect us.

Environmental compliance costs and liabilities with respect to our real estate may adversely affect our results of operations.

Our operating costs may be affected by our obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to the assets, or loans secured by assets, with environmental problems that materially impair the value of assets. Under various federal, state or local environmental laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances may be substantial. In addition, the owner’s liability as to any property is generally not limited under these laws, ordinances and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of hazardous or toxic substances, or the failure to remediate properly, may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Under these laws, ordinances and regulations, an owner or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos, at a disposal facility may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the facility, whether or not the facility is owned or operated by the owner or entity. In connection with the ownership of the initial properties (Century, Dorsey’s Forge, Hannibal Grove, Seasons of Laurel and Walden Pond) or the disposal of hazardous or toxic substances, we may be liable for any of these costs.

Other federal, state and local laws may impose liability for the release of hazardous material, including asbestos-containing materials, into the environment, or require the removal of damaged asbestos containing materials in the event of remodeling or renovation, and third parties may seek recovery from owners of real property for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. We do not currently have insurance for asbestos-related claims.

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

We have been notified of the presence of asbestos in certain structural elements in our properties, which we are addressing in accordance with various operations and maintenance plans. The asbestos operations and maintenance plans require that all structural elements that contain asbestos not be disturbed. In the event the asbestos containing elements are disturbed either through accident, such as a fire, or as a result of planned renovations at the property, those elements would require removal by a licensed contractor, who would provide for containment and disposal in an authorized landfill. The property managers of our properties have been directed to work proactively with licensed ablation contractors whenever there is any question regarding possible exposure.

We are not aware of any environmental liability relating to our properties that we believe would have a material adverse effect on our business, assets or results of operations. Nevertheless, it is possible that there are material environmental liabilities of which we are unaware with respect to our properties. Moreover, we cannot be certain that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of our properties will not be affected by residents and occupants of our properties, by the uses or condition of properties in the vicinity of our properties, such as leaking underground storage tanks, or by third parties unrelated to us.

Our failure to comply with various regulations affecting our properties could adversely affect our financial condition.

Various laws, ordinances, and regulations affect multi-family residential properties, including regulations relating to recreational facilities, such as activity centers and other common areas. We believe that each of our properties has all material permits and approvals to operate its business.

Our multi-family residential properties must comply with Title II of the Americans with Disabilities Act (the ADA) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of such of our properties where such removal is “readily achievable.” The ADA does not, however, consider residential properties to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. We believe that our properties comply in all material respects with all current requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition.

The Fair Housing Act (the FHA) requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. We believe that our properties that are subject to the FHA are in compliance with such law. The cost of defending against any claims of liability under the FHA or the payment of any related fines or damages could adversely affect our financial condition.

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

We have entered into a contract with Berkshire Advisor (which we refer to as the advisory services agreement) under which Berkshire Advisor is obligated to manage our portfolio and identify investment opportunities consistent with our investment policies and objectives, as the Board may adopt from time to time. Although the Board has continuing exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, the Board initially has delegated to Berkshire Advisor, subject to the supervision and review of our Board, the power and duty to make decisions relating to the day-to-day management and operation of our business. We generally utilize officers of Berkshire Advisor to provide our services and employ only a few individuals as our officers, none of whom are compensated by us for their services to us as our officers. We believe that our success depends to a significant extent upon the experience of Berkshire Advisor’s officers, whose continued service is not guaranteed. We have no separate facilities and are completely reliant on Berkshire Advisor, which has significant discretion as to the implementation of our operating policies and strategies. We face the risk that Berkshire Advisor could terminate the advisory services agreement and we may not find a suitable replacement at the same cost with similar experience and ability. However, we believe that so long as KRF Company, L.L.C., which is an affiliate of Berkshire Advisor, continues to own a significant amount of our common stock, Berkshire Advisor will not terminate the advisory services agreement. Although KRF Company currently owns all of our common stock, we cannot be certain that KRF Company will continue to do so.

Our relationship with Berkshire Advisor may lead to general conflicts of interest that adversely affect the interests of holders of our Series A Preferred Stock.

Berkshire Advisor is an affiliate of KRF Company, which owns all of our common stock. All of our directors and executive officers, other than our three independent directors, are also officers or directors of Berkshire Advisor. As a result, our advisory services agreement with Berkshire Advisor was not negotiated at arm’s-length and its terms, including the fees payable to Berkshire Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Asset management fees and acquisition fees for new investments are payable to Berkshire Advisor under the advisory services agreement regardless of the performance of our portfolio and may create conflicts of interest. Conflicts of interest also may arise in connection with any decision to renegotiate, renew or terminate our advisory services agreement. In order to mitigate these conflicts, the renegotiation, renewal or termination of the advisory services agreement requires the approval of the audit committee of the Board (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange).

Our property manager, an affiliate of Berkshire Advisor, in most cases provides on-site management services for our properties. Our directors who are affiliates of our property manager might be subject to conflicts of interest in their dealings with our property manager. In order to mitigate these conflicts, the renegotiation, renewal or termination of the property management agreements requires the approval of the audit committee of the Board (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange).

Berkshire Advisor and its affiliates may engage in other businesses and business ventures, including business activities relating to real estate or other investments, whether similar or dissimilar to those made by us, or may act as advisor to any other person or entity (including other REITs). The ability of Berkshire Advisor and its officers and employees to engage in these other business activities may reduce the time Berkshire Advisor spends managing us. Berkshire Advisor and its affiliates may have conflicts of interest in the allocation of management and staff time, services and functions among us and its other investment entities presently in existence or subsequently formed. However, under our advisory services agreement with Berkshire Advisor, Berkshire Advisor is required to devote sufficient resources as may be required to discharge its obligations to us under the advisory services agreement.

Our advisory services agreement with Berkshire Advisor provides that neither Berkshire Advisor nor any of its affiliates is obligated to present to us all investment opportunities that come to their attention, even if any of those opportunities might be suitable for investment by us. It is within the sole discretion of Berkshire Advisor to allocate investment opportunities to us as it deems advisable. However, it is expected that, to the extent possible, the resolution of conflicting investment opportunities between us and others will be based upon differences in investment objectives and policies, the makeup of investment portfolios, the amount of cash and financing available for investment and the length of time the funds have been available, the estimated income tax effects of the investment, policies relating to leverage and cash flow, the effect of the investment on diversification of investment portfolios and any regulatory restrictions on investment policies.

We have adopted policies to ensure that Berkshire Advisor does not enter into investments on our behalf involving its affiliates that could be less favorable to us than investments involving unaffiliated third parties. For example, any transaction between us and Berkshire Advisor or any of its affiliates requires the prior approval of the audit committee of the Board (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange). Members of our audit committee are required under our bylaws to be unaffiliated with Berkshire Advisors and its affiliates. We cannot be certain that these policies will be successful in eliminating the influence of any conflicts.

Our Board of directors has approved investment guidelines for Berkshire Advisor, but might not approve each multi-family residential property investment decision made by Berkshire Advisor within those guidelines.

Berkshire Advisor is authorized to follow investment guidelines adopted from time to time by the Board in determining the types of assets it may decide to recommend to the Board as proper investments for us. The Board periodically reviews our investment guidelines and our investment portfolio. In conducting periodic reviews, the Board relies primarily on information provided by Berkshire Advisor. However, Berkshire Advisor may make investments in multi-family residential property on our behalf within the Board approved guidelines without the approval of the Board.

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

ITEM 1. BUSINESS

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, organized on July 19, 2002. The Company is in the business of acquiring, owning and operating multi-family apartment communities.

In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers (the “Offering”) to exchange its 9% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”) for interests (“Interests”) in the following six mortgage funds: Krupp Government Income Trust (“GIT”), Krupp Government Income Trust II (“GIT II”), Krupp Insured Mortgage Limited Partnership (“KIM”), Krupp Insured Plus Limited Partnership (“KIP”), Krupp Insured Plus II Limited Partnership (“KIP II”), and Krupp Insured Plus III Limited Partnership (“KIP III”) (collectively, the “Mortgage Funds”). For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to exchange its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of preferred shares reflected in the financial statements of the Company.

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

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multi-family apartment communities (the “Properties”), to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

The Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group (the “Predecessor”). The combination of the separate business into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at their historical cost. The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Preferred Shares issued.

Certain minority ownership interests in three of the contributed multi-family properties are owned by an unaffiliated third party. As the minority interests have not changed in connection with the completion of the Offering, the accounting for these interests is based on existing carrying amounts.

As a result of the common control of ownership between the Predecessor and the Company, the Company has not been deemed a new reporting entity pursuant to the provisions of Accounting Principles Board Opinion #20 Accounting Changes. Accordingly, the financial statements of the Company do not start “fresh” upon completion of the Offering in April 2003. Rather, the Company’s financial statements are a continuation of the Predecessor’s financial statements and have been re-titled to those of the Company effective in April 2003.

The Company’s financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership. The Company owns preferred and general partner interests in the Operating Partnership. The remaining common limited partnership interests in the Operating Partnership owned by KRF Company and affiliates are reflected as Minority Interest in Operating Partnership in the financial statements of the Company.

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), acquired the Gables Apartments, a 140-unit multi-family apartment community, located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired the interests in Gables and Gables of Texas, L.L.C., its general partner, from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas L.L.C. was equal to the purchase price KRF Company paid the original seller of the Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable).

Due to the affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented, which is similar to the accounting for a pooling of interests.

On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol “BIR.pr.a”.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub, L.L.C., a newly formed Delaware limited liability Company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multi-family apartment community located in Pompano, Florida that is referred to as Windward Lakes Apartments. The former general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. The acquisition was approved by the audit committee of the Company’s Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange. At the time of the contribution, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% indirect ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

On October 30, 2003, the Operating Partnership, through a newly formed and wholly owned subsidiary, St. Marin/Karrington Limited Partnership (“St. Marin/Karrington”), whose general partner, SM Karrington, L.L.C., also a newly formed affiliate, acquired The St. Marin/Karrington Apartments, a 600 unit multi-family apartment community located in Coppell, Texas from an third party for a purchase price of approximately $46,125,000.

The Company continues to expand its portfolio. On January 28, 2004, the Company purchased Pond Apple Creek, a 306-unit multifamily apartment community, located in Ft. Lauderdale, Florida, from a third party. The purchase price, $23,000,000 was funded through a $17,400,000 first mortgage and an equity investment from the Operating Partnership. The Company is operating the property under the name The Berkshires at Marina Mile.

The Company does not have any employees. Its day-to-day business is managed by an affiliate of KRF Company, L.L.C., Berkshire Property Advisors (“Berkshire Advisor”), which has been retained pursuant to the advisory services agreement described under Item 13. Our properties are managed by BRI OP Limited Partnership pursuant to property management agreements described under Item 13.

Our principal executive offices are located at One Beacon Street, Suite 1500, Boston, Massachusetts 02108 and our telephone number at that address is (617) 523-7722.

We are required to file annual, quarterly, and current reports, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. The Company voluntarily provides, free of charge, paper or electronic copies of all filings upon request. In the near future, all filings will be available free of charge on our website. Our Internet address is http://www.berkshireincomerealty.com.

ITEM 2. PROPERTIES

A summary of the multi-family apartment communities owned by the Company at December 31, 2003 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties and is incorporated by reference herein.

Description	Location	Year Acquired	Total Units	Controlling Interest	Average 2003 Occupancy
Century	Cockeysville,Maryland	1984	468	75.82%	93.42%
Dorsey's Forge	Columbia,Maryland	1983	251	91.38%	95.65%
Hannibal Grove	Columbia,Maryland	1983	316	91.38%	95.06%
Seasons of Laurel	Laurel,Maryland	1985	1,088	100.00%	93.84%
Walden Pond	Houston,Texas	1983	416	100.00%	92.84%
Windward Lakes	Pompano,Florida	1992	276	100.00%	92.57%
Gables of Texas	Houston,Texas	2003	140	100.00%	91.01%
St. Marin/Karrington	Coppell,Texas	2003	600	100.00%	90.17%

Total			3,555

All of the properties in the above table are encumbered by mortgages.

ITEM 3. LEGAL PROCEEDINGS

We currently are not party, and none of our properties is subject, to any material pending legal proceedings and do not know of any such proceedings contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for our outstanding common stock, all of which is held by KRF Company, L.L.C. The Company declared a cash dividend on the Company’s common stock for each of the quarters ended June 30, September 30, and December 31, 2003, in the amount of $250,000 per quarter, and subject to Board approval, will distribute a cash dividend for the quarter ended March 31, 2004. The Company plans to declare cash dividends on its outstanding common stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of Berkshire Income Realty, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” for a discussion of the entities that comprise Berkshire Income Realty, Inc. The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” and the financial statements of Berkshire Income Realty, Inc. (including the related notes). All amounts have been retroactively restated for the acquisition of Windward Lakes which has been treated similar to the accounting for a pooling of interests. See the “Index to Financial Statements and Financial Statement Schedule” on page 21 to this report.

	Berkshire Income Realty, Inc. December 31,
	Company 2003	Predecessor 2002	Predecessor 2001	Predecessor 2000	Predecessor 1999
Operating Data:
Revenue	$ 30,241,194	$ 28,359,756	$ 27,788,117	$ 26,026,163	$ 24,399,178
Equity in income of Mortgage Funds	$ 6,720,746	--	--	--	--
Depreciation	7,897,623	5,877,594	5,379,034	5,553,341	6,264,956

Income (loss) before minority interests and equity in income of Mortgage Funds	(2,202,893)	1,557,596	(5,028,901)	(1,797,284)	(1,043,753)
Net income (loss)	3,642,260	37,596	(4,800,901)	1,280,284)	(1,043,753)

Net loss available to common shareholders	(1,308,998)	--	--	--	--

Loss per share - basic and diluted	(1.38)	--	--	--	--

Weighted average common shares outstanding-basic and diluted	948,733	--	--	--	--

Cash dividends declared on common OP Units and Shares	750,000	--	--	--	--

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$ 247,832,637	$ 189,055,522	$ 185,759,899	$ 150,350	$ 125,718,261
Real estate, after accumulated depreciation	145,222,916	94,343,424	96,925,395	66,894,841	47,815,589
Cash and cash equivalents	42,145,947	4,852,257	4,395,110	8,192,710	1,797,753
Total assets	238,875,093	105,472,654	107,099,133	81,179,214	56,744,442
Total long term obligations	184,471,204	122,318,027	93,380,165	88,550,926	71,745,336
Minority interest	--	--	619,000	1,384,500	--
Owners' equity (deficit)	47,757,319	22,526,662)	8,454,523	(19,266,373)	(22,442,046)

Other Data:
Total properties (at end of year)	8	6	6	6	6

Total apartment units (at end of year)	3,555	2,815	2,815	2,815	2,815

Funds from operations available to Common Shares and OP units and Shares (1)	$ 10,874,817	--	--	--	--

Cash flow (used in) provided by operating activities	$ 7,809,045	$ 7,552,654	$ (3,916,442)	$ 6,947,180	$ 6,450,890
Cash flow used in investing activities	(24,189,632)	(3,497,694)	33,240,651)	(24,174,519)	(2,480,619)
Cash flow (used in) provided by financing activities	53,674,277	(3,597,813)	33,359,493	23,621,827	(3,414,101)

(1)	Pursuant to the revised definition of Funds From Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is defined as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including non-recurring items), for gains (or losses) from sales of properties and real estate related depreciation and amortization. The Company did not have common shares and OP units and shares outstanding for the years ended December 31, 1999, 2000, 2001 and 2002. The following is a reconciliation of GAAP to FFO:

	December 31,
	2003	2002	2001
Net Income	$ 3,642,260	$ 37,596	$(4,800,901)

Add:
Minority interest in Operating Partnership	732,075	--	--

Depreciation of real property	6,288,282	4,680,391	4,283,383

Amortization of acquired in-place leases	212,200	--	--

Funds from Operations	$10,874,817	$4,717,987	$ (517,518)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of the information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisition (including any related pro forma financial information) future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, we cannot be certain that our expectation will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions and sales, and continued access to capital to fund growth. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

Overview

The Company is engaged primarily in the ownership, acquisition and rehabilitation of multi-family apartment communities in the Baltimore/Washington D.C., Southeast and Southwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of March 29, 2004, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the year ended December 31, 2003 included the following:

•	On April 4, and April 18, 2003, we completed the offers in which we exchanged our 9% Series A Preferred Stock for interests in six mortgage funds. In total the Company issued 2,978,110 shares of its preferred stock at the liquidation preference of $25.00 per share.

•	On April 24, 2003, we acquired Gables Apartments in Houston, Texas from an affiliate for $6,925,000. Our affiliate had acquired the property from an unrelated third party on March 20, 2003. The acquisition was approved by our audit committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange).

•	On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol "BIR.pr.a"
•	On May 30, 2003, we acquired Windward Lakes Apartments in Pompano, Florida from an affiliate. The acquisition was approved by the Company's audit committee. The Operating Partnership issued 5,000 common limited partner units valued at $10.00 per unit.

•	On October 30, 2003, we acquired St. Marin and Karrington Apartments in Coppell, Texas from a third party for $46,125,000.

Acquisition Strategy

The Company continues to seek out market rate core and core-plus acquisitions as it grows its portfolio. However, we face significant competition in many of the markets where we intend to invest. As a result, the Company has begun to broaden the scope of its acquisition sourcing efforts to include non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions. We believe that this broadened approach will provide additional opportunities to acquire multi-family apartment communities that otherwise would not exist in the highly competitive markets in which we are seeking to buy.

Financing and Capital Strategy

The Company is examining opportunities available by entering into joint venture relationships with institutional real estate investors on select acquisitions. We believe this strategy will allow the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments. We also believe that a joint venture strategy will allow us to acquire more multi-family apartment communities than our current capital base would allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

Critical Accounting Policies

The discussion below describes what we believe are the critical accounting policies that affect the Company’s more significant judgments and the estimates used in the preparation of its financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Company’s financial statements and related notes. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the Company’s financial statements:

        Purchase Accounting for Acquisition of Real Estate

Acquired Real Estate Assets – The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes land, building, furniture, fixtures and equipment) determined by valuing the property as if it were vacant. The as-if-vacant value is allocated to land and buildings, furniture, fixtures and equipment based on management’s determination of the relative fair values of these assets.

Above-market and below market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

The total amount of other intangible assets acquired is further allocated to in-place leases and tenant relationships, which includes other tenant relationship intangible values based on management’s evaluation of the specific characteristics of the residential leases and the Company’s tenant retention history.

The Company allocates the acquisition cost of real estate to land, building, tenant improvements, acquired above and below market leases, origination costs and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized against market rent over the initial term of the respective leases. The intangible assets associated with the Gables acquisition were nominal. The tenant relationship value associated with the St. Marin/Karrington acquisition were nominal.

The value of in-place leases and tenant relationships are amortized over the initial term of the respective leases and any expected renewal period. The intangible assets associated with the Gables acquisition were nominal. St. Marin/Karrington recorded in-place leases of $1,273,204, which will be amortized over a one year period commencing the purchase date of October 29, 2003. At December 31, 2003, the Company expensed $212,200 to amortization. Net acquired in-place leases for St. Marin/Karrington for the year ended December 31, 2003 is valued at $1,061,004.

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

This transaction generated a basis difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). The excess of the book value over the carrying value for each Mortgage Fund has been allocated to such fund’s mortgage loan investments based upon their relative value. Such allocated amounts are being amortized into income over the contractual life of the respective mortgage loans on a basis which approximates the effective interest method. Amounts allocated into income are accelerated upon the early repayment of the respective mortgage loans.

The Company is accounting for its investments in the Mortgage Funds, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the balance sheet, and the Company’s share of net income or loss from the Mortgage Funds is included on the statement of operations.

       Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of the book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. This statement has not had a material effect on the Company’s financial condition, results of operations or cash flows.

       Capital Improvements

The Company’s policy is to capitalize costs related to the acquisition, rehabilitation and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear by the resident are expensed on the turn. Recurring capital improvements typically include those such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on the Company’s net income.

       Revenue Recognition

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

Corporate Governance

Since the creation of our newly formed Company, we have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted American Stock Exchange corporate governance listing standards:

•	We elected three new independent directors, Messrs. Robert Kaufman, Richard Peiser and Randolph Hawthorne;
•	Our Board of Directors determined that Robert Kaufman, the Chairman of our Audit Committee, qualifies as an "audit committee financial expert" as such term is defined under Item 401 of Regulation S-K. Mr. Kaufman is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act;

•	Our Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants may be pre-approved;

•	Our Audit Committee established "Audit Committee Complaint Procedures" for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	Our Board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this Code is available in print to a stockholder upon written request addressed to Investor Relations, One Beacon Street Suite 1500, Boston, MA 02108;
•	Our Board of Directors established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." In December 2003, the FASB published a revision to the interpretation (46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entities expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this provisions of this Interpretation apply immediately to VIEs created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. At this time we do not expect this statement to have a material impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003 the FASB indefinitely deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Such an interest exist within the Company. The Company believes that its equity reported on the Consolidated Balance Sheet as Minority Interest is properly classified. The fair value of Minority Interests held by Equity Resources is approximately $5,650,000 at December 31, 2003.

Liquidity and Capital Resources

       Cash and Cash Flows

As of December 31, 2003 and 2002, the Company had approximately $42,145,947 and $4,852,257 of cash and cash equivalents, respectively.

	Year ended December 31,
	2003	2002
Cash provided by operating activities	$ 7,809,045	$ 7,552,654
Cash used in investing activities	(24,189,632)	(3,497,694)
Cash provided by (used in) financing activities	53,674,277	(3,597,813)

The Company’s principal liquidity demands are expected to be distributions to the preferred and common stockholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties, and debt repayments.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and cash distributions from its investments, including the Company’s investments in the Mortgage Funds. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

The Company intends to meet its long-term liquidity requirements through distributions of principal from its investments in the mortgage funds and property debt financing. The Company may seek to expand its purchasing power through the use of joint venture relationships with other companies. Management has not concluded that the sale of any properties in the Company’s portfolio would be beneficial strategically or otherwise, although we cannot be certain that no such dispositions will actually occur.

The Company’s mortgage debt on its Century, Dorsey’s Forge, and Hannibal Grove are due in 2007, and Seasons of Laurel mortgage debt is due in 2009, which includes the additional $20,378,000 of mortgage debt obtained in fiscal year 2003 on Seasons of Laurel that is coterminous with the first mortgage. Total long term obligations due in 2007 is $48,262,389 which the Company plans to pay through the refinancing of the respective properties, although we cannot be certain that such financing will be available.

       Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2003:

Mortgage Amount
Property Name	Previous Balance	New Balance	Closing Date	Fixed Interest Rate	Term
Windward Lakes	$ -	$13,467,000	Aug.15, 2003	5.10%	9 Years
Walden Pond	4,353,438	12,675,000	Aug.21, 2003	4.86%	10 Years
Gables	--	5,325,000	Aug.21, 2003	4.86%	10 Years
Seasons of Laurel	--	20,378,000	Oct.29, 2003	5.07%	6 Years
St. Marin/Karrington	--	32,500,000	Nov.25, 2003	4.90%	9 Years

	$4,353,438	$84,345,000

       Capital Expenditures

The Company paid $2,662,775 and $2,446,573 in recurring capital expenditures during the year ended December 31, 2003 and 2002, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $1,560,905 and $0 in renovation related capital expenditures during the year ended December 31, 2003 and 2002, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditures preserve the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at Seasons of Laurel. This project was based on the results of a limited renovation and capital improvement project conducted at the property in an initial group of 31 test units to determine the feasibility and benefits of a broader renovation and improvement plan. The project was originally expected to take 36 months to complete and cost approximately $7,000,000, or $6,434 per apartment unit. As of December 31, 2003, the Company had completed renovations on approximately 24% of the 1,088 apartment units. The Company continues to evaluate the scope of the renovations approved for the Seasons of Laurel project in an effort to provide desired apartment amenities to tenants. As of December 31, 2003, the Company has approved several changes to the scope of the project, which is expected to increase the total cost to approximately $8,100,000, or $7,444 per apartment unit without adversely changing the economic benefit the Company expects to realize from the project. Included in the change in scope is the increase in units under renovation at one time, from 31 units to 45 units. The response to the renovated units has been better than originally anticipated and the Company believes it may be beneficial to complete the project in a shorter period of time than originally projected. Increasing the pace would increase the short-term liquidity needs of the Company. However, the Company believes the capital provided by the additional mortgage debt and other sources will be sufficient to meet these needs.

In January 2004, the Company authorized the renovation of 251 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project is expected to be approximately $1,500,000, or $5,952 per apartment unit, and is expected to be completed within 18 months. The total cost of the project includes an estimate of an early buyout of the property’s laundry facility contract, which has not been finalized but is estimated to be approximately $230,000.This contract has historically generated approximately $27,000 in revenues for the property each year. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.

The Company is currently evaluating renovation strategies at other properties in its portfolio, including the renovation of test units at various properties to test anticipated market acceptance and financial assumptions. As of December 31, 2003, the Company has not made any material commitments with respect to these additional projects. However, if after the appropriate level of evaluation is completed, the Company believes there are sufficient economic benefits to implementing additional renovation programs it is prepared to do so.

       Acquisitions

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), and its general partner, Gables of Texas, L.L.C., also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multi-family apartment community located in Houston, Texas from an unrelated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas, L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable).

Due to affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multi-family apartment community located in Pompano Beach, Florida that is referred to as Windward Lakes Apartments. The general and limited partners of McNab were affiliates of the Company, namely George and Douglas Krupp. Prior to the acquisition, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

On October 30, 2003, the Operating Partnership, through a newly formed affiliate, St. Marin/Karrington Limited Partnership (“St. Marin/Karrington”), whose general partner, SM Karrington, L.L.C., also a newly formed affiliate, acquired The St. Marin/Karrington Apartments, a 600-unit multi-family apartment community located in Coppell, Texas from a third party for a purchase price of approximately $46,125,000 plus closing costs.

The Company continues to expand its portfolio. On January 28, 2004, the Company purchased Pond Apple Creek, a 306-unit multifamily apartment community from a third party. The $23,000,000 purchase price was funded through a $17,400,000 first mortgage and an equity investment from the Operating Partnership. The Company currently operates the property under the name The Berkshires at Marina Mile.

Cash flows from investment in Mortgage Funds

On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 shares, respectively, of its Preferred Shares, with a $25.00 liquidation preference per share. The Preferred Shares were issued in exchange for Interests in six Mortgage Funds. For each Interest in the Mortgage Funds that was validly tendered and not withdrawn in the Offering, the Company issued its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.

For the year ended December 31, 2003, the Company has received cash distribution totaling approximately $57,339,731 on which the Company has recognized approximately $6,720,746 in equity in the income of mortgage funds. GIT, KIP and KIP III each have one remaining participating insured mortgage (“PIM”) investment in each respective portfolio at December 31, 2003. In the event that GIT, KIP and KIP III’s only remaining PIM investment is paid off, it would commence a liquidation of the remaining assets and pay a liquidation distribution.

Contractual Obligations and Other Commitments

On July 23, 2001, Seasons of Laurel obtained a $37,000,000 non-recourse mortgage note, which is collateralized by the property. The Company used the proceeds from the note to purchase the property from Maryland Associates Limited Partnership. The property also recognized a $713,000 loss resulting from the write-off of deferred financing costs related to the extinguished debt. In connection with the financing, the Seasons also entered into an interest rate cap agreement in the notional amount of $37,000,000 with a termination date of July 20, 2003. The related note was refinanced in 2002 and the interest rate cap agreement was terminated. The agreement provided for a rate cap of 6.65%. The Company held the derivative for the purposes of hedging against exposure to changes in the future cash flows attributable to increases in the interest rate; however, the instrument did not qualify as an effective hedge for accounting purposes. As a result of the nominal cost and fair value of the interest rate cap, the premium paid for its interest rate cap agreement was being amortized over the term of the interest rate cap agreement.

On April 1, 2002, the mortgage notes payable on Century, Dorsey’s Forge and Hannibal Grove were refinanced with non-recourse mortgage notes payable of $22,800,000, $10,635,000 and $16,145,000, respectively, which are collateralized by the related properties. The interest rates on the notes are fixed at 5.96%. The notes mature on April 1, 2007, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice. The Company used the proceeds from the refinancing on Century, Dorsey’s Forge and Hannibal Grove to repay the existing mortgage notes and accrued interest, closing costs, and to fund escrows required by the lender. The remaining cash of $11,357,000 was distributed to the owners. The Company also recognized a $610,000 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for each of the notes payable, which is reflected in the statement of operations for the year ended December 31, 2002.

On July 31, 2002, the mortgage note payable on Seasons of Laurel was refinanced with a $52,500,000 non-recourse mortgage note payable, which was collateralized by the property. The fixed interest rate on the note was fixed at 5.74%. The mortgage note matures on August 1, 2009, at which time the remaining principal and accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days notice. The Company used the proceeds from the refinancing to repay the existing mortgage note and accrued interest on the property, to pay closing costs, to fund escrows required by the lender and to pay a prepayment penalty. The remaining cash of $14,579,000 was distributed to the owners. The Company also recognized a $558,000 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs, which is reflected in the statement of operations for the year ended December 31, 2002.

The McNab partnership interests contributed to the Operating Partnership by George and Douglas Krupp, were subject to certain obligations of McNab and its partners including the assumption of $13,398,430 of first mortgage debt, including accrued interest, $4,161,551 of principal, accrued interest, participation interest and interest rebates collateralized by the partnership interests (the “Additional Loan”) and the assumption of approximately $1,266,245 of liabilities payable to other affiliates of the Company. Upon completion of the acquisition, the Operating Partnership immediately paid off the first mortgage and Additional Loan debt totaling $18,244,282 using available cash. The Company recognized a loss of approximately $252,000 resulting from the write-off of unamortized deferred financing costs. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “Loss on extinguishment of debt” in the consolidated statement of operations for the year ended December 31, 2003. Furthermore, costs previously classified as extraordinary in prior periods have been reclassified to conform with the adoption of this pronouncement.

In accordance with SOP 97-1, Accounting by Participating Mortgage Loan Borrowers, the Company estimated the fair value of the participation feature in the first mortgage debt of McNab noted above to be approximately $720,000 at December 31, 2002. The fair value of the participating interest was deferred and amortized into the statement of operations over the first mortgage debt’s estimated life using the effective interest rate method.

The lender on both the Additional Loan and the first mortgage for McNab is GIT. As of the completion of the Offering, the Operating Partnership owns approximately 31% of GIT. The Operating Partnership received $5,650,000 as a special distribution from GIT after the payoff of this indebtedness on July 24, 2003.

On August 21, 2003, the Company refinanced its mortgage on Walden Pond. The original variable mortgage of $4,353,438 was paid in full and the related deferred financing costs incurred in the original financing was recorded in “Loss on extinguishment of debt” in the consolidated financial statement of operations for the year ended December 31, 2003. The new financing of $12,675,000 with a fixed interest rate of 4.86% for a term of 10 years and related deferred financing costs are included on the accompanying balance sheet at December 31, 2003.

On November 25, 2003, the Company obtained a mortgage note payable on St. Marin/Karrington for $32,500,000, which is collateralized by the related property. The interest rate on the note is fixed at 4.90% for a 9 year term. The note is an interest only note which may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

Subsequent to December 31, 2003, in conjunction with the purchase of Pond Apple Creek Apartments in Ft. Lauderdale, Florida on January 28, 2004, the Company closed on $17,400,000 of additional first mortgage debt at a fixed interest rate of 5.15% for 10 years.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage amounts up to 75% of the fair market value on a portfolio basis.

The Company has used a portion of the proceeds from the above mortgages to purchase additional properties, such as Pond Apple Creek in January 2004, and plans to purchase additional properties with funds that are currently held in our cash reserves or available for sale securities.

The primary obligations of the Company relate to its borrowings under the mortgage note payable. The $184,471,204 in mortgage notes payable have varying maturities ranging from 5 to 10 years. The following table summarizes our contractual obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter

Long Term Debt	$2,096,010	$2,217,477	$2,344,624	$48,262,389	$1,813,980	$127,736,724
Capital Lease Obligations	--	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--	--
Purchase Obligations**	--	--	--	--	--	--
Other long-term liabilities
reflected on Balance Sheet under GAAP	--	--	--	--	--	--

**The Company has obligations under numerous contracts with various service providers at its properties. None of these contracts are for periods greater than one year or are material either individually or in aggregate to the Company’s financial statements.

       Competition

The Company competes with other multi-family apartment community owners and operators and other real estate companies in seeking properties for acquisition and in attracting potential residents. The Company’s properties are in developed areas where there are other properties of the same type, which directly compete for residents. The Company believes that its focus on resident service and satisfaction gives it an edge when competing against other communities for tenants.

       Market Environment

We believe the markets in which the Company operates are relatively stable, with moderate levels of job growth over the last few years. During 2002 and continuing through 2003, many regions of the United States have experienced an economic recession of varying degrees. This economic recession has led to negative job growth for both the country as a whole and in certain markets in which the Company owns properties.

Most of the Company’s properties are located in markets where zoning restrictions, scarcity of land, and high construction costs create significant barriers to new development.

In the future, changes in zoning restrictions and deflation in the markets in which the Company currently owns properties or in markets in which the Company may enter, which could reduce or eliminate some of the barriers to new development, could have an adverse affect on the Company’s financial condition, results of operations or cash flows.

       Declaration of Dividends and Distributions

On March 25, 2003, the Company’s Board declared a dividend at an annual rate of 9% the state liquidation preference of $25 per share of the outstanding Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) of the Company which is payable quarterly in arrears, on February 15, May 15, August 15 and November 15 of each year to shareholders of record in the amount of $.5625 per share per quarter. The dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the year ended December 31, 2003, the Company declared aggregate dividends of $4,951,258 of which $837,593 is payable and included on the balance sheet in Dividends and Distributions Payable.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners. On the same day the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock. Both the distributions and the dividend were payable on August 15, 2003, November 15, 2003 and February 15, 2004. For the year ended December 31, 2003, the Company declared $750,000 of which $250,000 is payable and included on the balance sheet in Dividends and Distributions payable.

Results of Operations and Financial Condition

On April 24, 2003, upon the acquisition of Gables and Gables of Texas, L.L.C. the Company’s portfolio increased from 6 to 7 properties, and on October 30, 2003, upon the acquisition of St. Marin/Karrington the portfolio increased to 8 properties (the “Total Portfolio”). As a result of changes in the Total Portfolio, the financial statements show significant changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2003 and 2002 show changes attributable to the properties that were owned by the Company throughout each period compared (the “Same Property Portfolio’).

The entities comprising the Berkshire Income Realty Predecessor Group are deemed to be our predecessors for accounting purposes. Because we did not have any operations until the second quarter of 2003, the following discussion relates to our operations for the year ended December 31, 2003 and the operations of the Berkshire Income Realty Predecessor Group for the year ended December 31, 2002.

Comparison of year ended December 31, 2003 to the year ended December 31, 2002.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2002 and owned through December 31, 2003. The Total Property Portfolio includes the effect of the additional rental property acquired after January 1, 2002.

	Same Property Portfolio				Total Property Portfolio
	2003	2002	Increase/ Decrease	% Change	2003	2002	Increase/ Decrease	% Change
Revenue:
Rental	$ 26,670,019	$ 26,347,828	322,191	1.22%	$28,252,751	$26,347,828	1,904,923	7.23%
Interest, utility reimb and other	1,622,745	1,795,988	(173,243)	(9.65)%	1,776,243	2,011,928	(235,685)	(11.68)%

Total Revenue	28,292,764	28,143,816			30,241,194	28,359,756

Operating Expenses:
Operating	6,655,481	6,320,218	335,263	5.30%	7,240,455	6,320,218	920,237	14.61%
Maintenance	2,330,034	2,086,346	243,688	11.68%	2,387,846	2,086,346	301,500	14.48%
Real estate taxes	2,303,708	2,211,032	92,676	4.19%	2,631,511	2,213,966	417,545	18.88%
General and administrative	443,170	458,256	(15,086)	(3.29)%	1,514,389	726,357	788,032	108.54%
Management fees	1,453,979	1,788,936	(334,957)	(18.72)%	2,113,869	1,788,936	324,933	18.17%

Net Operating Income	15,106,392	15,279,028			14,140,924	15,223,933

Non-operating expenses:
Organizational costs	--	--	--	--	213,000	--	213,000	100%
Depreciation	7,229,475	5,877,594	1,351,881	23.00%	7,897,623	5,877,594	2,020,029	34.37%
Interest	7,616,608	6,445,891	1,170,717	18.16%	7,879,908	6,445,891	1,434,017	22.25%
Loss on extinguishment of debt	353,286	1,167,852	(814,566)	(69.75)%	353,286	1,167,852	(814,566)	(69.75)%
Participation interest	--	175,000	(175,000)	(100.00)%	--	175,000	(175,000)	(100.00)%

Total Non-operating expenses	15,199,369	13,666,337			16,343,81	13,666,337

Income (loss)	$ (92,977)	$1,612,691			$(2,202,893)	$1,557,596

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002.

Rental income increased due to strong rental occupancy rates at our Maryland properties, with Hannibal and Dorsey’s Forge increasing in total rental revenues, offset by decreases in rental occupancy rates at properties at other locations, such as Windward Lakes, Walden Pond and Century. Seasons of Laurel’s increase is due to increased rents on the rehabbed units, offset by a decrease in occupancy rate from 94.69% at the beginning of fiscal year 2003 to an occupancy rate of 85.68% at December 31, 2003. This decrease is attributed to taking units offline during the rehab project. Hannibal Grove experienced higher rental income due to an increase in rental occupancy rates. The Company has experienced higher vacancies at Windward Lakes and Walden, thus offsetting the positive increase in rental income. The balance of the increase in total rental income is due to acquisitions of additional multi-family apartment communities during the year.

Interest income decreased as a result of lower average cash balances and decreased interest rates on short-term cash investments. This reduction in cash is due to distributions in late 2002 and to the ongoing rehab project.

Utility reimbursement decreased in 2003 due to the collection of amounts deemed uncollectible as of December 31, 2001, which resulted in the 2002 amounts being higher than normal.

Other income increased due to increases in the various fees collected from tenants and recorded within other income, such as pet, relet and late fees.

Operating expenses increased significantly at the Seasons of Laurel property due to higher utility consumption, increases in overtime and salaries due to the hiring of a rehab supervisor to oversee the rehabilitation project currently underway. Windward Lakes also experienced an increase in operating expenses due to increased costs for rubbish removal, labor costs due to high turnover and other miscellaneous operating costs such as increases in electricity expense as a result of vacant apartments. Total property operating expenses increased due to the additional multifamily apartment communities during the year.

Maintenance expenses increased due to normal maintenance needs of the properties, including but not limited to painting, decorating and janitorial contracts. The Seasons of Laurel property experienced the highest increase in maintenance. The Company is proactively maintaining its properties to increase, and in some cases, maintain its occupancy rates and lower its vacancies and concessions. Total property maintenance expense increased due to the additional cost of maintaining our newly acquired properties, Gables of Texas and St. Marin/Karrington.

Real estate taxes increased due to an increase in tax rates at our properties located in Maryland effective July 1, 2003 from $0.084 to $0.132 per thousand dollars of assessed value, which affected four of the Company’s same store properties. In addition, all of the Company’s properties are subject to reassessment on a regular basis. Future increases in assessments could be significant and would result in increases to real estate tax expense even if tax rates remain stable. The Company cannot predict future assessment values, but aggressively arbitrates any increases in value that it considers to be unreasonable in light of comparable properties or other economic factors relating to particular properties. The balance of the difference in total property real estate tax expense is due to real estate taxes at our newly acquired properties, Gables of Texas and St. Marin of $125,800 and $201,437, respectively.

General and administrative expenses decreased due to termination of certain centralized services reimbursable to affiliates charged in 2002 for the Seasons of Laurel property. The savings at Seasons of Laurel was offset by increased general and administrative costs at Windward Lakes due to an implementation of a new security system service. Additional increases in general and administrative expenses were due to increases in insurance premiums due to the tragic events of September 11, 2001. Total property general and administrative expenses increased due to legal and audit expenses relating to the formation of the REIT during the year, Board of director fees, legal and audit fees relating to becoming a public company during the year, and additional expenses for our newly acquired properties during the year.

Management fees decreased due to modification of the existing management fee agreements with an affiliate, effective April 1, 2003. As a result of the modifications, property management fees decreased from 5% of gross income to 4% of gross income. Our Windward Lakes property management fee increased from 3% of gross income to 4% of gross income, also effective April 1, 2003. Annual asset management fees on our properties did not change significantly. Asset management fees are ..40% of the fair market value of our properties.

Organizational costs increased in total property from prior year due to the formation of the newly formed REIT. These costs were directly attributable to those legal and audit costs associated with the S-11.

Depreciation expense increased due to an increase in the same store fixed assets from fiscal year 2002 to 2003. The total increase in fixed assets in fiscal year 2003 as compared to 2002 was $5,834,951 thus increasing the basis to which depreciation is taken. Fixed asset additions were driven primarily by rehab work done at the Seasons of Laurel property. Total property depreciation increased due to the depreciation of the newly acquired assets obtained through the purchase of Gables of Texas and St. Marin/Karrington.

Interest expense increased due to additional mortgage debt obtained on the Seasons of Laurel and Walden Pond properties, thus increasing interest expense. The Company obtained an additional $20,378,000 of mortgage debt on Seasons of Laurel in October 2003, and refinanced its variable rate mortgage on Walden Pond from $4,353,438 to a fixed interest mortgage of $12,628,000 in August 2003. In addition to the increase in mortgage debt, the Company’s refinancing of Walden Pond resulted in an increase in the interest rate from reference bill plus 1.74% to a fixed rate of 4.86%. The balance of the change in total property interest expense is due to obtaining a mortgage on Gables of Texas in August 2003.

Loss on extinguishment of debt decreased due to a decrease in refinancings in 2003 as compared with 2002. In 2002, the Company refinanced mortgages for Century, Hannibal and Dorsey’s Forge, resulting in extinguishments totaling $610,000, plus the refinancing of Seasons of Laurel, which resulted in a loss of $558,000. In fiscal year 2003, the Company refinanced its Walden and Windward Lakes mortgages, resulting in losses of $81,572 and $271,714, respectively. As a result, the charge to the Company’s income statement during the current fiscal year was less than that of the prior year.

Participation interest expense decreased due to the elimination of this expense on the Windward Lakes property in 2002, which was fully accrued through December 31, 2002.

Comparison of year ended December 31, 2002 to the year ended December 31, 2001

The table below reflects selected operating information for the Total Property Portfolio. The Company did not purchase additional properties during fiscal years 2002 and 2001, thus the comparisons reflect the total properties owned by the Company.

	Total Property Portfolio
	2002	2001	Increase/ Decrease	% Change
Revenue:
Rental	$ 26,347,828	$ 25,746,165	601,663	2.34%
Interest, utility reimb and other	2,011,928	2,041,952	(30,024)	(1.47)%

Total Revenue	28,359,756	27,788,117

Operating Expenses:
Operating	6,320,218	6,036,706	283,512	4.70%
Maintenance	2,086,346	2,241,882	(155,536)	(6.94)%
Real estate taxes	2,213,966	2,067,484	146,482	7.09%
General and administrative	726,357	706,064	20,293	2.87)%
Management fees	1,788,936	1,380,953	407,983	29.54%

Net Operating Income	15,223,933	15,355,028

Non-operating expenses:
Depreciation	5,877,594	5,379,034	498,560	9.27%
Interest	6,445,891	7,156,346	(710,455)	(9.93)%
Loss on extinguishment of debt	1,167,852	713,000	454,852	63.79%
Participation interest	175,000	7,135,549	(6,960,549)	(97.55)%

Total Non-operating expenses	13,666,337	20,383,929
Minority interest in properties	(1,520,000)	228,000

Income (loss)	$ 37,596	$(4,800,901)

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Rental income increased as a result of an increase of 6.36% in the weighted average rental rates, offset by a decrease in overall physical occupancy from 97.35% to 95.99%.

Interest income decreased as a result of lower average cash on hand during the year as well as decreases in interest rates on short-term cash investments.

Utility reimbursements increased primarily as a result of the Predecessor’s implementation of a reimbursable utilities billing system for water and sewer charges. The reimbursable utilities billing system program was introduced in mid 2001 and stabilized around November 2001.

Other income decreased due to decreased income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees, which varied from property to property.

Operating expenses increased due to significant increases in insurance costs as insurance premiums rose after the tragic events of September 11, 2001. Additionally, utility costs increased as a result of increases in billing rates for electrical service at the properties. Operating expenses consists primarily of payroll, employee benefits, advertising and leasing expenses, utilities and property insurance.

Maintenance expenses decreased due to non-recurring repairs and maintenance in 2001, which as a result significantly increased the expense in 2001. The increase in non-recurring repairs and maintenance related to drywall and plumbing repairs. The expenditures were not considered to be capital expenditures.

Real estate taxes increased due to increases in tax assessments. All of the Company’s properties are subject to reassessment on a regular basis. Future increase in assessments could be significant and would result in increases to real estate tax expense even if tax rates remain stable. The Company cannot predict future assessment values, but aggressively arbitrates any increases in value that it considers to be unreasonable in light of comparable properties or other economic factors relating to particular properties.

General and administrative expenses increased due to increases in insurance due to the tragic events of September 11, 2001, which caused premiums on all of the Company’s insurance policies to increase.

Management fees increased due to the implementation of advisory fees on Walden Pond and Seasons Apartments subsequent to their restructuring in the third and fourth quarters of 2001.

Depreciation expense increased due to Seasons of Laurel’s step-up in basis due to the purchase of the property from an affiliate in July 2001. In 2002 the Company recognized a full year of depreciation on this step-up in basis versus only a half year in 2001.

Interest expense decreased primarily as a result of the refinancing of the Seasons of Laurel note to a lower variable rate in 2001 and then to a fixed rate in July 2002, which was lower than the fixed rate in place for the first half of 2001.

Loss on extinguishment of debt increased due to increased refinancings in fiscal year 2002. In 2002, the Company refinanced mortgages for Century, Hannibal and Dorsey’s Forge, resulting in extinguishments totaling $610,000, plus the refinancing of Seasons of Laurel, which resulted in a loss of $558,000.

Participation interest expense decreased during the year as this expense related to the refinancing of the Seasons of Laurel note in 2001, when a former note which included participating interest was paid off.

Mortgage Debt to Fair Market Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of December 31, 2003, is as follows:

Mortgage Debt Summary as of December 31, 2003
	Dollars	Weighted Average Rate
Collateralized - Fixed Rate	$184,471,204	5.49%

Debt Maturity Schedule as of December 31, 2003
Year	Dollars	% of total
2004	$ 2,096,010	1.15%
2005	2,217,477	1.20%
2006	2,344,624	1.27%
2007	48,262,389	26.16%
2008	1,813,980.98%
Thereafter	127,736,724	69.24%

Total	$184,471,204	100.00%

The Company’s “Mortgage Debt-to-Fair Market Value of Real Estate Assets” as of December 31, 2003 is presented in the following table. The Company calculates the fair market value of real estate assets based on the most recently available third party appraisal. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in these financial statements.

The information regarding “Mortgage Debt-to-Fair Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multi-family apartment communities, net of accumulated depreciation. At December 31, 2003, the aggregate net book value of our real estate assets was $145,222,916.

Fair Market Value of Real Estate as of December 31, 2003
Fair Market Value	Mortgage Debt	Loan-to-Value
$248,595,000	$184,471,204	74.21%

The fair market values are based on third party appraisals obtained between June 2002 and October 2003 for all of the properties within the portfolio. The individual appraisals range from $7,100,000 to $90,500,000.

Funds From Operations

The Company has adopted the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers Funds from Operations (“FFO”) to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties and real estate related depreciation and amortization. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

The Company’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO before distributions to preferred stockholders, which we feel provides information that may be useful to the minority interest holders of our Operating Partnership. Although our adjusted FFO differs from NAREIT’s definition of FFO, as well as that of other REITs and similar real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because of the Company’s somewhat unique capital structure. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and the adjusted FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our financial statements.

The following table presents a reconciliation of Net Income to Funds from Operations for the years ended December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Net Income	$ 3,642,260	$ 37,596	$(4,800,901)

Add:
Minority interest in Operating Partnership	732,075	--	--

Depreciation of real property	6,288,282	4,680,391	4,283,383

Amortization of acquired in-place leases	212,200	--	--

Funds from Operations	$10,874,817	$4,717,987	$ (517,518)

Environmental Issues

There are no recorded amounts resulting from environmental liabilities, because there are no known contingencies with respect to environmental liabilities. The Company obtains environmental audits, through various sources including lender evaluations and acquisition due diligence, for each of its properties at various intervals throughout a property’s life. The Company has not been advised by any third party as to the existence of nor has it identified on its own, any material liability for site restoration or other costs that may be incurred with respect to any of its properties.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2002 and continuing into 2003, many regions of the United States experienced varying degrees of economic recession and certain recessionary trends, such as increased cost of obtaining sufficient property and liability insurance coverage, reductions in short-term interest rates, and a temporary reduction in occupancy. In light of this, we intend to continue to review our business strategy. However, we believe that given our property type, garden styled residential apartment communities, and the geographic regions in which our properties are located, these recessionary trends have not had a material effect on our financial performance and we do not anticipate any changes in our strategy.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company were to become regulated as an investment company, then, among other things, the Company’s ability to use leverage would be substantially reduced and there would be restrictions on certain types of fees paid. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate” (i.e., “Qualifying Interest”). Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2003, the Company determined that it is in and has maintained compliance with this requirement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                                                                                                                 Mortgage Debt, Including Current Portion

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate	2,096,010	2,217,477	2,344,624	48,262,389	1,813,980	127,736,724	184,471,204	248,595,000
Average Interest Rate	5.50%	5.50%	5.50%	5.93%	5.33%	5.23%	5.49%

The table above reflects the mortgage notes payable as of December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements and Financial Statements Schedule” on page 21 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and directors as of December 31, 2003 are as follows:

Name and age	Position or Offices Held
George D. Krupp (59)	Chairman of the Board of Directors
David C. Quade (60)	President, Chief Financial Officer and Director
Randolph G. Hawthorne (54)	Director
Robert M. Kaufman (54)	Director
Richard B. Peiser (55)	Director
Frank Apeseche (46)	Vice President, Treasurer
Christopher M. Nichols (39)	Vice President, Controller
Scott D. Spelfogel (43)	Vice President, Secretary

George D. Krupp, Director and Chairman of the Board of Berkshire Income Realty, Inc. since July 19, 2002. Mr. Krupp is also the co-founder and Vice-Chairman of our affiliate, the Berkshire Group, an integrated real estate and financial services firm engaged in real estate acquisitions, property management, investment sponsorship, mortgage banking, financial management and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Vice-Chairman and previously, Co-Chairman, since the Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp was an instructor of history at the New Jewish High School in Waltham, Massachusetts from September of 1997 to May 2002. Mr. Krupp attended the University of Pennsylvania and Harvard University Extension Schools and holds a Master’s degree in History from Brown University. Mr. Krupp also serves on the Board of Directors of Boston Symphony and Combined Jewish Philanthropies.

David C. Quade, Director, President and Chief Financial Officer of Berkshire Income Realty, Inc. since July 19, 2002. Since December of 1998, Mr. Quade has been Executive Vice President and Chief Financial Officer of The Berkshire Group, an affiliate of Berkshire Income Realty. During that period, he led the efforts to acquire, finance and asset manage the initial properties contributed by KRF Company in connection with the offer. Previously, Mr. Quade was a Principal and Executive Vice President and Chief Financial Officer of Leggat McCall Properties from 1981-1998, where he was responsible for strategic planning, corporate and property financing and asset management. Before that, Mr. Quade worked in senior financial capacities for two New York Stock Exchange listed real estate investment trusts, North American Mortgage Investors and Equitable Life Mortgage and Realty Investors. He also worked at Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm. He has a Professional Accounting Program degree from Northwestern University Graduate School of Business. Mr. Quade also holds a Bachelor of Science degree and a Master of Business Administration degree from Central Michigan University. Mr. Quade also serves as Chairman of the Board of Directors of the Marblehead/Swampscott YMCA and Director of the North Shore YMCA.

Randolph G. Hawthorne, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Hawthorne is currently the Principal of a private investment and consulting firm known as RGH Ventures and has served as such since January of 2001. Mr. Hawthorne is also the Development Vice Chair of the Multi-Family Council Gold Flight and the National Multi Housing Council, which he led as the Chairman from 1996-1997. He also presently serves on the Board of Directors of the National Housing Conference and The Boston Home and currently serves as an independent member of the Advisory Board of Berkshire Mortgage Finance, an affiliate of the Berkshire Income Realty, Inc. Mr. Hawthorne has previously served as President of the National Housing and Rehabilitation Association and served on the Editorial Board of the Tax Credit Advisor and Multi-Housing News. From 1973-2001, Mr. Hawthorne was a Principal and Owner of Boston Financial, a full service real estate firm, which was acquired in 1999 by Lend Lease, a major global real estate firm, which continues to be the largest U.S. manager of tax-exempt real estate assets. During his 28 years with Boston Financial and then Lend Lease, Mr. Hawthorne served in a variety of senior leadership roles including on the Boston Financial Board of Directors. Mr. Hawthorne holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree from the Massachusetts Institute of Technology. Mr. Hawthorne is a Trustee of The Berkshire Theatre Festival and a Director of the Fleet Boston Celebrity Series and was previously a Trustee of the Austen Riggs Foundation.

Robert M. Kaufman, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Kaufman is currently the President and Chief Operating Officer of Oakley Investment, Inc. (formerly Phoenix Ltd.), a private investment firm, and has held this position since November of 2003. Mr. Kaufman was a founder and the Chief Executive Officer of Medeview, Inc., a healthcare technology company, from 2000-2002. From 1996-1999, Mr. Kaufman served as Chief Executive Officer of a senior housing company known as Carematrix Corp. and in 1999 served as a consultant to Carematrix Corp. Prior to that, Mr. Kaufman worked for Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm, from 1972-1996. During his tenure at Coopers & Lybrand, he was a partner from 1982-1996 primarily servicing real estate and healthcare industry clients and served as a member of the National Board of Partners. In addition, while a partner at Coopers & Lybrand, Mr. Kaufman was a member of the Mergers and Acquisitions and Real Estate Groups, the Associate Chairman of the National Retail and Consumer Products Industry Group and was a National Technical Consulting Partner. Mr. Kaufman received his Bachelor of Arts from Colby College and his Master of Business Administration degree from Cornell University.

Richard B. Peiser, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Peiser is currently the Michael D. Spear Professor of Real Estate Development at Harvard University and has worked in that position since 1998. Mr. Peiser is also a member of the Department of Urban Planning and Design in the Harvard University Graduate School of Design and has served as such since 1998. Before joining the faculty of Harvard University in 1998, Mr. Peiser served as Director of the Lusk Center of Real Estate Development from 1987-1998 as well as Founder and Academic Director of the Master of Real Estate Development Program at the University of Southern California from 1986—1998. Mr. Peiser has also worked as a real estate developer and consultant since 1978. In addition, Mr. Peiser has published numerous articles relating to various aspects of the real estate industry. Mr. Peiser taught at Southern Methodist University from 1978-1984, the University of Southern California from 1985-1998 and at Stanford University in the fall of 1981. Mr. Peiser has been a trustee of the Urban Land Institute since 1997, a Faculty Associate of the Eliot House since 1998 and a Director of the firm American Realty Advisors since 1998. Additionally, Mr. Peiser served as a faculty representative on the Harvard University Board of Overseer’s Committee on Social Responsibility from 1999-2002 and was co-editor of the Journal of Real Estate Portfolio Management during 2002. Mr. Peiser holds a Bachelor of Arts degree from Yale University, a Master of Business Administration degree from Harvard University and a Ph.D. in land economics from Cambridge University.

Frank Apeseche, Vice President and Treasurer of Berkshire Income Realty, Inc. since July 19, 2002. He is also President and Managing Partner of The Berkshire Group, an affiliate of Berkshire Income Realty, Inc. Mr. Apeseche was President and Chief Executive Officer of our affiliate, BG Affiliate, from 1995-2000. Mr. Apeseche was Chief Financial Officer of The Berkshire Group from 1993-1995 and Vice President and Treasurer of Berkshire Realty Income, Inc. from 1993-1994. Mr. Apeseche was the Chief Planning Officer of the Berkshire Group from 1986-1993. Before joining The Berkshire Group in 1986, Mr. Apeseche was a manager with ACCENTURE (formerly Andersen Consulting) where he specialized in providing technology solutions to Fortune 500 clients. He received a Bachelor of Arts degree with distinction from Cornell University and a Master of Business Administration degree with Honors from the University of Michigan.

Christopher M. Nichols, Vice President of Berkshire Income Realty, Inc. since July 19, 2002. He currently holds the position of Vice President and Controller of Berkshire Income Realty, Inc. Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller. Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a New York Stock Exchange listed company. At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems. Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997. He has an Associate Degree in Computer Information Systems and in Electrical Engineering, a Bachelor of Science degree in Accountancy from Bentley College and is a Certified Public Accountant.

Scott D. Spelfogel, Vice President and Secretary of Berkshire Income Realty, Inc. since July 19, 2002. He currently serves and has served as Senior Vice President and General Counsel to The Berkshire Group, an affiliate of Berkshire Income Realty, Inc., since 1996. Before that, he served as Vice President and Assistant General Counsel. Before joining The Berkshire Group in November 1988, he was in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor degree from Syracuse University’s College of Law and a Master of Laws Degree in Taxation from Boston University Law School. He is admitted to the bar in Massachusetts and New York.

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations. Such persons act as the Company’s audit committee. The Board has determined that Robert Kaufman qualifies as an “audit committee financial expert” under applicable SEC rules and regulations.

The Company has adopted a code of ethics (the “Code”) that applies to all of its employees (including its executive officers) and directors. To the extent applicable, the Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code applicable to certain enumerated executive officers, by posting such information on its website at http://www.berkshireincomerealty.com. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Phil Darby, One Beacon Street, Boston, MA 02108.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company’s directors, executive officers and 10% stockholders, the Company believes that during the fiscal year ended December 31, 2003 the Company’s directors, executive officers and 10% stockholders timely filed all reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

Except for our independent directors identified below, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and directors are compensated by our advisor, Berkshire Property Advisors, L.L.C. (“Berkshire Advisor”), for their services to Berkshire Advisor.

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations. These persons are compensated at the rate of $30,000 per year for service and receive reimbursement for their travel expenses. There were no other arrangements to compensate the directors in 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2003 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Name of Beneficial Owner	Shares of Class B Common Stock	Percentage and Class of Common Stock Owned (1)
George Krupp	1,283,313(2)	100% of Class B common stock
Douglas Krupp	1,283,313(3)	100% of Class B common stock
Douglas Krupp 1980 Family Trust	1,283,313(4)	100% of Class B common stock
George Krupp 1980 Family Trust	1,283,313(5)	100% of Class B common stock
Krupp Family Limited Partnership-94	1,283,313(6)	100% of Class B common stock
KRF Company, L.L.C.	1,283,313	100% of Class B common stock
David C. Quade	--	100% of Class B common stock
Randolph G. Hawthorne	--	--
Robert M. Kaufman	--	--
Richard B. Peiser	--	--
All directors and officers as a group	1,283,313(7)	100% of Class B common stock

(1)	No shares of Class A common stock or any other class of our equity securities was issued and outstanding as of December 31, 2003.

(2)	Includes 1,283,313 shares owned by KRF Company, L.L.C.. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company, L.L.C. The general partners of Krupp Family Limited Partnership-94 are George Krupp and Douglas Krupp, who each own 50% of the general partnership interests in Krupp Family Limited Partnership-94. By virtue of their interests in the Krupp Family Limited Partnership-94, George Krupp and Douglas Krupp may each be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. George Krupp is also a director of Berkshire Income Realty, Inc.

(3)	Includes 1,283,313 shares owned by KRF Company, L.L.C. that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (2).

(4)	Includes 1,283,313 shares owned by KRF Company, L.L.C.. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The Douglas Krupp 1980- Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company, L.L.C. The trustees of the Douglas Krupp 1980 are Paul Krupp, Lawrence Silverstein and Vincent O’Reilly. The trustees share control over the power to dispose the assets of the trust and thus each may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company, L.L.C.; however, each of the trustees disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

(5)	Includes 1,283,313 shares owned by KRF Company, L.L.C.. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The George Krupp 1980 Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company, L.L.C. The trustees of the George Krupp 1980 Family Trust are Paul Krupp and Lawrence Silverstein. The trustees share control over the power to dispose of the assets of the trust and thus each may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company, L.L.C.; however, each of the trustees disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

(6)	Includes 1,283,313 shares owned by KRF Company, L.L.C. Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company, L.L.C. By virtue of its interest in KRF Company, L.L.C., Krupp Family Limited Partnership-94 is deemed to beneficially own the 100 shares of Class B common stock owned by KRF Company, L.L.C.

(7)	Includes 1,283,313 shares owned by KRF Company, L.L.C. that may be deemed to be beneficially owned by George Krupp, as described in Footnote (2).

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock. As of December 31, 2003, we had 1,283,313 shares of our Class B common stock outstanding, all of which were owned by KRF Company, and no outstanding shares of Class A Common Stock.

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

The holders of our common stock are entitled to receive ratably such distributions as may be authorized from time to time on our common stock by the Board in its discretion from funds legally available for such distribution. In the event our liquidation, dissolution, winding-up or termination, after payment of all debt and other liabilities, each holder of our common stock is entitled to receive, ratably with each other holder of our common stock, all our remaining assets available for distribution to the holders of our common stock. Holders of our common stock have no subscription, redemption, appraisal or preemptive rights.

Under Maryland law, a Maryland corporation generally cannot dissolve, amend it charter, merge, sell all or substantially all of its assets, engage in a share exchange or engage in similar transactions outside the ordinary course of business, unless approved by the affirmative vote of stockholders holding at least two thirds of the shares entitled to vote on the matter. However, a Maryland corporation may provide in its charter for approval of these matters by a lesser percentage, but not less than a majority of all the votes entitled to be cast on the matter. Our charter provides for approval of these matters by the affirmative vote of a majority of the votes entitled to be cast on the matter.

The holders of our common stock have the exclusive right (except as otherwise provided in our charter) to elect or remove directors. The outstanding shares of our common stock are fully paid and nonassessable.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 about shares of our equity securities outstanding and available for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Column (a)	Column (b)	Column (c)
Equity compensation plan approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	$0	0

Total	0	$0	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Management Fees

We have entered into an advisory services agreement with Berkshire Advisor. George Krupp, one of our directors, together with his brother Douglas Krupp, indirectly owns all of the membership interests in Berkshire Advisor. Under the advisory services agreement, Berkshire Advisor is entitled to receive an annual asset management fee equal to 0.40% of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. The asset management fee was payable with respect the initial properties contributed to us by our affiliate at the completion of the Company’s offers (the “Offering”) to exchange its 9% Series A Cumulative Redeemable Preferred Stock for interests (“Interests”) in certain mortgage funds, but not with respect of the Interests acquired by us in the Offering. Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the audit committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange).

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the audit committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange). Berkshire Advisor received acquisition fees of $69,250, $190,000 and $461,250 for the acquisition of Gables, Windward Lakes and St. Marin/Karrington, respectively, during 2003.

Berkshire Advisor also receives asset management fees for asset management services. These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid. Effective April 4, 2003, Berkshire Advisor is entitled to receive annual asset management fees equal to 0.40% of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. Prior to April 4, 2003, asset management fees paid by the Predecessor were based on fees specified under the terms of the agreements governing the various Predecessor entities. Berkshire Advisor earned fees of $647,567 during 2003.

The Berkshire Group, an affiliate of the Company, which is indirectly owned by Douglas and George Krupp, received advisory fees for asset management services aggregating approximately $407,000 in 2002. In addition, the Berkshire Group received advisory fees related to the refinancings of Dorsey’s Forge, Hannibal Grove, Century and Seasons of Laurel totaling approximately $255,000 during 2002. The advisory services agreement no longer provides for fees related to refinancings and as such, no fees were accrued or paid in 2003.

BRI OP Limited Partnership (“BRI OP”), an affiliate of The Berkshire Group, currently acts as property manager and continues to do so under its existing property management agreements. Douglas and George Krupp indirectly own general and limited partner interests in Berkshire Realty Holdings, L.P., the parent of BRI OP, which is owned in joint venture with unaffiliated third parties. Under the original property management agreement, BRI OP was entitled to receive a property management fee, payable monthly, equal to 5% of the gross rental receipts, including rentals and other operating income, received each month with respect to the initial properties. On May 6, 2003, the property management agreement was modified to reduce those fees from 5% of gross income to 4% of gross income. The change was applied prospectively effective April 1, 2003. The property management fee for Windward Lakes was increased from 3% of gross income to 4% of gross income once the McNab debt was paid off. The total amount of property management fees paid to BRI OP under the property management agreements was $1,276,301 and $1,381,936 for the years ended December 31, 2003 and 2002, respectively.

Under the advisory services agreement and the property management agreements, Berkshire Advisor and BRI OP, respectively, will be reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties. Berkshire Advisor also will be reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services. Expense reimbursements paid was $165,417 and $235,499 for the years ended December 31, 2003 and 2002, respectively. Salary reimbursements paid was $2,814,116 and $2,455,256 for the years ended December 31, 2003 and 2002, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant, PricewaterhouseCoopers L.L.P., was $287,677 and $422,346 for the years ended December 31, 2003 and 2002, respectively, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal auditor, PricewaterhouseCoopers, L.L.P., was $47,692 and $0 for the years ended December 31, 2003 and 2002, respectively, relating to the filing of Forms 8K for the acquisitions of Gables of Texas, Windward Lakes and St. Marin/Karrington, the related Forms 8K/A for the inclusion of the financial statements and proforma financial information relating to such acquisitions, and research related to new accounting pronouncements such as FIN 46 and FAS 150. Fees also include services related to our compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, PricewaterhouseCoopers, L.L.P., was $19,600 and $5,000 for the years December 31, 2003 and 2002, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees were billed to the Company by PricewaterhouseCoopers, our principal accountant, for the years ended December 31, 2003 and 2002.

Before the Company’s principal accountant, PricewaterhouseCoopers, L.L.P., is engaged by the Company or its subsidiaries to render audit services, the engagement is approved by the Company’s audit committee. All audit-related fees, tax fees and other fees are pre-approved by a fee cap, which cannot exceed 5% of the total amount of the Company’s revenues.

The percentage of services described above in the captions “Audit-Related Fees,” “Tax fees” and “All Other Fees” that were approved by the Company’s audit committee is 100%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	See "Index to Financial Statements and Financial Statement Schedule" on page 21 to this report.
(b)	Reports on Form 8-K:

In a Form 8-K filed on November 14, 2003, the Company reported under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits" the acquisition of assets of St. Marin/Karrington.

In a Form 8-K furnished on November 17, 2003, the Company reported under Item 12 "Disclosure of Results of Operations and Financial Condition" a press release in which it announces its results of operations and financial condition for the three months ended September 30, 2003.

(c)	Exhibits: Number and Description Under Regulation S-K The following reflects all applicable exhibits required under Item 601 of Regulation S-K:

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit No. 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).
10.1	Amended and Restated Agreement of Limited Partnership of Berkshire Income Realty - OP, L.P. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.2	Contribution and Sale Agreement among KRF Company, L.L.C., KRF GP, Inc., Berkshire Income Realty - OP, L.P. and BIR Sub, L.L.C. (Incorporated by reference to Exhibit No. 10.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.3	Advisory Services Agreement between the Registrant and Berkshire Real Estate Advisors, L.L.C. (Incorporated by reference to Exhibit No. 10.3 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.4	Property Management Agreement between KRF3 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002 (Incorporated by reference to Exhibit No. 10.4 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.5	Property Management Agreement between Walden Pond Limited Partnership and BRI OP Limited Partnership dated January 1, 2002 (Incorporated by reference to Exhibit No. 10.5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.6	Property Management Agreement between KRF5 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002. (Incorporated by reference to Exhibit No. 10.6 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.7	Property Management Agreement between KRF3 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002 (Incorporated by reference to Exhibit No. 10.7 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.8	Property Management Agreement between Seasons of Laurel, L.L.C. and BRI OP Limited Partnership dated January 1, 2002. (Incorporated by reference to Exhibit No. 10.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.9	Letter Agreement between Georgeson Shareholder Communications Inc., Georgeson Shareholder Securities Corporation and the Registrant (Incorporated by reference to Exhibit No. 10.9 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.10	Waiver and Standstill Agreement, dated as of August 22, 2002, by and among Krupp Government Income Trust, Krupp Government Income Trust II, the Registrant and Berkshire Income Realty-OP, L.P. (Incorporated by reference to Exhibit No. 10.10 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.11	Letter amending Waiver and Standstill Agreement, dated March 5, 2003, among Krupp Government Income Trust, Krupp Government Income Trust II, the Registrant and Berkshire Income Realty-OP, L.P. (Incorporated by reference to Exhibit No. 10.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 2002).

10.12	Letter Agreement, dated November 1, 2002, by and among Aptco Gen-Par, L.L.C., WXI/BRH Gen-Par, L.L.C., BRE/Berkshire GP L.L.C and BRH Limited Partner, L.P. (Incorporated by reference to Exhibit No. 10.11 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.13	Amended and Restated Voting Agreement among Krupp Government Income Trust, Krupp Government Income Trust II and Berkshire Income Realty, Inc. (Incorporated by reference to Exhibit No. 10.12 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(d)	Financial Statement Schedules

The information required by this item is set forth below.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.
(formerly Berkshire Income Realty Predecessor Group):

In our opinion, the accompanying combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the combined and consolidated financial statements, the Company, on January 1, 2003, adopted Statement of Financial Accounting Standard No. 145, Recission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts

March 26, 2004

BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) BALANCE SHEETS
	December 31,
	2003 Company Consolidated	2002 Predecessor Combined

ASSETS
Multi-family apartment communities, net of accumulated depreciation of
$102,609,721 and $94,712,098, respectively	$145,222,916	$ 94,343,424
Cash and cash equivalents	42,145,947	4,852,257
Available for sale securities, at fair value	18,488,414	--
Cash restricted for tenant security deposits	856,498	850,056
Replacement reserve escrow	318,708	407,001
Prepaid expenses and other assets	5,113,200	3,732,153
Investment in Mortgage Funds	24,046,908	--
Acquired in place leases, net of accumulated amortization of $212,200	1,061,004	--
Deferred expenses, net of accumulated amortization of $323,067 and $246,545, respectively	1,621,498	1,287,763

Total assets	$238,875,093	$105,472,654

LIABILITIES AND STOCKHOLDERS' EQUITY/OWNERS' DEFICIT
Mortgage notes payable	$184,471,204	$119,162,434
Notes payable	-	3,155,593
Due to affiliates	1,318,755	2,877,703
Dividends and distributions payable	1,087,593	-
Accrued expenses and other liabilities	3,268,859	1,891,528
Tenant security deposits	971,363	912,058

Total liabilities	191,117,774	127,999,316
Commitments and Contingencies	-	-
Minority Interest	-	-
Stockholders' equity/owners' deficit:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 and 0 shares issued and outstanding at December 31, 2003 and 2002, respectively	70,210,830	-
Class A common stock, $.01 par, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2003 and 2002, respectively	-	-
Class B common stock, $.01 par, 5,000,000 shares authorized; 1,283,313 and 100 shares issued and outstanding at December 31, 2003 and 2002, respectively	12,383	-
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2003 and 2002, respectively	-	-
Accumulated deficit	(22,451,665)	-
Accumulated other comprehensive loss	(14,229)	-
Owners' deficit	-	(22,526,662)

Total stockholders' equity/owners' deficit	47,757,319	(22,526,662)
Total liabilities and stockholders' equity/owners' deficit	$238,875,093	$105,472,654

        The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) STATEMENTS OF OPERATIONS
	For the year ended December 31,
	2003 Company Consolidated	2002 Predecessor Combined	2001 Predecessor Combined
Revenue:
Rental	$28,464,951	$26,347,828	$25,746,165
Interest	128,522	375,004	563,769
Utility reimbursement	449,820	539,797	181,707
Other	1,197,901	1,097,127	1,296,476

Total revenue	30,241,194	28,359,756	27,788,117
Expenses:
Operating	7,240,455	6,320,218	6,036,706
Maintenance	2,387,846	2,086,346	2,241,882
Real estate taxes	2,631,511	2,213,966	2,067,484
General and administrative	1,514,389	726,357	706,064
Organizational costs	213,000	--	--
Management fees	2,113,869	1,788,936	1,380,953
Depreciation	7,897,623	5,877,594	5,379,034
Interest	7,880,150	6,445,891	7,156,346
Loss on extinguishment of debt	353,044	1,167,852	713,000
Participation interest	--	175,000	7,135,549
Amortization of acquired in-place leases	212,200	--	--

Total expenses	32,444,087	26,802,160	32,817,018

Income (loss) before minority interest in properties, equity in income of
Mortgage Funds and minority common interest in Operating Partnership	(2,202,893)	1,557,596	(5,028,901)
Minority interest in properties	(143,518)	(1,520,000)	228,000
Equity in income of Mortgage Funds	6,720,746	--	--

Income (loss) before minority common interest in Operating Partnership	4,374,335	37,596	(4,800,901)

Minority common interest in Operating Partnership	(732,075)	--	--

Net income (loss)	$3,642,260	$37,596	$(4,800,901)

Preferred dividend	(4,951,258)

Net loss available to common shareholders	$(1,308,998)

Loss per common share, basic and diluted	$(1.38)

Weighted average number of common shares outstanding	948,733

        The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	For the year ended December 31,
	2003 Company Consolidated	2002 Predecessor Combined	2001 Predecessor Combined
Comprehensive income (loss):
Net income (loss)	$3,642,260	$37,596	$(4,800,901)
Other comprehensive income (loss):
Unrealized losses arising during the year from available for sale securities	(14,229)	--	--

Comprehensive income (loss)	$3,628,031	$37,596	$(4,800,901)

        The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/OWNERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
	Preferred Series A Stock		Class B Common Stock		Accumulated Equity (Deficit)	Other Comprehensive Income	Total Stockholders' equity/owners' deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	--	$--	--	$--	$(19,266,373)	$--	$(19,266,373)

Net loss	--	--	--	--	(4,800,901)	--	(4,800,901)
Contributions	--	--	--	--	37,983,797	--	37,983,797

Distributions	--	--	--	--	(5,462,000)	--	(5,462,000)

Balance at December 31, 2001	--	$--	--	$--	$8,454,523	$--	$8,454,523

Net income	--	--	--	--	37,596	--	37,596

Contributions	--	--	--	--	325,036	--	325,036

Distributions	--	--	--	--	(31,343,817)	--	(31,343,817)

Balance at December 31, 2002	--	$--	--	$--	$(22,526,662)	$--	$(22,526,662)
Net income	--	--	--	--	3,642,260	--	3,642,260
Issuance of preferred shares, net of issuance costs of $4,241,920	2,978,110	70,210,830	--	--	--	--	70,210,830
Issuance of Common Stock	--	--	12,383,313	12,383	--	--	12,383

Contributions	--	--	--	--	1,505,999	--	1,505,999

Dividends	--	--	--	--	(4,969,183)	--	(4,969,183)
Distributions	--	--	--	--	(104,079)	--	(104,079)

Net unrealized loss on available for sale securities	--	--	--	--	--	(14,229)	(14,229)

Balance at December 31, 2003	2,978,110	$70,210,830	12,383,313	$12,383	$(22,451,665)	$(14,229)	$47,757,319

        The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP) STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2003 Company Consolidated	2002 Predecessor Combined	2001 Predecessor Combined
Cash flows from operating activities:
Net income (loss)	$3,642,260	$37,596	$(4,800,901)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Amortization of deferred financing costs	207,321	176,675	134,674
Amortization of acquired in-place leases	212,200	--	--
Depreciation	7,897,172	5,877,594	5,379,034
Loss on extinguishment of debt	353,044	447,431	712,907
Minority interest in properties	143,518	1,520,000	(228,000)
Minority interest in Operating Partnership	732,075	--	--
Accretion of Mortgage Funds	(3,328,743)	--	--
Equity in income of Mortgage Funds	(928,115)	--	--
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	52,863	80,137	(145,359)
Due to affiliates	(1,558,948)	--	730,000
Prepaid expenses and other assets	(1,381,047)	(1,590,542)	302,348
Accrued expenses and other liabilities	837,330	1,003,763	(4,351,145)
Accrued participating note interest	--	--	(1,650,000)

Net cash provided by (used in) operating activities	6,880,930	7,552,654	(3,916,442)

Cash flows from investing activities:
Capital improvements	(5,834,951)	(3,295,623)	(846,588)
Acquisition of multifamily apartment communities	(52,401,713)	--	--
Acquisition of real estate/limited partnership interests	--	--	(34,563,000)
Distributions from investments in Mortgage Funds	54,875,843	--	--
Investment in Mortgage Funds	(213,143)	--	--
Deposits to replacement reserve	(373,587)	(202,071)	--
Withdrawals from replacement reserve	461,880	--	2,168,936
Purchase of available-for-sale securities	(18,502,642)	--	--
Acquisition of in-place leases	(1,273,204)	--	--

Net cash used in investing activities	(23,261,517)	(3,497,694)	(33,240,652)

Cash flows from financing activities:

Principal payments on mortgage notes payable	(1,381,352)	(73,143,435)	(37,353,761)
Prepayments on mortgage notes payable	(20,810,471)	--	--
Borrowings on mortgage notes payable	84,345,000	102,080,000	41,500,000
Deferred financing costs	(894,100)	(1,060,000)	(1,033,500)
Due from affiliate	--	1,683,586	(1,737,543)
Syndication costs	(4,241,920)	--	--
Distributions to owners	(104,079)	(31,343,817)	(5,462,000)
Distributions to minority interest in properties	(143,518)	(2,140,000)	(537,500)
Distributions to preferred shareholders	(4,113,665)	--	--
Distributions on common operating partnership units	(500,000)	--	--
Contributions from owners	1,518,382	325,853	37,983,797

Net cash provided by (used in) financing activities	53,674,277	(3,597,813)	33,359,493

Net increase (decrease) in cash and cash equivalents	37,293,690	457,147	(3,797,600)

Cash and cash equivalents at beginning of year	4,852,257	4,395,110	8,192,710

Cash and cash equivalents at end of year	$42,145,947	$4,852,257	$4,395,110

Supplemental disclosure:
Cash paid for interest	$7,155,784	$6,445,891	$7,156,346

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred shares in exchange for interests in the Mortgage Funds	$74,452,750	$-	$-
Capital improvements included in accrued expenses and other liabilities	$540,451	$110,000	$26,000
Dividends declared and payable to preferred shareholders	$837,593	$-	$-

Dividends and distributions declared and payable on common operating partnership units and shares	$250,000	$-	$-
Unrealized loss on available for sale securities	$14,229	$-	$-

        The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was organized on July 19, 2002 and 100 Class B common shares were issued upon organization. The Company is in the business of acquiring, owning and operating multi-family apartment communities.

The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission with respect to its offers (the “Offering”) to exchange its 9% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”) for interests (“Interests”) in the following six mortgage funds: Krupp Government Income Trust (“GIT”), Krupp Government Income Trust II (“GIT II”), Krupp Insured Mortgage Limited Partnership (“KIM”), Krupp Insured Plus Limited Partnership (“KIP”), Krupp Insured Plus II (“KIP II”), and Krupp Insured Plus III (“KIP III”) (collectively, the “Mortgage Funds”). The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of preferred shares.

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

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multi-family apartment communities (the “Properties”), to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

The Operating Partnership is the successor to the Berkshire Income Realty Predecessor (the “Predecessor”). The combination of the separate business into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at their historical cost. The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Preferred Shares issued.

Certain minority ownership interests in three of the contributed multi-family properties are owned by an unaffiliated third party. As the minority interests have not changed in connection with the completion of the Offering, the accounting for these interests is based on existing carrying amounts.

As a result of the common control of ownership between the Predecessor and the Company, the Company has not been deemed a new reporting entity pursuant to the provisions of Accounting Principles Board Opinion #20 Accounting Changes. Accordingly, the financial statements of the Company did not start “fresh” upon completion of the Offering in April 2003. Rather, the Company’s financial statements are a continuation of the Predecessor’s financial statements and have been re-titled to those of the Company effective in April 2003.

The Company’s financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership. The Company owns preferred and general partner interests in the Operating Partnership. The remaining common limited partnership interests in the Operating Partnership owned by KRF Company and affiliates are reflected as Minority Interest in Operating Partnership in the financial statements of the Company.

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), acquired the Gables Apartments a 140-unit multi-family apartment community, located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired the interests in Gables and Gables of Texas, L.L.C., its general partner, from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas L.L.C. was equal to the purchase price KRF Company paid the original seller of the Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable).

Due to the affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented, which is similar to the accounting for a pooling of interests.

On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol “BIR.pr.a”.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub, L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multi-family apartment community located in Pompano, Florida that is referred to as Windward Lakes Apartments. The former general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. At the time of the contribution, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% indirect ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

On October 30, 2003, the Operating Partnership, through a newly formed and wholly owned subsidiary, St. Marin/Karrington Limited Partnership, whose general partner, SM Karrington L.L.C., also a newly formed affiliate, purchased the St. Marin Apartments, a 350-unit multifamily apartment community and The Karrington Apartments, a 250-unit multifamily apartment community, which are contiguous properties located in Coppell, Texas, from an unaffiliated third party for purchase prices of $26,125,000 and $20,000,000, respectively.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS (continued)

Properties

A summary of the multi-family apartment communities owned by the Company at December 31, 2003 is presented below.

Description	Location	Year Acquired	Total Units	Controlling Interest	(Unaudited) 2003 Occupancy
Century	Cockeysville,Maryland	1984	468	75.82%	93.42%
Dorsey's Forge	Columbia,Maryland	1983	251	91.38%	95.65%
Hannibal Grove	Columbia,Maryland	1983	316	91.38%	95.06%
Seasons of Laurel	Laurel,Maryland	1985	1,088	100.00%	93.84%
Walden Pond	Houston,Texas	1983	416	100.00%	92.84%
Windward Lakes	Pompano,Florida	1992	276	100.00%	92.57%
Gables of Texas	Houston,Texas	2003	140	100.00%	91.01%
St. Marin/Karrington	Coppell,Texas	2003	600	100.00%	90.17%

Total			3,555

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS (continued)

2.     SIGNIFICANT ACCOUNTING POLICIES

       Principles of Combination and Consolidation

The combined and consolidated financial statements include the accounts of the initial properties extracted from the books and records of KRF and the Affiliates. To the extent parties not affiliated with The Berkshire Group have an equity interest in the initial properties, this interest is accounted for as minority interest in the accompanying consolidated financial statements. Allocations of income, losses and distributions are made to each minority shareholder based upon its share of the allocations. Losses in excess of each minority shareholder’s investment basis are allocated to the Company. Distributions to each minority shareholder in excess of its investment basis are recorded in the Company’ statement of operations as minority interest.

       Real Estate

Real estate assets are recorded at depreciated cost. Costs related to the acquisition, rehabilitation and improvement of properties are capitalized. Recurring capital improvements typically include: appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

Rental property	27.5 years
Improvements	5 to 20 years
Appliances, carpeting and equipment	3 to 8 years

When a property is sold, its costs and related depreciation are removed from the accounts with the resulting gains or losses reflected in net income for loss for the period.

Pursuant to Statement of Financial Accounting Standards Opinion No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. No such impairment losses have been recognized to date.

       Cash and cash equivalents

The Company invests its cash primarily in deposits and money market funds with commercial banks. All short-term investments with maturities of three months or less from the date of acquisition are included in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

        Concentration of credit risk

The Company maintains cash deposits with major financial institutions, which from time to time may exceed federally insured limits. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position.

       Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At the time of purchase, fixed maturity securities are classified based on intent, as held-to-maturity, trading, or available-for-sale. In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. Securities that do not meet this criterion are classified as available-for-sale. Available-for-sale securities are carried at aggregate fair value with changes in unrealized gains or losses reported as a component of comprehensive income. Fair values for publicly traded securities are obtained from external market quotations. All security transactions are recorded on a trade date basis.

The Company’s accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional impairment, if necessary.

        Cash restricted for tenant security deposits

Cash restricted for tenant security deposits represents security deposits held by the Company under the terms of certain tenant lease agreements.

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

This transaction generated a basis difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). The excess of the book value over the carrying value for each Mortgage Fund has been allocated to such fund’s mortgage loan investments based upon their relative value. Such allocated amounts are being amortized into income over the contractual life of the respective mortgage loans on a basis which approximates the effective interest method. Amounts allocated into income are accelerated upon the early repayment of the respective mortgage loans.

The Company is accounting for its investments in the Mortgage Funds, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the balance sheet, and the Company’s share of net income or loss from the Mortgage Funds is included on the statement of operations.

       Purchase Accounting for Acquisition of Real Estate

Acquired Real Estate Assets – The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes land, building, furniture, fixtures and equipment) determined by valuing the property as if it were vacant. The as-if-vacant value is allocated to land and buildings, furniture, fixtures and equipment based on management’s determination of the relative fair values of these assets.

Above-market and below market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management’s evaluation of the specific characteristics of the residential leases and the Company’s tenant retention history.

The Company allocates the acquisition cost of real estate to land, building, tenant improvements and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized against market rent over the initial term of the respective leases. The intangible assets associated with the Gables acquisition were nominal. The tenant relationship value associated with the St. Marin/Karrington acquisition were nominal.

The Company acquired St. Marin/Karrington on October 30, 2003. The St. Marin/Karrington Apartments is a 600-unit apartment community located in Coppell, Texas. The Company acquired the property in order to increase its portfolio.

The results of operations of St. Marin/Karrington are included in the Company’s December 31, 2003 Statement of Operations for the period subsequent to the purchase, October 31, 2003 through December 31, 2003. The purchase price of St. Marin/Karrington was $46,125,000. The following condensed balance sheet provides the amount assigned to each major asset caption of St. Marin/Karrington on October 30, 2003, the acquisition date:

Multi family apartment communities	$45,333,549
Acquired in-place leases	1,273,204

Total booked at acquisition date	$46,606,753

       Deferred expenses

Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the related loans, on a method which approximates the effective interest method.

       Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of financial statements and revenue and expenses during the reporting period. Such estimates include the allocation of acquired in-place leases, the allowance for depreciation and the fair value of the accrued participating note interest. Actual results could differ from those estimates.

       Stockholders' equity/owners' deficit

Capital contributions, distributions and profits and losses are allocated in accordance with the terms of the individual partnership and or limited liability company agreements. Distributions and dividends are accrued and recorded in the period declared.

       Equity Offering Costs

Underwriting commissions and offering costs have been reflected as a reduction of proceeds from issuance of preferred stock.

       Debt Extinguishment Costs

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. Prior periods that included such debt extinguishment costs will be reclassified to conform to this standard. Prior to the adoption of FAS 145, the Company classified costs associated with the early extinguishment of debt as extraordinary items. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “loss on extinguishment of debt” in the Statements of Operations for the years ended December 31, 2003, 2002 and 2001. There is no impact on our net income.

       Rental revenue

The properties are leased under terms of leases with terms of generally one year or less. Rental revenue is recognized when earned. Recoveries from tenants for utility expenses are recognized in the period the applicable costs are incurred.

       Other income

Other income which consists primarily of income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees, is recognized when earned.

       Income taxes

The Company will elect to be treated as a real estate investment trust (“REIT”) under the Section 856 of the Internal Revenue Code of 1986, as amended (the "Code"), upon the filing of its first tax return. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements.

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the year ended December 31, 2003, it was in compliance on all matters. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $3,800,000 as of December 31, 2003. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." In December 2003, the FASB published a revision to the interpretation (46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entities expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this provisions of this Interpretation apply immediately to VIEs created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. At this time we do not expect this statement to have a material impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003 the FASB indefinitely deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Such an interest exist within the Company. The Company believes that its equity reported on the Consolidated Balance Sheet as Minority Interest is properly classified. The fair value of Minority Interests held by Equity Resources is approximately $5,650,000 at December 31, 2003.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS (continued)

3.     MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multi-family apartment communities:

	December 31,
	2003	2002
Land	$ 23,031,562	$ 16,742,974
Buildings, improvements and personal property	224,801,075	172,312,548

Multi-family apartment communities	247,832,637	189,055,522
Accumulated depreciation	(102,609,721)	(94,712,098)

Multi-family apartment communities, net	$ 145,222,916	$ 94,343,424

The acquisition of the limited partner interests and properties from the Affliates, which was at fair value and in excess of book value of the Properties, has been accounted for using purchase accounting based upon the cash paid for the interests. The following is a summary of the incremental increase in the basis of the Company’s real estate as a result of the acquisition of limited partner interests or real estate assets between affiliates:

	December 31,
	2002	2001
Century	--	$12,214,454
Dorsey's Forge	--	3,403,527
Hannibal Grove	--	5,913,556
Seasons of Laurel	$26,241,179	--
Walden Pond	8,322,125	--

Total	$34,563,304	$21,531,537

4. INVESTMENTS

During fiscal year 2003, the Company purchased available-for-sale securities. The following summarizes the Company’s holdings of available-for-sale securities by major security type as of December 31, 2003:

December 31, 2003
Purchase price of securities	$ 18,500,000
Dividend income	2,643
Total losses in accumulated other comprehensive loss	(14,229)

Aggregate fair value	$ 18,488,414

5.     INVESTMENT IN MORTGAGE FUNDS

The Company’s investments in Mortgage Funds consist of the following:

Mortgage Fund	Nominal Ownership
GIT I	30.76%
GIT II	28.81%
KIP	29.66%
KIP II*	25.00%
KIP III	28.63%
KIM*	27.81%

*KIP II and KIM liquidated on July 29, 2003 and December 30, 2003, respectively, thus the Company’s nominal ownership is 0% at December 31, 2003.

The summarized balance sheets of the individually significant investments in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

	December 31, 2003
	GIT	GIT II	Total Other Investments in Mortgage Funds	Combined
ASSETS
Mortgage investments	$ 11,090,961	$ 45,079,586	$ 27,596,815	$ 83,767,362
Cash and cash equivalents	1,636,525	5,454,067	2,282,073	9,372,665
Other assets	72,246	852,987	184,267	1,109,500

Total assets	$ 12,799,732	$ 51,386,640	$ 30,063,155	$ 94,249,527

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$ 507,849	$ 183,380	$ 169,527	$ 860,756
Shareholders' equity	12,291,883	51,203,260	29,893,628	93,388,771

Total liabilities and shareholders' equity	$ 12,799,732	$ 51,386,640	$ 30,063,155	$ 94,249,527

Company's share of equity	$ 3,780,983	$ 14,751,659	$ 8,707,742	$ 27,240,384
Basis differential (1)	(909,580)	(2,012,971)	(270,925)	(3,193,476)

Carrying value of the Company's investment in Mortgage Funds	$ 2,871,403	$ 12,738,688	$ 8,436,817	$ 24,046,908

(1)	This amount represents the difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of the Mortgage Fund Interests for which the acquisition price was less than the underlying equity in the net assets of the Mortgage Funds.

The summarized statements of operations of each individually significant investment in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

	Year ended December 31, 2003
	GIT	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenues*	$3,884,360	$7,456,369	$4,033,482	$15,374,211
Expenses*	617,928	1,960,659	1,201,997	3,780,584

Net income	$3,266,432	$5,495,710	$2,831,485	$11,593,627

Company's share of net income	1,004,860	1,583,314	803,828	3,392,002
Amortization of basis differential	724,158	2,473,905	130,680	3,328,743

Equity in income of Mortgage Funds	$1,728,918	$4,057,219	$ 934,509	$ 6,720,746

*Represents the revenues and expenses for the period commencing April 4 and April 18, 2003, which is the period during which the Company had an investment in the respective Mortgage Funds.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS (continued)

6.     MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2003 and 2002:

Collateralized Property	Principal 2003	Annual Interest Rate at December 31, 2003	Final Maturity Date	Monthly Payment	Principal 2002
Century	$ 22,355,663	5.96%	2007	$ 136,000	$ 22,613,010
Dorsey's Forge	10,427,740	5.96%	2007	63,000	10,545,980
Hannibal Grove	15,830,359	5.96%	2007	96,000	16,012,590
Seasons of Laurel (2nd note)	51,649,405	5.74%	2009	306,000	52,248,879
Seasons of Laurel	20,353,830	5.07%	2009	110,267	--
Walden Pond	12,627,926	4.86%	2013	66,962	4,408,567
Windward Lakes	13,421,058	5.10%	2012	73,119	13,334,208
Gables of Texas	5,305,223	4.86%	2013	28,132	--
St. Marin/Karrington	32,500,000	4.90%	2012	227,544	--

Total	$184,471,204				$119,162,434

Combined aggregate principal maturities of mortgage notes payable at December 31, 2003 are as follows:

2004	$ 2,096,010
2005	2,217,477
2006	2,344,624
2007	48,262,389
2008	1,813,980
Thereafter	127,736,724

Total	$184,471,204

On July 23, 2001, the Company obtained a $37,000,000 non-recourse mortgage note payable on Seasons of Laurel, which is collateralized by the property. The Company used the proceeds from the note to purchase the property from Maryland Associates Limited Partnership. The Company also recognized a $713,000 loss resulting from the write-off of deferred financing costs related to the extinguished debt. In connection with the financing, the Company also entered into an interest rate cap agreement in the notional amount of $37,000,000 with a termination date of July 20, 2003. The related note was refinanced in 2002 and the interest rate cap agreement was terminated. The agreement provided for a rate cap of 6.65%. The Company held the derivative for the purposes of hedging against exposure to changes in the future cash flows attributable to increases in the interest rate; however, the instrument did not qualify as an effective hedge for accounting purposes. As a result of the nominal cost and fair value of the interest rate cap, the premium paid for its interest rate cap agreement was amortized over the term of the interest rate cap agreement.

On April 1, 2002, the mortgage notes payable on Century, Dorsey’s Forge and Hannibal Grove were refinanced with $22,800,000, $10,635,000 and $16,145,000, respectively, non-recourse mortgage notes payable, which are collateralized by the related properties. The interest rates on the notes are fixed at 5.96%. The notes mature on April 1, 2007, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

The Company used the proceeds from the refinancing on Century, Dorsey’s Forge and Hannibal Grove to repay the existing mortgage notes and accrued interest, to pay closing costs, and to fund escrows required by the lender. The remaining cash of $11,357,000 was distributed to the owners. The Company also recognized a $610,000 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for each of the notes payable, which is reflected in the statement of operations for the year ended December 31, 2002.

On July 31, 2002, the mortgage note payable on Seasons of Laurel was refinanced with a $52,500,000 non-recourse mortgage note payable, which is collateralized by the property. The fixed interest rate on the note is 5.74%. The mortgage note matures on August 1, 2009, at which time the remaining principal and accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days notice. The Company used the proceeds from the refinancing to repay the existing mortgage note and accrued interest, to pay closing costs, and to fund escrows required by the lender. The remaining cash of $14,579,000 was distributed to the owners. The Company also recognized a $558,000 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs, which is reflected in the statement of operations for the year ended December 31, 2002.

The McNab partnership interests contributed to the Operating Partnership by George and Douglas Krupp, were subject to certain obligations of McNab and its partners including the assumption of $13,398,430 of first mortgage debt, including accrued interest, $4,161,551 of principal, accrued interest, participation interest and interest rebates collateralized by the partnership interests (the “Additional Loan”) and the assumption of approximately $1,266,245 of liabilities payable to other affiliates of the Company. Upon completion of the acquisition, the Operating Partnership immediately paid off the first mortgage and Additional Loan debt totaling $18,244,282 using available cash. The Company recognized a loss of approximately $252,000 resulting from the write-off of unamortized deferred financing costs. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “Loss on extinguishment of debt” in the consolidated statement of operations for the year ended December 31, 2003. Furthermore, costs previously classified as extraordinary in prior periods have been reclassified to conform with the adoption of this pronouncement.

In accordance with SOP 97-1, Accounting by Participating Mortgage Loan Borrowers, the Company estimated the fair value of the participation feature in the first mortgage debt of McNab noted above to be approximately $720,000 at December 31, 2002 and was recorded as due to affiliates in the accompanying balance sheet. The fair value of the participating interest was deferred and amortized into the statement of operations over the first mortgage debt’s estimated life using the effective interest rate method.

The lender on both the Additional Loan and the first mortgage for McNab is GIT. As of the completion of the Offering, the Operating Partnership owned approximately 31%. The Operating Partnership received $5,650,000 as a special distribution from GIT after the payoff of this indebtedness on July 24, 2003.

On August 21, 2003, the Company refinanced its mortgage on Walden Pond. The original variable mortgage of $4,353,438 was paid in full and the related deferred financing costs incurred in the original financing was recorded in “Loss on extinguishment of debt” in the consolidated financial statement of operations for the year ended December 31, 2003. The new financing of $12,675,000, with a fixed interest rate of 4.86% for a term of 10 years and related deferred financing costs are included on the accompanying balance sheet at December 31, 2003.

On August 21, 2003 and August 15, 2003, the Company obtained a non-recourse mortgage notes payable on Windward and Gables for $13,467,000 and $5,325,000, respectively, which are collateralized by the related properties. The interest rates on the notes are fixed at 5.10% and 4.86%, respectively. The notes mature on September 1, 2012 and September 1, 2013, respectively, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On November 25, 2003, the Company obtained a mortgage note payable on St. Marin/Karrington for $32,500,000, which is collateralized by the related property. The interest rate on the note is fixed at 4.90% for a 9 year term. The note is an interest only note which may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

7.     DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Company’s Board declared a dividend at an annual rate of 9%, the stated liquidation preference of $25 per share of the outstanding Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) of the Company which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $.5625 per share per quarter. The dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the year ended December 31, 2003, the Company declared aggregate dividends of $4,951,258 of which $837,593 is payable and included on the balance sheet in Dividends and Distributions Payable.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners. On the same day, the Board also declared a common dividend of $.004656 per share on the Company’s Class B common stock. Both the distributions and the dividend were payable on August 15, 2003, November 15, 2003 and February 15, 2004. At December 31, 2003, the Company has accrued both the distribution and dividend and is included on the balance sheet in Dividends and Distributions Payable.

8.     COMMITMENTS AND CONTINGENCIES

The Company entered into indemnification agreements with each of the independent members of the Board and its president on August 12, 2003. The agreements indemnify our independent Board members and president with respect to claims arising from or related to their service to the Company to the extent allowable under Maryland law.

The Company is party to certain legal actions arising in the ordinary course of its business, such as those relating to tenant issues. All such proceedings taken together, are not expected to have a material adverse effect on the Company. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS (continued)

9.     MINORITY INTERESTS

Minority Interest in Properties

An unaffiliated third party has ownership interests in three of the Company’s multi-family apartment communities. Such interests are accounted for as “Minority Interest in Properties” in the accompanying financial statements. Allocations of earnings and distributions are made to minority holders based upon their respective share allocations. Losses in excess of minority holders’ investment basis are allocated to the Company. Distributions to the minority holders in excess of their investment basis are recorded in the Company’s statement of operations as Minority Interest in Properties.

Minority Interest in Operating Partnership

In accordance with the Emerging Issues Task Force Issue (EITF) No. 94-2, Treatment of Minority Interest in Certain Real Estate Investment Trusts, KRF Company and affiliates’ common limited partnership interest in the Operating Partnership are being reflected as “Minority Interest in Operating Partnership” in the financial statements of the Company. Upon completion of the Offering, the net equity to the common and general partner interests in the Operating Partnership was less than zero after an allocation to the Company and affiliates’ preferred interest in the Operating Partnership. Further, KRF Company and affiliates have no obligation to fund such deficit. Accordingly, for financial reporting purposes, KRF Company and affiliates’ minority interest in the Operating Partnership has been reflected as zero with common stockholders’ equity being reduced for the deficit amount.

In accordance with the guidance in EITF No. 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, earnings of the Operating Partnership are first being allocated to the preferred interests held by the Company. The remainder of earnings, if any, are allocated to the Company’s general partner and KRF Company and affiliates’ common limited partnership interests in accordance with their relative ownership percentages. The excess of the allocation of income to KRF Company and affiliates over cash distributed to them will be credited directly to the Company’s equity (with a corresponding debit to minority interest) until the minority interest deficit that existed upon the completion of the Offering is eliminated. Distributions to the minority holders in excess of their investment basis are recorded in the Company’s statement of operations as Minority Interest in Operating Partnership.

The following table sets forth the calculation of minority interest in Operating Partnership:

Year ended December 31, 2003
Income before minority common interest in Operating Partnership	$ 4,374,335
Preferred Dividend	(4,951,258)

Loss available for common equity	(576,923)
Common Operating Partnership units of minority interest	97.61%

Minority common interest in Operating Partnership	(563,135)

Since the result continues to be negative and there is no positive basis in the Operating Partnership, there is no allocation to the minority common interest in Operating Partnership at December 31, 2003 except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority interest in the Operating Partnership for the year ended December 31, 2003:

	Minority Common Interest in Operating Partnership	Company's Interest in Operating Partnership	Total Common Owners' Deficit
Balance at December 31, 2002	$(22,526,662)	$ -	$(22,526,662)
Capital Contributions	229,547	1,288,834	1,518,381
Minority common interest in Operating Partnership	(563,135)	(13,788)	(576,923)
Accrued distributions to common interest in Operating Partnership	(732,075)	(17,925)	(750,000)
Other distributions effecting common interest in Operating Partnership	(101,592)	(2,487)	(104,079)

Balance at December 31, 2003 (1)	$(23,693,917)	$ 1,254,634	$(22,439,283)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of December 31, 2003, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 from its operating cash flows to common general and common limited partners. The distributions are payable on August 15, 2003, November 15, 2003 and February 15, 2004. Total distributions at December 31, 2003 were $750,000 of which $250,000 is payable and included on the balance sheet in Dividends and Distributions payable.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS (continued)

10.     CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARES

The following table sets forth the computation of net income per share-basic and diluted. Since the Company did not have common shares outstanding during fiscal year 2003, the computations for 2002 and 2001 are not applicable:

Year ended December 31, 2003
Numerator:

Loss before minority interest in properties, equity in income of Mortgage Funds, minority common interest in Operating Partnership and preferred dividend	$(2,202,893)
Allocation to Minority Interests:
Properties	(143,518)
Operating Partnership	(732,075)
Equity in income of Mortgage Funds	6,720,746
Preferred dividend	(4,951,258)

Numerator for net loss per share - basic and diluted	(1,308,998)

Denominator:
Denominator for net loss per share - basic and diluted	948,733

Net loss per share - basic and diluted	$ (1.38)

11.     RELATED PARTY TRANSACTIONS

The Company pays property management fees to an affiliate for property management services. The fees are payable for the properties under management. On May 6, 2003, the Company’s property manager agreed to reduce the property management fee payable by the Company from 5% of gross income to 4% of gross income. This change in the management fee has been applied prospectively effective April 1, 2003. Upon payoff of the McNab debt (Note 1), the property management fee for the Windward Lakes property was increased from 3% to 4% of gross income.

The Company pays asset management fees to an affiliate for asset management services. These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid. Effective April 4, 2003, the affiliate is entitled to receive annual asset management fees equal to 0.40% of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. Prior to April 4, 2003, asset management fees paid by the Predecessor were based on fees specified under the terms of the agreements governing the various Predecessor entities.

The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company pays acquisition fees to an affiliate for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. During the year ended December 31, 2003, the Company paid fees on the following acquisitions:

Acquisition	Acquisition Fee
Gables	$ 69,250
Windward Lakes	190,000
St. Marin/Karrington	461,250

$720,500

The Gables and St. Marin/Karrington acquisition fees have been capitalized and are included in the caption “Multi-family apartments” in the accompanying balance sheet. The Windward Lakes acquisition fee has been expensed and included in management fees on the statement of operations because Windward Lakes is included in the financial statements in a method similar to a pooling of interests. Accordingly, all expenses associated with the Company’s acquisition of Windward Lakes have been expensed.

For the year ended December 31, 2002, the Company also paid an affiliate advisory fee of $131,000 related to the refinancing of the Seasons of Laurel mortgage notes payable and is included in deferred expenses at December 31, 2002 in the accompanying balance sheet. Such fees are no longer payable under the terms of the advisory agreement, which became effective on April 4, 2003.

Amounts accrued or paid to the Company’s affiliates for the year ended December 31, 2003 and 2002 are as follows:

	Year ended December 31,
	2003	2002
Property management fees	$1,276,301	$1,381,936
Expense reimbursements	165,417	235,499
Salary reimbursements	2,814,116	2,455,256
Acquisition fees	720,500	--
Asset management fees	647,567	407,000

Total	$5,623,901	$4,479,691

Expense reimbursements due to affiliates of $2,060,035 and $1,389,082 are included in due to affiliates at December 31, 2003 and 2002, respectively.

Expense reimbursements due from affiliates of $741,280 and $48,311 are included in due to affiliates at December 31, 2003 and 2002, respectively.

The Company also paid an affiliate an advisory fee of $255,000 related to the refinancing of Dorsey’s Forge, Hannibal Grove, Century and Seasons of Laurel, which are included in deferred expenses at December 31, 2002.

Amounts due to affiliates of $1,318,755 at December 31, 2003 represents development fees and shared services. Amounts due to affiliates of $2,877,903 at December 31, 2002 represents accrued interest related to the McNab debt, development fees and shared services.

The Company has an investment in the Mortgage Funds, which are affiliates of the Company, which it does not control. The investment, which is recorded on the equity method, is included on the balance sheet, and the related equity in income of Mortgage Funds is included as a component of net income.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS (continued)

12.     SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$6,992,882	$ 7,522,719	$7,425,131	$ 8,088,262
Income before minority interest in Operating Partnership	374,981	626,772	2,598,724	773,858
Net income	374,981	626,772	2,110,724	529,783
Net income (loss) available to common shares	--	$ (974,114)	$ 435,538	$ (770,422)
Net income per common share-basic	--	$ (0.80)	$ 0.34	$ (0.92)
Weighted average common shares outstanding - basic	--	1,214,106	1,283,313	1,283,313

Reconciliation of amounts presented above for the quarter ended March 31, 2003:

	As reported	Acquisition of Windward Lakes	Total restated
Total revenue	$6,302,838	$ 690,044	$6,992,882
Income before minority interest in Operating Partnership	$ 529,000	$(154,019)	$ 374,981
Net income	$ 529,000	$(154,019)	$ 374,981

The Company acquired the Windward Lakes property from affiliates of the Company. The general and limited partners of McNab were affiliates of the Company, namely George and Douglas Krupp as the limited partners owning 99% and Krupp GP, Inc. is the general partner owning 1%. The acquisition and contribution of the general limited partnership units was considered a transfer of net assets between entities under common control. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. Due to the affiliation of the ownership of the Company and McNab (Windward), the acquisition of the interests in McNab was accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements.

	2002 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$6,862,802	$ 6,986,321	$ 7,233,036	$7,277,597

Income before Minority Interest	1,163,354	(1,097,177)	(215,334)	1,408,439

Net income	1,109,354	(1,097,177)	(215,334)	240,753

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS (continued)

13.     PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The accompanying unaudited proforma information for the years ended December 31, 2003 and 2002 is presented as if the Offering for the Interests in the Mortgage Funds on April 4, 2003 and April 18, 2003 had occurred on January 1, 2002. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

	Year ended December 31,
	2003	2002
Equity in income of Mortgage Funds	$9,062,192	$12,661,778

Net income	$5,983,706	$12,699,374

Preferred dividend	$6,700,000	$ 6,700,000

Net income (loss) available to common shareholders	$(716,294)	$ 5,999,374

Basic earnings per share:
Net income (loss) available to common shareholders	$(.56)	$ 4.67

Weighted average number of common shares outstanding	1,283,313	1,283,313

14.     SUBSEQUENT EVENT

On January 28, 2004, the Operating Partnership of the Company, through its newly formed and wholly owned subsidiary, Marina Mile, L.L.C., acquired Pond Apple Creek Apartments (“Pond Apple”) from an unaffiliated third party. Pond Apple is a 306-unit multi-family apartment community, located in Fort Lauderdale, Florida. The purchase price, closing costs and mortgage recording tax totaling $23,331,503 were funded through a $17,400,000 first mortgage and an equity investment from the OP of $5,931,503, net of operating prorations of $90,846. The first mortgage has a fixed interest rate of 5.15% and matures on February 1, 2014.

BERKSHIRE INCOME REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Costs Capitalized Subsequent to Acquisition
Description	Location	Land	Building	Building and Improvements	Basis Step-up (Note 3)
Century	Cockeysville, MD	$ 1,049,868	$ 13,948,245	$ 7,737,485	$12,214,454
Dorsey's Forge	Columbia, MD	340,956	4,529,843	4,191,998	3,403,527
Hannibal Grove	Columbia, MD	518,519	6,888,890	6,709,717	5,913,556
Seasons of Laurel	Laurel, MD	3,675,750	33,166,560	22,874,783	26,241,179
Walden Pond	Houston, TX	907,464	12,056,313	3,730,334	8,322,125
Windward Lakes	Pompano, FL	3,519,035	10,981,621	2,117,670	--
Gables of Texas	Houston, TX	848,562	6,222,789	327,559	--
St. Marin/Karrington	Coppell, TX	5,440,026	39,893,523	60,286	--

Total		$ 16,300,180	$127,687,784	$47,749,832	$56,094,841

Description	Land and Improvements	Building and Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives
Century	$ 3,909,050	31,041,002	$ 34,950,052	$ 18,611,084	1984	(1)
Dorsey's Forge	979,161	11,487,163	12,466,324	7,021,156	1983	(1)
Hannibal Grove	1,543,168	18,487,514	20,030,682	11,498,171	1983	(1)
Seasons of Laurel	7,844,204	78,114,068	85,958,272	43,694,244	1985	(1)
Walden Pond	2,139,585	22,876,651	25,016,236	13,772,064	1983	(1)
Windward Lakes	3,723,839	12,894,487	16,618,326	7,345,708	1992	(1)
Gables	849,861	6,549,049	7,398,910	294,278	2003	(1)
St. Marin/Karrington	5,440,026	39,953,809	45,393,835	373,016	2003	(1)

Total	$26,428,894	$221,403,743	$247,832,637	$102,609,721

(1)     Depreciation of the buildings and improvements are calculated over the lives ranging from 3 – 27.5 years.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2003	2002	2001
Balance at beginning of year	$189,055,522	$185,759,899	$150,350,311
Acquisitions and improvements	58,777,115	3,295,623	35,409,588

Balance at end of year	$247,832,637	$189,055,522	$185,759,899

Accumulated Depreciation	2003	2002	2001
Balance at beginning of year	$ 94,712,098	$88,834,504	$83,455,470
Depreciation expense	7,897,623	5,877,594	5,379,034

Balance at end of year	$102,609,721	$94,712,098	$88,834,504

The aggregate cost of the Company’s multi-family apartment communities for federal income tax purposes was approximately $138,700,117 and the aggregate accumulated depreciation was approximately $19,279,008 as of December 31, 2003.