Form 10-Q
period 2004-03-31
BERKSHIRE INCOME REALTY INC
filed 2004-05-17
CIK 1178862

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______________ or _______________
Commission File number ____________001-31659_________________

Berkshire Income Realty, Inc.

(Exact name of registrant as specified in its charter)

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Act)

Yes	No	X

There were 1,283,313 shares of Class B common stock outstanding as of May 17, 2004.

Documents incorporated by reference:

	BERKSHIRE INCOME REALTY, INC. TABLE OF CONTENTS
ITEM NO.		PAGE NO.

PART I	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS:

	BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)	8

	Consolidated Balance Sheets (Unaudited) at March 31, 2004 and December 31, 2003	3

	Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2004 and 2003	5

	Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2004 (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2004 and 2003	7

	Notes to Financial Statements (Unaudited)	8

2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

4.	CONTROLS AND PROCEDURES	28

PART II	OTHER INFORMATION

1.	LEGAL PROCEEDINGS	29

2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

3.	DEFAULTS UPON SENIOR SECURITIES	29

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

5.	OTHER INFORMATION	29

6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	29

PART I. Financial Information

Item 1. Financial Statements:

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	March 31, 2004	December 31, 2003
Multi-family apartment communities, net of accumulated depreciation of
$105,235,489 and $102,609,721, respectively	$ 177,458,332	$ 145,222,916
Cash and cash equivalents	24,217,089	42,145,947
Available for sale securities, at fair value	18,613,628	18,488,414
Cash restricted for tenant security deposits	857,093	856,498
Replacement reserve escrow	245,432	318,708
Prepaid expenses and other assets	4,278,694	5,113,200
Investment in Mortgage Funds	23,413,986	24,046,908
Acquired in place leases and tenant relationships, net of accumulated
amortization of $666,837 and $212,200, respectively	1,531,538	1,061,004
Deferred expenses, net of accumulated amortization of $400,680 and
$323,067 respectively	1,906,685	1,621,498

Total assets	$ 252,522,477	$ 238,875,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$ 201,250,695	$ 184,471,204
Due to affiliates	1,740,902	1,318,755
Dividends and distributions payable	837,607	1,087,593
Accrued expenses and other liabilities	2,488,540	3,268,859
Tenant security deposits	1,152,107	971,363

Total liabilities	207,469,851	191,117,774

Commitments and Contingencies	--	--

Minority Interest	--	--

Stockholders' equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par
value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares
issued and outstanding at March 31, 2004 and December 31, 2003, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2004 and 2003,
respectively	--	--
Class B common stock, $.01 par value, 5,000,000 shares authorized;
1,283,313 shares issued and outstanding at March 31, 2004 and
December 31, 2003, respectively	12,383	12,383
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2004 and December 31, 2003,
respectively	--	--
Accumulated deficit	(25,186,468)	(22,451,665)
Accumulated other comprehensive gain (loss)	15,881	(14,229)

Total stockholders' equity	45,052,626	47,757,319

Total liabilities and stockholders' equity	$ 252,522,477	$ 238,875,093

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2004	2003
Revenue:
Rental	$ 8,832,565	$6,606,860
Interest	251,818	32,380
Utility reimbursement	135,734	108,611
Other	342,997	244,548

Total revenue	9,563,114	6,992,399

Expenses:
Operating	2,457,112	1,614,342
Maintenance	594,686	477,286
Real estate taxes	1,073,682	564,226
General and administrative	349,134	147,604
Management fees	621,494	432,368
Depreciation and amortization	2,703,381	1,453,032
Interest	2,699,803	1,928,126
Amortization of acquired in-place leases and tenant relationships	454,637	--

Total expenses	10,953,929	6,616,984

Income (loss) before minority interest in properties, equity in income of Mortgage Funds and minority common interest in
Operating Partnership	(1,390,815)	375,415

Minority interest in properties	(45,942)	--

Equity in income of Mortgage Funds	377,167	--

Minority common interest in Operating Partnership	--	--

Net income (loss)	$(1,059,590)	$ 375,415

Preferred dividend	(1,675,213)

Net loss available to common shareholders	$(2,734,803)

Loss per common share, basic and diluted	$ (2.13)

Weighted average number of common shares outstanding, basic and
diluted	1,283,313

        The accompanying notes are an integral part of these financial statements.

	For the three months ended March 31,
	2004	2003
Comprehensive loss:
Net income (loss)	$(1,059,590)	$375,415
Other comprehensive income:
Unrealized gain on available for sale securities	30,110	--

Comprehensive income (loss):	$(1,029,480)	$375,415

        The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(unaudited)

	Preferred Series A Stock		Class B Common Stock		Accumulated Deficit	Other Comprehensive Income	Total Stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	2,978,110	$70,210,830	12,383,313	$ 12,383	$(22,451,665)	$ (14,229)	$ 47,757,319
Net loss	--	--	--	--	(1,059,590)	--	(1,059,590)
Net unrealized gain on
available for sale securities	--	--	--	--	--	30,110	30,110
Distributions	--	--	--	--	(1,675,213)	--	(1,675,213)

	2,978,110	$70,210,830	12,383,313	$ 12,383	$(25,186,468)	$ 15,881	$45,052,626

        The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,059,590)	$ 375,415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	77,614	47,505
Amortization of acquired in-place leases and tenant relationships	454,637	--
Depreciation	2,625,767	1,455,201
Minority interest in properties	45,942	--
Accretion of Mortgage Funds	(103,207)	--
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	180,149	31,213
Prepaid expenses and other assets	834,505	887,460
Due to/from affiliate	422,147	--
Accrued expenses and other liabilities	(780,305)	(280,136)

Net cash provided by operating activities	2,697,659	2,516,658

Cash flows from investing activities:
Capital improvements	(2,350,834)	(368,080)
Acquisition of multifamily apartment communities	(32,510,349)	--
Distributions from Mortgage Funds	736,130	--
Purchases of available for sale securities	(95,104)	--
Deposits to replacement reserve	(99,778)	(107,211)
Withdrawals from replacement reserve	173,053	--
Acquisition of in-place leases and tenant relationships	(925,171)	--

Net cash used in investing activities	(35,072,053)	(475,291)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(620,509)	(377,373)
Borrowings of mortgage notes payable	17,400,000	--
Deferred financing costs	(362,800)	--
Distributions to minority interest in properties	(45,942)	--
Distributions on common operating partnership units	(250,000)	--
Distributions to preferred shareholders	(1,675,213)	--

Net cash provided by (used in) financing activities	14,445,536	(377,373)

Net increase (decrease) in cash and cash equivalents	(17,928,858)	1,663,994
Cash and cash equivalents at beginning of period	42,145,947	4,852,257

Cash and cash equivalents at end of period	$ 24,217,089	$ 6,516,251

Supplemental disclosure:
Cash paid for interest	$ 2,441,151	$ 1,872,748

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared and payable to preferred shareholders	$ 837,607	--
Unrealized gain on available for sale securities	30,110	--

         The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was organized on July 19, 2002 and 100 Class B common shares were issued upon organization. The Company is in the business of acquiring, owning and operating multi-family apartment communities.

The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) with respect to its offers (the “Offering”) to exchange its 9% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”) for interests (“Interests”) in the following six mortgage funds: Krupp Government Income Trust (“GIT”), Krupp Government Income Trust II (“GIT II”), Krupp Insured Mortgage Limited Partnership (“KIM”), Krupp Insured Plus Limited Partnership (“KIP”), Krupp Insured Plus II (“KIP II”), and Krupp Insured Plus III (“KIP III”) (collectively, the “Mortgage Funds”). The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of preferred shares.

On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 shares, respectively, of its Preferred Stock, with a $25.00 liquidation preference per share. The shares of Preferred Stock were issued in exchange for Interests in the six Mortgage Funds referred to above. For each Interest in the Mortgage Funds that was validly tendered and not withdrawn in the Offering, the Company issued shares of Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multi-family apartment communities (the “Properties”), to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership, in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 it contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of Class B Common Stock of the Company to it. This cash amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

The Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group (the “Predecessor”). The combination of the separate business into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at their historical cost. The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Preferred Stock issued.

Certain minority ownership interests in three of the contributed multi-family properties are owned by an unaffiliated third party. As the minority interests have not changed in connection with the completion of the Offering, the accounting for these interests is based on existing carrying amounts.

As a result of the common control of ownership between the Predecessor and the Company, the Company was not deemed a new reporting entity pursuant to the provisions of Accounting Principles Board Opinion #20 Accounting Changes. Accordingly, the financial statements of the Company did not start “fresh” upon completion of the Offering in April 2003. Rather, the Company’s financial statements are a continuation of the Predecessor’s financial statements and have been re-titled to those of the Company effective as April 2003.

The Company’s financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership. The Company owns preferred limited partner and common general partner interests in the Operating Partnership. The remaining common limited partnership interests in the Operating Partnership owned by KRF Company and affiliates are reflected as Minority Interest in Operating Partnership in the financial statements of the Company.

Discussion of acquisitions in Q1 2003 and 2004

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), acquired the Gables Apartments a 140-unit multi-family apartment community located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired the interests in Gables and Gables of Texas, L.L.C., its general partner, from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas L.L.C. was equal to the purchase price KRF Company paid the original seller of the Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable).

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

On January 28, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”), a 306 unit multi-family apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms’ length negotiation and provided for purchase price of $23,000,000 to be paid in cash. The Company intends to consummate a joint venture relationship with an unrelated third party (the “JV Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the joint venture, the JV Partner will contribute, in cash, 65% of the total joint venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership will contribute its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution of approximately $3,500,000. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership will act as the managing member for the joint venture. The joint venture is expected to close in May 2004.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multi-family apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Company’s Board of Directors (the “Board”), which is composed solely of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

On March 31, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Bear Creek Limited Partnership, purchased Bear Creek Apartments (“Bear Creek”) from an unaffiliated third party. The purchase price of $4,900,000 was funded with available cash. The Bear Creek Apartments is a 152-unit multi-family apartment community located in Dallas, Texas. Prior to the sale, the seller had acquired the property through foreclosure.

Properties

A summary of the multi-family apartment communities owned by the Company at March 31, 2004 is presented below.

Description	Location	Year Acquired	Total Units	Controlling Interest	2004 Physical Occupancy
Century	Cockeysville, Maryland	1984	468	75.82%	94.44%
Dorsey's Forge	Columbia, Maryland	1983	251	91.38%	96.10%

Hannibal Grove	Columbia, Maryland	1983	316	91.38%	96.84%

Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	83.66%
Walden Pond	Houston, Texas	1983	416	100.00%	96.56%
Windward Lakes	Pompano, Florida	1992	276	100.00%	94.20%
Gables of Texas	Houston, Texas	2003	140	100.00%	96.56%
St.Marin/Karrington	Coppell, Texas	2003	600	100.00%	84.33%
Marina Mile	Ft. Lauderdale, Florida	2004	306	100.00%	85.70%
Laurel Woods	Austin, Texas	2004	150	100.00%	83.00%
Bear Creek	Dallas, Texas	2004	152	100.00%	80.00%

Total			4,163

Accounting Policies

             Income taxes

The Company will elect to be treated as a real estate investment trust (“REIT”) under the Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), upon the filing of its first tax return. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company’s policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements.

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the quarter ended March 31, 2004, it was in compliance with such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements.

             Purchase Accounting for Acquisition of Real Estate

Acquired Real Estate Assets

The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

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

Management may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired.

The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management’s evaluation of the specific characteristics of the residential leases and the Company’s tenant retention history.

The Company allocates the acquisition cost of real estate to land, building, tenant relationships and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized to expense over the initial term of the respective leases.

The results of operations of Marina Mile, Laurel Woods and Bear Creek, all acquired in 2004, are included in the Company’s March 31, 2004 Statement of Operations for the period subsequent to the purchase. The purchase prices of Marina Mile, Laurel Woods and Bear Creek were $23,000,000, $5,250,000 and $4,900,000, respectively. The following condensed balance sheets provide the amount assigned to each major asset caption of the respective properties on the acquisition dates:

	Marina Mile		Laurel Woods	Bear Creek
Multifamily apartment communities	$22,763,247		$5,151,566	$4,792,404
Acquired in-place leases	309,903		75,620	61,706
Tenant relationships	127,278		22,814	46,150

Total booked at acquisition date	$23,200,428	*	$5,250,000	$4,900,260

* Total booked at acquisition date did not include all closing costs incurred and subsequently booked to the basis of the property. Additional costs incurred for $23,900 and $230,000 for closing fees and acquisition costs were booked subsequent to the acquisition date.

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

            Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of financial statements and revenue and expenses during the reporting period. Such estimates include the allocation of acquired in-place leases, tenant relationships and the allowance for depreciation. Actual results could differ from those estimates.

            Rental revenue

The properties are leased under terms generally one year or less. Rental revenue is recognized when earned. Recoveries from tenants for utility expenses are recognized in the period the applicable costs are incurred.

New Accounting Pronouncements

         In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003 with FIN 46R, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The Company adopted FIN 46R during the first quarter of 2004. The Company evaluated its investments in the Mortgage Funds and concluded that the investments did not meet the requirements for consolidation under FIN 46R.

Unaudited interim financial statements

The accompanying interim financial statements of the Company are unaudited; however, the financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 and Form 8-K/A filed on April 12, 2004 for the significant acquisitions of Marina Mile, as well as the 8-K filed on April 14, 2004 for the acquisition of Laurel Woods and Bear Creek.

2. INVESTMENTS

The following summarizes the Company’s holdings of available-for-sale securities by major security type as of March 31, 2004:

	March 31, 2004	December 31, 2003
Cost	$18,500,000	$18,500,000
Dividend income reinvested	97,746	2,642
Total unrealized gain (loss)	15,882	(14,228)

Aggregate fair value	$18,613,628	$18,488,414

3. INVESTMENTS IN MORTGAGE FUNDS

The Company’s investments in Mortgage Funds consist of the following:

Mortgage Fund	Nominal Ownership
GIT I	30.76%
GIT II	28.81%
KIP	29.66%
KIP III	28.63%

The summarized balance sheets of the individually significant investments in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

	March 31, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined
ASSETS

Mortgage investments	$ 44,542,094	$ 38,333,913	$ 82,876,007
Cash and cash equivalents	4,147,995	3,672,763	7,820,758
Other assets	654,495	252,037	906,532

Total assets	49,344,584	42,258,713	91,603,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	89,559	530,738	620,297
Shareholders' equity	49,255,025	41,727,975	90,983,000

Total liabilities and shareholders' equity	49,344,584	42,258,713	91,603,297

Company's share of equity	14,190,373	12,353,223	26,543,596
Basis differential (1)	(1,951,032)	(1,178,578)	(3,129,610)

Carrying value of the Company's
investment in Mortgage Funds	$ 12,239,341	$ 11,174,645	$ 23,413,986

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

The summarized statements of operations of each individually significant investment in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

	Quarter ended March 31, 2004
	GIT II	Total Other Investment in Mortgage Funds	Combined
Revenues	$900,850	$723,096	$1,623,946
Expenses	352,047	330,114	682,161

Net income	$548,803	$392,982	$ 941,785

Company's share of net income	158,110	115,850	273,960
Amortization of basis differential	83,608	19,599	103,207

Equity in income of Mortgage Funds	$241,718	$135,449	$ 377,167

4. DEBT

The Company obtained a new mortgage on Marina Mile in the amount of $17,400,000. The mortgage was obtained on January 28, 2004 with a 5.15% fixed interest rate and matures on February 1, 2014.

5. DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Company’s Board declared a dividend on the outstanding shares of the Company’s 9% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) at an annual rate of 9% of the stated liquidation preference of $25 per share dividend, which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record on February 10, May 10, August 10 and November 10 in the amount of $.5625 per share per quarter. For the quarter ended March 31, 2004, the Company declared aggregate dividends of $1,675,213 of which $837,607 is payable and included on the balance sheet in Dividends and Distributions Payable.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners. On the same day, the Board also declared a common dividend of $.004656 per share on the Company’s Class B common stock. The last distribution declared for the quarter ended December 31, 2003 was paid on February 15, 2004. The Company’s policy to provide for distributions is based on available cash and Board approval. On May 11, 2004, the Board declared two additional distributions referred to above payable on May 15, 2004 and August 15, 2004.

6. COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal actions arising in the ordinary course of its business, such as those relating to tenant issues. All such proceedings taken together are not expected to have a material adverse effect on the Company.

7. MINORITY INTERESTS

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

             Minority Common Interest in Operating Partnership

In accordance with the Emerging Issues Task Force Issue (EITF) No. 94-2, Treatment of Minority Interest in Certain Real Estate Investment Trusts, KRF Company and affiliates’ common limited partnership interest in the Operating Partnership are being reflected as “Minority Common Interest in Operating Partnership” in the financial statements of the Company. Upon completion of the Offering, the net equity to the common and general partner interests in the Operating Partnership was less than zero after an allocation to the Company and affiliates’ preferred interest in the Operating Partnership. Further, KRF Company and affiliates have no obligation to fund such deficit. Accordingly, for financial reporting purposes, KRF Company and affiliates’ minority interest in the Operating Partnership has been reflected as zero with common stockholders’ equity being reduced for the deficit amount.

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

The Company’s results of operations for the three months ended March 31, 2004 was a net loss of $1,059,590. This net loss, combined with the preferred dividend distribution, results in a loss available for common equity. Since the result continues to be negative and there is no positive basis in the Operating Partnership, there is no allocation to the minority common interest in Operating Partnership at March 31, 2004 except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority common interest in the Operating Partnership for the quarter ended March 31, 2004:

	Minority Common Interest in Operating Partnership	Company's Interest in Operating Partnership	Total Common Owners' Deficit
Balance at December 31, 2003	$(23,693,916)	$ 1,254,634	$(22,439,282)
Minority common interest in Operating Partnership	(2,669,441)	(65,362)	(2,734,803)

Balance at March 31, 2004 (1)	(26,363,357)	1,189,272	(25,174,086)

(1)     Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority common interest having no obligation to fund losses/deficits.

As of March 31, 2004, the minority common interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

8. RELATED PARTY TRANSACTIONS

The Company pays property management fees to an affiliate for property management services. The fees are payable for the properties under management at a rate of 4% of gross income.

The Company pays asset management fees to an affiliate for asset management services. These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on shares of Preferred Stock have been paid. The affiliate is entitled to receive annual asset management fees equal to 0.40% of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis.

The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company pays acquisition fees to an affiliate for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. During the quarter ended March 31, 2004, the Company accrued fees on the following acquisitions:

Acquisition	Acquisition Fee
Marina Mile	$230,000
Laurel Woods	52,500
Bear Creek	49,000

Total	$331,500

The respective acquisition fee has been capitalized and is included in Multi-family apartment communities in the accompanying consolidated balance sheet.

Amounts accrued or paid to the Company’s affiliates for the quarters ended March 31, 2004 and 2003 are as follows:

	Quarter Ended March 31,
	2004	2003
Property management fees	$ 360,571	$ 330,247
Expense reimbursements	45,330	--
Salary reimbursements	1,026,365	588,875
Acquisition fees	331,500	--
Asset management fees	260,923	101,751

Total	$2,024,689	$1,020,873

Expense reimbursements due to affiliates of $1,744,361 and $2,060,035 are included in due to affiliates at March 31, 2004 and December 31, 2003, respectively, in the accompanying balance sheets.

Expense reimbursements due from affiliates of $357,323 and $741,280 are included in due to affiliates at March 31, 2004 and December 31, 2003, respectively, in the accompanying balance sheets.

Amounts due to affiliates of $353,864 at March 31, 2004 and December 31, 2003 in the accompanying balance sheets represents accrued interest related to the McNab debt, development fees and shared services.

The Company has an investment in the Mortgage Funds, which are affiliates of the Company, which it does not control. The investment, which is recorded on the equity method, is included on the balance sheet, and the related equity in income of Mortgage Funds is included as a component of net income.

9. PROFORMA CONDENSED FINANCIAL INFORMATION

The Company acquired Marina Mile on January 28, 2004. The following proforma information was prepared as if the transaction had occurred on January 1, 2003. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 2003, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the three months ended March 31, 2004 and 2003 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2003 to the earlier of March 31, 2004 or 2003, as applicable, or the acquisition date.

	For the three months ended March 31,
	2004	2003
Total proforma revenues	$10,360,282	$ 797,168

Proforma net income (loss)	$(1,284,222)	$ 73,308

Proforma preferred dividend	$(6,700,000)	$(6,700,000)

Net income (loss) available to common shareholders	$(7,984,222)	$(6,626,692)

Basic earnings per share:
Net income (loss) available to common shareholders	$ (6.22)	$ (5.16)

Weighted average number of common shares outstanding	1,283,313	1,283,313

10. SUBSEQUENT EVENTS

On May 11, 2004 the Company's Board authorized the general partner of the Operating Partnership to distribute two quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners. On the same day, the Board also declared a common dividend of $0.004656 per share on the Company's Class B common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

You should read the following discussion in conjunction with the Company’s financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and Form 8-K/A filed on April 12, 2004 for the significant acquisition of Marina Mile, as well as the 8-K filed on April 14, 2004 for the acquisitions of Laurel Woods and Bear Creek.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multi-family apartment communities in the Baltimore/Washington D.C., Southeast and Southwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of May 11, 2004, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

The three month period ended March 31, 2004 was a positive quarter for the Company in terms of increasing our portfolio. The Company acquired three new properties, one in South Florida and two in Texas, thereby increasing our existing presence in both markets. The two Texas properties were purchased subsequent to foreclosure from the foreclosing lenders. The Company continues to look to acquire properties in markets where we have an existing management presence as well as in new markets when the Company finds opportunities. In terms of net operating results, the Company is challenged with maintaining physical occupancy at some of our newly acquired properties, such as our St. Marin/Karrington apartment community, which ended the quarter with physical occupancy at 84.33%. The Dallas market has experienced softening due to move outs resulting from job losses in the area and an increase home buying due to the low interest rates. Transitional management was not able to immediately respond to these market pressures which resulted in the properties' occupancy to dropping below comparable market occupancies. Management has responded to the occupancy issues at St. Marin/Karrington by offering larger up-front concessions and hiring a new resident services director, who will be the primary liaison between management and the property’s existing tenants. Marina Mile also experienced declines in occupancy, ending the quarter with physical occupancy at 86% due to a significant amount of unexpected move outs due in large part to home purchases and job transfers. Management was also unable to adequately address the initial negative perception of the cosmetic rehabilitation begun at the property. Physical occupancy at our Season of Laurel property was at 83.66%, however, this decrease was due to the ongoing rehab project and not due to market conditions.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Item 7 of our Annual Report on Form 10-K for the year ending December 31, 2003. The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words “may” “will” “should” “could” “expects” “plans” “anticipates” “believes” “estimates” “predicts” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those set forth in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2003 and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

The risks listed herein are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

   Purchase Accounting for Acquisition of Real Estate

      Acquired Real Estate Assets

The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

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

The Company allocates the acquisition cost of real estate to land, building, tenant relationships and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized to expense over the initial term of the respective leases.

   Unconsolidated Investments in Mortgage Funds

The acquisition of the Interests in the Mortgage Funds by the Company has been accounted for using purchase accounting based upon the fair value of the share of Preferred Stock issued in exchange for the interests acquired. The fair value was determined to be the $25.00 liquidation preference of the Preferred Stock since this was most readily available market value at the date of the closing of the exchange offer.

The acquisition of the Interests in the Mortgage Funds generated a basis difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). The excess of the book value over the carrying value for each Mortgage Fund has been allocated to such fund’s mortgage loan investments based upon their relative value. Such allocated amounts are being amortized into income over the contractual life of the respective mortgage loans on a basis which approximates the effective interest method. Amounts allocated into income are accelerated upon the early repayment of the respective mortgage loans.

The Company is accounting for its investments in the Mortgage Funds, which it does not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the balance sheet, and the Company’s share of net income or loss from the Mortgage Funds is included on the statement of operations.

   Income taxes

The Company will elect to be treated as a real estate investment trust (“REIT”) under the Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), upon the filing of its first tax return. As a result, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company’s policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements.

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the quarter ended March 31, 2004, it was in compliance with such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements.

New Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003 with FIN 46R, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The Company adopted FIN 46R during the first quarter of 2004. The Company evaluated its investments in the Mortgage Funds and concluded that the investments did not meet the requirements for consolidation under FIN 46R.

Liquidity and Capital Resources

   Cash and Cash Flows

As of March 31, 2004 and December 31, 2003, the Company had approximately $24,217,089 and $42,145,947 of cash and cash equivalents, respectively.

The Company’s principal liquidity demands are expected to be distributions to its preferred shareholders, capital improvements, rehabilitation projects, repairs and maintenance for the properties, acquisition of additional properties and debt repayments.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and cash distributions from its investments, including the Company’s investments in the Mortgage Funds. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.

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

During the three months ended March 31, 2004, the Company received proceeds from securing its mortgage debt on Marina Mile in the amount of $17,400,000 with a fixed rate of 5.15% which matures February 1, 2014. The Company will look to secure mortgages on its Laurel Woods and Bear Creek, which are expected to close in the near future.

   Indebtedness

As of March 31, 2004, 100% of the Company’s mortgage obligations are under fixed interest rates and the weighted average rate of interest on all mortgage debt is 4.99%. The Company is expecting to finance its newly acquired properties, Laurel Woods and Bear Creek in the near future. The Company expects to obtain mortgages on properties it acquires.

   Capital Expenditures

The Company paid $802,181 and $279,669 in recurring capital expenditures during the three months ended March 31, 2004 and 2003, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $1,548,653 and $88,411 in renovation related capital expenditures during the three months ended March 31, 2004 and 2003, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditures preserve the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property which is expected to last for three years. As of March 31, 2004, the Company had completed renovations on approximately 29% of the 1,088 apartment units. The total cost of the project is expected to be approximately $8,100,000, or $7,444 per apartment unit, which continues to be on target with budget. The Company has received notice from the contractor that the contractor intends to excercise its option to renegotiate the contract price due to increases in its material costs. The Company expects these negotiations to result in an overall increase in the project cost of 10%-15%. In 2003, the Company also began construction on Season’s new fitness center and is currently in progress with anticipated completion in May 2004 at a total cost of approximately $455,000.

In January 2004, the Company authorized the renovation of 251 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project is expected to be approximately $1,455,310, or $5,775 per apartment unit, and is expected to be completed within 18 months. The total cost of the project includes an estimate of an early buyout of the property’s laundry facility contract, which, when paid, is estimated to be approximately $200,000. This contract has historically generated approximately $27,000 in revenues for the property each year. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.

Hannibal Grove also had three units upgraded/rehabbed at a cost of approximately $12,000 each. The rehabbed units were leased with premiums generating an approximate 10% return on investment. Property management proposed an expanded test program of 12 additional units including exterior hallway replacement totaling $200,000. The proposal was approved by management and renovations on 5 test units began in April. In 2003 the Company also began window replacements at a total cost of $714,815, which is estimated to be completed by May 2004.

The Company recently approved changes to the scope of the initial clubhouse renovation plan implemented at its Windward Lakes property upon the acquisition of the property in 2003. The changes in original scope of the plan and final bidding on items within the original scope resulted in an increase of the overall project cost from approximately $365,000 to approximately $692,000.

In 2003 the Company began window replacements at its Dorsey’s Forge property at a total estimated cost of $213,280, which is estimated to be completed by May 2004.

The Company is currently evaluating renovation strategies at other properties in its portfolio, including the renovation of test units at various properties to test anticipated market acceptance and financial assumptions. As of March 31, 2004, the Company has not made any material commitments with respect to these additional projects. However, if after the appropriate level of evaluation is completed, the Company believes there are sufficient economic benefits to implementing additional renovation programs it is prepared to do so.

   Acquisitions

On January 28, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”), a 306 unit multi-family apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms’ length negotiation and provided for purchase price of $23,000,000 to be paid in cash. The Company intends to consummate a joint venture relationship with an unrelated third party (the “JV Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the joint venture, the JV Partner will contribute, in cash, 65% of the total joint venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership will contribute its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution of approximately $3,500,000. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership will act as the managing member for the joint venture. The joint venture is expected to close in May 2004.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multi-family apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Company’s Board of Directors (the “Board”), which is composed solely of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

On March 31, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Bear Creek Limited Partnership, purchased Bear Creek Apartments (“Bear Creek”) from an unaffiliated third party. The purchase price of $4,900,000 was funded with available cash. The Bear Creek Apartments is a 152-unit multi-family apartment community located in Dallas, Texas. Prior to the sale, the seller had acquired the property through foreclosure.

   Contractual Obligations

The primary obligations of the Company relate to its borrowings under the mortgage note payable. The $201,250,695 in mortgage notes payable have varying maturities ranging from 5 to 10 years. The following table summarizes our contractual obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter
Long Term Debt	$1,403,830	$2,168,122	$2,958,885	$49,015,014	$2,515,928	$143,188,916
Capital Lease Obligations	--	--	--	--	--	--
Operating Lease Obligations	--	--	--	--	--	--
Purchase Obligations**	--	--	--	--	--	--
Other long-term liabilities reflected on the
Balance Sheet under GAAP	--	--	--	--	--	--

** The Company has obligations under numerous contracts with various service providers at its properties. None of these contracts are for periods greater than one year or are material either individually or in aggregate to the Company’s financial statements.

Declaration of Dividends and Distributions

On March 25, 2003, the Company’s Board declared a dividend on the outstanding shares of the Company’s 9% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) at an annual rate of 9% of the stated liquidation preference of $25 per share dividend is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record on February 10, May 10, August 10 and November 10, respectively, in the amount of $.5625 per share per quarter. For the quarter ended March 31, 2004, the Company declared aggregate dividends of $1,675,213 of which $837,607 is payable and included on the balance sheet in Dividends and Distributions Payable.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners. On the same day, the Board also declared a common dividend of $.004656 per share on the Company’s Class B common stock. The last distribution declared for the quarter ended December 31, 2003 was paid on February 15, 2004. The Company’s policy to provide for distributions is based on available cash and board approval. On May 11, 2004, the Board declared two additional distributions referred to above payable on May 15, 2004 and August 15, 2004.

Results of Operations and Financial Condition

As a result of changes in the composition of the Company’s current portfolio of properties (the “Total Portfolio”), the financial statements show significant changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the quarter ended March 31, 2004 and 2003 show changes attributable to the properties that were owned by the Company throughout each period compared (the “Same Property Portfolio’). Following the comparison of the operating results for the quarter ended March 31, 2004 and 2003 based on Same Property Portfolio results is a comparison of selected changes in results that the Company has identified that warrant disclosure on a Total Property Portfolio basis.

The entities comprising the Berkshire Income Realty Predecessor Group are deemed to be our predecessors for accounting purposes. Because we did not have any operations until the second quarter of 2003, the following discussion relates to our operations for the quarter ended March 31, 2004 and the operations of the Berkshire Income Realty Predecessor Group for the quarter ended March 31, 2003.

   Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2003 and owned through March 31, 2004. The Total Property Portfolio includes the effect of the additional rental property acquired after January 1, 2003.

	Same Property Portfolio					Total Property Portfolio
	2004	2003	Increase/ Decrease	% Change		2004	2003	Increase/ Decrease	% Change
Revenue:
Rental	$ 6,693,855	$6,606,860	86,995	1.32%		$8,832,565	$6,606,860	2,225,705	33.69%
Interest	8,616	32,380	(23,764)	(73	.39)%	251,818	32,380	219,438	677.70%
Utility Reimbursement	126,885	108,611	18,274	16.83%		135,734	108,611	27,123	24.97%
Other	234,839	244,548	(9,709)	(3	.97)%	342,997	244,548	98,449	40.26%

Total Revenue	7,064,195	6,992,399				9,563,114	6,992,399

Operating Expenses:
Operating	1,927,041	1,614,342	312,699	19.37%		2,457,112	1,614,342	842,772	52.21%
Maintenance	519,656	477,286	42,370	8.88%		594,686	477,286	117,400	24.60%
Real estate taxes	592,895	564,226	28,669	5.08%		1,073,682	564,226	509,456	90.29%
General and administrative	116,019	147,604	(31,585)	(21	.40)%	349,134	147,604	201,530	136.53%
Management fees	323,951	432,368	(108,417)	(25	.08)%	621,494	432,368	189,126	43.74%

Net Operating Income	3,584,633	3,756,573				4,467,006	3,756,573

Non-operating expenses:
Depreciation	1,881,666	1,453,032	428,634	29.50%		2,703,381	1,453,032	1,250,349	86.05%
Amortization of acquired in-place leases	--	--	--	--		454,637	--	454,637	100.00%
Interest	2,073,651	1,928,126	145,525	7.55%		2,699,803	1,928,126	771,677	40.02%

Total Non-operating expenses	3,955,317	3,381,158				5,857,821	3,381,158

Income (loss)	$ (370,684)	$ 375,415				$(1,390,815)	$375,415

Comparison of the three months ended March 31, 2004 to three months ended March 31, 2003 (Same Property Portfolio).

Revenues increased due to several reasons. All of the same store properties had standard rental rate increases between 1% to 3%, with the exception of Windward Lakes and Walden Pond properties, of which gross apartment rent decreased by approximately 0.7%. Rent concessions at the properties decreased for the same four properties that had rental rate increases, resulting in higher revenues. Rent concessions increased at Windward Lakes due to the ongoing upgrading of model units and exterior, which negatively impacted the appearance of the property while undergoing these changes. Walden Pond has been experiencing a softening market and general lack of economic growth, which prevented increases in rental rates referred to above, as well as causing increases in concessions. Finally, vacancies at the Seasons of Laurel property offset increases in rental rates due to the ongoing rehab at the property. Vacancies at Seasons of Laurel increased from $262,033 in the three months ended March 31, 2003 to $637,480 in the three months ended March 31, 2004. This increase of 41% at Seasons of Laurel resulted in an offset of the overall increase in rental income and decrease in concessions, resulting in a small net increase in revenues for the quarter as compared to the same period in 2003.

Operating expenses increased due to several reasons. First, payroll and related benefits increased at 5 of the 6 properties, mainly due to rehab projects that require additional staff and the addition of leasing agents to increase revenues. The increase in payroll and benefits was approximately $139,702. Utilities also increased due to price increases on gas and higher usage at the properties that experience increases in physical occupancy.

Maintenance expenses increased due to increased maintenance at Seasons of Laurel and Windward Lakes, which are both going through rehabilitation. Those costs associated with upgrading the properties that were not deemed to be capitalizable were expensed, such as landscaping costs, painting, decorating and contract labor. Maintenance expense increases for Seasons of Laurel and Windward Lakes were 23.50% and 43.9%, respectively.

General and administrative expenses decreased due to elimination of certain centralized services that were charged to the properties in the past and are no longer being charged, as well as reductions in related party fees such as legal expenses.

Management fees decreased due to a reduction in the property management fee from 5% of gross income to 4% of gross income, which was effective in the second quarter of 2003.

Comparison of the three months ended March 31, 2004 to three months ended March 31, 2003 (selected Total Property Portfolio.)

Total interest income increased due to the increase in cash over the period as compared to the same period in 2003. Due to the organizational and operational requirements that the Company is subject to as a REIT, the Company invested the cash in a money market and bank accounts that yield a small return on investment. Based on the average balance held, the Company recorded interest revenues significantly higher than in prior period, which increased overall revenue results.

General and administrative expenses increased due to expenses that will continue to be incurred by the Company in the future that were not incurred in the prior period due to the formation of the Company. These expenses, such as board of directors’ fees, audit fees, legal fees and other fees will continue to be incurred as well as additional future increases in general and administrative expenses for compliance with the Sarbanes-Oxley Act of 2002.

Acquired in-place leases and tenant relationships are currently being amortized over a one and two year period, respectively, for those properties in the Company’s portfolio that were acquired in the last two quarters. Amortization of these assets increases the expense incurred earlier in the properties’ life through amortization rather than over the Company’s policy to depreciate a building over a 27.5 year life. This treatment results in lower net income for the Company in the first year that a property is acquired, and as the Company continues to acquire additional properties during the year, may decrease net operating results of the Company even further.

Mortgage Debt to Fair Market Value of Real Estate Assets

        The Company’s total mortgage debt summary and debt maturity schedule, as of March 31, 2004, is as follows:

        Mortgage Debt Summary as of March 31, 2004

	$	Weighted Average Rate
Collateralized - Fixed Rate	$201,250,695	5.36%

         Debt Maturity Schedule as of March 31, 2004

Year	$	% of Total
2004	$ 1,403,830	0.70
2005	2,168,122	1.08
2006	2,958,885	1.47
2007	49,015,014	24.35
2008	2,515,928	1.25
Thereafter	143,188,916	71.15

Total	$201,250,695	100.00%

The Company’s “Mortgage Debt–to-Fair Market Value of Real Estate Assets” as of March 31, 2004 is presented in the following table. The Company calculates the fair market value of real estate assets based on the most recently available third party appraisal. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio” which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in these financial statements.

The information regarding “Mortgage Debt–to-Fair Market Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multi-family apartment communities, net of accumulated depreciation. At March 31, 2004, the aggregate net book value of our real estate assets was $177,458,332.

Fair Market Value of Real Estate as of March 31, 2004
Fair Market Value	Mortgage Debt	Loan-to-Value
$281,745,000	$201,250,695	71.43%

The fair market values are based on third party appraisals or recent purchase price obtained between June 2002 and March 2004 for all of the properties within the portfolio. The individual values range from $4,900,000 to $90,500,000.

Funds From Operations

The Company has adopted the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers Funds from Operations (“FFO”) to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties and real estate related depreciation and amortization. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income (loss) as presented in the financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

The Company’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in our financial statements.

The following table presents a reconciliation of Net Income (loss) to Funds from Operations for the three months ended March 31, 2004 and 2003:

	March 31,
	2004	2003
Net Income (loss)	($1,059,590)	375,415
Add:
Depreciation of real property	1,998,050	1,107,320
Amortization of acquired in-place leases and tenant
relationships	454,637	--

Funds from Operations	$ 1,393,097	1,482,735

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2002 and 2003, many regions of the United States experienced varying degrees of economic recession and certain recessionary trends, such as increased cost of obtaining sufficient property and liability insurance coverage, reductions in short-term interest rates and a temporary reduction in occupancy. In light of this, we intend to continue to review our business strategy. However, we believe that given our property type, garden styled residential apartment communities and the geographic regions in which our properties are located, these recessionary trends have not had a material effect on our financial performance and we do not anticipate any changes in our strategy.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company were to become regulated as an investment company, then, among other things, the Company’s ability to use leverage would be substantially reduced and there would be restrictions on certain types of fees paid. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate” (i.e., “Qualifying Interest”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of March 31, 2004, the Company determined that it is in and has maintained compliance with this requirement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s mortgage notes are all fixed rates, therefore the Company’s debt is not sensitive to the market except upon maturity or ultimate sale of the properties. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Mortgage Debt, Including Current Portion
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate	$1,403,830	$2,168,122	$2,958,885	$49,015,014	$2,515,928	$143,188,916	$201,250,695	$201,250,695
Average Interest Rate	5.51%	5.49%	5.49%	5.38%	5.33%

The table above reflects the mortgage notes payable as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal actions arising in the ordinary course of its business, such as those relating to tenant issues. All such proceedings taken together are not expected to have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits:

31.1	Certification of Principal Executive Officer Pursuant of 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

In a Form 8-K /A filed on January 13, 2004, the Registrant reported under Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits” the financial statements of St. Marin/Karrington Apartments.

In a Form 8-K filed on February 12, 2004, the Registrant reported under Item 2, “Acquisition or Disposition of Assets” its acquisition of Pond Apple Creek Apartments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.

May 17, 2004	/s/ David C. Quade
David C. Quade
President and Chief Financial Officer