Form 10-Q
period 2004-06-30
BERKSHIRE INCOME REALTY INC
filed 2004-08-13
CIK 1178862

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Act)

Yes	No	X

There were 1,283,313 shares of Class B common stock outstanding as of August 13, 2004.

	BERKSHIRE INCOME REALTY, INC. TABLE OF CONTENTS
ITEM NO.		PAGE NO.

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS:

	BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

	Consolidated Balance Sheets (unaudited) at June 30, 2004 and December 31, 2003	3

	Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and six months ended June 30, 2004 and 2003	5

	Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2004 (unaudited)	6

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and 2003	7

	Notes to Financial Statements (unaudited)	8

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

PART II	OTHER INFORMATION

Item 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	28

PART I. Financial Information

Item 1. Financial Statements:

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Multi-family apartment communities, net of accumulated depreciation of
$107,768,538 and $102,609,721, respectively	$ 154,495,069	$ 145,222,916
Cash and cash equivalents	29,176,847	42,145,947
Available for sale securities, at fair value	18,563,674	18,488,414
Cash restricted for tenant security deposits	857,409	856,498
Replacement reserve escrow	378,469	318,708
Prepaid expenses and other assets	4,665,745	5,113,200
Investment in Mortgage Funds	19,808,175	24,046,908
Investment in Multifamily Joint Venture	2,222,698	-
Acquired in place leases and tenant relationships, net of accumulated
amortization of $891,752 and $212,200, respectively	587,722	1,061,004
Deferred expenses, net of accumulated amortization of $467,264 and
$323,067 respectively	1,511,739	1,621,498

Total assets	$ 232,267,547	$ 238,875,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$ 183,283,695	$ 184,471,204
Due to affiliates	1,147,378	1,318,755
Dividends and distributions payable	1,087,607	1,087,593
Accrued expenses and other liabilities	3,203,433	3,268,859
Tenant security deposits	1,064,074	971,363

Total liabilities	189,786,187	191,117,774

Commitments and Contingencies	-	-

Minority interests	-	-

Stockholders' equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par
value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares
issued and outstanding at June 30, 2004 and December 31, 2003	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0
shares issued and outstanding at June 30, 2004 and December 31, 2003	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized;
1,283,313 shares issued and outstanding at June 30, 2004 and December 31, 2003	12,833	12,833
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares
issued and outstanding at June 30, 2004 and December 31, 2003	-	-
Accumulated deficit	(27,742,303)	(22,452,115)
Accumulated other comprehensive loss	-	(14,229)

Total stockholders' equity	42,481,360	47,757,319

Total liabilities and stockholders' equity	$ 232,267,547	$ 238,875,093

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Revenue:
Rental	$ 9,056,202	7,081,371	$ 17,888,767	$ 13,689,245
Interest	234,194	34,680	486,012	66,716
Utility reimbursement	127,653	98,208	263,387	207,304
Other	353,366	308,461	696,363	552,337

Total revenue	9,771,415	7,522,720	19,334,529	14,515,602

Expenses:
Operating	2,305,189	1,653,138	4,762,301	3,274,982
Maintenance	724,965	597,868	1,319,651	1,069,092
Real estate taxes	1,077,124	610,305	2,150,806	1,174,049
General and administrative	369,065	525,193	718,199	672,888
Management fees	653,862	675,869	1,275,356	1,108,294
Depreciation	2,739,588	2,181,979	5,442,969	3,635,200
Loss on extinguishment of debt	-	252,000	-	252,000
Organizational costs	-	213,000	-	213,000
Interest	2,754,441	1,822,178	5,454,244	3,749,926
Loss on sale of securities	163,630	-	163,630	-
Amortization of acquired in-place
leases and tenant relationships	318,300	-	772,937	-

Total expenses	11,106,164	8,531,530	22,060,093	15,149,431

Other revenues:
Gain on transfer of property to Multifamily Joint Venture	232,704	-	232,704	-

Loss before minority interest in properties, equity in loss of
Multifamily Joint Venture, equity in income of Mortgage Funds,
minority common interest in Operating Partnership	(1,102,045)	(1,008,810)	(2,492,860)	(633,829)

Minority interest in properties	(62,868)	(94,203)	(108,810)	(94,203)

Equity in loss of Multifamily Joint Venture	(102,674)	-	(102,674)	-

Equity in income of Mortgage Funds	887,404	1,729,786	1,264,571	1,729,786

Minority common interest in Operating Partnership	(488,050)	-	(488,050)	-

Net income (loss)	$ (868,233)	$ 626,773	$(1,927,823)	$ 1,001,754

Preferred dividend	(1,675,202)	(1,600,886)	(3,350,415)	(1,600,886)

Net loss available to common shareholders	$(2,543,435)	$ (974,113)	$(5,278,238)	$ (599,132)

Basic and diluted earnings per share data:
Net loss per common share	$ (1.98)	$ (0.80)	$ (4.11)	$ (0.98)

Weighted average number of common shares
outstanding, basic and diluted	1,283,313	1,214,106	1,283,313	610,457

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net income (loss)	$(868,233)	$626,773	$(1,927,823)	$1,001,754

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(15,881)	0	14,229	0

Comprehensive income (loss):	$(884,114)	$626,773	$(1,913,594)	$1,001,754

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(unaudited)

	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2003	2,978,110	$70,210,830	1,283,313	$12,833	$(22,452,115)	$(14,229)	$ 47,757,319
Net loss	-	-	-	-	(1,927,823)	-	(1,927,823)
Net unrealized gain on
available for sale securities	-	-	-	-	-	14,229	14,229
Distributions to common shareholders	-	-	-	-	(11,950)	-	(11,950)
Distributions to preferred shareholders	-	-	-	-	(3,350,415)	-	(3,350,415)

Balance at June 30, 2004	2,978,110	$70,210,830	1,283,313	$12,833	$(27,742,303)	$ -	$ 42,481,360

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(1,927,823)	$ 1,001,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	148,643	100,773
Amortization of acquired in-place leases and tenant relationships	772,937	-
Depreciation	5,442,969	3,635,200
Loss on the extinguishment of debt	-	250,491
Loss on available for sale securities	163,630	-
Minority interest in properties	108,810	94,203
Accretion of Mortgage Funds	(435,357)	-
Equity in loss of Multifamily Joint Venture	102,674	-
Gain on transfer of Multifamily Joint Venture	(232,704)	-
Minority interest in Operating Partnership	488,050	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	240,345	66,622
Prepaid expenses and other assets	286,292	705,329
Due to/from affiliate	(171,637)	(1,309,215)
Accrued expenses and other liabilities	188,624	1,036,415

Net cash provided by operating activities	5,175,453	5,581,572

Cash flows from investing activities:
Capital improvements	(4,848,564)	(1,507,848)
Acquisition of multifamily apartment communities	(33,057,228)	(7,068,170)
Proceeds received from transfer of property to Multifamily Joint Venture	3,831,728	-
Purchase of available for sale securities	(224,661)	-
Investments in Mortgage Funds	-	(213,139)
Deposits to replacement reserve	(232,815)	-
Withdrawals from replacement reserve	173,053	72,461
Distributions from investment in Multifamily Joint Venture	150,201	-
Investment in Multifamily Joint Venture	(387,436)	-
Cash shortfall distribution from Multifamily Joint Venture	379,527	-
Distributions from investment of Mortgage Funds	4,674,090	25,520,272
Acquisition of in-place leases and tenant relationships	(643,450)	-

Net cash provided by (used in) investing activities	(30,185,555)	16,803,576

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,187,509)	(726,152)
Prepayments of mortgages notes payable	-	(16,457,034)
Borrowings from mortgage notes payable	17,400,000	-
Syndication costs	-	(333,575)
Deferred financing costs	(212,264)	-
Distributions to owners	-	(104,079)
Contributions from owners	-	1,448,106
Distributions to minority interest in properties	(108,810)	(94,203)
Distributions on common operating partnership units	(500,000)	-
Distributions to preferred shareholders	(3,350,415)	(763,293)

Net cash provided by (used in) financing activities	12,041,002	(17,030,230)

Net increase (decrease) in cash and cash equivalents	(12,969,100)	5,354,918
Cash and cash equivalents at beginning of period	42,145,947	4,852,257

Cash and cash equivalents at end of period	$ 29,176,847	$ 10,207,175

Supplemental disclosure:
Cash paid for interest	$ 6,179,464	$ 6,838,269

Supplemental disclosure of non-cash investing and financing activities:

Dividends declared and payable to preferred shareholders	$ 837,607	$ 837,593
Distribution declared and payable to common shareholders	$ 250,000	$ -
Issuance of preferred shares in exchange for interests in Mortgage Funds	$ -	$ 74,452,750
Syndication costs included in due to affiliates	$ -	$ 3,908,345
Transfer of Marina Mile property to Multifamily Joint Venture	$ 23,190,670	$ -
Transfer of Marina Mile mortgage notes payable to Multifamily Joint Venture	$ 17,400,000	$ -
Transfer of Marina Mile other assets and liabilities to Multifamily Joint Venture, net	$ 103,507	$ -
Capital improvements included in accrued expenses and other liabilities	$ -	$ 310,000

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was organized on July 19, 2002. The Company is in the business of acquiring, owning and operating multi-family apartment communities. As of June 30, 2004, the Company owned, or had an interest in, 10 multi-family apartment communities consisting of a total of 4,163 apartment units.

Discussion of acquisitions for the six months ended June 30, 2004

On January 28, 2004, our operating partnership, Berkshire Income Realty — OP, L.P. (the “Operating Partnership”), through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multi-family apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms’ length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. Effective May 1, 2004, the Company consummated a joint venture relationship (the “Multifamily Joint Venture”) with an unrelated third party (the “JV Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Joint Venture, the JV Partner contributed, in cash, 65% of the total Multifamily Joint Venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution representing a return of capital, of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to, in addition to its 35% pro rata share, additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership is the managing member of the L.L.C.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multi-family apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Company’s Board of Directors (the “Board”), which is composed solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

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

New Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The Company adopted FIN 46R during the first quarter of 2004. The Company evaluated its investments in the six mortgage funds (the “Mortgage Funds”), interests for which it previously offered (the “Offering”) to exchange shares of its 9% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), and its investment in the Multifamily Joint Venture and concluded that the investments did not meet the requirements for consolidation under FIN 46R.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Unaudited interim financial statements

The accompanying interim financial statements of the Company are unaudited; however, the financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 and Forms 8-K/A filed on April 12, 2004 for the significant acquisitions of Marina Mile, as well as the Form 8-K filed on April 14, 2004 for the acquisition of Laurel Woods and Bear Creek.

2. MULTI-FAMILY APARTMENT COMMUNITIES

The Company allocates the acquisition cost of real estate to land, building, tenant relationships and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized to expense over the initial term of the respective leases.

The results of operations of Laurel Woods and Bear Creek, both acquired in 2004, are included in the Company’s June 30, 2004 consolidated Statement of Operations for the period subsequent to the purchase date. The purchase prices of Laurel Woods and Bear Creek were $5,250,000 and $4,900,260, respectively. The following condensed information provides the amount assigned to each major asset category of the respective properties on the acquisition dates, which are included on the Company’s June 30, 2004 consolidated balance sheet:

	Laurel Woods	Bear Creek

Multifamily apartment communities	$5,151,566	$4,792,404
Acquired in-place leases	75,620	61,706
Tenant relationships	22,814	46,150

Total recorded at acquisition date	$5,250,000	$4,900,260

3. AVAILABLE-FOR-SALE SECURITIES

The following summarizes the Company’s holdings of available-for-sale securities by major security type as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Cost	$ 18,500,000	$ 18,500,000
Dividend income reinvested	227,304	2,643
Total unrealized loss	-	(14,229)
Total realized loss	(163,630)	-

Aggregate fair value	$ 18,563,674	$ 18,488,414

4. INVESTMENT IN MORTGAGE FUNDS

The Company’s investments in the Mortgage Funds consist of the following:

Mortgage Fund	Nominal Ownership

Krupp Government Income Trust I ("GIT")	30.76%
Krupp Government Income Trust II ("GIT II)	28.81%
Krupp Income Partnership ("KIP")	29.66%
Krupp Income Partnership III ("KIP III")	28.63%

The summarized balance sheets of the individually significant investment in each of the Mortgage Funds and the combined investment in Mortgage Funds for the six months ended June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004

	GIT II	Total other investments in Mortgage Funds	Combined

ASSETS

Mortgage investments	$ 44,105,420	$ 24,459,152	$ 68,564,572
Cash and cash equivalents	4,018,939	4,513,180	8,532,119
Other assets	698,222	578,723	1,276,945

Total assets	$ 48,822,581	$ 29,551,055	$ 78,373,636

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	$ 55,047	$ 776,458	$ 831,505
Shareholders' equity	48,767,534	28,774,597	77,542,131

Total liabilities and shareholders' equity	$ 48,822,581	$ 29,551,055	$ 78,373,636

Company's share of equity	14,049,927	8,511,714	22,561,641
Basis differential (1)	(1,857,194)	(896,272)	(2,753,466)

Carrying value of the Company's investment in Mortgage Funds	$ 12,192,733	$ 7,615,442	$ 19,808,175

	December 31, 2003

	GIT II	Total other investments in Mortgage Funds	Combined

ASSETS

Mortgage investments	$ 45,079,586	$ 38,687,776	$ 83,767,362
Cash and cash equivalents	5,454,067	3,918,598	9,372,665
Other assets	852,987	256,513	1,109,500

Total assets	$ 51,386,640	$ 42,862,887	$ 94,249,527

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	$ 183,380	$ 677,376	$ 860,756
Shareholders' equity	51,203,260	42,185,511	93,388,771

Total liabilities and shareholders' equity	$ 51,386,640	$ 42,862,887	$ 94,249,527

Company's share of equity	$ 14,751,659	$ 12,488,725	$ 27,240,384
Basis differential (1)	(2,012,971)	(1,180,505)	(3,193,476)

Carrying value of the Company's investment in Mortgage Funds	$ 12,738,688	$ 11,308,220	$ 24,046,908

(1)     This amount represents the difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of the Mortgage Fund Interests for which the acquisition price was less than the underlying equity in the net assets of the Mortgage Funds.

The summarized statements of operations of each individually significant investment in Mortgage Funds and the combined investment in Mortgage Funds for the three and six months ended June 30, 2004 are as follows:

	Three months ended June 30, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined

Revenues	$ 762,752	$1,654,600	$2,417,352
Expenses	296,074	234,206	530,280

Net income	$ 466,678	$1,420,394	$1,887,072

Company's share of net income	134,450	420,804	555,254
Amortization of basis differential	83,608	248,542	332,150

Equity in income of Mortgage Funds	$ 218,058	$ 669,346	$ 887,404

	Six months ended June 30, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined

Revenues	$1,663,602	$2,377,696	$4,041,298
Expenses	648,121	564,320	1,212,441

Net income	$1,015,481	$1,813,376	$2,828,857

Company's share of net income	292,560	536,654	829,214
Amortization of basis differential	167,216	268,141	435,357

Equity in income of Mortgage Funds	$ 459,776	$ 804,795	$1,264,571

	Three and Six months ended June 30, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined

Revenues	$1,586,724	$4,946,354	$6,533,078
Expenses	520,516	617,499	1,138,015

Net income	$1,066,208	$4,328,855	$5,395,063

Company's share of net income	292,456	1,248,825	1,541,281
Amortization of basis differential	147,386	41,119	188,505

Equity in income of Mortgage Funds	$ 439,842	$1,289,944	$1,729,786

* Revenues and expenses are the same for the three and six months ended June 30, 2003 since the exchange of the Mortgage Funds and Preferred Shares occurred during the second quarter.

The Company expects to receive liquidation proceeds from KIP and KIP III in the third and fourth quarter of 2004.

5. INVESTMENT IN MULTIFAMILY JOINT VENTURE

Effective May 1, 2004, the Company consummated the Multifamily Joint Venture with the JV Partner whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of the ownership of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Joint Venture, the JV Partner contributed, in cash, 65% of the total Multifamily Joint Venture equity in exchange for a 65% interest in the L.L.C. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to an effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership is the managing member for the Multifamily Joint Venture. The Company evaluated its investment in the Multifamily Joint Venture and concluded that the investment did not fall under the requirements of FIN 46R, therefore the Company accounted for the investment under SOP 78-9 as an equity method investment.

To the extent that the Company contributes assets to a joint venture, the Company s investment in joint venture is recorded at the Company s cost basis in the assets, which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company s share of equity in net income of joint venture. In accordance with the provisions of Statement of Position 78-9 Accounting for Investments in Real Estate Ventures, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

As a result of the Multifamily Joint Venture, Marina Mile, as a multi-family apartment community, is excluded in the consolidated balance sheet, and the results of operations after May 1, 2004 is included in the caption, “Equity in loss of Multifamily Joint Venture.” The Company’s interest in the Multifamily Joint Venture is included on the consolidated balance sheet as “Investment in Multifamily Joint Venture.” For the six months ended June 30, 2004, the Company recognized a net loss on the investment in the Multifamily Joint Venture of $102,674.

6. DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On May 11, 2004, the Board authorized the general partner of the Operating Partnership to distribute two quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners, payable on May 15, 2004 and August 15, 2004. On the same day, the Board also declared a common dividend of $.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions. The Company’s policy to provide for distributions is based on available cash and Board approval.

7. MINORITY INTERESTS

Minority Interest in Operating Partnership

In accordance with the Emerging Issues Task Force Issue (EITF) No. 94-2, Treatment of Minority Interest in Certain Real Estate Investment Trusts, KRF Company and affiliates’ common limited partnership interest in the Operating Partnership are being reflected as “Minority Interest in Operating Partnership” in the financial statements of the Company. Upon completion of the Offering on April 4, 2003 and April 18, 2003, the net equity to the common and general partner interests in the Operating Partnership was less than zero after an allocation to the Company and affiliates’ preferred interest in the Operating Partnership. Further, KRF Company and affiliates have no obligation to fund such deficit. Accordingly, for financial reporting purposes, KRF Company and affiliates’ minority interest in the Operating Partnership has been reflected as zero with common stockholders’ equity being reduced for the deficit amount.

In accordance with the guidance in EITF No. 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, earnings of the Operating Partnership are first being allocated to the preferred interests held by the Company. The remainder of earnings, if any, are allocated to the Company’s general partner and KRF Company and affiliates’ common limited partnership interests in accordance with their relative ownership percentages. The excess of the allocation of income to KRF Company and affiliates over cash distributed to them will be credited directly to the Company’s equity (with a corresponding debit to minority interest) until the minority interest deficit that existed upon the completion of the Offering is eliminated. Distributions to the minority holders in excess of their investment basis are recorded in the Company’s statement of operations as Minority Interest in the Operating Partnership.

The Company’s results of operations for the six months ended June 30, 2004 is a net loss of $1,927,823. This net loss, combined with the preferred dividend distribution, results in a loss available for common equity. Since there is no positive basis in the Operating Partnership, there is no allocation of the loss to the minority common interest in the Operating Partnership at June 30, 2004 except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority interest in the Operating Partnership for the six months ended June 30, 2004:

	Minority Common Interest in Operating Partnership	Company's Interest in Operating Partnership	Total Common Owners' Deficit

Balance at December 31, 2003	$(23,693,916)	$ 1,254,634	$(22,439,282)
Distributions to common interest in Operating
Partnership	(488,050)	(11,950)	(500,000)
Minority common interest in Operating
Partnership	(4,675,703)	(114,485)	(4,790,188)

Balance at June 30, 2004 (1)	$(28,857,669)	$ 1,128,199	$(27,729,470)

(1)     Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of June 30, 2004, the minority common interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

8. RELATED PTY TRANSACTIONS

During the six months ended June 30, 2004 and 2003, the Company paid acquisition fees to its advisor on the following acquisitions:

Acquisition	2004	2003

Laurel Woods	$ 52,500	-
Bear Creek	49,000	-
Windward Lakes	-	$190,000
Gables	-	69,250

Total	$101,500	$259,250

The respective acquisition fees have been paid pursuant to the advisory services agreement, and have been capitalized and included in Multi-family apartment communities in the accompanying Consolidated Balance Sheet, except for Windward Lakes, which was expensed. The acquisitions of Laurel Woods and Bear Creek occurred in the first quarter. There have been no acquisitions in the second quarter ended June 30, 2004.

Amounts accrued or paid to the Company’s affiliates for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Property management fees	$ 373,709	$ 436,301	$ 734,280	$ 766,548
Expense reimbursements	65,153	6,182	110,483	6,182
Salary reimbursements	990,724	658,259	2,017,089	1,247,134
Asset management fees	280,153	49,995	541,076	151,746

Total	$1,709,739	$1,150,737	$3,402,928	$2,171,610

Expense reimbursements due to affiliates of $1,769,226 and $1,706,171 are included in Due to affiliates at June 30, 2004 and December 31, 2003, respectively, in the accompanying balance sheets.

Expense reimbursements due from affiliates of $975,712 and $741,280 are included in Due to affiliates at June 30, 2004 and December 31, 2003, respectively, in the accompanying balance sheets.

Additional amounts due to affiliates of $353,864 at June 30, 2004 and December 31, 2003, respectively, in the accompanying Consolidated Balance Sheets represent accrued interest related to the McNab debt, development fees and shared services.

The Company purchased Laurel Woods, located in Austin, Texas, from an affiliate of the Company for $5,250,000 funded with available cash. The acquisition was approved by the audit committee.

The Company has an investment in the Mortgage Funds, which are affiliates of the Company, which it does not control. The investment, which is recorded on the equity method, is included in the Consolidated Balance Sheet, and the related equity in income of Mortgage Funds in the Consolidated Statements of Operations is included as a component of net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

You should read the following discussion in conjunction with the Company’s financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and Forms 8-K/A filed on April 12, 2004 for the significant acquisition of Marina Mile, as well as the Form 8-K filed on April 14, 2004 for the acquisitions of Laurel Woods and Bear Creek.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multi-family apartment communities in the Baltimore/Washington D.C., Southeast and Southwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of August 13, 2004, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

The six-month period ended June 30, 2004 was a positive quarter for the Company in terms of increasing the size of the Company’s portfolio. The Company acquired two new properties in Texas, Laurel Woods and Bear Creek, thereby increasing the Company’s existing presence in that market. The two Texas properties were purchased subsequent to foreclosure from the foreclosing lenders. The Company continues to look to acquire properties in markets where there is an existing management presence as well as in new markets when the Company finds opportunities. The Company also acquired a property in South Florida, and subsequently entered into a joint venture agreement pursuant to which the Company contributed the acquired property in exchange for an interest in the newly formed joint venture. This transaction allowed the Company to obtain additional funds to either acquire new properties or enter into additional joint ventures in the future. In terms of operating results, physical occupancy at June 30, 2004 at St. Marin/Karrington was at 89.25%. The Company continues to experience softening in the Dallas market where St. Marin/Karrington is located, due to move outs resulting from job losses in the area and an increase in home buying due to low interest rates. The Company is attempting to increase occupancy by aggressively marketing the property, and as a result has experienced strong leasing success through May, June and through July. Hannibal, Seasons and Century have increased physical occupancy as of June 30, 2004, contributing to higher rental revenue for the six-month period ended June 30, 2004 from year end. These increases were offset by increased vacancies and concessions at Laurel Woods, Gables and Walden, as well as Seasons. Seasons, which is undergoing a rehabilitation project requiring approximately 5% of units to be offline at any point in time, ended the quarter with physical occupancy at 88.40%, which is not reflective of market conditions.

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

Forward Looking Statements Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words “may” “will” “should” “could” “expects” “plans” “anticipates” “believes” “estimates” “predicts” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes including changes to laws governing the taxation of real estate investment trusts (“REITs”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those set forth in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2003 and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.The risks listed herein are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

New Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The Company adopted FIN 46R during the first quarter of 2004. The Company evaluated its investments in the Mortgage Funds and its investment in the Multifamily Joint Venture and concluded that the investments did not meet the requirements for consolidation under FIN 46R.

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2004 and December 31, 2003, the Company had $47,740,521 and $42,145,947 of cash and cash equivalents and short term investments, respectively.

The Company’s principal liquidity demands are expected to be distributions to its preferred shareholders, capital improvements, rehabilitation projects, repairs and maintenance for the properties, acquisition of additional properties and debt repayments.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and cash distributions from its investments, including the Company’s investments in the Mortgage Funds and its investment in the Multifamily Joint Venture. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.

The Company intends to meet its long-term liquidity requirements through distributions of principal from its investments in the Mortgage Funds and property debt financing. The Company may continue to expand its purchasing power through the use of joint venture relationships with other companies. Management has not concluded that the sale of any properties in the Company’s portfolio would be beneficial strategically or otherwise, although we cannot be certain that no such dispositions will actually occur.

The Company plans to obtain mortgages on its Laurel Woods and Bear Creek properties in the next quarter, which will provide the Company with additional funds.

Capital Expenditures

The Company incurred $1,824,628 and $236,844 in recurring capital expenditures during the six months ended June 30, 2004 and 2003, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $2,956,406 and $120,052 in renovation related capital expenditures during the six months ended June 30, 2004 and 2003, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property which is expected to last for three years. The total cost of the project was expected to be approximately $8,100,000, or $7,444 per apartment unit. Through June 30, 2004, the Company has completed approximately 42% of the 1,088 apartment units and has spent $2,952,238. The Company received notification from the original contractor acknowledging their desire to renegotiate the contract which would have potentially increased the total cost by 10% — 15% of the total anticipated cost referred to above. After negotiations, the Company decided to change its contractor on the project. As a result of the change, the Company estimates the total cost will be approximately 5% over the initial estimate referred to above. The Company also completed construction on Season’s new fitness center and held a grand opening in July.

In January 2004, the Company authorized the renovation of 251 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project is expected to be approximately $1,455,310, or $5,775 per apartment unit, and is expected to be completed by August 2005. Through June 30, 2004, the Company has completed approximately 14% of the project and has spent $201,081. The total cost of the project includes the estimated cost of an early buyout of the property’s preexisting laundry facility contract, of approximately $200,000. This contract has historically generated approximately $27,000 in revenue for the property each year. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.

Hannibal Grove also had three units upgraded/rehabilitated at a cost of approximately $12,000 each. The rehabilitated units were leased with premiums generating an approximate 10% return on investment. Property management proposed an expanded test program of 12 additional units including exterior hallway replacement totaling $200,000. Ownership approved the proposal and renovation on 5 test units began in April. The Company also replaced all windows at this property at a total cost of $714,815, which was completed in July 2004.

The Company recently approved changes to the scope of the initial clubhouse renovation plan implemented at its Windward Lakes property upon the acquisition of the property in 2003. The changes in original scope of the plan and final bidding on items within the original scope resulted in an increase of the overall project cost from approximately $365,000 to approximately $692,000. The clubhouse is scheduled for completion in September 2004.

The Company completed window replacements at its Dorsey’s Forge property in July 2004 at a total cost of $213,280.

The Company is currently evaluating renovation strategies at other properties in its portfolio, including the renovation of test units at various properties to test anticipated market acceptance and financial assumptions. As of June 30, 2004, the Company has not made any material commitments with respect to these additional projects. However, if after the appropriate level of evaluation is completed, the Company believes there are sufficient economic benefits to implementing additional renovation programs it is prepared to do so.

Acquisitions

On January 28, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multi-family apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms’ length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. Effective May 1, 2004, the Company consummated a joint venture relationship (“Multifamily Joint Venture”) with an unrelated third party (the “JV Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Joint Venture, the JV Partner contributed, in cash, 65% of the total joint venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership is the managing member for the Multifamily Joint Venture.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multi-family apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Company’s Board of Directors (the “Board”), which is composed solely of directors who are independent under applicable rules and regulations of the Securities Exchange Commission and American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

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

Declaration of Dividends and Distributions

On May 11, 2004, the Board authorized the general partner of the Operating Partnership to distribute two quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners, payable on May 15, 2004 and August 15, 2004. On the same day, the Board also declared a common dividend of $.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions. The Company’s policy to provide for distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

As a result of changes in the composition of the Company’s current portfolio of properties (the “Total Portfolio”), the financial statements show significant changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data is comparable. Therefore, the comparison of operating results for the quarter ended June 30, 2004 and 2003 show changes attributable to the properties that were owned by the Company throughout each period compared (the “Same Property Portfolio’). Following the comparison of the operating results for the quarter ended June 30, 2004 and 2003 based on Same Property Portfolio results is a comparison of selected changes in results that the Company has identified that warrant disclosure on a Total Property Portfolio basis.

The entities comprising the Berkshire Income Realty Predecessor Group are deemed to be our predecessors for accounting purposes. Because we did not have any operations until the second quarter of 2003, the following discussion relates to our operations for the quarter ended June 30, 2004 and the operations of the Berkshire Income Realty Predecessor Group for the quarter ended June 30, 2003.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2003 and owned through June 30, 2004. The Total Property Portfolio includes the effect of the additional rental property acquired after January 1, 2003.

	Same Property Portfolio Three Months June 30,					Total Property Portfolio Three Months June 30,

	2004	2003	Increase/decrease	% Change		2004	2003	Increase/decrease	% Change

Revenue:
Rental	$6,799,044	$ 7,436,322	(637,278)	(8	.57)%	$9,056,202	$7,081,371	1,974,831	27.89%
Interest	1,066	10,486	(9,420)	(89	.83)%	234,194	34,680	199,514	575.30%
Utility reimbursement	104,062	104,098	(36)	(0	.03)%	127,653	98,208	29,445	29.98%
Other	250,625	280,908	(30,283)	(10	.78)%	353,366	308,461	44,905	14.56%

Total Revenue	7,154,797	7,831,814				9,771,415	7,522,720

Operating Expenses:
Operating	1,612,086	1,733,673	(121,587)	(7	.01)%	2,305,189	1,653,138	652,051	39.44%
Maintenance	570,308	633,914	(63,606)	(10	.03)%	724,965	597,868	127,097	21.25%
Real estate taxes	559,867	673,371	(113,504)	(16	.86)%	1,077,124	610,305	466,819	76.49%
General and administrative	105,372	122,979	(17,607)	(14	.32)%	369,065	525,193	(156,128)	(29	.73)%
Organizational costs	-	-	-	-		-	213,000	(213,000)	(100	.00)%
Management fees	276,614	572,877	(296,262)	(51	.71)%	653,862	675,869	(22,007)	(3	.26)%

Total expenses	3,124,247	3,736,814				5,130,205	4,275,373

Net Operating Income	4,030,550	4,095,000				4,641,210	3,247,347

Non-operating expenses:
Depreciation	1,844,937	1,929,764	(84,827)	(4	.40)%	2,739,588	2,181,979	557,609	25.56%
Amortization of acquired in-place leases	-	-	-	-		318,300	-	318,300	100.00%
Loss on sale of securities	-	-	-	-		163,630	-	163,630	100.00%
Loss on the extinguishment of debt	-	252,000	(252,000)	(100	.00)%	-	252,000	(252,000)	(100	.00)%
Interest	2,194,182	2,435,548	(241,366)	(9	.91)%	2,754,441	1,822,178	932,263	51.16%

Total non-operating expenses	4,039,119	4,617,312				5,975,959	4,256,157

Income (loss) from operations	$ (8,569)	$ (522,312)				$(1,334,749)	$(1,008,810)

Comparison of the three months ended June 30, 2004 to three months ended June 30, 2003 (Same Property Portfolio)

Rental revenues decreased due to several reasons. All of the same properties had standard rental rate increases between 1% to 3%, with the exception of Windward and Walden properties, of which gross apartment rent decreased by approximately 0.7%. Rent concessions at the properties decreased for the same four properties that had rental rate increases, resulting in higher revenues. Rent concessions increased at Windward due to the ongoing upgrading of model units and exterior, which negatively impacted the appearance of the property while undergoing these changes. Walden has been experiencing a softening market and general lack of economic growth, which prevented increases in rental rates referred to above, as well as causing increases in concessions. Finally, significant vacancies at the Seasons property offset increases in rental rates due to the ongoing rehabilitation at the property. Vacancies at Seasons increased from $641,313 in the three months ended June 30, 2003 to $906,914 in the three months ended June 30, 2004, driven primarily by the rehabilitation project. This increase of 41% at Seasons resulted in an offset of the overall increase in rental income and decrease in concessions, thereby resulting in a net decrease in revenue for the quarter as compared to the same period in 2003.

Maintenance expenses decreased due to decreases at our same properties offset by increased maintenance at Seasons and Windward, which are going through rehabilitation. Those costs associated with upgrading the properties that were not deemed to be capitalizable were expensed, such as landscaping costs, painting, decorating and contract labor.

General and administrative expenses decreased due to elimination of fees related to certain centralized services that were separately charged to the properties in the past but are now included in the property management fee, as well as reductions in related party fees such as legal expenses.

Management fees decreased due to a reduction in the property management fee at all of our properties from 5% of gross income to 4% of gross income, which was effective in the second quarter of 2003.

Comparison of the three months ended June 30, 2004 to three months ended June 30, 2003 (selected Total Property Portfolio)

Total interest income increased due to the increase in cash over the period as compared to the same period in 2003. Due to the organizational and operational requirements that the Company is subject to as a REIT, the Company invested its cash in money market and bank accounts that yield a small return on investment. Based on the average balance held, the Company recorded interest revenue significantly higher than in the comparable period, which increased overall revenue results.

General and administrative expenses decreased due to expenses that were incurred in prior period due to the formation of the Company in 2002 and 2003, such as certain professional services, including legal and accounting. Some of these expenses, such as board of directors’ fees, audit fees, legal fees and other professional fees will continue to be incurred as well as additional future increases in general and administrative expenses for compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations.

Acquired in-place leases and tenant relationships are currently being amortized over a one and two year period, respectively, for those properties in the Company’s portfolio that were acquired in the last two quarters. Amortization of these assets increases the expense incurred earlier in the properties’ lives through amortization as compared to the Company’s policy to depreciate a building over a longer life. This treatment results in lower net income for the Company in the first year that a property is acquired, and as the Company continues to acquire additional properties during the year, may decrease net operating results of the Company even further.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2003 and owned through June 30, 2004. The Total Property Portfolio includes the effect of the additional rental property acquired after January 1, 2003.

	Same Property Portfolio Six Months June 30,					Total Property Portfolio Six Months June 30,

	2004	2003	Increase/decrease	% Change		2004	2003	Increase/decrease	% Change

Revenue:
Rental	$13,492,899	$13,397,308	95,591.71%			$17,888,767	$13,689,245	4,199,522	30.68%
Interest	9,682	23,440	(13,758)	(58	.69)%	486,012	66,716	419,296	628.47%
Utility reimbursement	230,947	207,304	23,643	11.41%		263,387	207,304	56,083	27.05%
Other	485,464	484,617	847.17%			696,363	552,337	144,026	26.08%

Total Revenue	14,218,992	14,112,669				19,334,529	14,515,602

Operating Expenses:
Operating	3,539,127	3,206,558	332,569	10.37%		4,762,301	3,274,982	1,487,319	45.41%
Maintenance	1,089,964	1,062,427	27,537	2.59%		1,319,651	1,069,092	250,559	23.44%
Real estate taxes	1,152,762	1,124,603	28,159	2.50%		2,150,806	1,174,049	976,757	83.20%
General and administrative	221,391	235,354	(13,963)	(5	.94)%	718,199	672,888	45,311	6.73%
Organizational costs	-	-	-	-		-	213,000	(213,000)	(100	.00)%
Management fees	550,566	883,069	(332,503)	(37	.65)%	1,275,356	1,108,294	167,062	15.07%

Total expenses	6,553,810	6,512,011				10,226,313	7,512,305

Net Operating Income	7,665,182	7,600,658				9,108,216	7,003,297

Non-operating expenses:
Depreciation	3,726,603	3,541,600	185,003	5.22%		5,442,969	3,635,200	1,807,769	49.73%
Amortization of acquired in-place leases	-	-	-	-		772,937	-	772,937	100.00%
Loss on sale of securities	-	-	-	-		163,630	-	163,630	100.00%
Loss on the extinguishment of debt	-	252,000	(252,000)	(100	.00)%	-	252,000	(252,000)	(100	.00)%
Interest	4,267,833	4,001,926	265,907	6.64%		5,454,244	3,749,926	1,704,318	45.45%

Total non-operating expenses	7,994,436	7,795,526				11,833,780	7,637,126

Loss from operations	$ (329,254)	$ (194,868)				$(2,725,564)	$(633,829)

Comparison of the six months ended June 30, 2004 to six months ended June 30, 2003 (Same Property Portfolio)

Rental revenue increased due to increases in net rental revenue in all of the same store properties for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 except for Seasons and Walden. All of the same store properties had standard gross rental rate increases of 1% to 3%, except our Windward and Walden properties, for which gross apartment rent decreased by approximately 0.7%. This increase in gross rental revenue was offset by increases in concessions and vacancies at Seasons, of which Seasons had the largest increase, from $903,346 of vacancies and concessions for the six months ended June 30, 2003 to $1,544,394 for the six months ended June 30, 2004. This significant increase in vacancies and concessions is due to the ongoing rehabilitation project, which is causing units to be offline and vacancies to rise. Concessions and vacancies at all other same store properties decreased.

Operating expenses increased due to several reasons. Payroll and related benefits increased at 5 of the 6 properties, mainly due to rehabilitation projects that require additional staff and additions of leasing agents to increase revenues. Utilities also increased due to price increases on gas and higher usage at the properties that experience increases in physical occupancy.

Maintenance expenses increased due to increased maintenance at Seasons, Dorsey’s, Century and Walden, offset by decreases at Hannibal and Windward. Costs associated with upgrading certain properties that were not deemed to be capitalizable were expensed, such as landscaping costs, painting, decorating and contract labor.

General and administrative expenses decreased due to elimination of fees related to certain centralized services that were separately charged to the properties in the past but are now included in the property management fee, as well as reductions in related party fees such as legal expenses.

Management fees decreased due to a reduction in the property management fee at each of our properties from 5% of gross income to 4% of gross income, which was effective in the second quarter of 2003.

Comparison of the six months ended June 30, 2004 to six months ended June 30, 2003 (selected Total Property Portfolio)

Total interest income increased due to the increase in cash over the period as compared to the same period in 2003. Due to the organizational and operational requirements that the Company is subject to as a REIT, the Company invested its cash in a money market and bank accounts that yields a small return on investment. Based on the average balance held, the Company recorded interest revenues significantly higher than in the comparable prior period, which increased overall revenue results.

General and administrative expenses increased due to expenses that will continue to be incurred by the Company in the future that were not incurred in the prior period due to the formation of the Company. These expenses, such as board of directors’ fees, audit fees, legal fees and other professional fees will continue to be incurred as well as additional future increases in general and administrative expenses for compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations.

Acquired in-place leases and tenant relationships are currently being amortized over a one and two year period, respectively, for those properties in the Company’s portfolio that were acquired in the last two quarters. Amortization of these assets increases the expense incurred earlier in the properties’ lives through amortization rather than over the Company’s policy to depreciate a building over a longer life. This treatment results in lower net income for the Company in the first year that a property is acquired, and as the Company continues to acquire additional properties during the year, may decrease net operating results of the Company even further.

Mortgage Debt to Fair Market Value of Real Estate Assets

The Company's total mortgage debt summary and debt maturity schedule, as of June 30, 2004, is as follows:

Mortgage Debt Summary as of June 30, 2004
	$	Weighted Average Rate

Collateralized - Fixed Rate	$ 183,283,695	5.42%

Debt Maturity Schedule as of June 30, 2004 is as follows:

Year	$	% of Total

2004	$ 836,830	0.46%
2005	2,168,122	1.18%
2006	2,759,018	1.50%
2007	48,767,108	26.61%
2008	2,257,280	1.23%
Thereafter	126,495,337	69.02%

Total	$183,283,695	100.00%

The Company’s “Mortgage Debt–to-Fair Market Value of Real Estate Assets” as of June 30, 2004 is presented in the following table. The Company calculates the fair market value of real estate assets based on the most recently available third party appraisal. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio” which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in these financial statements.

The information regarding “Mortgage Debt–to-Fair Market Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multi-family apartment communities, net of accumulated depreciation. At June 30, 2004, the aggregate net book value of our real estate assets was $154,495,069.

Fair Market Value of Real Estate as of June 30, 2004

Fair Market Value	Mortgage Debt	Loan-to-value

$258,745,000	$183,283,695	70.84%

The fair market values are based on third party appraisals or recent purchase prices obtained between June 2002 and March 2004 for all of the properties within the portfolio. The individual property values range from $4,900,000 to $90,500,000.

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

The following table presents a reconciliation of net income (loss) to Funds from Operations for the three and six months ended June 30, 2004 and 2003:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Net Income (loss)	$ (868,233)	$ 626,773	$(1,927,823)	$1,001,754
Add:
Depreciation of real property	2,384,985	1,848,362	4,383,035	2,955,682
Minority interest in Operating Partnership	488,050	-	488,050	-
Amortization of acquired in-place leases
and tenant relationships	318,300	-	772,937	-
Less:
Gain on transfer of property to Multifamily Joint Venture	(232,704)	-	(232,704)	-

Funds from Operations	$ 2,090,398	$2,475,135	$ 3,483,495	$3,957,436

Inflation and Economic Conditions

Substantially all of the leases at the properties are for a term of one year or less, which enables the Company to seek increased rents for new leases or upon renewal of existing leases. These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s mortgage notes are all fixed rate instruments, therefore the Company’s debt is not sensitive to changes in the capital market except upon maturity. The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Mortgage Debt, Including Current Portion
	2004	2005	2006	2007	2008	Thereafter	Total
Fixed Rate	$ 836,830	$2,168,122	$2,759,018	$48,767,108	$2,257,280	$126,495,337	$183,283,695
Average Interest Rate	5.52%	5.54%	5.43%	5.87%	5.83%	5.36%

The table above reflects the mortgage notes payable as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Reports on Form 8-K:

In a Form 8-K furnished on April 8, 2004, the Registrant reported under Item 12 “Results of Operations and Financial Condition” a press release in which it announced its financial results for the year ended December 31, 2003.

In a Form 8-K/A filed on April 12, 2004, the Registrant amended its Form 8-K filed on February 12, 2004 and reported under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits” the financial statements of Pond Apple Creek Apartments.

In a Form 8-K/A filed on April 12, 2004, the Registrant amended its Form 8-K filed on April 12, 2004 and amended Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits” therein.

In a Form 8-K filed on April 14, 2004, the Registrant reported under Item 5 “Other Events”, its acquisition of Laurel Woods Apartments and Bear Creek Apartments.

In a Form 8-K furnished on May 18, 2004, the Registrant reported under Item 12 “Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.

August 13, 2004	/s/ David C. Quade
David C. Quade
President and Chief Financial Officer