Form 10-Q
period 2004-09-30
BERKSHIRE INCOME REALTY INC
filed 2004-11-15
CIK 1178862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes	No	X

There were 1,283,313 shares of Class B common stock outstanding as of November 12, 2004

BERKSHIRE INCOME REALTY, INC.

TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements:

BERKSHIRE INCOME REALTY, INC.(FORMERLY
BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Multifamily apartment communities, net of accumulated depreciation of
$110,520,391 and $102,609,721, respectively	$154,399,789	$145,222,916
Cash and cash equivalents	34,904,628	42,145,947
Available for sale securities, at fair value	18,610,841	18,488,414
Cash restricted for tenant security deposits	857,735	856,498
Replacement reserve escrow	478,247	318,708
Prepaid expenses and other assets	7,839,526	5,113,200
Investment in Mortgage Funds	13,027,092	24,046,908
Investment in Multifamily Joint Venture	2,306,847	--
Acquired in place leases and tenant relationships, net of accumulated
amortization of $1,253,003 and $212,200, respectively	226,471	1,061,004
Deferred expenses, net of accumulated amortization of $540,567 and
$323,067 respectively	1,529,684	1,621,498

Total assets	$234,180,860	$238,875,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$186,092,756	$184,471,204
Due to affiliates	1,221,154	1,318,755
Dividends and distributions payable	1,087,607	1,087,593
Accrued expenses and other liabilities	3,874,790	3,268,859
Tenant security deposits	1,074,738	971,363

Total liabilities	193,351,045	191,117,774

Commitments and Contingencies	--	--
Minority interests	--	--
Stockholders' equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par
value,
$25 stated value, 5,000,000 shares authorized, 2,978,110 shares
issued and outstanding at September 30, 2004 and December 31, 2003	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2004 and December 31,
2003	--	--
Class B common stock, $.01 par value, 5,000,000 shares authorized;
1,283,313 shares issued and outstanding at September 30, 2004 and
December 31, 2003
	12,833	12,833
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2004 and December 31, 2003
Accumulated deficit	(29,393,848)	(22,452,115)
Accumulated other comprehensive gain (loss)	--	(14,229)

Total stockholders' equity	40,829,815	47,757,319

Total liabilities and stockholders' equity	$234,180,860	$238,875,093

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Rental	$9,190,568	$6,908,604	$27,079,335	$20,597,848
Interest	153,997	11,519	640,010	78,235
Utility reimbursement	132,474	132,671	395,860	339,975
Other	463,604	374,448	1,159,968	926,784

Total revenue	9,940,643	7,427,242	29,275,173	21,942,842

Expenses:
Operating	2,542,538	1,912,239	7,304,839	5,187,303
Maintenance	782,811	714,588	2,102,462	1,783,680
Real estate taxes	1,085,799	643,050	3,236,604	1,817,100
General and administrative	355,951	476,240	1,074,150	1,148,700
Management fees	647,398	464,696	1,922,754	1,572,990
Depreciation	2,751,854	1,818,769	8,194,823	5,453,969
Loss on extinguishment of
debt	--	86,748	--	337,832
Organizational costs	--	--	--	213,428
Interest	2,638,987	1,829,877	8,093,230	5,580,719
Loss on sale of securities	--	--	163,630	--
Amortization of acquired in-
place leases and Tenant
relationships	361,251	--	1,134,188	--

Total expenses	$11,166,589	7,946,207	33,226,680	23,095,721

Loss before minority interest
in properties, equity in loss
of Multifamily Joint Venture,
equity in income of
Mortgage Funds, minority
common interest in
Operating Partnership and
gain on transfer of
property to Multifamily Joint Venture
Multifamily Joint
Venture	$(1,225,946)	(518,965)	(3,951,507)	(1,152,879)
Minority interest in properties	(2,418)	(31,025)	(111,228)	(125,228)
Equity in loss of Multifamily
Joint Venture	(58,105)	--	(160,778)	--
Equity in income of Mortgage
Funds	1,559,844	3,153,016	2,824,714	4,882,802
Minority common interest in
Operating Partnership	(244,025)	(488,050)	(732,075)	(488,050)

Income (loss) before gain on
transfer of property to
Multifamily Joint Venture	29,350	2,114,976	(2,130,874)	3,116,645
Gain on transfer of property to
Multifamily Joint Venture	--	--	232,704	--

Net income (loss)	29,350	2,114,976	(1,898,170)	3,116,645

Preferred dividend	(1,675,200)	$(1,675,202)	(5,025,638)	(3,276,089)

Net income (loss) available to
common shareholders	$(1,645,850)	$439,774	$(6,923,808)	$(159,444)

Basic and diluted earnings per
share data:
Net income (loss) per
common share	$(1.28)	$0.34	$(5.40)	$(0.19)

Weighted average number of
common shares outstanding,
basic and diluted	1,283,313	1,283,313	1,283,313	837,207

        The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Comprehensive income (loss):
Net income (loss)	$29,350	$2,114,976	$(1,898,170)	$3,116,645
Other comprehensive income (loss):
Unrealized gain on available
for sale securities	--	--	14,229	--

Comprehensive income (loss):	$29,350	$2,114,976	$(1,883,941)	$3,116,645

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(unaudited)

	Series A Preferred Stock		Class B Common Stock		Other Accumulated Deficit	Total Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	2,978,110	$70,210,830	1,283,313	$12,833	$(22,452,115)	$(14,229)	$47,757,319
Net loss	--	--	--	--	(1,898,170)	--	(1,898,170)
Net unrealized gain on
available for sale securities	--	--	--	--	--	14,229	14,229
Distributions to common
shareholders	--	--	--	--	(17,925)	--	(17,925)
Distributions to preferred
shareholders	--	--	--	--	(5,025,638)	--	(5,025,638)

Balance at September 30, 2004	2,978,110	$70,210,830	1,283,313	$12,833	$(29,393,848)	$--	$40,829,815

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,898,170)	$3,116,645
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of deferred financing costs	221,946	140,621
Amortization of acquired in-place leases and
tenant relationships	1,134,188	--
Depreciation	8,194,823	5,453,969
Loss on the extinguishment of debt	--	337,832
Loss on available for sale securities	163,630	--
Minority interest in properties	732,075	488,050
Accretion of Mortgage Funds	(1,726,193)	(1,808,529)
Equity in loss of Multifamily Joint Venture	160,778	--
Gain on transfer of Multifamily Joint Venture	(232,704)	--
Minority interest in Operating Partnership	111,228	125,228
Increase (decrease) in cash attributable to changes in
assets and liabilities:
Tenant security deposits, net	250,683	22,199
Prepaid expenses and other assets	(610,593)	132,476
Due to/from affiliate	(97,861)	(1,421,665)
Accrued expenses and other liabilities	859,965	1,425,898

Net cash provided by operating activities	7,263,795	8,012,724

Cash flows from investing activities:
Capital improvements	(7,505,136)	(3,935,688)
Acquisition of multifamily apartment communities	(33,057,228)	(7,071,171)
Earnest money deposits on future acquisitions	(201,622)	--
Proceeds received from transfer of property to	3,831,728	--
Multifamily Joint Venture
Purchase of available for sale securities	(271,827)	--
Investments in Mortgage Funds	--	(212,998)
Deposits to replacement reserve	(332,592)	(305,457)
Withdrawals from replacement reserve	173,053	462,000
Distributions from investment in Multifamily
Joint Venture	150,201	--
Investment in Multifamily Joint Venture	(529,689)	--
Distributions from investment of Mortgage Funds	12,746,009	36,277,291
Acquisition of in-place leases and tenant
relationships	(643,450)	--

Net cash provided by (used in) investing activities	(25,640,553)	25,213,977

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,698,448)	(1,073,312)
Prepayments of mortgages notes payable	--	(20,810,471)
Borrowings from mortgage notes payable	20,720,000	31,467,000
Syndication costs	--	(4,241,200)
Deposits on mortgages notes payable	(2,075,275)	--
Deferred financing costs	(303,512)	(452,247)
Cash shortfall distribution from Multifamily
Joint Venture	379,527	--
Distributions to owners	--	(104,079)
Contributions from owners	--	1,518,382
Distributions to minority interest in properties	(111,228)	(125,228)
Distributions on common operating partnership
units	(750,000)	--
Distributions to preferred shareholders	(5,025,625)	(2,438,496)

Net cash provided by financing activities	11,135,439	3,740,349

Net increase (decrease) in cash and cash equivalents	(7,241,319)	36,967,050
Cash and cash equivalents at beginning of period	42,145,947	4,852,257

Cash and cash equivalents at end of period	$34,904,628	$41,819,307

Supplemental disclosure:
Cash paid for interest	$8,596,506	$6,936,240
Supplemental disclosure of non-cash investing and
financing activities:
Dividends declared and payable to preferred shareholders	$837,607	$837,593
Distribution declared and payable to common shareholders	$250,000	$500,000
Issuance of preferred shares in exchange for interests
in Mortgage Funds	$--	$74,452,750
Syndication costs included in due to affiliates	$--	$3,908,345
Transfer of Marina Mile property to Multifamily Joint
Venture	$23,190,670	$--
Transfer of Marina Mile mortgage notes payable to
Multifamily Joint Venture	$17,400,000	$--
Transfer of Marina Mile other assets and liabilities to
Multifamily Joint Venture, net	$103,507	$--

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was organized on July 19, 2002. The Company is engaged primarily in the business of acquiring, owning, operating, and rehabilitating multifamily apartment communities. As of September 30, 2004, the Company owned, or had an interest in, 10 multifamily apartment communities consisting of a total of 4,163 apartment units.

Discussion of acquisitions for the nine months ended September 30, 2004

On January 28, 2004, our operating partnership, Berkshire Income Realty — OP, L.P. (the “Operating Partnership”), through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multifamily apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms’ length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. Effective May 1, 2004, the Company consummated a joint venture relationship (the “Multifamily Joint Venture”) with an unrelated third party (the “JV Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Joint Venture, the JV Partner contributed, in cash, 65% of the total Multifamily Joint Venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution representing a return of capital, of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to, in addition to its 35% pro rata share, additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership is the managing member of the L.L.C.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multifamily apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Company’s Board of Directors (the “Board”), which is composed solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

On March 31, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Bear Creek Limited Partnership, purchased Bear Creek Apartments (“Bear Creek”) from an unaffiliated third party. The purchase price of $4,900,000 was funded with available cash. Bear Creek apartments is a 152-unit multifamily apartment community located in Dallas, Texas. Prior to the sale, the seller had acquired the property through foreclosure.

New Accounting Pronouncements

         In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003 (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The Company adopted FIN 46R during the first quarter of 2004. The Company evaluated its investments in the six mortgage funds (the “Mortgage Funds”), interests for which it previously offered (the “Offering”) to exchange shares of its 9% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), and its investment in the Multifamily Joint Venture and concluded that the investments did not meet the requirements for consolidation under FIN 46R.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. Issue 03-6 also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Issue 03-6 is effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company has determined that this consensus has no impact on the Company’s EPS calculations.

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

2. MULTIFAMILY APARTMENT COMMUNITIES

The Company allocates the acquisition cost of real estate to land, building, tenant relationships and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized to expense over the initial terms of the respective leases.

The results of operations of Laurel Woods and Bear Creek, both acquired in 2004, are included in the Company’s September 30, 2004 consolidated Statement of Operations for the period subsequent to the purchase date. The purchase prices of Laurel Woods and Bear Creek were $5,250,000 and $4,900,260, respectively. The following condensed information provides the amount assigned to each major asset category of the respective properties on the acquisition dates, which are included on the Company’s September 30, 2004 consolidated balance sheet:

	Laurel Woods	Bear Creek
Multifamily apartment communities	$5,151,566	$4,792,404
Acquired in-place leases	75,620	61,706
Tenant relationships	22,814	46,150

Total recorded at acquisition date	$5,250,000	$4,900,260

3. AVAILABLE-FOR-SALE SECURITIES

The following summarizes the Company's holdings of available-for-sale securities by major security type as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Cost	$18,610,841	$18,502,643
Total unrealized loss	--	(14,229)

Aggregate fair value	$18,610,841	$18,488,414

4. INVESTMENT IN MORTGAGE FUNDS

The Company’s investments in the Mortgage Funds consist of the following:

Mortgage Fund	Nominal Ownership
Krupp Government Income Trust I ("GIT")	30.76%
Krupp Government Income Trust II ("GIT II")	28.81%
Krupp Income Partnership ("KIP")1	29.66%
Krupp Income Partnership III ("KIP III")1	28.63%

The summarized balance sheets of the individually significant investment in each of the Mortgage Funds and the combined investment in Mortgage Funds as of September 30, 2004 and December 31, 2003 are as follows:

(1) KIP and KIP III liquidated on September 8, and September 29, 2004, respecively, thus the Company's nominal ownership is 0% on September 30, 2004.

	September 30, 2004
	GIT II	GIT	Combined
ASSETS
Mortgage investments	$43,727,267	$22,295	$43,749,562
Cash and cash equivalents	4,224,568	2,840,280	7,064,848
Other assets	675,246	3,689	678,935

Total assets	$48,627,081	$2,866,264	$51,493,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$154,122	$148,950	$303,072
Shareholders' equity	48,472,959	2,717,314	51,190,273

Total liabilities and shareholders' equity	$48,627,081	$2,866,264	$51,493,345

Company's share of equity	13,965,059	835,846	14,800,905
Basis differential (1)	(1,773,813)	--	(1,773,813)

Carrying value of the Company's investment
in Mortgage Funds	$12,191,246	$835,846	$13,027,092

	December 31, 2003
	GIT II	Total Other Investments in Mortgage Funds	Combined
ASSETS
Mortgage investments	$45,079,586	$38,687,776	$83,767,362
Cash and cash equivalents	5,454,067	3,918,598	9,372,665
Other assets	852,987	256,513	1,109,500

Total assets	$51,386,640	$42,862,887	$94,249,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$183,380	$677,376	$860,756
Shareholders' equity	51,203,260	42,185,511	93,388,771

Total liabilities and shareholders' equity	$51,386,640	$42,862,887	$94,249,527

Company's share of equity	$14,751,659	$12,488,725	$27,240,384
Basis differential (1)	(2,012,971)	(1,180,505)	(3,193,476)

Carrying value of the Company's investment
in Mortgage Funds	$12,738,688	$11,308,220	$24,046,908

(1)     This amount represents the difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of the Mortgage Fund Interests for which the acquisition price was less than the underlying equity in the net assets of the Mortgage Funds.

The summarized statements of operations of each individually significant investment in the Mortgage Funds and the combined investment in the Mortgage Funds for the three and nine months ended September 30, 2004 are as follows:

	Three months ended September 30, 2004
	GIT II	GIT	Total Other Investments in Mortgage Funds	Combined
Revenues	$933,844	$652,403	$70,574	$1,656,821
Expenses	310,547	415,048	12,096	737,691

Net income	$623,297	$237,355	$58,478	$919,130

Company's share of net income	$179,572	$73,011	$16,724	$269,307
Amortization of basis differential	83,608	852,763	354,166	1,290,537

Equity in income of Mortgage Funds	$263,180	$925,774	$370,890	$1,559,844

	Nine months ended September 30, 2004
	GIT II	GIT	Total Other Investments in Mortgage Funds	Combined
Revenues	$2,597,446	$1,028,188	$2,072,485	$5,698,119
Expenses	958,668	266,869	724,595	1,950,132

Net income	$1,638,778	$761,319	$1,347,890	$3,747,987

Company's share of net income	$472,132	$234,182	$392,207	$1,098,521
Amortization of basis differential	250,824	879,199	596,170	1,726,193

Equity in income of Mortgage Funds	$722,956	$1,113,381	$988,377	$2,824,714

	Three months ended September 30, 2003
	GIT II	GIT	Total Other Investments in Mortgage Funds	Combined
Revenues	$4,396,052	$374,497	$2,039,603	$6,810,152
Expenses	687,128	189,849	581,969	1,458,946

Net income	$3,708,924	$184,648	$1,457,634	$5,351,206

Company's share of net income	$1,068,541	$56,798	$407,653	$1,532,992
Amortization of basis differential	1,019,028	590,671	10,325	1,620,024

Equity in income of Mortgage Funds	$2,087,569	$647,469	$417,978	$3,153,016

	Nine months ended September 30, 2003
	GIT II	GIT	Total Other Investments in Mortgage Funds	Combined
Revenues	$9,951,024	$6,224,592	$5,312,667	$21,488,283
Expenses	1,937,250	787,575	1,556,517	4,281,342

Net income	8,013,774	5,437,017	3,756,150	17,206,941
Net income prior to exchange	(3,289,729)	(2,147,316)	(1,269,095)	(6,706,140)

Net income attributable to
investment	$4,724,045	$3,289,701	$2,487,055	$10,500,801

Company's share of net income	$1,360,997	$1,011,912	$701,364	$3,074,273
Amortization of basis differential	1,166,414	710,940	(68,825)	1,808,529

Equity in income of Mortgage Funds	$2,527,411	$1,722,852	$632,539	$4,882,802

The Company acquired its interest in the Mortgage Funds on April 4 and April 18, 2003. The company recognized its proportional share of the Mortgage Funds net income beginning on those dates.

The Company received liquidating distributions of $549,439 and $731,168 from KIP and KIP III, respectively, during September 2004.

The Company expects to receive liquidation proceeds from GIT in the fourth quarter of 2004.

5. INVESTMENT IN MULTIFAMILY JOINT VENTURE

Effective May 1, 2004, the Company consummated the Multifamily Joint Venture with the JV Partner whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of the ownership of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Joint Venture, the JV Partner contributed, in cash, 65% of the total Multifamily Joint Venture equity in exchange for a 65% interest in the L.L.C. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to the effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership is the managing member for the Multifamily Joint Venture. The Company evaluated its investment in the Multifamily Joint Venture and concluded that the investment did not fall under the requirements of FIN 46R, therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment.

The summarized balance sheet of the Multifamily Joint Venture is as follows:

September 30, 2004
ASSETS
Multifamily apartment communities, net	$23,229,839
Cash and cash equivalents	117,241
Other assets	1,292,289

Total Assets	$24,639,369

LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$17,400,000
Other liabilities	648,378
Owners' equity	6,590,991

Total liabilities and owners' equity	$24,639,369

Company's share of equity	$2,306,847

Carrying value of the Company's investment
in Multifamily Joint Venture	$2,306,847

The summarized statement of operations of the Multifamily Joint Venture for the three months ended September 30, 2004 is as follows:

Three Months Ended September 30, 2004
Revenues	$804,615
Expenses	970,257

Net loss	$(165,642)

Equity in loss of Multifamily Joint Venture	$(58,105)

Nine Months Ended September 30, 2004
Revenues	$2,078,591
Expenses	2,745,391

Net loss	(666,800)
Net loss included in consolidated results	207,805

Net loss attributable to investment	$(458,995)

Equity in loss of Multifamily Joint Venture	$(160,778)

To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint venture. In accordance with the provisions of SOP 78-9, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

As a result of the Multifamily Joint Venture, Marina Mile, as a multifamily apartment community, is excluded in the consolidated balance sheet and the results of operations after May 1, 2004 is included in the caption, “Equity in loss of Multifamily Joint Venture.” The Company’s interest in the Multifamily Joint Venture is included on the consolidated balance sheet as “Investment in Multifamily Joint Venture.”

6. MORTGAGE NOTES PAYABLE

On August 16, 2004, the Company secured a $3,320,000 first mortgage on Laurel Woods Apartments in Houston, Texas. Under the terms of the mortgage, the mortgage bears interest at a variable rate of the Reference Bill plus 2.20%, which was 3.73% at September 30, 2004, and matures on September 1, 2011.

7. DECLARATION OF DIVIDEND AND DISTRIBUTIONS

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

On August 19, 2004, the Company’s Board of Directors (the “Board”) authorized the general partner of the Operating Partnership to distribute two additional quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners, payable on November 15, 2004 and February 15, 2005. On the same day, the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

The Company’s policy to provide for distributions is based on available cash and Board approval.

8. COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal actions arising in the ordinary course of its business, such as those related to tenant issues. All such proceedings taken together are not expected to have a material adverse effect on the Company.

On September 8, 2004, the Company locked interest rates on $20,962,500 of first mortgage debt to be collateralized by Bridgewater on the Lake and Trellis at Lee’s Mills Apartments, which are to-be-acquired properties currently under purchase and sale agreements. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to three percent of the committed loan amounts, or $628,875. The Company closed on the financings on November 3, 2004, concurrent with the acquisition of the properties.

On September 22, 2004, the Company locked the interest rate on $42,800,000 of first mortgage debt to refinance the current first mortgage debt on Dorsey’s Forge and Hannibal Grove Apartments. The terms of the debt commitments include fixed interest rates of 4.86%, a maturity date of November 1, 2013 and an interest only option for the first two years with amortization based on a 360 month payment term beginning in year three. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to two percent of the committed loan amount, or $856,000. The Company closed on these refinancings on November 1, 2004.

        On September 28, 2004, the Company locked the interest rate on $29,520,000 of first mortgage debt to refinance the current first mortgage debt on Century Apartments. The terms of the debt commitment include a fixed interest rate of 4.87% and a maturity date of November 1, 2013 and an interest only option for the first two years with amortization based on a 360 month payment term beginning in year three. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to two percent of the committed loan amounts, or $590,400. The Company closed on these refinancings on November 1, 2004.

9. MINORITY INTERESTS

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

The Company’s results of operations for the nine months ended September 30, 2004 is a net loss of $1,898,170. This net loss, combined with the preferred dividend distribution, results in a loss available for common equity. Since there is no positive basis in the Operating Partnership, there is no allocation of the loss to the minority common interest in the Operating Partnership at September 30, 2004 except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority interest in the Operating Partnership for the nine months ended September 30, 2004:

	Minority Common Interest in Operating Partnership	Company's Interest in Operating Partnership	Total Common Owners' Deficit
Balance at December 31, 2003	$(23,693,916)	$1,254,634	$(22,439,282)
Distributions to common interest in Operating
Partnership	(732,075)	(17,925)	(750,000)
Minority common interest in Operating
Partnership	(6,043,751)	(147,982)	(6,191,733)

Balance at September 30, 2004 (1)	$(30,469,742)	$1,088,727	$(29,381,015)

(1)     Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of September 30, 2004, the minority common interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

10. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004 and 2003, the Company paid acquisition fees to its advisor on the following acquisitions:

Acquisition	2004	2003
Laurel Woods	$52,500	--
Bear Creek	49,000	--
Windward Lakes	--	$190,000
Gables	--	69,250

Total	$101,500	$259,250

The respective acquisition fees have been paid pursuant to the advisory services agreement, and have been capitalized and included in Multifamily apartment communities in the accompanying Consolidated Balance Sheet, except for Windward Lakes, which was expensed. The acquisitions of Laurel Woods and Bear Creek occurred in the first quarter of 2004. There were no acquisitions in the quarter ended September 30, 2004. Further, the Multifamily Joint Venture paid the advisor an acquisition fee of $230,000 upon the consummation of the Joint Venture on May 1, 2004.

Amounts accrued or paid to the Company’s affiliates for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Property management fees	$376,321	$288,788	$1,110,600	$942,092
Expense reimbursements	56,488	91,586	175,559	154,088
Salary reimbursements	1,057,697	732,068	3,074,056	1,979,203
Asset management fees	271,077	175,908	812,152	440,898

Total	$1,761,583	$1,288,350	$5,172,367	$3,516,281

Expense reimbursements due to affiliates of $1,927,423 and $1,706,171 are included in Due to affiliates at September 30, 2004 and December 31, 2003, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $1,060,133 and $741,280 are included in Due to affiliates at September 30, 2004 and December 31, 2003, respectively, in the accompanying Consolidated Balance Sheets.

Additional amounts due to affiliates of $353,864 at September 30, 2004 and December 31, 2003, respectively, in the accompanying Consolidated Balance Sheets represent accrued expenses related to Windward Lakes Apartments, development fees and shared services.

The Company purchased Laurel Woods, located in Austin, Texas, from an affiliate of the Company for $5,250,000 funded with available cash. The acquisition was approved by the audit committee of the Company’s Board of Directors, which is composed solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission and American Stock Exchange.

The Company has an investment in the Mortgage Funds, which are affiliates of the Company, which it does not control. The investment, which is recorded on the equity method, is included in the Consolidated Balance Sheet, and the related equity in income of Mortgage Funds in the Consolidated Statements of Operations is included as a component of net income.

11. SUBSEQUENT EVENTS

On November 1, 2004, the Company completed the refinancings of its Dorsey’s Forge, Hannibal Grove and Century apartments. The new first mortgage debt is as follows:

Property	Mortgage Amount	Interest Rate	Maturity Date
Dorsey's Forge	$16,200,000	4.86%	November 1, 2013
Hannibal Grove	$26,600,000	4.86%	November 1, 2013
Century	$29,250,000	4.87%	November 1, 2013

On November 3 and 4, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Bridgewater, L.L.C., BIR Trellis, L.L.C., BIR Arboretum, L.L.C. and BIR Silver Hill, L.L.C., consummated the acquisition of the following multifamily apartment communities:

Property	Units	Location	Purchase Price
Bridgewater on the Lake	216	Hampton, VA	$18,950,000
Trellis at Lee's Mill	176	Newport News, VA	$8,825,000
Arboretum Place	184	Newport News, VA	$10,575,000
Silver Hill at Arboretum	153	Newport News, VA	$4,350,000

The total purchase price was paid through a combination of cash and assumed debt.

In addition, on November 4, 2004, the Company acquired the vacant land adjacent to Arboretum Place for $1,500,000.

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

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast and Southwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of November 12, 2004, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

Our general and limited partner interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage interest therein. The other partners of the Operating Partnership are affiliates who contributed their direct or indirect interests in certain properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership.

The three month period ended September 30, 2004 was highlighted by the signing of eight purchase and sale agreements to acquire multifamily apartment communities in three states. Four of the communities are located in the Norfolk area of Virginia, two are located outside of Chicago, Illinois and two are located in Maryland. All of these acquisitions are expected to close during the fourth quarter of 2004. These eight acquisitions will allow the Company to employ approximately $23,000,000 of its available capital.

Further, the Company and its subsidiaries have locked in fixed interest rates on approximately $111,000,000 of first mortgage debt at an average interest rate of 4.95% during the nine months ended September 30, 2004. We believe that the interest rate levels we have achieved on first mortgage debt this year will pay substantial dividends in the future as the overall economy recovers and rental rates return to their historical rates.

To date, earnings from the Company’s investments in the Mortgage Funds have been a substantial component of the Company’s overall earnings. As expected, these investments have been liquidating at a steady rate and the Company expects that their impact on earnings will diminish dramatically during the next year. The Company expects that earnings from multifamily apartment community investments will continue to grow, both as a result of growth in the existing portfolio and as a result of acquisitions, including those acquisitions discussed herein. The Company expects the growth in real estate earnings to substantially make up for the drop in earnings from the investments in the Mortgage Funds and does not foresee the Company having any problems making distributions on its Series A 9% Cumulative Redeemable Preferred Stock.

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

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes including changes to laws governing the taxation of real estate investment trusts (“REITs”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those set forth in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2003 and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.The risks listed herein are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

New Accounting Pronouncements

         In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003 (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The Company adopted FIN 46R during the first quarter of 2004. The Company evaluated its investments in the Mortgage Funds and its investment in the Multifamily Joint Venture and concluded that the investments did not meet the requirements for consolidation under FIN 46R.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. Issue 03-6 also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Issue 03-6 is effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company has determined that this consensus has no impact on the Company’s EPS calculations.

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2004 and December 31, 2003, the Company had $53,514,669 and $60,634,361 of cash and cash equivalents and short term investments, respectively.

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

The Company intends to meet its long-term liquidity requirements through distributions of principal from its investments in the Mortgage Funds and property debt refinancing. The Company may continue to expand its purchasing power through the use of joint venture relationships with other companies. Management has not concluded that the sale of any properties in the Company’s portfolio would be beneficial strategically or otherwise, although we cannot be certain that no such dispositions will actually occur.

On September 8, 2004, the Company locked interest rates on $20,962,500 of first mortgage debt to be secured by Bridgewater on the Lake and Trellis at Lee’s Mills apartments, which are to-be-acquired properties currently under purchase and sale agreements. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to three percent of the committed loan amounts, or $628,875. The Company closed on the financings on November 3, 2004, concurrent with the acquisition of the properties.

On September 22, 2004 the Company locked interest rates on $42,800,000 of first mortgage debt to refinance the current first mortgage debt on Dorsey’s Forge and Hannibal Grove Apartments. The terms of the debt commitment include a fixed interest rate of 4.86%, a maturity date of November 1, 2013 and an interest only option for the first two years with amortization based on a 360 month payment term beginning in year three. After payment of the current first mortgages and prepayment premiums associated therewith, the Company expects to realize approximately $16,040,000 before costs associated with the refinancings.

On September 28, 2004 the Company locked interest rates on $29,520,000 of first mortgage debt to refinance the current first mortgage debt on Century Apartments. The terms of the debt commitment include a fixed interest rate of 4.87%, a maturity date of November 1, 2013 and an interest only option for the first two years with amortization based on a 360 month payment term beginning in year three. After payment of the current first mortgages and prepayment premiums associated therewith, the Company expects to realize approximately $6,549,000 before costs associated with the refinancings.

The Company plans to obtain a mortgage on its Bear Creek property in the next quarter, which will provide the Company with additional funds.

Capital Expenditures

The Company incurred $2,123,307 and $2,819,741in recurring capital expenditures during the nine months ended September 30, 2004 and 2003, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $5,381,829 and $1,115,947 in renovation related capital expenditures during the nine months ended September 30, 2004 and 2003, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. The current cost estimate is now approximately $8,450,000, an increase of approximately 5% over the original cost estimate. As of September 30, 2004, the project is approximately 50% complete, approximately $3,740,000 has been spent to date and the project is on track to meet the adjusted cost estimate. During 2004, the Company also completed construction on the new fitness center at Seasons.

In January 2004, the Company authorized the renovation of 251 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project is expected to be approximately $1,455,000, or $5,775 per apartment unit, and is expected to be completed by August 2005. As of September 30, 2004, the project is approximately 20% complete, approximately $286,000 has been spent to date and the project is on track to meet the original cost estimate. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.

In addition to the washer and dryer program, the Company renovated 15 apartment units at its Hannibal Grove property at a cost of approximately $200,000. These units were renovated as part of a test program to determine if the market would be willing to pay a premium for renovated apartment units. Management is currently evaluating the results of the test program and is expected to make a final recommendation on a full renovation project before the end of the year. If management recommends moving forward with a full renovation project, the Company expects to accept that recommendation. In July 2004, the Company finished replacing all of the windows at Hannibal Grove at a total cost of $714,815.

In April 2004 the Company approved changes to the scope of the clubhouse renovation plan implemented at is Windward Lakes property, which it acquired in 2003. The changes in the original scope of the plan and final bidding on items within the original scope resulted in an increase of the overall project cost from approximately $365,000 to approximately $692,000. The renovations were completed, on budget, in October 2004.

In July 2004, the Company completed replacing all windows at its Dorsey’s Forge property at a total cost of $213,280.

The Company is currently evaluating renovation strategies at other properties in its portfolio, including the renovation of test units at various properties to test anticipated market acceptance and financial assumptions. As of September 30, 2004, the Company has not made any material commitments with respect to these additional projects. However, if after the appropriate level of evaluation is completed the Company believes there are sufficient economic benefits to implementing additional renovation programs it is prepared to do so.

Acquisitions

On January 28, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multifamily apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms’ length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. Effective May 1, 2004, the Company consummated a joint venture relationship (“Multifamily Joint Venture”) with an unrelated third party (the “JV Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Joint Venture, the JV Partner contributed, in cash, 65% of the total joint venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership is the managing member for the L.L.C.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multifamily apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Company’s Board of Directors (the “Board”), which is composed solely of directors who are independent under applicable rules and regulations of the Securities Exchange Commission and the American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

On March 31, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Bear Creek Limited Partnership, purchased Bear Creek Apartments (“Bear Creek”) from an unaffiliated third party. The purchase price of $4,900,000 was funded with available cash. Bear Creek is a 152-unit multifamily apartment community located in Dallas, Texas. Prior to the sale, the seller had acquired the property through foreclosure.

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

On August 19, 2004, the Board authorized the general partner of the Operating Partnership to distribute two additional quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners, payable on November 15, 2004 and February 15, 2005. On the same day, the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

Results of Operations and Financial Condition

As a result of changes in the composition of the Company’s current portfolio of properties (the “Total Property Portfolio”), the financial statements show significant changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data is comparable. Therefore, the comparison of operating results for the quarters ended September 30, 2004 and 2003 show changes attributable to the properties that were owned by the Company throughout each period compared (the “Same Property Portfolio”). Following the comparison of the operating results for the quarters ended September 30, 2004 and 2003 based on Same Property Portfolio results is a comparison of selected changes in results that the Company has identified that warrant disclosure on a Total Property Portfolio basis.

The entities comprising the Berkshire Income Realty Predecessor Group are deemed to be our predecessors for accounting purposes.

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2003 and owned through September 30, 2004. The Total Property Portfolio includes the effect of the additional multifamily apartment communities acquired after January 1, 2003.

	Same Property Portfolio Three months September 30,					Total Property Portfolio Three months September 30,
	2004	2003	Increase/ Decrease)	% Change		2004	2003	Increase/ (Decrease)	% Change
Revenue:
Rental	$7,049,131	$6,660,114	389,017	5.84%		$9,190,568	$6,908,604	2,281,964	33.03%
Interest	1,990	5,487	(3,497)	(63	.73)%	153,997	11,519	142,478	1236	.90%
Utility reimbursement	111,763	132,671	(20,908)	(15	.76)%	132,474	132,671	(197)	(0	.15)%
Other	383,735	366,504	17,231	4.70%		463,604	374,448	89,156	23.81%

Total revenue	7,546,619	7,164,776				9,940,643	7,427,242
Operating Expenses:
Operating	1,891,442	1,720,889	170,553	9.91%		2,542,538	1,912,239	630,299	32.96%
Maintenance	648,349	696,378	(48,029)	(6	.90)%	782,811	714,588	68,223	9.55%
Real estate taxes	608,953	595,988	12,965	2.18%		1,085,799	643,050	442,749	68.85%
General and administrative	112,291	112,261	30	0.03%		355,951	476,240	(120,289)	(25	.26)%
Organizational costs	--	--	--	0.00%		--	--	--	0.00%
Management fees	287,463	278,531	8,932	3.21%		647,398	464,696	182,702	39.32%

Total operating expenses	3,548,498	3,404,047				5,414,497	4,210,813
Net Operating Income	3,998,121	3,760,729				4,526,146	3,216,429
Non-operating expenses:
Depreciation	1,949,139	1,718,628	230,511	13.41%		2,751,854	1,818,769	933,085	51.30%
Amortization of acquired in-place
leases and tenant relationships	--	--	--	0.00%		361,251	--	361,251	100.00%
Loss on sale of securities	--	--	--	0.00%		--	--	--	0.00%
Loss on the extinguishment of debt	--	86,748	(86,748)	(100	.00)%	--	86,748	(86,748)	(100	.00)%
Interest	2,144,308	1,799,163	345,145	19.18%		2,638,987	1,829,877	809,110	44.22%

Total non-operating expenses	4,093,447	3,604,539				5,752,092	3,735,394

Income (loss) before minority interest in
properties, equity in loss of
Multifamily Joint Venture, equity in
income of Mortgage Funds, minority
common interest in Operating
Partnership and gain on transfer of
property to Multifamily Joint Venture	$(95,326)	$156,190				$(1,225,946)	$(518,965)

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

Of the $2,281,964 increase in rental revenue, $1,892,947 is attributable to newly acquired apartment communities. The balance of the increase, or $389,017, is from the Same Property Portfolio which is due to a 4.96% increase in effective rental income plus an increase in average physical occupancy from 88.38% to 91.72% for the three months ended September 30, 2003 and 2004, respectively.

The overall increase in interest income of $142,478 is attributable to the significant amounts of cash that has been available to the Company since late 2003. This cash is primarily the result of the liquidation of the Company’s investments in the Mortgage Funds. When the Company is fully invested, interest income is expected to return to historical levels.

Other income, which consists primarily of the various fees charged to tenants and potential tenants, including pet fees, application fees, late charges and similar items, increased $89,156, of which $71,925 is attributable to newly acquired apartment communities. The balance of the increase, or $17,231, is from the Same Property Portfolio and is generally tied to normal fluctuations in the various fees charged and collected during the period.

Operating expense increased $630,299, of which $459,746 is attributable to newly acquired apartment communities. The balance of the increase, or $170,553, is from the Same Property Portfolio and is related to increases in payroll and benefits costs, $86,671, and utility expenses, $97,758, partially offset by limited savings in other operating expense categories. Payroll and benefits costs increased as a result of general increases in salaries and wages as well as benefits costs, including health insurance across the entire portfolio. We expect the upward trends in these areas to continue for the foreseeable future.

Maintenance expense increased $68,223, of which newly acquired apartment communities accounted for a $116,252 increase, which was offset by a decrease of $48,029 from the Same Property Portfolio. The Same Property Portfolio decrease is attributable to general maintenance savings associated with the renovation work currently underway at Seasons of Laurel and Hannibal Grove apartments. We expect this downward trend to stabilize in the near term and then move in an upward direction as the general costs of goods and services increases.

Real estate taxes increased $442,749, of which $455,714 is attributable to newly acquired apartment communities, which was offset by a decrease of $12,965 from the Same Property Portfolio as a combination of abatements and increases in property valuations resulted in generally flat expenses. We expect the general trend in real estate taxes to be upward as local and state governments continue to use real estate taxes to prop up sagging revenues.

The $120,289 decrease in general and administrative expense is primarily attributable to the additional costs associated with our offering shares of our 9% series A Cumulative Redeemable Preferred Stock in exchange for interests in six mortgage funds in 2003.

Management fees increased $182,702, of which newly acquired apartment communities accounted for $173,770. The Same Property Portfolio increased $8,932, which is in line with increases in the gross revenues on which property management fees are based.

Depreciation expense increased $933,085, of which newly acquired apartment communities accounted for $702,574. The Same Property Portfolio increased $230,511, due primarily to rehabilitation capital expenditures at Seasons of Laurel and Hannibal Grove apartments.

Of the $809,110 increase in interest expense, $463,965 is attributable to newly acquired apartment communities. The Same Property Portfolio increased $345,145 as a result of the addition of approximately $28,000,000 of mortgage debt secured by the Same Property Portfolio from August through October 2003. The Company continues to take advantage of the historically low interest rates available on multifamily mortgages and expects this trend to continue as it maintains mortgage levels in line with increasing property values.

Equity in income of Mortgage Funds decreased $1,593,172, this decrease is primarily attributable to the liquidation of the Company’s investment in Mortgage Funds. The Company expects this trend to continue through 2005 and into 2006, at which point it is the Company believes the Mortgage Funds will be fully liquidated.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2003 and owned through September 30, 2004. The Total Property Portfolio includes the effect of the additional multifamily apartment communities acquired after January 1, 2003.

	Same Property Portfolio Nine months September 30,					Total Property Portfolio Nine months September 30,
	2004	2003	Increase/ (Decrease)	% Change		2004	2003	Increase/ (Decrease)	% Change
Revenue:
Rental	$20,542,030	$20,057,422	484,608	2.42%		$27,079,335	$20,597,848	6,481,487	31.47%
Interest	11,673	28,927	(17,254)	(59	.65)%	640,010	78,235	561,775	718.06%
Utility reimbursement	342,710	339,974	2,736	0.80%		395,860	339,975	55,885	16.44%
Other	869,199	911,133	(41,934)	(4	.60)%	1,159,968	926,784	233,184	25.16%

Total revenue	21,765,612	21,337,456				29,275,173	21,942,842
Operating Expenses:
Operating	5,429,503	4,927,529	501,974	10.19%		7,304,839	5,187,303	2,117,536	40.82%
Maintenance	1,738,313	1,769,435	(31,122)	(1	.76)%	2,102,462	1,783,680	318,782	17.87%
Real estate taxes	1,761,715	1,720,592	41,123	2.39%		3,236,604	1,817,100	1,419,504	78.12%
General and administrative	333,662	347,615	(13,953)	(4	.01)%	1,074,150	1,148,700	74,550	6.45%
Organizational costs	--	--	--	0.00%		--	213,428	(213,428)	(100	.00)%
Management fees	838,029	919,849	(81,820)	(8	.89)%	1,922,754	1,572,990	349,764	22.24%

Total operating expenses	10,101,222	9,685,020				15,640,809	11,723,201
Net Operating Income	11,664,390	11,652,436				13,634,364	10,219,641
Non-operating expenses:
Depreciation	5,675,742	5,260,228	415,514	7.90%		8,194,823	5,453,969	2,740,854	50.25%
Amortization of acquired in-place
leases and tenant relationships	--	--	--	0.00%		1,134,188	--	1,134,188	100.00%
Loss on sale of securities	--	--	--	0.00%		163,630	--	163,630	100.00%
Loss on extinguishment of debt	--	337,832	(337,832)	(100	.00)%	--	337,832	(337,832)	(100	.00)%
Interest	6,412,141	5,550,005	862,136	15.53%		8,093,230	5,580,719	2,512,511	45.02%

Total non-operating expenses	12,087,883	11,148,065				17,585,871	11,372,520

Income (loss) before minority interest in
properties, equity in loss of
Multifamily Joint Venture, equity in
income of Mortgage Funds, minority
interest in Operating Partnership and
gain on transfer of property to
Multifamily Joint Venture	$(423,493)	$504,371				$(3,951,507)	$(1,152,879)

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Rental revenue increased $6,481,487 and of that increase $5,996,879 is attributable to newly acquired apartment communities. The Same Property Portfolio increased $484,608 as an effective rental rate increase of 4.96% was partially offset by a decrease in average occupancy from 92.09% to 90.96% for the nine months ended September 30, 2003 and 2004, respectively.

Interest income increased $561,775 due to substantial amounts of cash and cash equivalents available for short-term investments during the nine months ended September 30, 2004 as compared to the same period in 2003. When the Company is fully invested, interest income is expected to return to historical levels.

Of the $55,885 increase in utility reimbursements, $53,149 is attributable to newly acquired apartment communities.

Other revenue increased $233,184 and of the increase $275,118 is from newly acquired apartment communities which offset a decrease of $41,934 from the Same Property Portfolio. The Same Property Portfolio decrease is generally tied to normal fluctuations in the various fees charged and collected during the period.

Of the $2,117,536 increase in operating expense, $1,615,562 is attributable to newly acquired apartment communities. The remaining increase of $501,974 is attributable to the Same Property Portfolio. About half of the increase, or $264,900, is attributable to increases in payroll and benefits costs including health insurance costs with utility costs, at $199,353, making up much of the balance of the increase. The Company expects the costs in these areas to continue to rise faster than inflation rates given the national issues surrounding health care and the increasing cost of oil and gas.

While maintenance costs increased $318,782, the costs related to newly acquired apartment communities, $349,904, were offset by a decrease in costs for the Same Property Portfolio of $31,122. The Same Property Portfolio decrease is attributable to general maintenance savings associated with the renovation work currently underway at the Seasons of Laurel and Hannibal Grove apartments. We expect this downward trend to stabilize in the near term and then move in an upward direction as the general costs of goods and services increases.

Real estate taxes increased $1,419,504. Of this increase, $1,378,381 is attributable to the newly acquired apartment communities.

While general and administrative costs increased $74,550, the costs of newly acquired apartment communities, $88,503, were offset by a small decrease in costs for the Same Property Portfolio of $13,953.

While management fees increased $349,764, the fees associated with newly acquired apartment communities, $431,584, were offset by a decrease in fees for the Same Property Portfolio of $81,820 which is primarily the result of a change in the property management fee rate from 5% of gross revenue to 4% of gross revenue effective April 1, 2003.

Of the $2,740,854 increase in depreciation expense, $2,325,340 is attributable to the newly acquired apartment communities. The remaining increase of $415,514 is attributable to the Same Property Portfolio and is the result of depreciation on approximately $5,877,000 in capital expenditures made in 2004. The Company expects depreciation expense to continue to rise as the renovation of several apartment communities continues through 2005.

Of the $2,512,511 increase in interest expense, $1,650,375 is attributable to the newly acquired apartment communities. The remaining increase of $862,136 is the result of increases in mortgage debt on the Same Property Portfolio. The Company continues to take advantage of the historically low interest rates available on multifamily mortgages and expects this trend to continue as it maintains mortgage levels in line with increasing property values.

Equity in income of Mortgage Funds decreased $2,058,088, this decrease is primarily attributable to the liquidation of the Company’s investment in Mortgage Funds. The Company expects this trend to continue through 2005 and into 2006, at which point it is the Company believes the Mortgage Funds will be fully liquidated.

Mortgage Debt to Fair Market Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of September 30, 2004, is as follows:

Mortgage Debt Summary as of September 30, 2004
	$	Weighted Average Rate
Collateralized - Fixed Rate	$182,777,772	5.44%
Collateralized - Variable	3,314,984	3.73%

Total Debt Maturity Schedule as of September 30, 2004	$186,092,756	5.39%

Year	$	% of Total
2004	$345,351	0.19%
2005	2,228,354	1.20%
2006	2,821,570	1.52%
2007	48,832,070	26.24%
2008	2,324,414	1.25%
Thereafter	129,540,997	69.60%

Total	$186,092,756	100.00%

The Company’s “Mortgage Debt–to-Fair Market Value of Real Estate Assets” as of September 30, 2004 is presented in the following table. The Company calculates the fair market value of real estate assets based on the most recently available third party appraisal. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio,” which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in these financial statements.

The information regarding “Mortgage Debt–to-Fair Market Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as when evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multifamily apartment communities, net of accumulated depreciation. At September 30, 2004, the aggregate net book value of our real estate assets was $154,399,789.

Fair Market Value of Real Estate as of September 30, 2004
Fair Market Value	Mortgage Debt	Loan-to-Value
$258,745,000	$186,092,756	71.92%

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

The following table presents a reconciliation of net income (loss) to Funds from Operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net Income (loss)	$29,350	$2,114,976	$(1,898,170)	$3,116,645
Add:
Depreciation of real property	2,160,486	1,915,149	6,543,521	4,652,562
Minority interest in Operating Partnership	244,025	488,050	732,075	488,050
Minority interest in properties	2,418	31,025	111,228	125,228
Amortization of acquired in-place leases
and tenant relationships	361,251	--	1,134,188	--
Equity in loss of Multifamily Joint Venture	58,105	--	160,778	--
Funds from Operations of Multifamily Joint
Venture	43,908	--	10,562	--
Less:
Minority interest in properties share of
Funds from Operations	(111,770)	(132,660)	(275,309)	(260,029)
Gain on transfer of property to Multifamily
Joint Venture	--	--	(232,704)	--

Funds from Operations	$2,787,773	$4,416,539	$6,286,169	$8,122,456

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s mortgage notes are primarily fixed rate instruments, therefore the majority of the Company’s debt is not sensitive to changes in the capital market except upon maturity. The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Mortgage Debt, Including Current Portion
	2004	2005	2006	2007	2008	Thereafter	Total
Fixed Rate Debt	$330,907	$2,207,900	$2,761,040	$48,769,233	$2,259,517	$126,449,174	$182,777,772
Average Interest Rate	5.52%	5.53%	5.44%	5.93%	5.26%	5.26%
Variable Rate debt	$14,440	$60,232	$62,552	$64,962	$67,133	$3,045,660	$3,314,984
Average Interest Rate	3.73%	3.73%	3.73%	3.73%	3.73%	3.73%

The table above reflects the mortgage notes payable as of September 30, 2004.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS
31.1	Certification of Principal Executive Officer Pursuant of 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.

November 15, 2004	/s/ David C. Quade
David C. Quade
President and Chief Financial Officer