Form 10-K
period 2004-12-31
BERKSHIRE INCOME REALTY INC
filed 2005-03-31
CIK 1178862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended		December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period		_______________ or _______________

Commission File number ____________001-31659_________________

Berkshire Income Realty, Inc.

Maryland					32-0024337
(State of other jurisdiction of incorporation or organization)				(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts					02108
(Address of principal executive offices)					(Zip code)

(Registrant’s telephone number, including area code)				(617) 523-7722

Securities registered pursuant to Section 12(b) of the Act:				None

Securities registered pursuant to Section 12(g) of the Act:				None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Act)

	Yes		No	X

Aggregate market value of voting securities held by non-affiliates: Not applicable.

There were 1,283,313 shares of Class B common stock outstanding as of March 31, 2005.

Documents incorporated by reference: Certain documents incorporated by reference are listed in the Exhibit Index herein.

SPECIAL NOTE REGARD FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), availability of capital, interest rates and interest rate spreads, changes in generally accepted accounting principles and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A. “Risk Factors” and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the “SEC”).

The risks here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risks factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.

PART I

Executive Summary

2004 was a productive and exciting year for Berkshire Income Realty, Inc. (the “Company” or “BIR”). BIR acquired an interest in twelve new properties in six transactions with an aggregate market value at purchase of approximately $140,000,000, interest rates were fixed on more than $120,000,000 of both new and refinanced mortgages, occupancies improved at our Same Portfolio Properties (properties acquired or placed in service prior to January 1, 2003) and we continued our strategy of exploring and implementing renovation opportunities at our properties.

In 2004 interests were acquired in twelve new multifamily apartment communities. Five of these communities were acquired through ventures, providing additional diversification. During 2004 the Company also entered two new markets, Virginia and Illinois, while expanding its presence in its existing Florida, Texas and Maryland markets.

During 2004 a large portion of the portfolio was aggressively financed and refinanced to take advantage of historically low mortgage rates. Fixed rate mortgages of $47,767,000 were financed on new acquisitions during the year at an average interest rate of approximately 5.0% and $72,320,000 of mortgages were replaced, reducing mortgages with an average fixed interest rate of a 5.95% to an average fixed interest rate of 4.86%.

In 2004, market related occupancy increased from 92.09% to 94.72%, at the Same Portfolio Properties. This increase was primarily driven by increases in occupancy at the Maryland properties. Occupancy levels are expected to stabilize during 2005 as the economy continues its slow but steady upward movement.

The Company’s strategy for setting rental rates generally tries to balance occupancy with rental increases to achieve market level occupancy rates. In soft markets, BIR will offer short-term concessions to new and renewing tenants to maintain occupancy without producing significant fluctuations in market rental rates. This strategy allows the Company to react more quickly to temporary changes in market conditions without obligating the Company to long-term commitments of lower than necessary rental rates.

The renovation of Seasons of Laurel in Maryland, which began 2003, crossed the halfway point in October 2004. This $8,100,000 project continues to meet our expectation with respect to return on investment and it is expected to be complete by early 2006. The retro fit of Hannibal Grove to provide in unit washer and dryer connections is progressing quickly and a decision will be made to implement a full internal unit renovation project at the property in 2005.

2005 is of to a good start with the acquisition of Westchester West Apartments, a 345 unit multifamily apartment community located in Silver Spring, Maryland from an affiliate of the Company for $39,250,000. The Company will continue exploring acquisition sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate and foreclosure auctions. 2004 included an acquisition from each of these sources.

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, organized on July 19, 2002. The Company is in the business of acquiring, owning and operating multifamily apartment communities.

RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this report and other statements we or our representatives make from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this report. In connection with the forward-looking statements that appear in this report, you should also carefully review the cautionary statement referred to herein under “Special Note Regarding Forward-Looking Statements.”

Risk Factors Relating to the Company

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We intend to conduct our operations so as not to be required to register as an investment company under the Investment Company Act of 1940. We believe that there are exemptions under the Investment Company Act that are applicable to us. The assets that we may acquire are limited by the provisions of the Investment Company Act and the exemption on which we rely. In addition, we could, among other things, be required either to change the manner in which we conduct our operations to avoid being required to register as an investment company, or to register as an investment company. Either of these could have an adverse effect on us and the market price for our publicly traded securities. For example, one exception from the definition of an “investment company” we believe we could rely on would require us to manage our assets such that no more than 40% of our total assets (exclusive of government securities and cash) are invested in “investment securities”. Generally speaking, “investment securities” are all securities except securities issued by majority-owned operating company subsidiaries and government securities. To be able to continue to rely on this exception in the event the value of our investment securities were to increase relative to our total assets, we may need to sell certain investment securities that we otherwise would not want to sell. Furthermore, we may be required to hold other non-investment security assets, such as some of our real property assets that we may otherwise want to sell, in order to avoid increasing the value of our investment securities relative to our total assets.

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

To obtain the favorable tax treatment for REITs qualifying under the Code, we generally are required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us with respect to any calendar year are less than the sum of: (1) 85% of our ordinary income for the calendar year; (2) 95% of our capital gain net income for the calendar year, unless we elect to retain and pay income tax on those gains; and (3) 100% of our undistributed amounts from prior years.

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

In many of the markets where we may seek to acquire multifamily apartment communities we may face significant competition from well capitalized real estate investors, including private investors, publicly traded REITs and institutional investors. This competition can result in sellers obtaining premiums on their real estate, which sometimes pushes the price beyond what we may consider to be a prudent purchase price. We have thus begun expanding our sourcing strategy to include non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions. Some of these acquisition strategies can involve more risk than market rate core and core-plus acquisitions, but may allow the Company to realize higher returns if the underlying assumptions are achieved. However, if the underlying assumptions are not achieved, the additional risks associated with these broader sourcing strategies could result in lower profits, or higher losses, than would be realized in market rate acquisitions.

We may renovate our properties, which could involve additional operating risks.

We expect to be working on the renovation of multifamily properties that we may acquire. We may also acquire completed multifamily properties. The renovation of real estate involves risks in addition to those involved in the ownership and operation of established multifamily properties, including the risks that specific project approvals may take longer to obtain than expected, that construction may not be completed on schedule or budget and that the properties may not achieve anticipated rent or occupancy levels.

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

We may face significant competition in seeking investments. We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REIT’s, institutional investors and other investors, including companies that may be affiliated with Berkshire Property Advisors, L.L.C. (“Berkshire Advisor”). When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

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

Under our current investment policies, we may not incur indebtedness if by doing so our ratio of debt to total assets, at fair market value, exceeds 75%. However, we may reevaluate our borrowing policies from time to time, and the Board may change our investment policies without the consent of our stockholders. At December 31, 2004 and 2003, our ratio of debt to total assets, at fair market value, was 70.00% and 74.21%, respectively.

Our insurance on our real estate may not cover all losses.

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some types of losses, such as from terrorism, are uninsurable or not insurable on economically feasible terms. In addition, many insurance carriers are excluding asbestos-related claims and most mold-related claims from standard policies, pricing asbestos and mold endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we have not obtained insurance for acts of terrorism or asbestos-related claims or all mold-related risks. We continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism, asbestos or mold, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature could adversely affect us.

Environmental compliance costs and liabilities with respect to our real estate may adversely affect our results of operations.

Our operating costs may be affected by our obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to the assets, or loans secured by assets, with environmental problems that materially impair the value of assets. Under various federal, state or local environmental laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances may be substantial. In addition, the owner’s liability as to any property is generally not limited under these laws, ordinances and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of hazardous or toxic substances, or the failure to remediate properly, may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Under these laws, ordinances and regulations, an owner or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos, at a disposal facility may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the facility, whether or not the facility is owned or operated by the owner or entity. In connection with the ownership of any of our properties, or participation in joint ventures, or the disposal of hazardous or toxic substances, we may be liable for any of these costs.

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

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We do not currently have insurance for all mold-related risks. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and these restrictions may require additional expenditures. In connection with the ownership of properties, we may be potentially liable for any of these costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our results of operations and financial condition.

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

Various laws, ordinances, and regulations affect multifamily residential properties, including regulations relating to recreational facilities, such as activity centers and other common areas. We believe that each of our properties has all material permits and approvals to operate its business.

Our multifamily residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of such of our properties where such removal is "readily achievable." The ADA does not, however, consider residential properties to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. We believe that our properties comply in all material respects with all current requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition.

The Fair Housing Act (the “FHA”) requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. We believe that our properties that are subject to the FHA are in compliance with such law. The cost of defending against any claims of liability under the FHA or the payment of any related fines or damages could adversely affect our financial condition.

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

We may acquire multifamily apartment communities through foreclosure auctions, which limit our ability to perform due diligence.

One of our acquisition strategies seeks to acquire multifamily apartment communities through foreclosure auctions. Generally when a property is foreclosed on by a lender, there is minimal time between the announcement of foreclosure and the auction to dispose of the property and access to the property for due diligence is either severely limited or unavailable. The lack of time and access for due diligence can result in only limited knowledge of problems, including environmental issues, that are identified after the acquisition has taken place. While the Company generally includes provisions for unforeseen problems into its underwriting models, there is no assurance that these provisions will be sufficient to remediate all of the issues identified after closing. If significant issues are identified after closing, which were not provided for during the underwriting, this sourcing strategy could result in lower profits, or higher losses, than would be realized in market rate acquisitions, where full due diligence is available.

Risk Factors Relating to Our Management

We are dependent on Berkshire Advisor and may not find a suitable replacement at the same cost if Berkshire Advisor terminates the advisory services agreement.

We have entered into a contract with Berkshire Advisor (which we refer to as the advisory services agreement) under which Berkshire Advisor is obligated to manage our portfolio and identify investment opportunities consistent with our investment policies and objectives, as the Board may adopt from time to time. Although the Board has continuing exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, the Board initially has delegated to Berkshire Advisor, subject to the supervision and review of our Board, the power and duty to make decisions relating to the day-to-day management and operation of our business. We generally utilize officers of Berkshire Advisor to provide our services and employ only a few individuals as our officers, none of whom are compensated by us for their services to us as our officers. We believe that our success depends to a significant extent upon the experience of Berkshire Advisor's officers, whose continued service is not guaranteed. We have no separate facilities and are completely reliant on Berkshire Advisor, which has significant discretion as to the implementation of our operating policies and strategies. We face the risk that Berkshire Advisor could terminate the advisory services agreement and we may not find a suitable replacement at the same cost with similar experience and ability. However, we believe that so long as KRF Company, L.L.C. (“KRF Company”), which is an affiliate of Berkshire Advisor, continues to own a significant amount of our common stock, Berkshire Advisor will not terminate the advisory services agreement. Although KRF Company currently owns all of our common stock, we cannot be certain that KRF Company will continue to do so.

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

Through December 31, 2004, our property manager, an affiliate of Berkshire Advisor, in most cases provided on-site management services for our properties. Our directors who are affiliates of our property manager might be subject to conflicts of interest in their dealings with our property manager. In order to mitigate these conflicts, the renegotiation, renewal or termination of the property management agreements requires the approval of the audit committee of the Board (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange). As of January 1, 2005, Berkshire Advisor assumed the role of property manager for our properties, under the same terms as the agreements with the prior property manager.

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

We have adopted policies to ensure that Berkshire Advisor does not enter into investments on our behalf involving its affiliates that could be less favorable to us than investments involving unaffiliated third parties. For example, any transaction between us and Berkshire Advisor or any of its affiliates requires the prior approval of the audit committee of the Board (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange). Members of our audit committee are also required under our bylaws to be unaffiliated with Berkshire Advisors and its affiliates. We cannot be certain that these policies will be successful in eliminating the influence of any conflicts.

Our Board of Directors has approved investment guidelines for Berkshire Advisor, but might not approve each multifamily residential property investment decision made by Berkshire Advisor within those guidelines.

Berkshire Advisor is authorized to follow investment guidelines adopted from time to time by the Board in determining the types of assets it may decide to recommend to the Board as proper investments for us. The Board periodically reviews our investment guidelines and our investment portfolio. In conducting periodic reviews, the Board relies primarily on information provided by Berkshire Advisor. However, Berkshire Advisor may make investments in multifamily residential property on our behalf within the Board approved guidelines without the approval of the Board.

We may change our investment strategy without stockholder consent, which could result in our making different and potentially riskier investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our initial plan to primarily acquire, own and operate multifamily residential properties. In addition, the methods of implementing our investment policies may vary as new investment techniques are developed. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

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

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, an affiliate of the Company, contributed its ownership interests in five multifamily apartment communities (the “Properties”), to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

The Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group (the “Predecessor”). The merger of the separate businesses into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at the interests’ historical cost. The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Interests acquired.

Certain minority ownership interests in three of the contributed multifamily properties are owned by an unaffiliated third party. As the minority interests did not change in connection with the completion of the Offering, the accounting for these interests is based on existing carrying amounts.

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

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), and its general partner, Gables of Texas, L.L.C., also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multifamily apartment community located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired all of the interests in Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas, L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable). The Gables Apartments is a contiguous property to Walden Pond Apartments; the Company owns both communities and currently operates them as one community under the name Walden Pond/Gable Apartments.

Due to the affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate its financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented, which is similar to the accounting for a pooling of interests.

On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol “BIR.pr.a”.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub, L.L.C., a newly formed Delaware limited liability Company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multifamily apartment community located in Pompano, Florida that is referred to as Windward Lakes Apartments. The former general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. The acquisition was approved by the audit committee of the Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange. At the time of the contribution, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% indirect ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate its financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

On October 30, 2003, the Operating Partnership, through a newly formed and wholly owned subsidiary, St. Marin/Karrington Limited Partnership (“St. Marin/Karrington”), whose general partner, SM Karrington, L.L.C., also a newly formed affiliate, acquired The St. Marin/Karrington Apartments, a 600 unit multifamily apartment community located in Coppell, Texas, from a third party for a purchase price of approximately $46,125,000.

On January 28, 2004, our Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multifamily apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms-length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. The purchase price was funded with available cash and new first mortgage financing. Effective May 1, 2004, the Company consummated a multifamily venture relationship (the “Multifamily Venture”) with an unrelated third party (the “Venture Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Venture, the Venture Partner contributed, in cash, 65% of the total Multifamily Venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution representing a return of capital, of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to, in addition to its 35% pro rata share, additional distributions equal to approximately 30% of the distributions otherwise payable to the Venture Partner. The Operating Partnership is the managing member of the L.L.C. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multifamily apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited

Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

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

On November 3, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Bridgewater, L.L.C. and BIR Trellis L.L.C., purchased Bridgewater on the Lake Apartments (“Bridgewater”) and Trellis at Lee’s Mill Apartments (“Trellis”), respectively, from an unaffiliated third party. Bridgewater is a 216 unit multifamily apartment community located in Hampton, Virginia. Trellis is a 176 unit multifamily apartment community located in Newport News, Virginia. The purchase price for Bridgewater and Trellis was $18,590,000 and $8,825,000, respectively, and was funded with available cash and new first mortgage financing.

On November 4, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Arboretum L.L.C. and BIR Silver Hill L.L.C., purchased Arboretum Place Apartments (“Arboretum”) and Silver Hill at Arboretum Apartments (“Silver Hill”), respectively, from an unaffiliated third party. Arboretum is a 184 unit multifamily apartment community located in Newport News, Virginia. Silver Hill is a 153 unit multifamily apartment community also located in Newport News, Virginia. The gross purchase price for Arboretum and Silver Hill was $10,575,000 and $4,350,000, respectively. The properties were purchased subject to the assumption of the existing mortgages outstanding on the properties with a face value of approximately $5,929,000 and $3,444,000, respectively. The purchase price, net of assumed debt, was paid from available cash. Pursuant to the provisions of SFAS No. 141, “Business Combinations”, the assumed mortgages were recorded at fair value, based on the present value of the amounts to be paid under the obligations. The fair market value of the debt assumed on Arboretum and Silver Hill is $6,894,193 and $4,010,241, respectively. Additionally, on November 4, 2004, the Company acquired the vacant land adjacent to Arboretum for $1,500,000 from F.C. Arboretum Land Associates, L.P. The purchase of the land was funded with available cash.

Effective September 24, 2004, the Operating Partnership consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unrelated third party, whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of the partnership interests purchased from Capital Realty Investors-II Limited Partnership (“CRI”). Under the terms of the limited liability company agreement governing JV BIR/ERI, the Operating Partnership will own a 58% interest as the managing member and ERI will own the remaining 42% interest. All profits and losses will be shared by the Operating Partnership and ERI on a pro rata basis according to their respective ownership interests. Affiliates of the Operating Partnership will be entitled to perform asset management and property management services and receive fees in payment thereof. The Company evaluated its investment in JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R, Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures or Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Therefore the Company accounted for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) based on its controlling interest in the subsidiary.

On November 17, 2004, the Operating Partnership, through JV BIR/ERI, completed the acquisition of 100% of the outstanding limited and general partner interests of Arrowhead Apartments Associates Limited Partnership, the fee owner of Arrowhead Apartments (“Arrowhead”), a 200 unit multifamily apartment community located in Palatine, Illinois, and Moorings Apartments Associates Limited Partnership, the fee

owner of Moorings Apartments (“Moorings”), a 216 unit multifamily apartment community located in Roselle, Illinois. The net purchase price for the Arrowhead and Moorings interests was $1,313,392 and $416,455, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Arrowhead and Moorings interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of defeasance. JV BIR/ERI exercised its right of defeasance and extinguished the outstanding mortgage obligations of approximately $7,431,000 and $8,801,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from our Venture Partner.

On December 28, 2004, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Yorktowne, L.L.C., consummated the acquisition of 100% of the fee simple interest of Yorktowne at Olde Mill Apartments (“Yorktowne”), a 216 unit multifamily apartment community located in Millersville, Maryland, from EQR-Yorktowne Vistas, Inc. , an unaffiliated third party, for $21,500,000, plus customary closing costs. The purchase price was paid from available cash. As of December 31, 2004, the Operating Partnership had locked the interest rate on $16,125,000 of first mortgage debt at a fixed interest rate of 5.13% for ten years secured by the Yorktowne property. The Operating Partnership completed the financing in January 2005.

On December 29, 2004, the Operating Partnership, through JV BIR/ERI, completed the acquisition of 100% of the outstanding limited and general partner interests of Blackburn Associates Limited Partnership, the fee owner of Country Place I Apartments (“Country Place I”), a 192 unit multifamily apartment community located in Burtonsville, Maryland, and Second Blackburn Associates Limited Partnership, the fee owner of Country Place II Apartments (“Country Place II”), a 120 unit multifamily apartment community also located in Burtonsville, Maryland. The net purchase price for the Country Place I and Country Place II interests was $7,769,720 and $5,054,677, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Country Place I and Country Place II interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of prepayment. JV BIR/ERI exercised its right of prepayment on the purchase date and extinguished the outstanding mortgage obligations of approximately $6,728,000 and $4,078,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from our Venture Partner.

The Company continues to expand its portfolio. On February 15, 2005, the Company completed the acquisition of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments (“Westchester West”), a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership (collectively, BRH Westchester). BRH Westchester is an affiliate of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition was approved by the audit committee of the Board, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The purchase price and related closing costs were funded in part through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% for a term of ten years.

On March 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Brompton Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Waters on Brompton, a 362 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The acquisition was consummated pursuant to a winning bid placed on the property at foreclosure auction. The successful bid was $14,400,000 and was immediately paid from available cash. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

On March 16, 2005, the Company signed an agreement of sale with Owings Manor Realty, L.L.C. and GMAC Commercial Realty Partners, L.P. (collectively the “Sellers”) to purchase the 100% of the outstanding interests of Owings Manor Investors, L.L.C., the fee simple owner of Owings Manor Apartments, a 791 unit multifamily apartment community located in Reisterstown, Maryland. The Sellers are unaffiliated third parties. The purchase price is $67,235,000, and is subject to normal operating apportionments as provided for in the agreement.

On March 16, 2005, the Company signed an agreement of sale with Pacy Oletsky, general and limited partner, Jack L. Baylin, general and limited partner, Michael Baylin, limited partner, Gail Baylin, limited partner, Bonnie Oletsky, limited partner, Howard Gartner, limited partner, Ruth P. Weiss, limited partner, The Abraham & Virginia Weiss Charitable Trust A, limited partner, and The Abraham & Virginia Weiss Charitable Trust B, limited partner (collectively the “Owners”) to purchase the 100% of the general and limited partner interests of Pelham Wood Limited Liability Limited Partnership, the fee simple owner of Pelham Wood Apartments, a 464 unit multifamily apartment community located in Baltimore, Maryland. The Owners are unaffiliated third parties. The purchase price is $30,160,000, and is subject to normal operating apportionments as provided for in the agreement.

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchace Limited Partnership, completed the acquisition of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas from Trivest Westpark L.P, (“Trivest”) the fee simple owner of the property. The Company will operate the property under the name Berkshires at Westchace Apartments. Trivest is not an affiliate of the Company. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

The Company does not have any employees. Its day-to-day business is managed by an affiliate of KRF Company, Berkshire Advisor, which has been retained pursuant to the advisory services agreement described under Item 13. Our properties were managed by BRI OP Limited Partnership pursuant to property management agreements described under Item 13 until December 31, 2004. As of January 1, 2005, Berkshire Advisor assumed property management responsibilities under the various property management agreements.

Our principal executive offices are located at One Beacon Street, Suite 1500, Boston, Massachusetts 02108 and our telephone number at that address is (617) 523-7722.

We are required to file annual, quarterly, and current reports, and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. The Company voluntarily provides, free of charge, paper or electronic copies of all filings upon request. Additionally, all filings are available free of charge on our website. Our Internet address is http://www.berkshireincomerealty.com.

ITEM 2.	PROPERTIES

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2004 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in these financial statements and is incorporated by reference herein.

Description	Location	Year Acquired	Total Units	Ownership Interest	Average 2004 Occupancy

Century	Cockeysville, Maryland	1984	468	75.82%	94.37%
Dorsey’s Forge	Columbia, Maryland	1983	251	91.38%	97.14%
Hannibal Grove	Columbia, Maryland	1983	316	91.38%	97.10%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	86.70%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	92.33%
Windward Lakes	Pompano, Florida	1992	276	100.00%	93.98%
St. Marin/Karrington	Coppell, Texas	2003	600	100.00%	90.52%
Laurel Woods	Austin, Texas	2004	150	100.00%	82.91%
Bear Creek	Dallas, Texas	2004	152	100.00%	84.14%
Bridgewater	Hampton, Virginia	2004	216	100.00%	98.19%
Trellis	Newport News, Virginia	2004	176	100.00%	96.10%
Silver Hill	Newport News, Virginia	2004	153	100.00%	96.28%
Arboretum	Newport News, Virginia	2004	184	100.00%	97.83%
Arboretum Land	Newport News, Virginia	2004	-	100.00%	-
Arrowhead	Palatine, Illinois	2004	200	58.00%	88.00%
Moorings	Roselle, Illinois	2004	216	58.00%	97.00%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	95.00%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	93.00%
Yorktowne	Millersville, Maryland	2004	216	100.00%	93.00%
			5,530
Marina Mile (1)	Fort Lauderdale, Florida	2004	306	35.00%	91.61%
Total			5,836

All of the properties in the above table, with the exception of Bear Creek, the Arboretum Land and Yorktowne, are encumbered by mortgages as of December 31, 2004.

(1) – The Company owns a 35% interest in Marina Mile, an unconsolidated multifamily venture.

ITEM 3.	LEGAL PROCEEDINGS

We currently are not party, and none of our properties is subject, to any material pending legal proceedings and do not know of any such proceedings contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for our outstanding common stock, all of which is held by KRF Company. During 2004, the Company declared a cash dividend on its common stock for each of the quarters ended March, 31, June 30, September 30, and December 31, 2004, in the amount of $.004656 per share per quarter. The Company plans to declare cash dividends on its outstanding common stock in the future.

Refer to Item 12 herein for disclosures relating to the Company's equity compensation plans.

The Company has not sold any securities, other than those sold to KRF Company simultaneously with the completion of the Offering, within the past three years that were not registered under the Securities Act of 1933, as amended.

During the period October 1, 2004 to December 31, 2004, no purchases of any of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, were made by or on behalf of the Company or any "affiliated purchaser."

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. for a discussion of the entities that comprise the Company. The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” and the financial statements of the Company (including the related notes contained therin). All amounts have been retroactively restated for the acquisition of Windward Lakes which has been treated similar to the accounting for a pooling of interests. See the “Index to Financial Statements and Financial Statement Schedule” on page 60 to this report.

	Berkshire Income Realty, Inc.
	December 31,
	Company	Company	Predecessor	Predecessor	Predecessor
	2004	2003	2002	2001	2000

Operating Data:
Revenue	$40,519,662	$30,241,194	$28,359,756	$27,788,117	$26,026,163
Equity in income of Mortgage Funds	3,392,585	6,720,746	-	-	-
Depreciation	11,628,272	7,897,623	5,877,594	5,379,034	5,553,341
Income (loss) before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, and gain on transfer of property to Multifamily Venture	(7,252,183)	(2,202,893)	1,557,596	(5,028,901)	(1,797,284)
Net income (loss)	(7,811,651)	3,642,260	37,596	(4,800,901)	(1,280,284)
Net loss available to common Shareholders	(14,512,465)	(1,308,998)	-	-	-
Net loss per common share – basic and diluted	$(11.31)	$(1.38)	-	-	-
Weighted average common shares outstanding-basic and diluted	1,283,313	948,733	-	-	-
Cash dividends declared on common OP Units and Shares	$1,000,000	$750,000	-	-	-

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$374,508,276	$247,832,637	$189,055,522	$185,759,899	$ 150,350
Real estate, after accumulated depreciation	260,554,434	145,222,916	94,343,424	96,925,395	66,894,841
Cash and cash equivalents	31,913,045	42,145,947	4,852,257	4,395,110	8,192,710
Total assets	321,105,499	238,875,093	105,472,654	107,099,133	81,179,214
Total long term obligations	268,716,955	184,471,204	122,318,027	93,380,165	88,550,926
Minority interest in properties	7,422,481	-	-	619,000	1,384,500
Stockholders’ / Owners’ equity (deficit)	33,235,183	47,757,319	(22,526,662)	8,454,523	(19,266,373)

Other Data:
Total multifamily apartment communities (at end of year)	18	7	6	6	6
Total apartment units (at end of year)	5,836	3,555	2,815	2,815	2,815

Funds from operations (1)	$ 6,532,120	$ 10,623,663	$ 5,903,432	-	-

Cash flows (used in) provided by operating activities	$ 9,638,906	$ 7,809,045	$ 7,552,654	$ (3,916,442)	$ 6,947,180
Cash flows used in investing activities	(76,698,381)	(24,189,632)	(3,497,694)	(33,240,651)	(24,174,519)
Cash flows (used in) provided by financing activities	56,826,573	53,674,277	(3,597,813)	33,359,493	23,621,827

(1) - The Company has adopted the revised definition of Funds from Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

The Company’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our financial statements. The Company did not have common shares or Operating Partnership units and shares outstanding for the years ended December 31, 2000, 2001 and 2002.

The following is a reconciliation of GAAP net income (loss) to FFO:

	December 31,
	2004	2003	2002
Net income (loss)	$ (7,811,651)	$ 3,642,260	$ 37,596
Add:
Depreciation of real property	8,964,346	6,288,282	4,680,391
Minority interest in Operating Partnership	976,100	732,075	-
Minority interest in properties	2,932,572	143,518	1,520,000
Amortization of acquired in-place leases and tenant
relationships	1,603,612	212,200	-
Equity in loss of Multifamily Venture	276,085	-	-

Less:
Funds from operations of Multifamily Venture	(1,260)	-	-
Minority interest in properties share of funds from
Operations	(174,980)	(394,672)	(334,555)
Gain on transfer of property to Multifamily Venture	(232,704)	-	-

Funds from Operations	$ 6,532,120	$10,623,663	$5,903,432

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of the information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisition, (including any related pro forma financial information) future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, we cannot be certain that our expectation will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions and sales, and continued access to capital to fund growth. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

Overview

The Company is engaged primarily in the ownership, acquisition and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of March 29, 2005, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the year ended December 31, 2004 included the following:

•

On January 28, 2004, the Company acquired Marina Mile in Fort Lauderdale, Florida from a third party for $23,000,000. The multifamily apartment community has 306 units. The Company also obtained first mortgage financing of $17,400,000 on the property at a fixed rate of interest of 5.15% for 10 years.

•	On March 30, 2004, the Company acquired Laurel Woods in Austin, Texas from an affiliate of the Company. The community has 150 units and was acquired for $5,250,000 and funded with available cash.

•	On March 31, 2004, the Company acquired Bear Creek in Dallas, Texas from an unaffiliated third party for $4,900,000. The community has 152 units and was funded with available cash.
•

On May 1, 2004, the Company consummated a multifamily venture agreement (“JV Marina Mile”) with an unrelated third party. The Operating Partnership contributed its interest in Marina Mile L.L.C. in exchange for equity in JV Marina Mile. The partners in JV Marina Mile will participate in economic benefits of the Marina Mile property.

•

On September 24, 2004, the Company consummated a multifamily venture agreement (“JV BIR/ERI”) with an unrelated third party. JV BIR/ERI was created for the purpose of acquiring multifamily apartment communities. The partners will participate in the economic benefits, on a pro rata basis, of properties acquired by JV BIR/ERI.

•

On November 1, 2004, the Company closed on the refinancing of $42,800,000 of first mortgage debt on the Dorsey’s Forge and Hannibal Grove properties. The interest rate is fixed at 4.86% for a term of 9 years.

•	On November 1, 2004, the Company closed on the refinancing of $29,520,000 of first mortgage debt on the Century property. The interest rate is fixed at 4.87% for a term of 9 years.
•

On November 3 and 4, 2004, the Company acquired Bridgewater Apartments in Hampton, Virginia and Trellis, Silver Hill and Arboretum Apartments, all in Newport News, Virginia. The combined properties have 729 units and were acquired with available cash and plus new and assumed financing for $42,340,000. The Company obtained first mortgage financing of $20,962,500 at 5.11% and 5.17% fixed rates of interest for terms of 9 years. The Company also assumed existing mortgage debt of the seller totaling $10,573,000 with interest at a fixed rate of 7.18%. The assumed mortgage notes mature in 2026.

•

On November 17, 2004, the Operating Partnership, through JV BIR/ERI acquired the outstanding partnership interest of the owners of the Arrowhead and Moorings Apartments, two multifamily apartment communities located in Palatine and Roselle, Illinois, respectively. The properties have a total of 416 units and the partnership interests were acquired with available cash for $1,313,392 and $416,455, respectively. JV BIR/ERI also obtained first mortgage financing of $11,285,000 on the properties with fixed rates of interest of 5.00% for terms of 9 years. The proceeds of the financing was used, in part, to satisfy existing mortgage obligations of the acquired partnership interests.

•

On December 28, 2004, the Company acquired Yorktowne Apartments in Millersville, Maryland from an unaffiliated third party for $21,500,000. The multifamily apartment community has 216 units and the purchase was funded with available cash.

•

On December 29, 2004, the Operating Partnership, through JV BIR/ERI acquired the outstanding partnership interest of the owners of the Country Place I and Country Place II Apartments, two multifamily apartment communities located in Burtonsville, Maryland. The properties have a total of 312 units and the partnership interests were acquired with available cash and financing for $7,769,720 and $5,054,677, respectively. JV BIR/ERI obtained first mortgage financing of $15,520,000 on the properties with a fixed rate of interest of 5.01% for a term of 10 years. The proceeds of the financing were used, in part, to satisfy existing mortgage obligations of the acquired partnership interests.

Acquisition Strategy

The Company continues to seek out market rate core and core-plus acquisitions as it grows its portfolio. However, it is seeing significant competition in many of the markets where it intends to invest. To broaden the scope of its acquisition sourcing efforts the Company is seeking to include non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions. We believe that this broadened approach will provide additional opportunities to acquire multifamily apartment communities that otherwise would not exist in the highly competitive markets in which we are seeking to buy.

Financing and Capital Strategy

In select instances the Company evaluates opportunities available through joint venture relationships with institutional real estate investors on certain acquisitions. This strategy will allow the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments. A joint venture strategy will allow us to acquire more multifamily apartment communities than our current capital base would allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by, the Berkshire Multifamily Value Fund, L.P. (the “Fund”). The Fund, which has not yet been formed, will be sponsored by our affiliate, Berkshire Advisors. The investment was also approved by the audit committee of the Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange.

The investment objectives of the Fund are similar to those of the Company and under the terms of the Fund, Berkshire Advisors will generally be required to present investment opportunities, which meet the Fund’s investment criteria, only to the Fund. However, the Company expects to have invested the bulk of its available capital by the end of the third quarter of 2005 and intends to finance its commitment to the Fund with proceeds from the refinancing of properties in its portfolio. Under the proposed terms of the Fund, the Company is expected to have the right to acquire assets that: (i) satisfy the requirements of Section 1031 of the Internal Revenue Code for like-kind exchanges for properties held by the Company or (ii) involve less than $8,000,000 of equity capital in any 12-month period if such capital is generated as a result of refinancing of debts of the Company.

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

The value of in-place leases and tenant relationships are amortized over the initial term of the respective leases and any expected renewal period. The intangible assets associated with the acquisition of properties by the Company in 2004, the related amortization, which totaled $1,603,612, and the net amount as of December 31, 2004 are as follows:

Property	Net Intangible Assets at December 31, 2003	Intangible Assets At Acquisition	Dispositions	Amortization of Intangible Assets	Net Intangible Assets at December 31, 2004

St. Marin /Karrington	$1,061,004	$ -	$ -	$(1,061,004)	$ -
Marina Mile	-	437,181	(343,795)	(93,386)	-
Laurel Woods	-	98,414	-	(65,263)	33,151
Bear Creek	-	107,856	-	(63,586)	44,270
Bridgewater	-	347,142	-	(96,852)	250,290
Trellis	-	211,594	-	(52,881)	158,713
Silver Hill	-	129,616	-	(39,327)	90,289
Arboretum	-	273,743	-	(78,556)	195,187
Arboretum Land	-	-	-	-	-
Arrowhead	-	202,127	-	(23,740)	178,387
Moorings	-	256,785	-	(29,017)	227,768
Country Place I	-	362,776	-	-	362,776
Country Place II	-	235,964	-	-	235,964
Yorktowne	-	376,045	-	-	376,045

Total	$1,061,004	$3,039,243	$(343,795)	$(1,603,612)	$2,152,840

Unconsolidated Investments in Mortgage Funds

The acquisition of the Interests in the Mortgage Funds by the Company has been accounted for using purchase accounting based upon the fair value of the Preferred Shares for the interests acquired. The fair value was determined to be the $25.00 liquidation preference for the Preferred Shares since this was the most readily available market value at the date of the closing of the exchange offer.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. No such losses have been recognized to date.

Capital Improvements

The Company’s policy is to capitalize costs related to the acquisition, rehabilitation and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear by the resident are expensed on the turn. Recurring capital improvements typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on the Company’s net income.

Revenue Recognition

The properties are leased under terms of leases with terms of generally one year or less. Rental revenue is recognized when earned. Recoveries from tenants for utility expenses are recognized in the period the applicable costs are incurred. Other income, which consists primarily of income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees, are recognized when earned.

Investment in Multifamily Ventures

The Company’s investment in the Multifamily Venture was evaluated pursuant to the requirements of FIN46R “Consolidation of Variable Interest Entities” and was determined not to qualify as a variable interest entity. The Company has accounted for the investment in accordance with Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP 78-9”) as an equity method investment. The investment is carried as an asset on the balance sheet as Investment in Multifamily Venture and the Company’s equity in the income or loss of the joint venture is reflected as a single line item in the income statement as Equity in loss of Multifamily Venture.

Corporate Governance

Since the creation of our newly formed Company, we have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted American Stock Exchange corporate governance listing standards:

•

We elected three new independent directors, Messrs. Robert Kaufman, Richard Peiser and Randolph Hawthorne each of whom the Board determined to be independent under applicable SEC and American Stock Exchange rules and regulations;

•

The Board determined that Robert Kaufman, the Chairman of our Audit Committee, qualifies as an "audit committee financial expert" under applicable rules and regulations of the SEC, and is "independent" under applicable rules and regulations of the American Stock Exchange;

•

The Board’s Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants must be pre-approved;

•

The Board’s Audit Committee established "Audit Committee Complaint Procedures" for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•

The Board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this Code is available in print to stockholders’ upon written request addressed to Investor Relations, One Beacon Street Suite 1500, Boston, MA 02108;

•

The Board established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003 (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The Company adopted FIN 46R during the first quarter of 2004. The Company evaluated its investments in the Mortgage Funds interests for which it previously offered to exchange the Preferred Shares, its investment in the Multifamily Venture and JV BIR/ERI and concluded that the investments did not meet the requirements for consolidation under FIN 46R. In the case of JV BIR/ERI, the Company determined that proper accounting treatment required consolidation of the entity pursuant to Accounting Research Bulletin 51, “Consolidated Financial Statements”.

At their March 2005 meeting, the Emerging Issues Task Force ("EITF") reaffirmed its position regarding Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. Issue 04-5 addresses when it is appropriate for a general partner of a limited partnership to consolidate the activities of the limited partnership. The Task Force has concluded that the general partner of a limited partnership should consolidate a limited partnership unless, the limited the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”  In addition, the Task Force has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Issue has not been finalized and no effective date has been announced. At this time, the Company does not anticipate that Issue 04-5 will have a material effect on the consolidated and combined results of the Company. The Company will evaluate its limited partnership activity fully when the EITF finalizes its guidance under Issue 04-5.

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2004 and 2003, the Company had approximately $31,913,045 and $42,145,947 of cash and cash equivalents, respectively.

	Year ended December 31,
	2004	2003	2002

Cash provided by operating activities	$ 9,638,906	$ 7,809,045	$ 7,552,654
Cash used in investing activities	(76,698,381)	(24,189,632)	(3,497,694)
Cash provided by financing activities	56,826,573	53,674,277	(3,597,813)

During 2004, cash decreased by approximately $10,300,000. The main components of the overall decrease include an increase of approximately $9,600,000 provided by operational activities, an increase of approximately $56,800,000 provided by financing activities, including proceeds of new and refinanced mortgages and contributions from holders of minority interest in properties which were offset by principal payments on mortgages as well as the pay down of the refinanced mortgages and related financing fees, and a decrease of approximately $76,700,000 used in investing activities of the Company. The decrease in cash related to investing activities of the Company is due mainly to the acquisition of multifamily apartment communities as well as the acquisition of partnership interests that own such communities and capital expenditures for rehabilitation of the Company’s properties. The acquisitions were partially offset by proceeds from the liquidation of available-for-sale securities and distributions from the Mortgage Funds.

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

The Company’s mortgage debt on its Seasons of Laurel property is due in 2009, which includes the additional $20,378,000 of mortgage debt obtained in fiscal year 2003 that is coterminous with the first mortgage. Total long term obligations due in 2009 are $70,011,630, which the Company plans to pay through the refinancing of the respective property, although we cannot be certain that such financing will be available.

Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2004:

	Mortgage Amount
Property Name	Previous Balance	New Balance	Closing Date	Interest Rate	Term
Fixed Rate Mortgages:
Century	$ 22,118,044	$ 29,520,000	Nov. 1, 2004	4.87%	9 Years
Dorsey’s Forge	10,316,903	16,200,000	Nov. 1, 2004	4.86%	9 Years
Hannibal Grove	15,662,097	26,600,000	Nov. 1, 2004	4.86%	9 Years
Bridgewater on the Lake	-	14,212,500	Nov. 3, 2004	5.11%	9 Years
Trellis at Lee’s Mill	-	6,750,000	Nov. 3, 2004	5.07%	9 Years
Arboretum Place*	-	5,928,659	Nov. 4, 2004	7.18%	21 Years
Silver Hill at Arboretum*	-	3,444,109	Nov. 4, 2004	7.18%	21 Years
Arrowhead	-	5,510,000	Dec. 2, 2004	5.00%	9 Years
Moorings	-	5,775,000	Dec. 2, 2004	5.00%	9 Years
Country Place I & II	-	15,520,000	Dec. 29, 2004	5.01%	10 Years

Variable Rate Mortgage:
Laurel Woods	-	3,320,000	Aug. 13, 2004	4.30%	7 Years
	$ 48,097,044	$ 132,780,268

* The mortgages of the Silver Hill at Arboretum and Arboretum Place properties were assumed from the seller of the properties. The original term of the mortgage notes was 30 years of which approximately 21 years of principal and interest payments remain outstanding as of December 31, 2004. The balances recorded on the Balance Sheet represent the present value of the future payments at 5.37%, which the Company determined to be the current market interest rate for mortgages with similar terms.

Capital Expenditures

The Company paid or accrued $3,282,678 and $3,573,065 in recurring capital expenditures during the year ended December 31, 2004 and 2003, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid or accrued $6,115,568 and $2,261,886 in renovation related capital expenditures during the year ended December 31, 2004 and 2003, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditures preserve the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. The current cost estimate is now approximately $8,450,000, an increase of approximately 5% over the original cost estimate. As of December 31, 2004, the project is approximately 52% complete, approximately $4,394,000 of costs have been incurred to date and the project continues to be on track to meet the adjusted cost estimate. During 2004, the Company also completed construction on the new fitness center at Seasons of Laurel. The Company currently anticipates spending and has budgeted approximately $3,000,000 for continued renovations to the Seasons of Laurel property in 2005 in accordance with the renovation project currently in process.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project is expected to be approximately $1,455,000, or $5,775 per apartment unit, and is expected to be completed by August 2005. As of December 31,

2004, the project is approximately 25% complete, approximately $375,000 has been spent to date and the project is on track to meet the original cost estimate. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations. The Company currently anticipates spending and has budgeted approximately $850,000 for continued project spending in 2005.

In addition to the washer and dryer program, the Company renovated 13 apartment units at its Hannibal Grove property at a cost of approximately $200,000. These units were renovated as part of a test program to determine if the market would be willing to pay a premium for renovated apartment units. Management has evaluated the results of the test program and has approved the renovation of 10 additional apartment units in the first quarter of 2005 for the purpose of testing the potential to achieve specific rent premium levels. If the 10 unit test is successful, the Company will consider moving forward with the full property renovation project. In July 2004, the Company finished replacing all of the windows at Hannibal Grove at a total cost of $714,815.

In April 2004 the Company approved changes to the scope of the clubhouse renovation plan implemented at its Windward Lakes property, which it acquired in 2003. The changes in the original scope of the plan and final bidding on items within the original scope resulted in an increase of the overall project cost from approximately $365,000 to approximately $692,000. The renovations were completed on budget in October 2004.

In July 2004, the Company completed replacing all windows at its Dorsey’s Forge property at a total cost of $213,280.

The Company is currently evaluating renovation strategies at other properties in its portfolio, including the renovation of test units at various properties to test anticipated market acceptance and financial assumptions. Specifically, the Company is considering a rehabilitation project for the newly acquired Yorktowne property. Preliminary cost estimates for a full property renovation range from $3,000,000 to $4,000,000 and would only be committed pursuant to a successful completion of the renovation test program. As of December 31, 2004, the Company has not made any material commitments with respect to the Yorktowne or any other additional renovation projects. However, if after the appropriate level of evaluation is completed, and the Company believes there are sufficient economic benefits to implementing additional renovation programs it is prepared to move forward.

Acquisitions

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), and its general partner, Gables of Texas, L.L.C., also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multifamily apartment community located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired all of the interests in Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas, L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable). The Gables Apartments is a contiguous property to Walden Pond Apartments; the Company owns both communities and currently operates them as one community under the name Walden Pond/Gable Apartments.

Due to affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate its financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multifamily apartment community located in Pompano, Florida that is known as Windward Lakes Apartments. The general and limited partners of McNab were affiliates of the Company, namely George and Douglas Krupp. Prior to the acquisition, control of both the Company and McNab rested with George and Douglas Krupp via their 100%

ownership interest in the common stock of the Company and their 100% ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate its financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

On October 30, 2003, the Operating Partnership, through a newly formed affiliate, St. Marin/Karrington Limited Partnership, whose general partner, SM Karrington, L.L.C., also a newly formed affiliate, acquired The St. Marin/Karrington Apartments, a 600-unit multifamily apartment community located in Coppell, Texas from a third party for a purchase price of approximately $46,125,000 plus closing costs.

On January 28, 2004, our Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multifamily apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms-length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. The purchase price was funded with available cash and new first mortgage financing. Effective May 1, 2004, the Company consummated a multifamily venture relationship (the “Multifamily Venture”) with an unrelated third party (the “Venture Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Venture, the Venture Partner contributed, in cash, 65% of the total Multifamily Venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution representing a return of capital, of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to, in addition to its 35% pro rata share, additional distributions equal to approximately 30% of the distributions otherwise payable to the Venture Partner. The Operating Partnership is the managing member of the L.L.C. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multifamily apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Board , which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

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

On November 3, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Bridgewater, L.L.C. and BIR Trellis L.L.C., purchased Bridgewater on the Lake Apartments (“Bridgewater”) and Trellis at Lee’s Mill Apartments (“Trellis”), respectively, from an unaffiliated third party. Bridgewater is a 216 unit multifamily apartment community located in Hampton, Virginia. Trellis is a 176 unit multifamily apartment community located in Newport News, Virginia. The purchase price for Bridgewater and Trellis was $18,590,000 and $8,825,000, respectively, and was funded with available cash and new first mortgage financing.

On November 4, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Arboretum L.L.C. and BIR Silver Hill L.L.C., purchased Arboretum Place Apartments (“Arboretum”) and Silver Hill at Arboretum Apartments (“Silver Hill”), respectively, from an unaffiliated third party. Arboretum is a 184 unit multifamily apartment community located in Newport News, Virginia. Silver Hill is a 153 unit multifamily apartment community also located in Newport News, Virginia. The gross purchase price for Arboretum and Silver Hill was $10,575,000 and $4,350,000, respectively. The properties were purchased subject to the assumption of the existing mortgages outstanding on the properties with a face value of approximately $5,929,000 and $3,444,000, respectively. The purchase price, net of assumed debt, was paid from available cash. Pursuant to the provisions of SFAS No. 141, “Business Combinations”, the assumed mortgages were recorded at fair value, based on the present value of the amounts to be paid under the obligations. The fair market value of the debt assumed on Arboretum and Silver Hill is $6,894,193 and $4,010,241, respectively. Additionally, on November 4, 2004, the Company acquired the vacant land adjacent to Arboretum for $1,500,000 from F.C. Arboretum Land Associates, L.P. The purchase of the land was funded with available cash.

Effective September 24, 2004, the Operating Partnership consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unrelated third party, whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of the partnership interests purchased from Capital Realty Investors-II Limited Partnership (“CRI”). Under the terms of the limited liability company agreement governing JV BIR/ERI, the Operating Partnership will own a 58% interest as the managing member and ERI will own the remaining 42% interest. All profits and losses will be shared by the Operating Partnership and ERI on a pro rata basis according to their respective ownership interests. Affiliates of the Operating Partnership will be entitled to perform asset management and property management services and receive fees in payment thereof. The Company evaluated its investment in the JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R, Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures or Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock; therefore the Company accounted for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) based on its controlling interest in the subsidiary.

On November 17, 2004, the Operating Partnership, through JV BIR/ERI, completed the acquisition of 100% of the outstanding limited and general partner interests of Arrowhead Apartments Associates Limited Partnership, the fee owner of Arrowhead Apartments (“Arrowhead”), a 200 unit multifamily apartment community located in Palatine, Illinois and Moorings Apartments Associates Limited Partnership, the fee owner of Moorings Apartments (“Moorings”), a 216 unit multifamily apartment community located in Roselle, Illinois. The net purchase price for the Arrowhead and Moorings interests was $1,313,392 and $416,455, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Arrowhead and Moorings interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of defeasance. JV BIR/ERI exercised its right of defeasance and extinguished the outstanding mortgage obligations of approximately $7,431,000 and $8,801,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from our Venture partner.

On December 28, 2004, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Yorktowne, L.L.C., consummated the acquisition of 100% of the fee simple interest of Yorktowne at Olde Mill Apartments (“Yorktowne”), a 216 unit multifamily apartment community located in Millersville, Maryland, from EQR-Yorktowne Vistas, Inc., an unrelated third party, for $21,500,000, plus customary closing costs. The purchase price was paid from available cash. As of December 31, 2004, the Operating Partnership had locked the interest rate on $16,125,000 of first mortgage debt at a fixed interest rate of 5.13% for ten years secured by the Yorktowne property. The Operating Partnership completed the financing in January 2005.

On December 29, 2004, the Operating Partnership, through JV BIR/ERI, completed the acquisition of 100% of the outstanding limited and general partner interests of Blackburn Associates Limited Partnership, the fee owner of Country Place I Apartments (“Country Place I”), a 192 unit multifamily apartment community located in Burtonsville, Maryland, and Second Blackburn Associates Limited Partnership, the fee owner of Country Place II Apartments

(“Country Place II”), a 120 unit multifamily apartment community also located in Burtonsville, Maryland. The net purchase price for the Country Place I and Country Place II interests was $7,769,720 and $5,054,677, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Country Place I and Country Place II interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of prepayment. JV BIR/ERI exercised its right of prepayment on the purchase date and extinguished the outstanding mortgage obligations of approximately $6,728,000 and $4,078,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from our Venture Partner.

The Company continues to expand its portfolio. On February 15, 2005, the Company completed the acquisition of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments (“Westchester West”), a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership, each an affiliate of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition was approved by the audit committee of the Board, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The purchase price and related closing costs were funded in part through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% for a term of ten years.

On March 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Brompton Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Waters on Brompton, a 362 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The acquisition was consummated pursuant to a winning bid placed on the property at foreclosure auction. The successful bid was $14,400,000 and was immediately paid from available cash. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

On March 16, 2005, the Company signed an agreement of sale with Owings Manor Realty, L.L.C. and GMAC Commercial Realty Partners, L.P. (collectively the “Sellers”) to purchase the 100% of the outstanding interests of Owings Manor Investors, L.L.C., the fee simple owner of Owings Manor Apartments, a 791 unit multifamily apartment community located in Reisterstown, Maryland. The Sellers are unaffiliated third parties. The purchase price is $67,235,000, and is subject to normal operating apportionments as provided for in the agreement.

On March 16, 2005, the Company signed an agreement of sale with Pacy Oletsky, general and limited partner, Jack L. Baylin, general and limited partner, Michael Baylin, limited partner, Gail Baylin, limited partner, Bonnie Oletsky, limited partner, Howard Gartner, limited partner, Ruth P. Weiss, limited partner, The Abraham & Virginia Weiss Charitable Trust A, limited partner, and The Abraham & Virginia Weiss Charitable Trust B, limited partner (collectively the “Owners”) to purchase the 100% of the general and limited partner interests of Pelham Wood Limited Liability Limited Partnership, the fee simple owner of Pelham Wood Apartments, a 464 unit multifamily apartment community located in Baltimore, Maryland. The Owners are unaffiliated third parties. The purchase price is $30,160,000, and is subject to normal operating apportionments as provided for in the agreement.

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchace Limited Partnership, completed the acquisition of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas from Trivest Westpark L.P, (“Trivest”) the fee simple owner of the property. The Company will operate the property under the name Berkshires at Westchace Apartments. Trivest is not an affiliate of the Company. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

Cash flows from Investment in Mortgage Funds

On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 shares, respectively, of its Preferred Shares, with a $25.00 liquidation preference per share. The Preferred Shares were issued in exchange for Interests in the six Mortgage Funds. For each Interest in the Mortgage Funds that was validly tendered and not withdrawn in the Offering, the Company issued its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.

For the year ended December 31, 2004 and 2003, the Company received cash distributions totaling approximately $17,271,799 and $57,339,731, respectively, from the Mortgage Funds on which the Company has recognized approximately $3,392,585 and $6,720,746, respectively, in equity in the income of the Mortgage Funds. During 2004, the GIT, KIP and KIP III funds were liquidated as the remaining participating insured mortgage investments in each portfolio were paid off.

Contractual Obligations and Other Commitments

On April 1, 2002, the mortgage notes payable on Century, Dorsey’s Forge and Hannibal Grove were refinanced with non-recourse mortgage notes payable of $22,800,000, $10,635,000 and $16,145,000, respectively, which are collateralized by the related properties. The interest rates on the notes are fixed at 5.96%. The notes mature on April 1, 2007, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice. The Company used the proceeds from the refinancing on Century, Dorsey’s Forge and Hannibal Grove to repay the existing mortgage notes and accrued interest, closing costs, and to fund escrows required by the lender. The remaining cash of $11,357,000 was distributed to the owners. The Company also recognized a $610,000 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for each of the notes payable, which is reflected in the statement of operations for the year ended December 31, 2002. As discussed below, these mortgage notes were refinanced on November 1, 2004.

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

The McNab partnership interests contributed to the Operating Partnership by George and Douglas Krupp; were subject to certain obligations of McNab and its partners including the assumption of $13,398,430 of first mortgage debt, including accrued interest, $4,161,551 of principal, accrued interest, participation interest and interest rebates collateralized by the partnership interests (the “Additional Loan”) and the assumption of approximately $1,266,245 of liabilities payable to other affiliates of the Company. Upon completion of the acquisition, the Operating Partnership immediately paid off the first mortgage and Additional Loan debt totaling $18,244,282 using available cash. The Company recognized a loss of approximately $252,000 resulting from the write-off of unamortized deferred financing costs. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “Loss on extinguishment of debt” in the consolidated statement of operations for the year ended December 31, 2003. Furthermore, costs previously classified as extraordinary in prior periods have been reclassified to conform with the adoption of this pronouncement.

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

On August 21, 2003 and August 15, 2003, the Company obtained non-recourse mortgage notes payable on Windward and Gables for $13,467,000 and $5,325,000, respectively, which are collateralized by the related properties. The interest rates on the notes are fixed at 5.10% and 4.86%, respectively. The notes mature on September 1, 2012 and September 1, 2013, respectively, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On November 25, 2003, the Company obtained a mortgage note payable on St. Marin/Karrington for $32,500,000, which is collateralized by the related property. The interest rate on the note is fixed at 4.90% for a 9 year term. The note is interest only for the first 24 months and may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On August 16, 2004, the Company secured a $3,320,000 first mortgage on Laurel Woods Apartments in Houston, Texas. Under the terms of the note, the mortgage bears interest at a variable rate of the Reference Bill plus 2.20%, or 4.29% at December 31, 2004, and matures on September 1, 2011. The variable interest rate is capped at 6.75% for the term of the loan.

On November 1, 2004, the mortgage notes payable on Century, Dorsey’s Forge and Hannibal Grove were refinanced with $29,520,000, $16,200,000 and $26,600,000, respectively, non-recourse mortgage notes payable, which are collateralized by the related properties. The interest rates on the notes are fixed at 4.87% for the Century note and 4.86% for both the Dorsey’s Forge and Hannibal Grove notes. The notes mature on November 1, 2013, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

The Company used the proceeds from the refinancing on Century, Dorsey’s Forge and Hannibal Grove to repay the existing mortgage notes and accrued interest, to pay closing costs, and to fund escrows required by the lender. Of the remaining cash of $21,905,000, $2,821,344 was distributed to our multifamily venture partner and the balance has been retained for general operating purposes. The Company also recognized a $1,059,143 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for each of the notes payable, which is reflected in the statement of operations for the year ended December 31, 2004.

On November 3, 2004, the Company secured $14,212,500 and $6,750,000 of first mortgage non-recourse mortgage financing on the Bridgewater and Trellis properties, respectively, which is collateralized by the properties. The interest rates on the notes are 5.11% and 5.07%, respectively, and are fixed for the term of the loans. The notes mature on December 1, 2013, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On November 4, 2004, the Company, simultaneously with the purchase of the Arboretum and Silver Hill apartment communities, assumed a fixed rate mortgage on each of the properties. The outstanding balance of the mortgage secured by the Arboretum property was $5,928,659 and has an interest rate of 7.18% for the original 30 year term of the loan. The loan originated on September 23, 1994 and can be prepaid generally no earlier than November 1, 2024, subject to a prepayment penalty. The outstanding balance of the mortgage secured by the Silver Hill property was $3,444,109 and also has an interest rate of 7.18% for the original 30 year term of the loan. The loan originated on September 23, 1994 and can be prepaid generally no earlier than November 1, 2024, subject to a prepayment penalty. In accordance with FAS 41, “business Combinations”, the Company recorded these mortgages at fair value, which was determined by calculating the present value of the future payments at current interest rates. The fair market value for the debt assumed on Arboretum and Silver Hill is $6,894,193 and $4,010,241, respectively.

On December 2, 2004, the Company secured $5,510,000 and $5,775,000 of non-recourse mortgage financing on the Arrowhead and Moorings properties, respectively, which is collateralized by the properties. The interest rate of both notes is fixed at 5.00%. The notes mature on January 1, 2014, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On December 29, 2004, the Company secured $15,520,000 of non-recourse mortgage financing on the Country Place I and Country Place II properties, which is collateralized by both properties. The interest rate on the note is fixed at 5.01%. The note matures on January 1, 2015, at which time the remaining principal and accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage amounts up to 75% of the fair market value on a portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable. The $268,716,955 in mortgage notes payable have varying maturities ranging from 5 to 10 years. The following table summarizes our contractual obligations as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter
Long Term Debt (1)	$1,810,621	$2,506,583	$4,220,668	$4,424,148	$70,011,630	$185,743,305
Capital Lease Obligations	-	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-	-
Purchase Obligations (2)	-	-	-	-	-	-
Other long-term liabilities reflected on Balance Sheet under GAAP	-	-	-	-	-	-

(1) - As of December 31, 2004, approximately 1% of the Company’s outstanding mortgage debt is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense as substantially all of the outstanding mortgage debt is at fixed interest rates.

(2) - The Company has obligations under numerous contracts with various service providers at its properties. None of these contracts are for periods greater than one year or are material either individually or in aggregate to the Company’s financial statements.

Competition

The Company competes with other multifamily apartment community owners and operators and other real estate companies in seeking properties for acquisition and in attracting potential residents. The Company’s properties are in developed areas where there are other properties of the same type, which directly compete for residents. The Company believes that its focus on resident service and satisfaction gives it an edge when competing against other communities for tenants.

Market Environment

The Company believes the multifamily sector will benefit from the ongoing economic recovery and favorable current demographic trends. While the apartment sector has experiences slower growth over the past four years due to rising unemployment and a significant renter migration to single family homes, a reversal of both trends is now expected to spur an apartment recovery. The economic recovery is generating increased job growth which typically translates into household formation and rising apartment occupancy. The Company feels, for single family homebuyers over the next several years, increasing housing costs and potentially higher interest rates may make purchases increasingly expensive and out of reach. In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the initial wave of echo boomers (age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.

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

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% the stated liquidation preference of $25 per share, on the outstanding Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) of the Company, which is payable quarterly in arrears, on February 15, May 15, August 15 and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. The dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the years ended December 31, 2004 and 2003, the Company declared aggregate dividends of $6,700,814 and $4,951,258, respectively, of which $837,607 and $837,593, respectively, were payable and included on the balance sheet in Dividends and Distributions Payable.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners. On the same day the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock. Both the distributions and the dividend were payable on August 15, 2003, November 15, 2003 and February 15, 2004. For the year ended December 31, 2003, the Company declared $750,000 of which $250,000 was payable and included on the balance sheet in Dividends and Distributions Payable st December 31, 2003.

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

For the year ended December 31, 2004, the Company declared a total of $1,000,000 of distributions to common shareholders, of which $250,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2004.

Results of Operations and Financial Condition

During 2004, the Company’s portfolio increased from 7 to 18 properties, which was an increase over the previous year’s portfolio growth from 6 to 7 properties (the “Total Portfolio”). As a result of significant changes in the Total Portfolio over time, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2004 and 2003 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

Net Operating income (“NOI”) and Income (loss) before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, and gain on transfer of property to Multifamily Venture (“Income (Loss)”) may fall within the definition of "non-GAAP financial measure" as stated in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes NOI and Income (Loss) are measures of operating results that are useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company's multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors.

Comparison of year ended December 31, 2004 to the year ended December 31, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2003 and owned through December 31, 2004. The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2003.

	Same Property Portfolio				Total Property Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
Revenue:
Rental	$27,481,165	$26,670,019	811,146	3.0%	$ 37,611,830	$ 28,464,951	9,146,879	32.1%
Interest, utility reimbursement and Other	1,594,719	1,622,745	(28,026)	(1.7)%	2,907,832	1,776,243	1,131,589	63.7%

Total Revenue	29,075,884	28,292,764			40,519,662	30,241,194

Operating Expenses:
Operating	7,290,824	6,655,481	635,343	9.5%	10,121,750	7,240,455	2,881,295	39.8%
Maintenance	2,351,154	2,330,034	21,120	0.9%	2,970,566	2,387,846	582,720	24.4%
Real estate taxes	2,407,290	2,303,708	103,582	4.5%	4,616,759	2,631,511	1,985,248	75.4%
General and administrative	472,190	443,170	29,020	6.5%	1,671,982	1,514,389	157,593	10.4%
Management fees	1,134,576	1,201,229	(66,653)	(5.5)%	2,733,767	2,113,869	619,898	29.3%
Total operating expenses	13,656,034	12,933,622			22,114,824	15,888,070

Net operating income	15,419,850	15,359,142			18,404,838	14,353,124

Non-operating expenses:
Organizational costs	-	-	-	-	-	213,000	(213,000)	(100.0)%
Depreciation	7,856,076	7,229,475	626,601	8.7%	11,628,272	7,897,623	3,730,649	47.2%
Interest	8,653,204	7,616,850	1,036,354	13.6%	11,202,364	7,880,150	3,322,214	42.2%
Loss on sale of securities	-	-			163,630	-	163,630	100.0%
Loss on extinguishment of debt	1,059,143	353,044	706,099	200.0%	1,059,143	353,044	706,099	200.0%
Amortization of acquired in-place leases and tenant relationships	-	-	-	-	1,603,612	212,200	1,391,412	655.7%

Total non-operating expenses	17,568,423	15,199,369			25,657,021	16,556,017

Income (loss) before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, and gain on transfer of property to Multifamily Venture	$(2,148,573)	$ 159,773			$ (7,252,183)	$ (2,202,893)

41

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Revenue

Of the $9,146,879, or 32.1% increase in rental revenue, $8,335,733, or 29.3% is attributable to the twelve multifamily apartment communities acquired during 2003 and 2004, which are not included in the Same Property Portfolio. The $811,146 balance of the increase, or 3.0%, was derived from the assets comprising the Same Property Portfolio and can be attributed to a 5.08% increase in effective rental income offset by a slight decrease in average physical occupancy from 91.99% to 91.62% for the years ended December 31, 2003 and 2004, respectively. In the Same Property Portfolio, five of the six properties realized increases in gross rental revenue while only the Walden Pond property experienced a decrease in revenue. The decrease was due mainly to competition from existing as well as new product on the market in the Houston, Texas area.

The increase in interest, utility reimbursement and other revenue of $1,131,589, or 63.7%, is primarily attributable to an increase in interest of $724,909, which resulted from the significant amounts of cash and available for sale securities held by the Company since the later half of 2003. The large balances of cash and available for sale securities is primarily the result of the liquidation of the Company’s investment in the Mortgage Funds and the net proceeds from the refinancing of the Company’s properties, which are being held by the Company to fund future acquisitions and existing, and contemplated, rehabilitation projects. Additionally, other revenue, consisting primarily of the various fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items increased by $364,076 as a result of the twelve multifamily apartment communities acquired during 2003 and 2004. Interest, utility reimbursement and other revenue decreased $28,026, or 1.7%, for the Same Property Portfolio.

Operating Expenses

Operating expense increased $2,881,295, of which $2,245,952 is attributable to newly acquired multifamily apartment communities. The balance of the increase, or $635,343, is associated to the Same Property Portfolio and is related to increases in payroll and benefits costs of $329,229, utility expenses of $325,113 and other operating expense categories of $120,714, which were partially offset by savings realized in property insurance costs. Payroll and benefits costs increased as a result of general increases in salaries and wages as well as benefits costs, including health insurance across the entire portfolio. The Seasons of Laurel property contributed significantly to the year over year increases as it experienced higher utility consumption and increases in salaries and overtime due to the hiring of a rehabilitation supervisor all of which were related to the rehabilitation project currently underway at the property. The Company currently expects the upward trend in these expense areas to continue for the foreseeable future.

Maintenance expense increased $582,720, of which newly acquired apartment communities accounted for a $561,600 increase, while the balance of the increase of $21,120 was related to the Same Property Portfolio. The Same Property Portfolio increase is generally attributable to general increases in the cost of goods and services in this area. The Company continues to proactively maintain its properties to increase, and in some cases maintain, its occupancy rates and lower its vacancies and rental concession requirements.

Real estate taxes increased $1,985,248 in 2004 over 2003, of which $1,881,666 is attributable to the new multifamily apartment communities acquired during 2004 and 2003. The increase of $103,582 that relates to the Same Property Portfolio is a combination of increases in taxes resulting from escalation in property valuations which were offset by real estate tax abatements received during 2004. The Company is not able to predict future property assessment values, but routinely reviews increases in assessed values on its properties. The Company will contest and seek arbitration on any increase in assessed value that it considerers to be unreasonable. The Company currently expects the general trend in real estate taxes to continue upward as local and state governments persist in using real estate taxes to support decreased revenues.

General and administrative expenses increased slightly by $157,593 on a Total Property Portfolio basis and $29,020 on a Same Property Portfolio basis. The Same Property Portfolio increase is generally tied to general increases in the cost of goods and services in this area.

Management fees of the Total Property Portfolio increased $619,898 in 2004 from 2003 due to property management fees incurred for the newly acquired properties during the year. Management fees of the Same Property Portfolio decreased $66,653 in 2004 from 2003 due to the modification of existing property management fee agreements with an affiliate that became effective April 1, 2003. As a result of the agreement modifications, property management fees generally decreased from 5% to 4% of gross income. This decrease was partially offset by an increase in gross income during the period. The only exception was property management fees related to the Windward Lakes property, which increased from 3% to 4% of gross income, also effective April 1, 2003. The annual rate of the asset management fee of 0.40% of the fair market value of the properties in the portfolio did not change during 2004. Actual fees incurred increased year over year due to the acquisition of additional properties and changes in the fair market value of the properties during the year.

Non Operating Expenses

Organizational costs decreased from 2003 to 2004 as all costs related to the formation of the REIT have been incurred and properly recorded in previous periods.

Depreciation expense of the Same Property Portfolio increased $626,601 due to related increases in the Same Property Portfolio fixed assets during 2004. The total additions to fixed assets in 2004 were $6,435,336, thus increasing the basis on which depreciation is computed. The fixed asset additions were driven primarily by rehabilitation projects ongoing at the Seasons of Laurel property, and to a lesser degree, the Hannibal Grove property. Depreciation expense for the remainder of the Total Property Portfolio increased $3,104,048 and is related to depreciation computed and expensed on fixed assets of the properties acquired during 2003 and 2004.

Interest expense in 2004 increased $1,036,354 over 2003 for properties in the Same Property Portfolio. The increase is due mainly to the addition of a second mortgage in the amount of $20,378,000 on the Seasons of Laurel property in October 2003. The balance of the overall increase in interest expense, or $2,286,102, is primarily related to the mortgage debt obtained on the newly acquired properties during 2003 and 2004.

Loss on extinguishment of debt increased due mainly to prepayment penalties associated with refinancing which took place in 2004 as compared to 2003. In 2004, the Company refinanced mortgages associated with the Century, Hannibal Grove and Dorsey’s Forge properties which resulted in extinguishment costs totaling approximately $1,059,000. The costs were comprised of prepayment penalties and the write-off of previously capitalized deferred mortgage costs. No other mortgages were refinanced in 2004. In 2003, the Company refinanced its mortgages related to the Walden and Windward Lakes properties, resulting in extinguishment costs of $353,286.

Amortization of acquired in-place leases and tenant relationships increased $1,391,412 from 2004 over 2003. The increase relates to the fact that there were no instances of capitalized intangible assets that required amortization until the acquisition of the St. Marin/Karrington property in late 2003. The increase represents the current year amortization of the St. Marin/Karrington intangible assets as well as the amortization of intangible assets related to the 2004 property acquisitions. There was no amortization of intangible assets related to the Same Property Portfolio in 2003 or 2004.

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

	Same Property Portfolio				Total Property Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change

Revenue:
Rental	$26,670,019	$26,347,828	322,191	1.2%	$ 28,464,951	$ 26,347,828	2,117,123	8.0%
Interest, utility reimbursement and other	1,622,745	1,795,988	(173,243)	(9.6)%	1,776,243	2,011,928	(235,685)	(11.7)%

Total Revenue	28,292,764	28,143,816			30,241,194	28,359,756

Operating Expenses:
Operating	6,655,481	6,320,218	335,263	5.3%	7,240,455	6,320,218	920,237	14.6%
Maintenance	2,330,034	2,086,346	243,688	11.7%	2,387,846	2,086,346	301,500	14.5%
Real estate taxes	2,303,708	2,211,032	92,676	4.2%	2,631,511	2,213,966	417,545	18.9%
General and administrative	443,170	458,256	(15,086)	(3.3)%	1,514,389	726,357	788,032	108.5%
Management fees	1,201,229	1,387,270	(186,041)	(13.4)%	2,113,869	1,788,936	324,933	18.2%
Total operating expenses	12,933,622	12,463,122			15,888,070	13,135,823

Net operating income	15,359,142	15,680,694			14,353,124	15,223,933

Non-operating expenses:
Organizational costs	-	-	-	-	213,000	-	213,000	100.0%
Depreciation	7,229,475	5,877,594	1,351,881	23.0%	7,897,623	5,877,594	2,020,029	34.4%
Interest	7,616,850	6,445,891	1,170,959	18.2%	7,880,150	6,445,891	1,434,259	22.3%
Loss on extinguishment of debt	353,044	1,167,852	(814,808)	(69.8)%	353,044	1,167,852	(814,808)	(69.8)%
Participation interest	-	175,000	(175,000)	(100.0)%	-	175,000	(175,000)	(100.0)%
Amortization of acquired in-place leases					212,200	-	212,200	100.0%

Total non-operating expenses	15,199,369	13,666,337			16,556,017	13,666,337

Income (loss) before minority interest in

properties, equity in loss of Multifamily

Venture, equity in income of

Mortgage Funds, minority common

interest in Operating Partnership, and

gain on transfer of property to

Multifamily Venture

	$ 159,773	$ 2,014,357			$ (2,202,893)	$ 1,557,596

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

The entities comprising the Berkshire Income Realty Predecessor Group are deemed to be our predecessors for accounting purposes. Because we did not have any operations until the second quarter of 2003, the following discussion relates to our operations for the year ended December 31, 2003 and the operations of the Berkshire Income Realty Predecessor Group for the year ended December 31, 2002.

Revenue

Rental income increased due to strong rental occupancy rates at our Maryland properties, with Hannibal and Dorsey’s Forge increasing in total rental revenues, offset by decreases in rental occupancy rates at properties at other locations, such as Windward Lakes, Walden Pond and Century. Seasons of Laurel’s increase is due to increased rents on the rehabbed units, offset by a decrease in occupancy rate from 94.69% at the beginning of fiscal year 2003 to an occupancy rate of 85.68% at December 31, 2003. This decrease is attributed to taking units offline during the rehab project. Hannibal Grove experienced higher rental income due to an increase in rental occupancy rates. The Company experienced higher vacancies at Windward Lakes and Walden, thus offsetting the positive increase in rental income. The balance of the increase in total rental income is due to acquisitions of additional multifamily apartment communities during the year.

Interest income decreased as a result of lower average cash balances and decreased interest rates on short-term cash investments. This reduction in cash is due to distributions in late 2002 and to the ongoing rehab project.

Utility reimbursement decreased in 2003 due to the collection of amounts previously deemed uncollectible as of December 31, 2001, which resulted in the 2002 amounts being higher than normal.

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

Real estate taxes increased due to an increase in tax rates at our properties located in Maryland effective July 1, 2003 from $0.084 to $0.132 per thousand dollars of assessed value, which affected four of the Company’s same store properties. In addition, all of the Company’s properties are subject to reassessment on a regular basis. Future increases in assessments could be significant and would result in increases to real estate tax expense even if tax rates remain stable. The Company cannot predict future assessment values, but aggressively arbitrates any increases in value that it considers to be unreasonable in light of comparable properties or other economic factors relating to particular properties. The balance of the difference in total property real estate tax expense is due to real estate taxes at our newly acquired properties, Gables of Texas and St. Marin, of $125,800 and $201,437, respectively.

General and administrative expenses decreased due to termination of certain centralized services reimbursable to affiliates charged in 2002 for the Seasons of Laurel property. The savings at Seasons of Laurel was offset by increased general and administrative costs at Windward Lakes due to an implementation of a new security system service. Additional increases in general and administrative expenses were due to increases in insurance premiums due to the tragic events of September 11, 2001. Total property general and administrative expenses increased due to legal and audit expenses relating to the formation of the REIT during the year, Board fees, legal and audit fees relating to becoming a public company during the year, and additional expenses for our newly acquired properties during the year.

Management fees decreased due to modification of the existing management fee agreements with an affiliate, effective April 1, 2003. As a result of the modifications, property management fees decreased from 5% of gross income to 4% of gross income. Our Windward Lakes property management fee increased from 3% of gross income to 4% of gross income, also effective April 1, 2003. Annual asset management fees on our properties did not change significantly. Asset management fees are calculated at .40% of the fair market value of our properties as of April 1, 2003. Asset management fees are not included in the Same Property portfolio because those fees were assessed at a fixed amount in 2002 and the amounts are not directly compatible.

Non Operating Expenses

Organizational costs increased in total property from prior year due to the formation of the newly formed REIT. These costs were directly attributable to those legal and audit costs associated with the Company’s Form S-11 Registration Statement.

Depreciation expense increased due to an increase in the same store fixed assets from fiscal year 2002 to 2003. The total increase in fixed assets in fiscal year 2003 as compared to 2002 was $5,834,951, thus increasing the basis for which depreciation is taken. Fixed asset additions were driven primarily by rehab work done at the Seasons of Laurel property. Total property depreciation increased due to the depreciation of the newly acquired assets obtained through the purchase of Gables of Texas and St. Marin/Karrington.

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

Loss on extinguishment of debt decreased due to a decrease in refinancings in 2003 as compared with 2002. In 2002, the Company refinanced mortgages for Century, Hannibal and Dorsey’s Forge, resulting in extinguishments totaling $610,000, plus the refinancing of Seasons of Laurel, which resulted in a loss of $558,000. In fiscal year 2003, the Company refinanced its Walden and Windward Lakes mortgages, resulting in losses of $81,572 and $271,714, respectively. As a result, the charge to the Company’s income statement during 2003 was less than that of 2002.

Participation interest expense decreased due to the elimination of this expense on the Windward Lakes property in 2002, which was fully accrued through December 31, 2002.

Mortgage Debt to Fair Market Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of December 31, 2004 is as follows:

Mortgage Debt Summary	Balance	Weighted Average Rate

Collateralized – Fixed Rate	$ 265,411,273	5.12%
Collateralized – Variable Rate	3,305,682	4.29%
Total	$ 268,716,955	5.11%

Debt Maturity Schedule

Year	Balance	% of total

2005	$ 1,810,621	0.67%
2006	2,506,583	0.93%
2007	4,220,668	1.57%
2008	4,424,148	1.65%
2009	70,011,630	26.05%
Thereafter	185,743,305	69.13%
Total	$ 268,716,955	100.00%

The Company’s “Mortgage Debt-to-Fair Market Value of Real Estate Assets” as of December 31, 2004 and 2003 is presented in the following table. The Company calculates the fair market value of real estate assets based on the most recently available third party appraisal or recent purchase price. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in these financial statements.

The information regarding “Mortgage Debt-to-Fair Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multifamily apartment communities, net of accumulated depreciation. At December 31, 2004 and 2003, the aggregate net book value of our real estate assets was $260,554,434 and $145,222,916, respectively.

Mortgage Debt-to-Fair Market Value of Real Estate Assets
as of December 31

	2004	2003

Fair Market Value	$ 383,898,000	$ 248,595,000

Mortgage Debt	$ 268,716,955	$ 184,471,204

Loan-to-Value	70.00%	74.21%

The fair market values are based on management’s best estimate of current value for properties purchased in prior years or purchase price for properties acquired within the current year. Estimated values of individual properties within the portfolio range from $4,350,000 to $90,500,000.

Funds From Operations

The Company has adopted the revised definition of Funds from Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

The Company’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our financial statements.

The following table presents a reconciliation of Net Income to FFO for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
Net Income (loss)	$ (7,811,651)	$3,642,260	$37,596
Add:
Depreciation of real property	8,964,346	6,288,282	4,680,391
Minority interest in Operating Partnership	976,100	732,075	-
Minority interest in properties	2,932,572	143,518	1,520,000

Amortization of acquired in-place leases and tenant
Relationships	1,603,612	212,200	-
Equity in loss of Multifamily Joint Venture	276,085	-	-
Less:
Funds from operations of Multifamily Joint Venture	(1,260)	-	-
Minority interest in properties share of funds from
Operations	(174,980)	(394,672)	(334,555)
Gain on transfer of property to Multifamily Joint Venture	(232,704)	-	-

Funds from Operations	$ 6,532,120	$10,623,663	$5,903,432

Environmental Issues

There are no recorded amounts resulting from environmental liabilities because there are no known contingencies with respect to environmental liabilities. The Company obtains environmental audits, through various sources including lender evaluations and acquisition due diligence, for each of its properties at various intervals throughout a property’s life. The Company has not been advised by any third party as to the existence of, nor has it identified on its own, any material liability for site restoration or other costs that may be incurred with respect to any of its properties.

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

The Company believes the multifamily sector will benefit from the ongoing economic recovery and favorable current demographic trends. While the apartment sector has experiences slower growth over the past four years due to rising unemployment and a significant renter migration to single family homes, a reversal of both trends is now expected to spur an apartment recovery. The economic recovery is generating increased job growth which typically translates into household formation and rising apartment occupancy. The Company feels, for single family homebuyers over the next several years, increasing housing costs and potentially higher interest rates may make purchases increasingly expensive and out of reach. In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the initial wave of echo boomers (age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company were to become regulated as an investment company, then, among other things, the Company’s ability to use leverage would be substantially reduced and there would be restrictions on certain types of fees paid. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate” (i.e., “Qualifying Interest”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2004 and 2003, the Company determined that it is in and has maintained compliance with this requirement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The tables present principal cash flows and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2004 and 2003.

The following table reflects the mortgage notes payable as of December 31, 2004.

Mortgage Debt, Including Current Portion Maturing In
	2005	2006	2007	2008	2009	Thereafter	Total

Fixed Rate Debt	$1,757,493	$2,450,009	$4,161,583	$4,362,826	$69,947,202	$182,732,160	$265,411,273
Average Interest Rate	5.36%	5.25%	5.13%	5.13%	5.52%	4.75%	5.12%
Variable Rate debt	$53,128	$56,574	$59,085	$61,322	$64,428	$3,011,145	$3,305,682
Average Interest Rate Variable	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%

The following table reflects the mortgage notes payable as of December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed Rate	$ 2,096,010	$ 2,217,477	$ 2,344,624	$ 48,262,389	$ 1,813,980	$ 127,736,724	$ 184,471,204
Average Interest Rate	5.50%	5.50%	5.50%	5.93%	5.33%	5.23%	5.49%

The level of market rate interest risk increased from December 31, 2003 to December 31, 2004. The increase relates to the incremental level of outstanding mortgage notes payable of $268,716,955 from $184,471,204, at December 31, 2004 and December 31, 2003, respectively, which is offset by the decline in the average interest rate on the outstanding debt over the same period, due mainly to lower interest rate levels on new debt as well as the refinancing of existing debt at available lower rates during the year. The Company manages its interest rate risk on mortgage debt by monitoring the funding markets and the related changes in prevailing mortgage debt interest levels. Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate.

As of December 31, 2004, approximately 1% of the Company’s outstanding mortgage debt is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense as substantially all of the outstanding mortgage debt is at fixed interest rates. There was no variable interest rate debt outstanding at December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements and Financial Statement Schedule” on page 60 to this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and directors as of December 31, 2004 are as follows:

Name and age	Position or Offices Held

Douglas Krupp (58)	Chairman of the Board of Directors
David C. Quade (61)	President, Chief Financial Officer and Director
Randolph G. Hawthorne (55)	Director
Robert M. Kaufman (55)	Director
Richard B. Peiser (56)	Director
Frank Apeseche (47)	Vice President, Treasurer
Christopher M. Nichols (40)	Vice President, Controller
Scott D. Spelfogel (44)	Vice President, Secretary

Douglas Krupp, Director and Chairman of the Board of Berkshire Income Realty, Inc. since January 28, 2005. Mr. Krupp is also the co-founder and Vice-Chairman of our affiliate, the Berkshire Group, an integrated real estate and financial services firm engaged in real estate acquisitions, property management, investment sponsorship, mortgage banking, financial management and ownership of three operating companies through private equity investments. The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp serves as Chairman of the Board of Trustees of both Krupp Government Income Trust I & Krupp Government Income Trust II, two public mortgage funds and is Chairman of the Board of Berkshire Realty Holdings, a Limited Partnership with Blackstone Group and Goldman Sachs. Formerly, Mr. Krupp served as Chairman of the Board of Directors of Berkshire Realty Company, Inc. and Harborside Healthcare Company, two publicly traded companies on the New York Stock Exchange. Douglas Krupp is a member of the Anti-Defamation League's National Executive Committee, a member of its Board of Trustees and Vice President of the ADL Foundation. Mr. Krupp is on the Board of Directors for The Commonwealth Shakespeare Company, a Member of the Corporation of Partners HealthCare System and a past member of the Board of Directors for Brigham & Women's Hospital. Douglas Krupp is a graduate of Bryant College. In 1989, he received an Honorary Doctorate of Science in Business Administration from this institution and was elected trustee in 1990.

David C. Quade, Director, President and Chief Financial Officer of Berkshire Income Realty, Inc. since July 19, 2002. Since December of 1998, Mr. Quade has been Executive Vice President and Chief Financial Officer of The Berkshire Group, an affiliate of Berkshire Income Realty. During that period, he led the efforts to acquire, finance and asset manage the initial properties contributed by KRF Company in connection with the Offering. Previously, Mr. Quade was a Principal and Executive Vice President and Chief Financial Officer of Leggat McCall Properties from 1981-1998, where he was responsible for strategic planning, corporate and property financing and asset management. Before that, Mr. Quade worked in senior financial capacities for two New York Stock Exchange listed real estate investment trusts, North American Mortgage Investors and Equitable Life Mortgage and Realty Investors. He also worked at Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm. He has a Professional Accounting Program degree from Northwestern University Graduate School of Business. Mr. Quade also holds a Bachelor of Science degree and a Master of Business Administration degree from Central Michigan University. Mr. Quade also serves as Chairman of the Board of Directors of the Marblehead/Swampscott YMCA and Director of the North Shore YMCA.

Randolph G. Hawthorne, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Hawthorne is currently the Principal of a private investment and consulting firm known as RGH Ventures and has served as such since January of 2001. Mr. Hawthorne is also the Program Vice Chair of the Multifamily Council Gold Flight of the Urban Land Institute, and active in the National Multi Housing Council, which he led as the Chairman from 1996-1997. He also presently serves on the Board of Directors of the National Housing Conference and previously served as an independent member of the Advisory Board of Berkshire Mortgage Finance, a former affiliate of the Berkshire Income Realty, Inc. Mr. Hawthorne has previously served as President of the National Housing and Rehabilitation Association and has served on the Editorial Board of the Tax Credit Advisor and Multi-Housing News. From 1973-2001, Mr. Hawthorne was a Principal and Owner of Boston Financial, a full service real estate firm, which was acquired in 1999 by Lend Lease, a major global real estate firm, which at that time was the largest U.S. manager of tax-exempt real estate assets. During his 28 years with Boston Financial and then Lend Lease, Mr. Hawthorne served in a variety of senior leadership roles including on the Boston Financial Board of Directors. Mr. Hawthorne holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree from the Massachusetts Institute of Technology. Mr. Hawthorne is a Trustee of The Berkshire Theatre Festival, and serves on the Board of Directors of the Bank of America Celebrity Series and The Boston Home.

Robert M. Kaufman, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Kaufman is currently the President and Chief Operating Officer of Oakley Investment, Inc. (formerly Phoenix Ltd.), a private investment firm, and has held this position since November of 2003. Mr. Kaufman was a founder and the Chief Executive Officer of Medeview, Inc., a healthcare technology company, from 2000-2002. From 1996-1999, Mr. Kaufman served as Chief Executive Officer of a senior housing company known as Carematrix Corp. and in 1999 served as a consultant to Carematrix Corp. Prior to that, Mr. Kaufman worked for Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm, from 1972-1996. During his tenure at Coopers & Lybrand, he was a partner from 1982-1996 primarily servicing real estate and healthcare industry clients and served as a member of the National Board of Partners. In addition, while a partner at Coopers & Lybrand, Mr. Kaufman was a member of the Mergers and Acquisitions and Real Estate Groups, the Associate Chairman of the National Retail and Consumer Products Industry Group and was a National Technical Consulting Partner. Mr. Kaufman received his Bachelor of Arts from Colby College and his Master of Business Administration degree from Cornell University. Mr. Kaufman currently serves on the Board of Directors and as Chairman of the Audit Committee of Patient Infosystems, Inc.

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

Frank Apeseche, Vice President and Treasurer of Berkshire Income Realty, Inc. since July 19, 2002. Mr. Apeseche is also President and Managing Partner of The Berkshire Group, an affiliate of Berkshire Income Realty, Inc. Mr. Apeseche was President and Chief Executive Officer of our affiliate, BG Affiliate, from 1995-2000. Mr. Apeseche was Chief Financial Officer of The Berkshire Group from 1993-1995 and Vice President and Treasurer of Berkshire Realty Company, Inc. from 1993-1994. Mr. Apeseche was the Chief Planning Officer of the Berkshire Group from 1986-1993. Before joining The Berkshire Group in 1986, Mr. Apeseche was a manager with ACCENTURE (formerly Andersen Consulting) where he specialized in providing technology solutions to Fortune 500 clients. Mr. Apeseche received a Bachelor of Arts degree with distinction from Cornell University and a Master of Business Administration degree with Honors from the University of Michigan.

Christopher M. Nichols, Vice President of Berkshire Income Realty, Inc. since July 19, 2002. Mr.Nichols currently holds the position of Vice President and Controller of Berkshire Income Realty, Inc. Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller. Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a New York Stock Exchange listed company. At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems. Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997. Mr. Nichols has a Bachelor of Science degree in Accountancy from Bentley College as well as Associate Degrees in Computer Information Systems and in Electrical Engineering. Mr. Nichols is a Certified Public Accountant.

Scott D. Spelfogel, Vice President and Secretary of Berkshire Income Realty, Inc. since July 19, 2002. Mr. Spelfogel currently serves and has served as Senior Vice President and General Counsel to The Berkshire Group, an affiliate of Berkshire Income Realty, Inc., since 1996. Before that, Mr. Spelfogel served as Vice President and Assistant General Counsel. Before joining The Berkshire Group in November 1988, Mr. Spelfogel was in private practice in Boston. Mr. Spelfogel received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor degree from Syracuse University’s College of Law and a Master of Laws Degree in Taxation from Boston University Law School. Mr. Spelfogel is admitted to the bar in Massachusetts and New York.

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations. Such persons act as the Company's audit committee. The Board has determined that Robert Kaufman qualifies as an "audit committee financial expert" under applicable SEC rules and regulations.

The Company has adopted a code of ethics (the "Code") that applies to all of its employees (including its principal executive officers, principal financial officer and principal accounting officer) and directors. To the extent applicable, the Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code applicable to certain enumerated executive officers by posting such information on its website at http://www.berkshireincomerealty.com. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Phil Darby, One Beacon Street, Boston, MA 02108.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders, the Company believes that during the fiscal years ended December 31, 2004 none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

Except for our independent directors identified below, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor.

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations. These persons are compensated at the rate of $30,000 per year for service and receive reimbursement for their travel expenses incurred in connection with Board duty. There were no other arrangements to compensate the directors in 2004.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2004 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Name of Beneficial Owner	Shares of Class B Common Stock	Percentage and Class of Common Stock Owned (1)

Douglas Krupp	1,283,313(2)	100% of Class B common stock
George Krupp	1,283,313(3)	100% of Class B common stock
Douglas Krupp 1980 Family Trust	1,283,313(4)	100% of Class B common stock
George Krupp 1980 Family Trust	1,283,313(5)	100% of Class B common stock
Krupp Family Limited Partnership-94	1,283,313(6)	100% of Class B common stock
KRF Company, L.L.C.	1,283,313	100% of Class B common stock
David C. Quade	-(7)	-
Randolph G. Hawthorne	-	-
Robert M. Kaufman	-	-
Richard B. Peiser	-	-
All directors and executive officers as a group	1,283,313(8)	100% of Class B common stock

(1) No shares of Class A common stock or any other class of our equity securities was issued and outstanding as of December 31, 2004.

(2) Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company, L.L.C. The general partners of Krupp Family Limited Partnership-94 are George Krupp and Douglas Krupp, who each own 50% of the general partnership interests in Krupp Family Limited Partnership-94. By virtue of their interests in the Krupp Family Limited Partnership-94, George Krupp and Douglas Krupp may each be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. Douglas Krupp is also a director of the Company.

(3)	Includes 1,283,313 shares owned by KRF Company that may be deemed to be beneficially owned by George Krupp, as described in Footnote (2).

(4) Includes 1,283,313 shares owned by KRF Company, L.L.C.. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The Douglas Krupp 1980

Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The Douglas Krupp 1980- Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company, L.L.C. The trustees of the Douglas Krupp 1980 Family Trust are Paul Krupp, Lawrence Silverstein and Vincent O’Reilly. The trustees share control over the power to dispose the assets of the trust and thus each may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company, L.L.C.; however, each of the trustees disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

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

(6)

Includes 1,283,313 shares owned by KRF Company, L.L.C. Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company, L.L.C. By virtue of its interest in KRF Company, L.L.C., Krupp Family Limited Partnership-94 is deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company, L.L.C.

(7)	David Quade does not own shares of the Class B common stock. Mr. Quade does own 100 shares of the Preferred Shares of the Company.

(8)	Includes 1,283,313 shares owned by KRF Company, L.L.C. that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (2).

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock. As of December 31, 2004, we had 1,283,313 shares of our Class B common stock outstanding, all of which were owned by KRF Company, and no outstanding shares of Class A Common Stock.

Each share of Class B Common Stock entitles the holder to ten votes per share, and each share of Class A Common Stock entitles the holder to one vote per share, on all matters to be submitted to the stockholders for vote. Each share of Class B Common Stock is convertible, at the option of the holder at any time, into one share of Class A Common Stock. The exclusive voting power of the Company’s stockholders for all purposes (including amendments to the charter) is vested in the holders of our common stock. We may not issue shares of our Class A Common Stock unless the issuance has been approved by the affirmative vote of the holders of a majority of the shares of our outstanding Class B Common Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 about shares of our equity securities outstanding and available for issuance under equity compensation plans.

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

Management Fees

We have entered into an advisory services agreement with Berkshire Advisor. Douglas Krupp, one of our directors, together with his brother George Krupp (formerly the Chairman of the Board), indirectly own substantially all of the member interests in Berkshire Advisor. Under the advisory services agreement, Berkshire Advisor is entitled to receive an annual asset management fee equal to 0.40% of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. The asset management fee was payable with respect the initial properties contributed to us by our affiliate at the completion of the Company’s offers (the “Offering”) to exchange its 9% Series A Cumulative Redeemable Preferred Stock for interests (“Interests”) in certain mortgage funds, but not with respect of the Interests acquired by us in the Offering. Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the audit committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange).

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the audit committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange). Berkshire Advisor received acquisition fees for 2004 and 2003 as follows:

Acquisition	Acquisition Fee 2004	Acquisition Fee 2003

Gables	$ -	$ 69,250
Windward Lakes	-	190,000
St. Marin/Karrington	-	461,250
Bear Creek	49,000	-
Laurel Woods	52,500	-
Bridgewater	189,500	-
Trellis	88,250	-
Silver Hill	43,500	-
Arboretum	105,750	-
Arboretum Land	15,000	-
Arrowhead	79,124	-
Moorings	83,029	-
Country Place I	134,145	-
Country Place II	84,607	-
Yorktowne	215,000	-

	$ 1,139,405	$ 720,500

The Asset Management fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid. Prior to April 4, 2003, asset management fees paid by the Predecessor were based on fees specified under the terms of the agreements governing the various Predecessor entities. Berkshire Advisor earned asset management fees of $1,180,545 and $647,567 during 2004 and 2003, respectively.

The Berkshire Group, an affiliate of the Company, which is indirectly owned by Douglas and George Krupp, received advisory fees for asset management services aggregating approximately $407,000 in 2002. In addition, the Berkshire Group received advisory fees related to the refinancings of Dorsey’s Forge, Hannibal Grove, Century and Seasons of Laurel totaling approximately $255,000 during 2002. The advisory services agreement between the Company and the Berkshire Group no longer provides for fees related to refinancings and as such, no fees were accrued or paid in 2004 or 2003.

During 2004 and 2003, BRI OP Limited Partnership (“BRI OP”), an affiliate of The Berkshire Group, acted as property manager under property management agreements between the Company and BRI OP. Douglas and George Krupp indirectly own general and limited partner interests in Berkshire Realty Holdings, L.P., the parent of BRI OP, which is owned in joint venture with unaffiliated third parties. Under the original property management agreement, BRI OP was entitled to receive a property management fee, payable monthly, equal to 5% of the gross rental receipts, including rentals and other operating income, received each month with respect to the initial properties. On May 6, 2003, the property management agreement was modified to reduce those fees from 5% of gross income to 4% of gross income. The change was applied prospectively effective April 1, 2003. The property management fee for Windward Lakes was increased from 3% of gross income to 4% of gross income once the McNab debt was paid off. The total amount of property management fees paid to BRI OP under the property management agreements was $1,553,222 and $1,276,301 for the years ended December 31, 2004 and 2003, respectively. As of January 1, 2005, Berkshire Advisor assumed property management responsibilities under the various property management agreements.

Under the advisory services agreement and the property management agreements, Berkshire Advisor and BRI OP, respectively, are reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties. Berkshire Advisor also will be reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services. Expense reimbursements paid was $232,065 and $165,417 for the years ended December 31, 2004 and 2003, respectively. Salary reimbursements paid was $4,328,538 and $2,814,116 for the years ended December 31, 2004 and 2003, respectively.

In addition to the fees listed above, the Multifamily Venture paid Berkshire Advisor an acquisition fee of $230,000 upon the consummation of the Multifamily Venture on May 1, 2004. Also, the Multifamily Venture paid a construction management fee of $99,000 and a property management fee of $81,889 to Berkshire Advisor during 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $220,000 and $287,677 for the years ended December 31, 2004 and 2003, respectively, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $71,764 and $47,692 for the years ended December 31, 2004 and 2003, respectively, relating to the filing of Forms 8K and the related Forms 8K/A for the inclusion of the financial statements and proforma financial information relating to such acquisitions, and research related to new accounting pronouncements such as FIN 46 and FAS 150. Fees also include services related to preparations for compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $21,500 and $19,600 for the years December 31, 2004 and 2003, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 and $0, for the years ended December 31, 2004 and 2003, respectively.

Before the Company’s independent registered public accounting firm `, PricewaterhouseCoopers, L.L.P., is engaged by the Company or its subsidiaries to render audit services, the engagement is approved by the Company’s audit committee. All audit-related fees, tax fees and other fees are pre-approved by such audit committee and are subject to a fee cap, which cannot exceed 5% of the total amount of the Company’s revenues.

The percentage of services described above in the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were approved by the Board’s audit committee is 100%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Financial Statements and Financial Statement Schedule” on page 47 to this	report.

(b)	Exhibits:

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

10.13          Amended and Restated Voting Agreement among Krupp Government Income Trust, Krupp Government Income Trust II and Berkshire Income Realty, Inc. (Incorporated by reference to Exhibit No. 10.13 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.1 Purchase and Sale Agreement dated September 2, 2004, between F.C. Trellis Associates, L.P. and BIR Trellis, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.2 Purchase and Sale Agreement dated September 2, 2004, between F.C. Bridgewater Associates, L.P. and BIR Bridgewater, L.L.C. (Incorporated by reference to Exhibit No. 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.3 Purchase and Sale Agreement dated September 2, 2004, between F.C. Arboretum Associates, L.P. and BIR Arboretum, L.L.C. (Incorporated by reference to Exhibit No. 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.4 Purchase and Sale Agreement dated September 2, 2004, between F.C. Silver Hill Associates, L.P. and BIR Silver Hill, L.L.C. (Incorporated by reference to Exhibit No. 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.5 Purchase and Sale Agreement dated September 2, 2004, between F.C. Arboretum Land Associates, L.P. and BIR Arboretum Development, L.L.C. (Incorporated by reference to Exhibit No. 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.1 Purchase and Sale Agreement dated September 14, 2004, related to Arrowhead Apartments Associates Limited Partnership, between Capital Realty Investors-II Limited Partnership, C.R.H.C., Incorporated, BIR/ERI LP Arrowhead, L.L.C. and BIR/ERI GP Arrowhead, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.2 Purchase and Sale Agreement dated September 14, 2004, related to Blackburn Limited Partnership, between Capital Realty Investors-II Limited Partnership, CRICO Limited Partnership of Burtonsville, BIR/ERI LP Country Place I, L.L.C. and CIR/ERI GP Country Place I, L.L.C. (Incorporated by reference to Exhibit No. 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.3 Purchase and Sale Agreement dated September 14, 2004, related to Second Blackburn Limited Partnership, between Capital Realty Investors-II Limited Partnership, CRICO Limited Partnership of Burtonsville, BIR/ERI LP Country Place II, L.L.C. and CIR/ERI GP Country Place II, L.L.C. (Incorporated by reference to Exhibit No. 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.4 Purchase and Sale Agreement dated September 14, 2004, related to Moorings Apartments Associates Limited Partnership, between Capital Realty Investors-II Limited Partnership, C.R.H.C., Incorporated, BIR/ERI LP The Moorings, L.L.C. and BIR/ERI GP The Moorings, L.L.C. (Incorporated by reference to Exhibit No. 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.1 Purchase and Sale Agreement dated December 9, 2004, between BRH Westchester, L.L.C., BRI OP Limited Partnership, Berkshire Income Realty - OP, L.P. and BIR Westchester, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.1 Real Estate Sale Agreement dated December 15, 2004, between EQR - Yorktowne Vistas, Inc. and BIR Yorktowne, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 21, 2004).

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

BERKSHIRE INCOME REALTY, INC.
(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm-----------------------------	61

Balance Sheets at December 31, 2004 and 2003----------------------------------------------	62

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002----	63

Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002 ---------------------------------------------------------------------------	64

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002----------------------------------------------------------------------------	65

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002---	66-67

Notes to Financial Statements-------------------------------------------------------------------	68-96

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2004------	97-98

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.

(formerly Berkshire Income Realty Predecessor Group):

In our opinion, the accompanying consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2005

BERKSHIRE INCOME REALTY, INC.

(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

BALANCE SHEETS

	December 31,
	2004 Company Consolidated	2003 Company Consolidated

ASSETS

Multifamily apartment communities, net of accumulated depreciation of $113,953,842 and $102,609,721, respectively	$ 260,554,434	$ 145,222,916
Cash and cash equivalents	31,913,045	42,145,947
Available for sale securities, at fair value	-	18,488,414
Cash restricted for tenant security deposits	1,217,517	856,498
Replacement reserve escrow	2,157,952	318,708
Prepaid expenses and other assets	8,190,739	5,113,200
Investment in Mortgage Funds	10,167,693	24,046,908
Investment in Multifamily Venture	2,274,500	-
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,722,428 and $212,200, respectively	2,152,840	1,061,004
Deferred expenses, net of accumulated amortization of $325,338 and $323,067, respectively.	2,476,779	1,621,498

Total assets	$ 321,105,499	$ 238,875,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$ 268,716,955	$ 184,471,204
Due to affiliates	1,862,822	1,318,755
Dividend and distributions payable	1,087,607	1,087,593
Accrued expenses and other liabilities	7,312,054	3,268,859
Tenant security deposits	1,468,397	971,363

Total liabilities	280,447,835	191,117,774

Commitments and Contingencies	-	-

Minority interest in properties	7,422,481	-

Minority interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value,
$25 stated value, 5,000,000 shares authorized, 2,978,110 shares
issued and outstanding at December 31, 2004 and 2003, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0
shares issued and outstanding at December 31, 2004 and 2003, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized;
1,283,313 issued and outstanding at December 31, 2004 and 2003, respectively	12,833	12,833
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares
issued and outstanding at December 31, 2004 and 2003, respectively	-	-
Accumulated deficit	(36,988,480)	(22,452,115)
Accumulated other comprehensive loss	-	(14,229)

Total stockholders’ equity	33,235,183	47,757,319

Total liabilities and stockholders’ equity	$ 321,105,499	$ 238,875,093

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2004 Company Consolidated	2003 Company Consolidated	2002 Predecessor Combined

Revenue:
Rental	$ 37,611,830	$ 28,464,951	$ 26,347,828
Interest	832,414	128,522	375,004
Utility reimbursement	527,782	449,820	539,797
Other	1,547,636	1,197,901	1,097,127

Total revenue	40,519,662	30,241,194	28,359,756

Expenses:
Operating	10,121,750	7,240,455	6,320,218
Maintenance	2,970,566	2,387,846	2,086,346
Real estate taxes	4,616,759	2,631,511	2,213,966
General and administrative	1,671,982	1,514,389	726,357
Organizational costs	-	213,000	-
Management fees	2,733,767	2,113,869	1,788,936
Depreciation	11,628,272	7,897,623	5,877,594
Interest	11,202,364	7,880,150	6,445,891
Loss on extinguishment of debt	1,059,143	353,044	1,167,852
Participation interest	-	-	175,000
Loss on sale of securities	163,630	-	-
Amortization of acquired in-place leases and tenant relationships	1,603,612	212,200	-

Total expenses	47,771,845	32,444,087	26,802,160

Income (loss) before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, and gain on transfer of property to Multifamily Venture	(7,252,183)	(2,202,893)	1,557,596

Minority interest in properties	(2,932,572)	(143,518)	(1,520,000)

Equity in loss of Multifamily Venture	(276,085)	-	-

Equity in income of Mortgage Funds	3,392,585	6,720,746	-

Minority common interest in Operating Partnership	(976,100)	(732,075)	-

Income (loss) before gain on transfer of property to Multifamily Venture	(8,044,355)	3,642,260	37,596

Gain on transfer of property to Multifamily Venture	232,704	-	-

Net income (loss)	$ (7,811,651)	$ 3,642,260	$ 37,596

Preferred dividend	(6,700,814)	(4,951,258)

Net loss available to common shareholders	$ (14,512,465)	$ (1,308,998)

Loss per common share, basic and diluted	$ (11.31)	$ (1.38)

Weighted average number of common shares outstanding	1,283,313	948,733

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the year ended December 31,
	2004 Company Consolidated	2003 Company Consolidated	2002 Predecessor Combined

Comprehensive income (loss):
Net income (loss)	$ (7,811,651)	$ 3,642,260	$ 37,596

Other comprehensive income (loss):

Unrealized gains (losses) arising during the year	14,229	(14,229)	-

Comprehensive income (loss)	$ (7,797,422)	$ 3,628,031	$ 37,596

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/OWNERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Preferred Series A Stock		Class B Common Stock		Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ equity/(owners’ deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2001	-	$ -	-	$ -	$ 8,454,523	$ -	$ 8,454,523

Net income	-	-	-	-	37,596	-	37,596

Contributions	-	-	-	-	325,036	-	325,036

Distributions	-	-	-	-	(31,343,817)	-	(31,343,817)

Balance at December 31, 2002	-	-	-	-	(22,526,662)	-	(22,526,662)

Net income	-	-	-	-	3,642,260	-	3,642,260

Issuance of preferred shares, net of issuance costs of 4,241,920	2,978,110	70,210,830	-	-	-	-	70,210,830

Issuance of Common Stock	-	-	1,283,313	12,833	-	-	12,833

Contributions	-	-	-	-	1,505,549	-	1,505,549

Dividends – Preferred	-	-	-	-	(4,951,258)		(4,951,258)

Dividends – Common	-	-	-	-	(17,925)		(17,925)

Distributions	-	-	-	-	(104,079)	-	(104,079)

Net unrealized loss on available for sale securities	-	-	-	-	-	(14,229)	(14,229)

Balance at December 31, 2003	2,978,110	70,210,830	1,283,313	12,833	(22,452,115)	(14,229)	47,757,319

Net loss	-	-	-	-	(7,811,651)	-	(7,811,651)

Contributions	-	-	-	-	-	-	-

Dividends – Preferred	-	-	-	-	(6,700,814)	-	(6,700,814)

Dividends – Common	-	-	-	-	(23,900)	-	(23,900)

Net unrealized loss on available for sale securities	-	-	-	-	-	14,229	14,229

Balance at December 31, 2004	2,978,110	$70,210,830	1,283,313	$ 12,833	$(36,988,480)	-	$ 33,235,183

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2004 Company Consolidated	2003 Company Consolidated	2002 Predecessor Combined
Cash flows from operating activities:
Net income (loss)	$ (7,811,651)	$ 3,642,260	$ 37,596
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	297,555	207,321	176,675
Amortization of acquired in-place leases and tenant relationships	1,603,612	212,200	-
Depreciation	11,628,272	7,897,172	5,877,594
Loss on available for sale securities	163,630	-	-
Loss on extinguishment of debt	294,870	353,044	447,431
Minority interest in properties	2,932,572	143,518	1,521,000
Minority interest in Operating Partnership	976,100	732,075	-
Gain on transfer to Multifamily Venture	(232,704)	-	-
Equity in loss of Multifamily Venture	276,085	-	-
Accretion of Mortgage Funds	(2,134,723)	(3,328,743)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	265,833	52,863	80,137
Due to affiliates	543,807	(1,558,948)	-
Prepaid expenses and other assets	(1,083,352)	(1,381,047)	(1,590,542)
Accrued expenses and other liabilities	1,919,000	837,330	1,003,763
Net cash provided by operating activities	9,638,906	7,809,045	7,552,654

Cash flows from investing activities:
Capital improvements	(8,196,211)	(5,834,951)	(3,295,623)
Acquisition of multifamily apartment communities	(89,614,747)	(52,401,713)	-
Proceeds received from transfer of property to Multifamily Venture	3,831,728	-	-
Acquisition of real estate limited partnership interests	(13,897,073)	-	-
Distributions from investments in Mortgage Funds	16,013,937	53,947,728	-
Investment in Mortgage Funds	-	(213,143)	-
Deposits to replacement reserve	(1,100,809)	(373,587)	-
Withdrawals from replacement reserve	369,819	461,880	(202,071)
Purchase of available-for-sale securities	(332,548)	(18,502,642)	-
Proceeds from sale of available-for-sale securities	18,671,562	-	-
Investment in Multifamily Venture	(612,649)	-	-
Distributions from Multifamily Venture	150,201	-	-
Acquisition of in-place leases and tenant relationships	(1,981,591)	(1,273,204)	-
Net cash used in investing activities	(76,698,381)	(24,189,632)	(3,497,694)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,969,138)	(1,381,352)	(73,143,435)
Prepayments on mortgage notes payable	(74,275,922)	(20,810,471)	-
Defeasance costs	(2,015,592)	-	-
Borrowings on mortgage notes payable	140,807,500	84,345,000	102,080,000
Deferred financing costs	(1,621,086)	(894,100)	(1,060,000)
Good faith deposits on mortgages	(1,267,825)	-	-
Cash shortfall distribution from Multifamily Venture	379,527	-	-
Due from affiliate	-	-	1,683,586
Syndication costs	-	(4,241,920)	-
Distributions to owners	-	(104,079)	(31,343,817)
Distributions to minority interest in properties	(2,932,572)	(143,518)	(2,140,000)
Distributions to preferred shareholders	(6,700,800)	(4,113,665)	-
Distributions on common operating partnership units	(1,000,000)	(500,000)	-
Contributions from holder of minority interest in properties	7,422,481	1,518,382	325,853
Net cash provided by (used in) financing activities	56,826,573	53,674,277	(3,597,813)

Net increase (decrease) in cash and cash equivalents	(10,232,902)	37,293,690	457,147

Cash and cash equivalents at beginning of year	42,145,947	4,852,257	4,395,110

Cash and cash equivalents at end of year	$ 31,913,045	$ 42,145,947	$ 4,852,257

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

STATEMENTS OF CASH FLOWS (continued)

	2004 Company Consolidated	2003 Company Consolidated	2002 Predecessor Combined
Supplemental disclosure:
Cash paid for interest	$ 11,328,093	$ 8,416,331	$ 6,445,891

Supplemental disclosure of non-cash investing and financing activities:

Issuance of preferred shares in exchange for interests in the Mortgage Funds	$ -	$ 74,452,750	$ -
Capital improvements included in accrued expenses and other liabilities	$ 1,202,035	$ 540,451	$ 110,000
Dividends declared and payable to preferred shareholders	$ 837,607	$ 837,593	$ -
Dividends and distributions declared and payable on common operating
partnership units and shares	$ 250,000	$ 250,000	$ -
Unrealized loss on available for sale securities	$ -	$ 14,229	$ -

Acquisition of real estate limited partnership interests:
Assets purchased -
Cash restricted for tenant security deposits	$ (190,226)	$ -	$ -
Replacement reserve escrows	(859,800)	-	-
Prepaid expenses and other assets	(887,526)	-	-
Acquired in place leases and tenant relationships	(1,057,653)	-	-
Multifamily apartment communities	(40,481,487)	-	-
Liabilities assumed
Mortgage notes payable	28,194,470	-	-
Accounts payable and accrued expenses	1,176,196	-	-
Tenant security deposits	208,953	-	-

Net cash used for acquisition of real estate limited partnership interests	$ (13,897,073)	$ -	$ -

Acquisition of multifamily apartment communities:
Assets purchased -
Multifamily apartment communities	$ (100,270,727)	$ -	$ -
Replacement reserve escrows	(248,454)	-	-
Liabilities assumed		-	-
Mortgage notes payable	10,904,434	-	-

Net cash used for acquisition of Multifamily apartment communities	$ (89,614,747)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

(FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was organized on July 19, 2002 and 100 Class B common shares were issued upon organization. The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.

The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) with respect to its offers (the “Offering”) to exchange its 9% Series A Cumulative Redeemable Preferred Stock (the “Preferred Shares”) for interests (“Interests”) in the following six mortgage funds: Krupp Government Income Trust (“GIT”), Krupp Government Income Trust II (“GIT II”), Krupp Insured Mortgage Limited Partnership (“KIM”), Krupp Insured Plus Limited Partnership (“KIP”), Krupp Insured Plus II (“KIP II”), and Krupp Insured Plus III (“KIP III”) (collectively, the “Mortgage Funds”). The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of preferred shares.

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

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

The Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group (the “Predecessor”). The merger of the separate businesses into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at the Interests historical cost. The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Interests acquired.

Certain minority ownership interests in three of the contributed multifamily properties are owned by an unaffiliated third party. As the minority interests have not changed in connection with the completion of the Offering, the accounting for these interests is based on existing carrying amounts.

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

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), and its general partner, Gables of Texas, L.L.C., also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multifamily apartment community located in Houston, Texas, from an unrelated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired all of the interests in Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas, L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable). The Gables Apartments is a contiguous property to Walden Pond Apartments; the Company owns both communities and currently operates them as one community under the name Walden Pond/Gable Apartments.

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

On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol “BIR.pr.a”.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub, L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multifamily apartment community located in Pompano, Florida that is known as Windward Lakes Apartments. The former general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. At the time of the contribution, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company and their 100% indirect ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate the financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

On October 30, 2003, the Operating Partnership, through a newly formed and wholly owned subsidiary, St. Marin/Karrington Limited Partnership, whose general partner, SM Karrington L.L.C., also a newly formed affiliate, purchased the St. Marin Apartments, a 350-unit multifamily apartment community, and The Karrington Apartments, a 250-unit multifamily apartment community, which are contiguous properties located in Coppell, Texas, from a third party for purchase prices of $26,125,000 and $20,000,000, respectively.

On January 28, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multifamily apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms- length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. The purchase price was funded with available cash and new first mortgage financing. Effective May 1, 2004, the Company consummated a multifamily venture relationship (the “Multifamily Venture”) with an unrelated third party (the “Venture Partner”) whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Venture, the Venture Partner contributed, in cash, 65% of the total Multifamily Venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution representing a return of capital of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to, in addition to its 35% pro rata share, additional distributions equal to approximately 30% of the distributions otherwise payable to the JV Partner. The Operating Partnership is the managing member of the L.L.C. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment.

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multifamily apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership (the “Seller”), an affiliate of the Company. The acquisition was approved by the audit committee of the Company’s Board of Directors (the “Board”), which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The Seller acquired the property through foreclosure on February 2, 2004. The purchase price of $5,250,000 was funded with available cash.

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

On November 3, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Bridgewater, L.L.C. and BIR Trellis L.L.C., purchased Bridgewater on the Lake Apartments (“Bridgewater”) and Trellis at Lee’s Mill Apartments (“Trellis”), respectively, from an unaffiliated third party. Bridgewater is a 216 unit multifamily apartment community located in Hampton, Virginia. Trellis is a 176 unit multifamily apartment community located in Newport News, Virginia. The purchase price for Bridgewater and Trellis was $18,590,000 and $8,825,000, respectively. The purchase price for Bridgewater and Trellis was funded with new first mortgage debt secured by the respective property in the amount of $14,212,500 and $6,750,000, respectively, with the balance coming from available cash.

On November 4, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Arboretum L.L.C. and BIR Silver Hill L.L.C., purchased Arboretum Place Apartments (“Arboretum”) and Silver Hill at Arboretum Apartments (“Silver Hill”), respectively, from an unaffiliated third party. Arboretum is a 184 unit multifamily apartment community located in Newport News, Virginia. Silver Hill is a 153 unit multifamily apartment community also located in Newport News, Virginia. The gross purchase price for Arboretum and Silver Hill was $10,575,000 and $4,350,000, respectively. The properties were purchased subject to the assumption of the existing mortgages outstanding on the properties with a face value of approximately $5,929,000 and $3,444,000, respectively. The purchase price, net of assumed debt, was paid from available cash. Pursuant to the provisions of SFAS No. 141, “Business Combinations”, the assumed mortgages were recorded at fair value, based on the present value of the amounts to be paid under the obligations. The fair market value of the debt assumed on Arboretum and Silver Hill is $6,894,193 and $4,010,241, respectively. Additionally, on November 4, 2004, the Company acquired the vacant land adjacent to Arboretum for $1,500,000 from F.C. Arboretum Land Associates, L.P. The purchase of the land was funded with available cash.

Effective September 24, 2004, the Operating Partnership consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unrelated third party whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of the partnership interests purchased from Capital Realty Investors-II Limited Partnership (“CRI”). Under the terms of the limited liability company agreement governing JV BIR/ERI, the Operating Partnership will own a 58% interest as the managing member and ERI will own the remaining 42% interest. All profits and losses will be shared by the Operating Partnership and ERI on a pro rata basis according to their respective ownership interests. Affiliates of the Operating Partnership will be entitled to perform asset management and property management services and receive fees in payment thereof. The Company evaluated its investment in the BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R, Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures or Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock; therefore the Company accounted for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) based on its controlling interest in the subsidiary.

On November 17, 2004, the Operating Partnership, through JV BIR/ERI, completed the acquisition of 100% of the outstanding limited and general partner interests of Arrowhead Apartments Associates Limited Partnership, the fee owner of Arrowhead Apartments (“Arrowhead”), a 200 unit multifamily apartment community located in Palatine, Illinois, and Moorings Apartments Associates Limited Partnership, the fee owner of Moorings Apartments (“Moorings”), a 216 unit multifamily apartment community located in Roselle, Illinois. The net purchase price for the Arrowhead and Moorings interests was $1,313,392 and $416,455, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Arrowhead and Moorings interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of defeasance. JV BIR/ERI exercised its right of defeasance and extinguished the outstanding mortgage obligations of approximately $7,431,000 and $8,801,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from our Venture Partner.

On December 28, 2004, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Yorktowne, L.L.C., consummated the acquisition of 100% of the fee simple interest of Yorktowne at Olde Mill Apartments (“Yorktowne”), a 216 unit multifamily apartment community located in Millersville, Maryland, from EQR-Yorktowne Vistas, Inc., an unrelated third party, for $21,500,000, plus customary closing costs. The purchase price was paid from available cash. As of December 31, 2004, the Operating Partnership had locked the interest rate on $16,125,000 of first mortgage debt at a fixed interest rate of 5.13% for ten years secured by the Yorktowne property. The

Company completed the financing in January 2005. See note 9, “Commitments and Contingencies” and note 16, “Subsequent Events” for additional details related to the Yorktowne mortgage debt.

On December 29, 2004, the Operating Partnership, through JV BIR/ERI, completed the acquisition of 100% of the outstanding limited and general partner interests of Blackburn Associates Limited Partnership, the fee owner of Country Place I Apartments (“Country Place I”), a 192 unit multifamily apartment community located in Burtonsville, Maryland, and Second Blackburn Associates Limited Partnership, the fee owner of Country Place II Apartments (“Country Place II”), a 120 unit multifamily apartment community also located in Burtonsville, Maryland. The net purchase price for the Country Place I and Country Place II interests was $7,769,720 and $5,054,677, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Country Place I and Country Place II interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of prepayment. JV BIR/ERI exercised its right of prepayment on the purchase date and extinguished the outstanding mortgage obligations of approximately $6,728,000 and $4,078,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from our Venture Partner.

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2004 is presented below:

Description	Location	Year Acquired	Total Units	Ownership Interest	(Unaudited) 2004 Occupancy

Century	Cockeysville, Maryland	1984	468	75.82%	94.37%
Dorsey’s Forge	Columbia, Maryland	1983	251	91.38%	97.14%
Hannibal Grove	Columbia, Maryland	1983	316	91.38%	97.10%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	86.70%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	92.33%
Windward Lakes	Pompano, Florida	1992	276	100.00%	93.98%
St.Marin/Karrington	Coppell, Texas	2003	600	100.00%	90.52%
Laurel Woods	Austin, Texas	2004	150	100.00%	82.91%
Bear Creek	Dallas, Texas	2004	152	100.00%	84.14%
Bridgewater	Hampton, Virginia	2004	216	100.00%	98.19%
Trellis	Newport News, Virginia	2004	176	100.00%	96.10%
Arboretum	Newport News, Virginia	2004	184	100.00%	97.83%
Silver Hill	Newport News, Virginia	2004	153	100.00%	96.28%
Arrowhead	Palatine, Illinois	2004	200	58.00%	88.00%
Moorings	Roselle, Illinois	2004	216	58.00%	97.00%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	95.00%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	93.00%
Yorktowne	Millersville, Maryland	2004	216	100.00%	93.00%

			5,530

Marina Mile (1)	Fort Lauderdale, Florida	2004	306	35.00%	91.61%
Total			5,836

(1) – The Company owns a 35% interest in Marina Mile, an unconsolidated joint venture.

2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of combination and consolidation

The accompanying consolidated and combined financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities which it controls in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries” and the Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (R), “Consolidation of Variable Interest Entities.”  Variable interest entities (“VIEs”) are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46 (R), the Company consolidates VIEs for which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

For entities not deemed to be VIEs, the Company consolidates those entities in which it owns a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force No. 96-16 and Statement of Position No. 78-9. Substantive participatory rights include the ability to select, terminate, and set compensation of the investee’s management, the ability to participate in capital and operating decisions of the investee (including budgets), in the ordinary course of business.

The Company owns a majority interest in JV BIR/ERI L.L.C., a venture that owns multifamily apartment communities with a partner. The Company has determined that the entity did not meet the requirements for consolidation as a variable interest entity under Financial Interpretation No. 46R. However the Company has determined that the entity should be consolidated under Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, based on its controlling financial interest in the entity.

Real estate

Real estate assets are recorded at depreciated cost. Costs related to the acquisition, rehabilitation and improvement of properties are capitalized. Recurring capital improvements typically include appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

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

The value of in-place leases and tenant relationships are amortized over the initial term of the respective leases. The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2004 acquisitions as of the acquisition date:

Property	Multifamily Apartment Communities	Acquired In-Place Leases and tenant relationships	Total booked at acquisition date

Laurel Woods	$ 5,204,085	$ 98,414	$5,302,499
Bear Creek	4,845,550	107,856	4,953,406
Bridgewater	18,927,104	347,143	19,274,247
Trellis	8,786,863	211,594	8,998,457
Silver Hill	4,889,529	129,616	5,019,145
Arboretum	11,464,436	273,743	11,738,179
Arboretum Land	1,529,123	-	1,529,123
Arrowhead	8,709,187	202,127	8,911,314
Moorings	9,211,154	256,786	9,467,940
Country Place I	13,881,894	362,776	14,244,670
Country Place II	8,679,253	235,964	8,915,217
Yorktowne	21,616,443	376,045	21,992,488

Total	$117,744,621	$2,602,064	$120,346,685

Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

Rental property	25 to 27.5 years
Improvements	5 to 20 years
Appliances and equipment	3 to 8 years

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

Replacement reserve escrows

Certain lenders require escrow accounts for capital improvements. The escrows are funded from operating cash, as needed.

Unconsolidated investments in Mortgage Funds

The acquisition of the Interests in the Mortgage Funds by the Company has been accounted for using purchase accounting based upon the fair value of the Preferred Shares for the interests acquired. The fair value was determined to be the $25.00 liquidation preference for the Preferred Shares since this was most readily available market value at the date of the closing of the Offering.

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

Minority Interest in Properties

Unaffiliated third parties have ownership interests in seven of the Company’s multifamily apartment communities. Such interests are accounted for as “Minority Interest in Properties” in the accompanying financial statements. Allocations of earnings and distributions are made to minority holders based upon their respective share allocations. Losses in excess of minority holders’ investment basis are allocated to the Company. Distributions fro operations to the minority holders in excess of their investment basis are recorded in the Company’s statement of operations as Minority Interest in Properties as there is typically no legal obligation for such investors to restore deficit capital accounts.

Minority Interest in Operating Partnership

In accordance with the Emerging Issues Task Force Issue (“EITF”) No. 94-2, Treatment of Minority Interest in Certain Real Estate Investment Trusts, KRF Company and affiliates’ common limited partnership interest in the Operating Partnership is being reflected as “Minority Interest in Operating Partnership” in the financial statements of the Company. Upon completion of the Offering, the net equity to the common and general partner interests in the Operating Partnership was less than zero after an allocation to the Company and affiliates’ preferred interest in the Operating Partnership. Further, KRF Company and affiliates have no obligation to fund such deficit. Accordingly, for financial reporting purposes, KRF Company and affiliates’ minority interest in the Operating Partnership has been reflected as zero with common stockholders’ equity being reduced for the deficit amount.

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

Equity offering costs

Underwriting commissions and offering costs have been reflected as a reduction of proceeds from issuance of the Preferred Shares.

Debt extinguishment costs

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Nos . 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. Prior periods that included such debt extinguishment costs have been reclassified to conform to this standard.

Prior to the adoption of FAS 145, the Company classified costs associated with the early extinguishment of debt as extraordinary items. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “loss on extinguishment of debt” in the Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

Rental revenue

The properties are leased with terms of generally one year or less. Rental revenue is recognized when earned. Recoveries from tenants for utility expenses are recognized in the period the applicable costs are incurred.

Other income

Other income, which consists primarily of income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees, is recognized when earned.

Income taxes

The Company elected to be treated as a real estate investment trust (“REIT”) under Section 856 of the Internal Revenue Code of 1986, as amended (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements.

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2004 and 2003, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $925,000 and $3,800,000 as of December 31, 2004 and 2003, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46), as further revised in December 2003 (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46 requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46 for all interests in variable interest entities created after January 31, 2003 was effective immediately. For variable interest entities created before February 1, 2003, it was effective July 1, 2003. The Company adopted FIN 46R during the first quarter of 2004. The Company evaluated its investments in the Mortgage Funds interests for which it previously offered to exchange the Preferred Shares, its investment in the

Multifamily Venture and JV BIR/ERI and concluded that the investments did not meet the requirements for consolidation under FIN 46R. In the case of JV BIR/ERI, the Company determined that proper accounting treatment required consolidation of the entity pursuant to Accounting Research Bulletin 51, “Consolidated Financial Statements”.

At their March 2005 meeting, the Emerging Issues Task Force ("EITF") reaffirmed its position regarding Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. Issue 04-5 addresses when it is appropriate for a general partner of a limited partnership to consolidate the activities of the limited partnership. The Task Force has concluded that the general partner of a limited partnership should consolidate a limited partnership unless, the limited the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”  In addition, the Task Force has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Issue has not been finalized and no effective date has been announced. At this time, the Company does not anticipate that Issue 04-5 will have a material effect on the consolidated and combined results of the Company. The Company will evaluate its limited partnership activity when the EITF finalizes its guidance under Issue 04-5.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of financial statements and revenue and expenses during the reporting period. Such estimates include the amortization of acquired in-place leases and tenant relationships, the allowance for depreciation and the fair value of the accrued participating note interest. Actual results could differ from those estimates.

3. MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	December 31,
	2004	2003
Land	$ 39,105,352	$ 23,031,562
Buildings, improvements and personal property	335,402,924	224,801,075

Multifamily apartment communities	374,508,276	247,832,637
Accumulated depreciation	(113,953,842)	(102,609,721)

Multifamily apartment communities, net	$ 260,554,434	$ 145,222,916

4. AVAILABLE FOR SALE SECURITIES

During 2003, the Company purchased available-for-sale securities. During 2003 and 2004, the Company reinvested the earnings derived from the available-for-sale securities. During 2004, the Company sold all securities on hand, received $18,671,561 in proceeds from the sale and recorded realized loss on the sale of $163,630 which was recorded in current year earnings. The Company’s activity related to available-for-sale securities for the years ended December 31 is as follows:

	2004	2003
Basis at January 1,	$ 18,488,414	$ -
Investment	-	18,500,000
Reinvested dividend income	332,548	2,643
Accumulated comprehensive gain (loss)	14,229	(14,229)
Realized losses	(163,630)	-
Withdrawals	(18,671,561)	-
Basis at December 31,	$ -	$ 18,488,414

5. INVESTMENT IN MORTGAGE FUNDS

The Company’s investments in the Mortgage Funds are presented in the following table. During 2004 and 2003, five of the Mortgage Funds liquidated as the underlying loans within the funds were retired and the related proceeds were distributed to the funds’ shareholders. The table presents the nominal ownership as of December 31,:

Mortgage Fund	Original Nominal Ownership	Liquidation Date	2004 Nominal Ownership	2003 Nominal Ownership

GIT I	30.76%	11/23/2004	0%	30.76%
GIT II	28.81%	n/a	28.81%	28.81%
KIP	29.66%	9/9/2004	0%	29.66%
KIP II	25.00%	7/29/2003	0%	0%
KIP III	28.63%	9/30/2004	0%	28.63%
KIM	27.81%	12/30/2003	0%	0%

The summarized balance sheet of the Company’s investment in the GIT II Mortgage Fund and the combined investment in Mortgage Funds are as follows:

December 31, 2004 GIT II
ASSETS

Mortgage investments	35,424,756
Cash and cash equivalents	4,187,417
Other assets	601,815

Total assets	40,213,988

Liabilities	218,671
Shareholders’ equity	39,995,317

Total liabilities and shareholders’ equity	40,213,988

Company’s share of equity	11,522,651
Basis differential (1)	(1,354,958)

Carrying value of the Company’s investment in Mortgage Funds	10,167,693

	December 31, 2003
	GIT II	Total Other Investments in Mortgage Funds	Combined
ASSETS

Mortgage investments	$45,079,586	$38,687,776	$83,767,362
Cash and cash equivalents	5,454,067	3,918,598	9,372,665
Other assets	852,987	256,513	1,109,500

Total assets	$51,386,640	$42,862,887	$94,249,527

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities	$ 183,380	$ 677,376	$ 860,756
Shareholders’ equity	51,203,260	42,185,511	93,388,771

Total liabilities and shareholders’ equity	$51,386,640	$42,862,887	$94,249,527

Company’s share of equity	$14,751,659	$12,488,725	$27,240,384
Basis differential (1)	(2,012,971)	(1,180,505)	(3,193,476)

Carrying value of the Company’s investment in Mortgage Funds	$12,738,688	$11,308,220	$24,046,908

(1)

This amount represents the difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of the Mortgage Fund Interests for which the acquisition price was less than the underlying equity in the book value of the net assets of the Mortgage Funds.

The summarized statements of operations of each individually significant investment in Mortgage Funds and the combined investment in Mortgage Funds are as follows:

December 31, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenue	$ 3,508,762	$ 3,111,377	$ 6,620,139

Expenses	1,308,632	1,009,916	2,318,548

Net income	$ 2,200,130	$ 2,101,461	$ 4,301,591

Company’s share of net income	$ 633,857	$ 624,005	$ 1,257,862

Amortization of basis differential	659,273	1,475,450	2,134,723
Equity in income of Mortgage Funds	$ 1,293,130	$ 2,099,455	$ 3,392,585

	December 31, 2003
	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenue	$11,497,944	$ 12,382,369	$23,880,313

Expenses	2,712,504	2,868,102	5,580,606

Net income	8,785,440	9,514,267	18,299,707

Net income prior to exchange*	(3,289,729)	(3,416,411)	(6,706,140)

Net income attributable to investment	$ 5,495,711	$ 6,097,856	$11,593,567

Company’s share of net income	$ 1,583,314	$ 1,808,689	$ 3,392,003

Amortization of basis differential	2,473,905	854,838	3,328,743

Equity in income of Mortgage Funds	$ 4,057,219	$ 2,663,527	$ 6,720,746

*Represents the net income of the Mortgage Funds from January 1, 2003 to April 4 and April 18, 2003, which is the period prior to which the Company held its investment in the respective mortgage Funds.

6. INVESTMENT IN MULTIFAMILY VENTURE

Effective May 1, 2004, the Company consummated the Limited Liability Company Agreement of JV Marina Mile with a partner whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of the ownership of Marina Mile. Under the terms of the Multifamily Venture agreement governing the entity , the partner contributed, in cash, 65% of the total venture equity in exchange for a 65% interest in the L.L.C. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to the effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership will be entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the venture partner. The Operating Partnership is the managing member for the Multifamily Venture. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment.

The summarized balance sheet of the Multifamily Venture is as follows:

ASSETS	December 31, 2004
Multifamily apartment communities, net	$23,215,432
Cash and cash equivalents	494,376
Other assets	542,285
Total Assets	$24,252,093

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$17,400,000
Other liabilities	353,522
Owners’ equity	6,498,571
Total liabilities and owners’ equity	$24,252,093

Carrying value of the Company’s investment in Multifamily Venture	$ 2,274,500

The summarized statement of operations of the Multifamily Venture for the year ended December 31, 2004 is as follows:

Year Ended
December 31, 2004
Revenue	$2,945,765

Expenses	3,942,013

Net loss	(996,248)
Net loss included in consolidated results	207,805

Net loss attributable to investment	$(788,443)

Equity in loss of Multifamily Venture	$(276,085)

To the extent that the Company contributes assets to a multifamily venture, the Company’s investment in the multifamily venture is recorded at the Company’s cost basis in the assets which were contributed to the multifamily venture. To the extent that the Company’s cost basis is different than the basis reflected at the multifamily venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of multifamily venture. In accordance with the provisions of SOP 78-9, the Company recognizes gains on the contribution of real estate to multifamily ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

As a result of the Multifamily Venture, Marina Mile, as a multifamily apartment community, is excluded from the consolidated balance sheet. The results of operations of Marina Mile, after contribution of the property to the Multifamily Venture on May 1, 2004, is included in the statement of operations under the caption, “Equity in loss of Multifamily Venture.” The Company’s interest in the Multifamily Venture is included on the consolidated balance sheet as “Investment in Multifamily Venture.”

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2004 and 2003:

Collateralized Property	Original Principal Balance	Principal December 31, 2004	Annual Interest Rate at December 31, 2004	Final Maturity Date	Monthly Payment	Principal December 31, 2003

Century	$ 29,520,000	$ 29,520,000	4.87%	2013	$119,802	$ 22,355,663
Dorsey’s Forge	16,200,000	16,200,000	4.86%	2013	65,610	10,427,740
Hannibal Grove	26,600,000	26,600,000	4.86%	2013	107,730	15,830,359
Seasons of Laurel Seasons of Laurel (2nd Note)	52,500,000 20,378,000	50,946,776 20,098,361	5.74% 5.07%	2009 2009	306,000 110,267	51,649,405 20,353,830
Walden Pond	12,675,000	12,433,814	4.86%	2013	66,962	12,627,926
Windward Lakes	13,467,000	13,235,145	5.10%	2012	73,119	13,421,058
Gables of Texas	5,325,000	5,223,674	4.86%	2013	28,132	5,305,223
St. Marin/Karrington	32,500,000	32,500,000	4.90%	2012	132,708	32,500,000
Bridgewater	14,212,500	14,212,500	5.11%	2013	60,522	-
Trellis	6,750,000	6,750,000	5.07%	2013	28,519	-
Silver Hill (1)	4,010,241	4,003,558	7.18%	2026	26,237	-
Arboretum (1)	6,894,193	6,882,445	7.18%	2026	45,388	-
Arrowhead	5,510,000	5,510,000	5.00%	2014	22,958	-
Moorings	5,775,000	5,775,000	5.00%	2014	24,063	-
Country Place I & II	15,520,000	15,520,000	5.01%	2015	64,796	-
Total fixed rate	267,836,934	265,411,273				184,471,204
Laurel Woods (2)	3,320,000	3,305,682	4.29%	2011	16,290	-
Total	$271,156,934	$268,716,955				$184,471,204

(1) – Represents assumed balance of the mortgage note payable as adjusted to its fair value of as required by FAS 141 “ Business Combinations.”

(2) – Laurel Woods is a variable rate mortgage subject to monthly adjustment based on changes to the underlying reference rate of the loan. The rate is based on the Freddie Mac Reference Bill
Index Rate plus 2.20% or, 4.29% at December 31, 2004.

All the mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities. All payments on the outstanding mortgage notes are made timely and all the mortgage loans were current as of December 31, 2004 and 2003. Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2004.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2004 are as follows:

2005	$ 1,810,621
2006	2,506,583
2007	4,220,668
2008	4,424,148
2009	70,011,630
Thereafter	185,743,305
$ 268,716,955

On April 1, 2002, the mortgage notes payable on Century, Dorsey’s Forge and Hannibal Grove were refinanced with $22,800,000, $10,635,000 and $16,145,000, respectively, non-recourse mortgage notes payable, which are collateralized by the related properties. The interest rates on the notes are fixed at 5.96%. The notes mature on April 1, 2007, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice. As discussed below, these mortgage notes were refinanced on November 1, 2004. The Company used the proceeds from the refinancing on Century, Dorsey’s Forge and Hannibal Grove to repay the existing mortgage notes and accrued interest, to pay closing costs, and to fund escrows required by the lender. The remaining cash of $11,357,000 was distributed to the owners. The Company also recognized a $610,000 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for each of the notes payable, which is reflected in the statement of operations for the year ended December 31, 2002.

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

The McNab partnership interests contributed to the Operating Partnership by George and Douglas Krupp were subject to certain obligations of McNab and its partners including the assumption of $13,398,430 of first mortgage debt, including accrued interest, $4,161,551 of principal, accrued interest, participation interest and interest rebates collateralized by the partnership interests (the “Additional Loan”) and the assumption of approximately $1,266,245 of liabilities payable to other affiliates of the Company. Upon completion of the acquisition, the Operating Partnership immediately paid off the first mortgage and Additional Loan debt totaling $18,244,282 using available cash. The Company recognized a loss of approximately $252,000 resulting from the write-off of unamortized deferred financing costs. In accordance with FAS 145, the Company has determined that such costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “Loss on extinguishment of debt” in the consolidated statement of operations for the year ended December 31, 2003. Furthermore, costs previously classified as extraordinary in prior periods have been reclassified to conform with the adoption of this pronouncement.

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

The lender on both the Additional Loan and the first mortgage for McNab was GIT. As of the completion of the Offering, the Operating Partnership owned approximately 31% of GIT. The Operating Partnership received $5,650,000 as a special distribution from GIT after the payoff of this indebtedness on July 24, 2003.

On August 21, 2003, the Company refinanced its mortgage on Walden Pond. The original variable mortgage of $4,353,438 was paid in full and the related deferred financing costs incurred in the original financing was recorded in “Loss on extinguishment of debt” in the consolidated financial statement of operations for the year ended December 31, 2003. The new financing of $12,675,000, with a fixed interest rate of 4.86% for a term of 10 years and related deferred financing costs are included on the accompanying balance sheet at December 31, 2004 and 2003.

On August 21, 2003 and August 15, 2003, the Company obtained non-recourse mortgage notes payable on Windward and Gables for $13,467,000 and $5,325,000, respectively, which are collateralized by the related properties. The interest rates on the notes are fixed at 5.10% and 4.86%, respectively. The notes mature on September 1, 2012 and September 1, 2013, respectively, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On November 25, 2003, the Company obtained a mortgage note payable on St. Marin/Karrington for $32,500,000, which is collateralized by the related property. The interest rate on the note is fixed at 4.90% for a 9 year term. The note is an interest only note which may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On August 16, 2004, the Company secured a $3,320,000 first mortgage on Laurel Woods Apartments in Houston, Texas. Under the terms of the note, the mortgage bears interest at a variable rate of the Reference Bill plus 2.20%, or 4.29% at December 31, 2004, and matures on September 1, 2011. The variable interest rate is capped at 6.75% for the term of the loan.

On November 1, 2004, the mortgage notes payable on Century, Dorsey’s Forge and Hannibal Grove were refinanced with $29,520,000, $16,200,000 and $26,600,000, respectively, non-recourse mortgage notes payable, which are collateralized by the related properties. The interest rates on the notes are fixed at 4.87% for the Century note and 4.86% for both the Dorsey’s Forge and Hannibal Grove notes. The notes mature on November 1, 2013, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

The Company used the proceeds from the refinancing on Century, Dorsey’s Forge and Hannibal Grove to repay the existing mortgage notes and accrued interest, to pay closing costs, and to fund escrows required by the lender. Of the remaining cash of $21,905,000, $2,821,344 was distributed to our joint venture partner and the balance has been retained for general operating purposes. The Company also recognized a $1,059,143 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for each of the notes payable, which is reflected in the statement of operations for the year ended December 31, 2004.

On November 3, 2004, the Company secured $14,212,500 and $6,750,000 of first mortgage non-recourse mortgage financing on the Bridgewater and Trellis properties, respectively, which is collateralized by the properties. The interest rates on the notes are 5.11% and 5.07%, respectively, and are fixed for the term of the loans. The notes mature on December 1, 2013, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On November 4, 2004, the Company, simultaneously with the purchase of the Arboretum and Silver Hill apartment communities, assumed a fixed rate mortgage on each of the properties. The outstanding balance of the mortgage secured by the Arboretum property was $5,928,659 and has an interest rate of

7.18% for the original 30 year term of the loan. The loan originated on September 23, 1994 and can be prepaid generally no earlier than November 1, 2024, subject to a prepayment penalty. The outstanding balance of the mortgage secured by the Silver Hill property was $3,444,109 and also has an interest rate of 7.18% for the original 30 year term of the loan. The loan originated on September 23, 1994 and can be prepaid generally no earlier than November 1, 2024, subject to a prepayment penalty. In accordance with FAS 41, “Business Combinations”, the Company recorded these mortgages at fair value, which was determined by calculating the present value of the future payments at current interest rates. The fair market value for the debt assumed on Arboretum and Silver Hill is $6,894,193 and $4,010,241, respectively.

On December 2, 2004, the Company secured $5,510,000 and $5,775,000 of non-recourse mortgage financing on the Arrowhead and Moorings properties, respectively, which is collateralized by the properties. The interest rate of both notes is fixed at 5.00%. The notes mature on January 1, 2014, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On December 29, 2004, the Company secured $15,520,000 of non-recourse mortgage financing on the Country Place I and Country Place II properties, which is collateralized by both properties. The interest rate on the note is fixed at 5.01%. The note matures on January 1, 2015, at which time the remaining principal and accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

8. DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Company’s Board of Directors (the “Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares of the Company which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Stock. For the years ended December 31, 2004 and 2003, the Company declared aggregate dividends of $6,700,814 and $4,951,258, respectively, of which $837,607 and $837,593 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2004 and 2003, respectively.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners. On the same day, the Board also declared a common dividend of $.004656 per share on the Company’s Class B common stock. Both the distributions and the dividend were payable on August 15, 2003, November 15, 2003 and February 15, 2004. For the year ended December 31, 2003, the Company declared a total of $750,000 of distributions of which $250,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2003.

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

For the year ended December 31, 2004, the Company declared a total of $1,000,000 of distributions to common shareholders, of which $250,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2004.

During 2004 and 2003, the Company made distributions to the holders of the outstanding common and preferred stock. The tax status of the distributions are as follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2004	2004	2003	2003
Preferred Stock:
Taxable dividend paid per share	$2.043	90.8%	$1.360	98.6%
Non-taxable dividend paid per share	0.207	9.2	0.030	1.4
Total	$2.250	100.0%	$1.390	100.0%

Common Stock:
Taxable dividend paid per share	$ -	0.0%	$0.009184	98.6%
Non-taxable dividend paid per share	0.018624	100.0	0.000128	1.4
Total	$0.018624	100.0%	$0.009312	100.0%

The Company’s policy to provide for distributions is based on available cash and Board approval.

9. COMMITMENTS AND CONTINGENCIES

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

The Company entered into indemnification agreements with each of the independent members of the Board and its president on August 12, 2003. The agreements indemnify our independent Board members and president with respect to claims arising from or related to their service to the Company to the extent permitted under Maryland law.

As of December 31, 2004, the Company has purchase commitments with a supplier of natural gas to provide the daily gas requirements of the Season of Laurel property in Maryland. The term of the commitment is January 1, 2005 to June 30, 2005. The agreement obligates the Company to purchase the agreed upon quantities on a daily basis at a fixed rate per unit. The total obligation under the agreement is not material.

On December 22, 2004, the Company locked the interest rate on $16,125,000 of first mortgage debt to finance the acquisition of Yorktowne Apartments. The terms of the debt commitment include a fixed interest rate of 5.13%, a maturity date of February 1, 2015 and an interest only option for the first two years with amortization based on a 360 month payment term beginning in year three. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to three percent of the committed loan amount, or $483,750. The Company closed on this financing on January 26, 2005.

10. MINORITY INTERESTS

Minority Interest in Properties

Three of our properties, Dorsey’s Forge Apartments, Hannibal Grove Apartments and Century II Apartments, are owned with a third party who was given certain rights when the properties where acquired. Among those rights is the right to require us to use our good faith efforts to sell the properties during a 180-day period beginning on April 27, 2005. There have been no communications between the third party and us regarding their intentions. We believe that if the third party exercised this right on one or more of these properties, it would be willing to allow us to retain the properties and instead accept a cash payment from us equal to what it would have received in an arm’s-length sale, if we decided to make such a proposal to the third party. Our interest in each of Dorsey’s Forge and Hannibal Grove Apartments is 91.382% and our interest in Century II Apartments is 75.82%. At December 31, 2004, we estimate the total value of the third party’s interest in these properties at approximately $5,500,000.

Additionally, as a result of the refinancing of these properties’ mortgages, distributions totaling $2,821,344 were made to the third party partner based on their interest in the properties. The Company retained the balance of the net proceeds as working capital.

Minority Interest in Operating Partnership

The following table sets forth the calculation of minority interest in the Operating Partnership at December 31:

	2004	2003
Net income (loss)	$ (7,811,651)	$ 3,642,260
Add:
Minority common interest in Operating Partnership	976,100	732,075
Income (loss) before minority interest in Operating Partnership	(6,835,551)	4,374,335
Preferred Dividend	(6,700,814)	(4,951,258)
Loss available to common equity	(13,536,365)	(576,923)
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$(13,212,846)	$ (563,135)

Since the result continues to be negative and there is no positive basis in the Operating Partnership, there was no allocation to the minority common interest in Operating Partnership at December 31, 2004 and 2003, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority interest in the Operating Partnership:

	Minority Common Interest in Operating Partnership	Company’s Interest in Operating Partnership	Total Common Owners’ Deficit

Balance at January 1, 2003	$ (22,526,662)	$ -	$ (22,526,662)

Capital Contributions	229,547	1,288,834	1,518,381
Minority common interest in Operating Partnership	(563,135)	(13,788)	(576,923)
Distributions to common interest in Operating Partnership	(732,075)	(17,925)	(750,000)
Other distributions effecting common interest in Operating Partnership	(101,591)	(2,487)	(104,078)

Balance at December 31, 2003 (1)	(23,693,916)	1,254,634	(22,439,282)

Minority common interest in Operating Partnership	(13,212,846)	(323,519)	(13,536,365)
Distributions to common interest in Operating Partnership	(976,100)	(23,900)	(1,000,000)

Balance at December 31, 2004 (1)	$ (37,882,862)	$ 907,215	$ (36,975,647)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of December 31, 2004 and 2003, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 from its operating cash flows to common general and common limited partners. The distributions were payable on August 15, 2003, November 15, 2003 and February 15, 2004. Total distributions authorized as of December 31, 2003 were $750,000 of which $250,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31,2004.

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

Total distributions authorized in 2004 totaled $1,000,000 of which $250,000 is payable and accrued as Dividends and Distributions Payable at December 31, 2004.

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

The Company pays acquisition fees to an affiliate for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. During the year ended December 31, 2004 and 2003, the Company incurred fees on the following acquisitions:

Acquisition	Acquisition Fee 2004	Acquisition Fee 2003

Gables	$ -	$ 69,250
Windward Lakes	-	190,000
St. Marin/Karrington	-	461,250
Bear Creek	49,000	-
Laurel Woods	52,500	-
Bridgewater	189,500	-
Trellis	88,250	-
Silver Hill	43,500	-
Arboretum	105,750	-
Arboretum Land	15,000	-
Arrowhead	79,124	-
Moorings	83,029	-
Country Place I	134,145	-
Country Place II	84,607	-
Yorktowne	215,000

	$ 1,139,405	$ 720,500

All acquisition fees have been capitalized and are included in the caption “Multifamily apartments” in the accompanying balance sheet with the exception of the Windward Lakes acquisition fee, which has been expensed and included in management fees on the statement of operations because Windward Lakes is included in the financial statements in a method similar to a pooling of interests. Accordingly, all expenses associated with the Company’s acquisition of Windward Lakes have been expensed.

During 2002, the Company paid an affiliate an advisory fee of $255,000 related to the refinancing of Dorsey’s Forge, Hannibal Grove, Century and Seasons of Laurel, which are included in deferred expenses at December 31, 2002.

Amounts accrued or paid to the Company’s affiliates for the year ended December 31, 2004 and 2003 are as follows:

	Year ended December 31,
	2004	2003
Property management fees	$ 1,553,222	$ 1,276,301
Expense reimbursements	232,065	165,417
Salary reimbursements	4,328,538	2,814,116
Acquisition fees	1,139,405	720,500
Asset management fees	1,180,545	647,567

Total	$ 8,433,775	$ 5,623,901

Expense reimbursements due to affiliates of $3,046,064 and $2,060,035 are included in due to affiliates at December 31, 2004 and 2003, respectively.

Expense reimbursements due from affiliates of $1,183,242 and $741,280 are included in due to affiliates at December 31, 2004 and 2003, respectively.

Amounts due to affiliates of $1,862,822 and $1,318,755 at December 31, 2004 and 2003, respectively, represent intercompany development fees and shared services.

In addition to the fees listed above, the Multifamily Venture paid Berkshire Advisor an acquisition fee of $230,000 upon the consummation of the Multifamily Venture on May 1, 2004. Also, the Multifamily Venture paid a construction management fee of $99,000 and a property management fee of $81,889 to Berkshire Advisor during 2004.

The Company has an investment in the Mortgage Funds, which are affiliates of the Company, and which the Company does not control. The investment, which is recorded on the equity method, is included on the balance sheet, and the related equity in income of Mortgage Funds is included as a component of net income.

12. SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$ 9,563,114	$ 9,771,415	$ 9,940,643	$ 11,244,490

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership and gain on transfer of property to Multifamily Venture	(1,390,815)	(1,334,749)	(1,225,946)	(3,300,673)

Net income (loss)	(1,059,590)	(868,233)	29,653	(5,913,481)

Net (loss) available to common Shares	$(2,734,803)	$(2,543,435)	$(1,645,850)	$(7,588,377)

Net (loss) per common share- Basic	$ (2.13)	$ (1.98)	$ (1.28)	$ (5.92)

Weighted average common shares outstanding - basic	1,283,313	1,283,313	1,283,313	1,283,313

	2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$6,992,882	$7,522,719	$ 7,425,131	$ 8,088,262

Income before minority interest Operating Partnership	374,981	626,772	2,598,724	773,858

Net income	374,981	626,772	2,110,724	529,783

Net income (loss) available to common shares	-	$ (974,114)	$ 435,538	$ (770,422)

Net income (loss) per common share-basic	-	$ (0.80)	$ 0.34	$ (0.92)

Weighted average common shares outstanding - basic	-	1,214,106	1,283,313	1,283,313

13. PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited proforma information for the years ended December 3, 2004 and 2003 is presented as if the acquisiton of Bridgewater, Trellis, Arboretum, Silver Hill, Arrowhead, Moorings, Country Place I and Country Place II during 2004 had occurred as of the beginning of each period. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

	2004	2003

Revenue	$ 53,385,492	$ 44,249,063

Income (loss) before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, and gain on transfer of property to Multifamily Venture	(6,966,464)	(4,067,170)

Income (loss)	(7,754,180)	2,012,596

Preferred dividend	(6,700,814)	(4,951,258)

Net income (loss) available to common shareholders	$(14,454,994)	$(2,938,662)

Basic earnings per share:
Net income (loss) available to common shareholders	$ (11.26)	$ (3.10)

Weighted average number of common shares outstanding	1,283,313	948,733

The following unaudited proforma information for the year ended December 31, 2003 is presented as if the Offering for the Interests in the Mortgage Funds on April 4, 2003 and April 18, 2003 had occurred as of the beginning of each period. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

2003
Equity in income of Mortgage Funds	$ 9,062,192

Net income	5,983,706

Preferred dividend	(6,700,000)

Net income (loss) available to common shareholders	$ (716,294)

Basic earnings per share:
Net income (loss) available to common shareholders	$ (.56)

Weighted average number of common shares outstanding	1,283,313

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents

For those cash equivalents with maturities of three months or less from the date of acquisition, the carrying amount of the investment is a reasonable estimate of fair value.

Available for sales securities

For securities held for sale, the fair value of the securities are based on quoted market prices.

Mortgage notes payable

Market fixed rate mortgage notes payable - For fixed rate mortgages that have been obtained in the open market, the fair value is based on the borrowing rates currently available to the Company with similar terms and average maturities. The Company believes that the carrying amounts of the mortgages are reasonable estimates of fair value.

Market variable rate mortgage notes payable - For variable rate mortgages that have been obtained in the open market, the fair value is based on the borrowing rates currently available to the Company with similar terms and average maturities. The Company believes that the carrying amount of the mortgage is a reasonable estimate of fair value.

Assumed fixed rate mortgage notes payable – For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company. At December 31, 2004, the carrying amount is the fair value of the assumed mortgage notes payable.

15. SUBSEQUENT EVENTS

On January 26, 2005, the Company, through its wholly owned subsidiary, BIR Yorktowne, L.L.C., obtained a non-recourse mortgage note payable on Yorktowne for $16,125,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.03% for a term of 10 years. The note is interest only for two years and matures on February 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On February 15, 2005, the Operating Partnership, through its newly formed and wholly owned subsidiary, BIR Westchester West, L.L.C., consummated the acquisition of 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership (collectively, the “BRI OP Seller”). BRI OP Seller is an affiliate of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition was approved by the audit committee of the Board, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The purchase price and related closing costs were funded in part through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% for a term of ten years.

On March 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Brompton Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Waters on Brompton, a 362 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The acquisition was consummated pursuant to a winning bid placed on the property at foreclosure auction. The successful bid was $14,400,000 and was immediately paid from available cash. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

On March 16, 2005, the Company signed an agreement of sale with Owings Manor Realty, L.L.C. and GMAC Commercial Realty Partners, L.P. (collectively the “Sellers”) to purchase the 100% of the outstanding interests of Owings Manor Investors, L.L.C., the fee simple owner of Owings Manor Apartments, a 791 unit multifamily apartment community located in Reisterstown, Maryland. The Sellers are unaffiliated third parties. The purchase price is $67,235,000, and is subject to normal operating apportionments as provided for in the agreement.

On March 16, 2005, the Company signed an agreement of sale with Pacy Oletsky, general and limited partner, Jack L. Baylin, general and limited partner, Michael Baylin, limited partner, Gail Baylin, limited partner, Bonnie Oletsky, limited partner, Howard Gartner, limited partner, Ruth P. Weiss, limited partner, The Abraham & Virginia Weiss Charitable Trust A, limited partner, and The Abraham & Virginia Weiss Charitable Trust B, limited partner (collectively the “Owners”) to purchase the 100% of the general and limited partner interests of Pelham Wood Limited Liability Limited Partnership, the fee simple owner of Pelham Wood Apartments, a 464 unit multifamily apartment community located in Baltimore, Maryland. The Owners are unaffiliated third parties. The purchase price is $30,160,000, and is subject to normal operating apportionments as provided for in the agreement.

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchace Limited Partnership, completed the acquisition of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas from Trivest Westpark L.P, (“Trivest”) the fee simple owner of the property. The Company will operate the property under the name Berkshires at Westchace Apartments. Trivest is not an affiliate of the Company. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

BERKSHIRE INCOME REALTY, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2004

		Initial Cost		Costs Capitalized Subsequent to Acquisition
Description	Location	Land	Building	Building and Improvements	Basis Step-up (a)

Century	Cockeysville, MD	$ 1,049,868	$13,948,245	$ 8,151,940	$12,214,454
Dorsey’s Forge	Columbia, MD	340,956	4,529,843	4,427,236	3,403,527
Hannibal Grove	Columbia, MD	518,519	6,888,890	8,114,236	5,913,556
Seasons of Laurel	Laurel, MD	3,675,752	33,166,558	26,955,906	26,241,179
Walden Pond/ Gables	Houston, TX	1,756,026	18,279,102	4,357,895	8,322,125
Windward Lakes	Pompano, FL	3,519,035	10,981,621	3,252,809	-
St. Marin/Karrington	Coppell, TX	5,440,026	39,893,523	706,578	-
Laurel Woods	Austin, TX	625,953	4,590,322	375,076	-
Bear Creek	Dallas, TX	581,466	4,264,084	325,260	-
Bridgewater	Hampton, VA	2,278,988	16,643,843	4,273	-
Trellis	Newport News, VA	1,061,795	7,717,759	7,309	-
Silver Hill	Newport News, VA	594,486	4,290,826	4,218	-
Arboretum	Newport News, VA	1,383,514	10,077,037	3,885	-
Arboretum Land	Newport News, VA	1,529,123	-	-	-
Arrowhead	Palatine, IL	1,045,102	7,610,430	54,953	-
Moorings	Roselle, IL	1,105,338	8,042,427	63,814	-
Country Place I	Burtonsville, MD	1,876,149	11,968,638	37,107	-
Country Place II	Burtonsville, MD	1,200,638	7,456,823	21,792	-
Yorktowne	Millersville, MD	2,808,973	18,807,470	-	-

Total		$32,391,707	$229,157,441	$56,864,287	$56,094,841

Description	Land and Improvements	Building and Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives

Century	$ 3,921,154	$ 31,443,353	$ 35,364,507	$19,872,692	1984	(1)
Dorsey’s Forge	982,061	11,719,501	12,701,562	7,596,883	1983	(1)
Hannibal Grove	1,543,168	19,892,033	21,435,201	12,401,564	1983	(1)
Seasons of Laurel	8,006,995	82,032,400	90,039,395	47,181,084	1985	(1)
Walden Pond / Gables	3,025,370	29,689,778	32,715,148	15,297,271	1983/2003	(1)
Windward Lakes	3,725,180	14,028,285	17,753,465	8,150,725	1992	(1)
St. Marin/Karrington	5,479,432	40,560,696	46,040,128	2,605,530	2003	(1)
Laurel Woods	625,953	4,965,398	5,591,351	216,413	2004	(1)
Bear Creek	581,466	4,589,344	5,170,810	199,271	2004	(1)
Bridgewater	2,278,988	16,648,116	18,927,104	144,456	2004	(1)
Trellis	1,061,795	7,725,068	8,786,863	67,898	2004	(1)
Silver Hill	594,486	4,295,044	4,889,530	34,434	2004	(1)
Arboretum	1,383,514	10,080,922	11,464,436	81,807	2004	(1)
Arboretum Land	1,529,123	-	1,529,123	-	2004	(1)
Arrowhead	1,045,102	7,665,383	8,710,485	45,408	2004	(1)
Moorings	1,105,338	8,106,241	9,211,579	47,366	2004	(1)
Country Place I	1,876,149	12,005,745	13,881,894	-	2004	(1)
Country Place II	1,200,638	7,478,614	8,679,252	-	2004	(1)
Yorktowne	2,808,973	18,807,470	21,616,443	11,040	2004	(1)

Total	$ 42,774,885	$ 331,733,391	$374,508,276	$113,953,842

(1) Depreciation of the buildings and improvements are calculated over the lives ranging from 3 – 27.5 years.

(a) - The acquisition of the limited partner interests and properties from the Affiliates, which was at fair value and in excess of book value of the Properties, has been accounted for using purchase accounting based upon the cash paid for the interests. The following is a summary of the incremental increase in the basis of the Company's real estate as a result of the acquisition of limited partner interests or real estate assets between affiliates:

	December 31,
	2002	2001

Seasons of Laurel	$ 26,241,179	$ -
Walden Pond	8,322,125	-
Century	-	12,214,454
Dorsey’s Forge	-	3,403,527
Hannibal Grove	-	5,913,556

Total	$ 34,563,304	$ 21,531,537

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2004	2003	2002

Balance at beginning of year	$ 247,832,637	$ 189,055,522	$ 185,759,899
Acquisitions and improvements	150,150,460	58,777,115	3,295,623
Dispositions	(23,474,821)	-	-

Balance at end of year	$ 374,508,276	$ 247,832,637	$189,055,522

Accumulated Depreciation	2004	2003	2002

Balance at beginning of year	$102,609,721	$94,712,098	$88,834,504
Depreciation expense	11,628,272	7,897,623	5,877,594
Dispositions	(284,151)	-	-

Balance at end of year	$113,953,842	$102,609,721	$94,712,098

The aggregate cost of the Company’s multifamily apartment communities for federal income tax purposes was approximately $274,028,439 and $138,700,117 as of December 31, 2004 and 2003, respectively and the aggregate accumulated depreciation for federal income tax purposes was approximately $36,960,410 and $19,279,008 as of December 31, 2004 and 2003, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 31, 2005.

BERKSHIRE INCOME REALTY, INC.

March 31, 2005	BY:/s/ David C. Quade
NAME: David C. Quade
TITLE: President

Berkshire Income Realty, Inc., a Maryland corporation, and each person whose signature appears below constitutes and appoints David C. Quade, with full power to act as such person’s true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, and to file the same, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp

Chairman of the Board of		March 31, 2005
Douglas Krupp	Directors

/s/ David C. Quade

	President, Chief Financial	March 31, 2005
David C. Quade	Officer and Director (Principal Executive
Officer and Principal Financial Officer)

/s/ Robert M. Kaufman

Director	March 31, 2005

Robert M. Kaufman

/s/ Randolph G. Hawthorne

Director	March 31, 2005

Randolph G. Hawthorne

/s/ Richard B. Peiser

Director	March 31, 2005

Richard B. Peiser

/s/ Christopher M. Nichols

	Vice President and Controller	March 31, 2005
Christopher M. Nichols	(Principal Accounting Officer)