Form 10-Q
period 2005-03-31
BERKSHIRE INCOME REALTY INC
filed 2005-05-16
CIK 1178862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarter period ended		March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period		_______________ to _______________

Commission File number ____________001-31659_________________

Berkshire Income Realty, Inc.
(Exact name of registrant as specified in its charter)

Maryland				32-0024337
(State of other jurisdiction of incorporation or organization)				(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts				02108
(Address of principal executive offices)				(Zip code)

(Registrant’s telephone number, including area code)				(617) 523-7722

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

	Yes		No	X

There were 1,283,313 shares of Class B common stock outstanding as of May 16, 2005.

BERKSHIRE INCOME REALTY, INC.

TABLE OF CONTENTS

ITEM NO.		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:

	BERKSHIRE INCOME REALTY, INC.

	Consolidated Balance Sheets (unaudited) at March 31, 2005 and December 31, 2004-	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004 -------------------------------------------------------------------------------	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2005 and 2004------------------------------------------------------	5

	Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2005 ---------- ------------------------------------------------------	6

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004 ----------------------------------------------------------------------	7

	Notes to Consolidated Financial Statements (unaudited) ---------------------------------	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
Item 4.	CONTROLS AND PROCEDURES	30

PART II	OTHER INFORMATION

Item 5.	OTHER INFORMATION	31
Item 6.	EXHIBITS	31

PART I. Financial Information

Item 1. Consolidated Financial Statements:

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Multifamily apartment communities, net of accumulated depreciation of $118,364,261 and $113,953,842, respectively	$ 321,068,452	$ 260,554,434
Cash and cash equivalents	15,534,239	31,913,045
Cash restricted for tenant security deposits	1,335,481	1,217,517
Replacement reserve escrow	2,171,603	2,157,952
Prepaid expenses and other assets	6,560,872	8,190,739
Investment in Mortgage Funds	7,072,009	10,167,693
Investment in Multifamily Venture	2,231,326	2,274,500
Acquired in place leases and tenant relationships, net of accumulated amortization of $2,785,245 and $1,722,428, respectively	2,245,902	2,152,840
Deferred expenses, net of accumulated amortization of $412,254 and $325,338, respectively	2,718,702	2,476,779

Total assets	$ 360,938,586	$ 321,105,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$ 313,747,869	$ 268,716,955
Due to affiliates	1,737,228	1,862,822
Dividend and distributions payable	837,607	1,087,607
Accrued expenses and other liabilities	5,194,267	7,312,054
Tenant security deposits	1,723,910	1,468,397

Total liabilities	323,240,881	280,447,835

Commitments and Contingencies	-	-

Minority interest in properties	7,926,151	7,422,481

Minority interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized; 1,283,313 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	12,833	12,833
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2005 and December 31, 2004 respectively	-	-
Accumulated deficit	(40,452,109)	(36,988,480)

Total stockholders’ equity	29,771,554	33,235,183

Total liabilities and stockholders’ equity	$ 360,938,586	$ 321,105,499

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2005	2004
Revenue:
Rental	$ 13,692,514	$ 8,832,565
Interest	105,554	251,818
Utility reimbursement	214,698	135,734
Other	503,394	342,997

Total revenue	14,516,160	9,563,114

Expenses:
Operating	3,756,976	2,457,112
Maintenance	913,011	594,686
Real estate taxes	1,624,609	1,073,682
General and administrative	867,662	349,134
Management fees	975,218	621,494
Depreciation	4,410,419	2,703,381
Interest	3,938,656	2,699,803
Amortization of acquired in-place leases and tenant relationships	1,062,817	454,637

Total expenses	17,549,368	10,953,929

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, and minority common interest in Operating Partnership	(3,033,208)	(1,390,815)

Minority interest in properties	201,914	(45,942)

Equity in loss of Multifamily Venture	(43,174)	-

Equity in income of Mortgage Funds	1,086,039	377,167

Minority common interest in Operating Partnership	-	-

Net loss	$ (1,788,429)	$ (1,059,590)

Preferred dividend	(1,675,200)	(1,675,213)

Net loss available to common shareholders	$ (3,463,629)	$ (2,734,803)

Loss per common share, basic and diluted	$ (2.70)	$ (2.13)
Weighted average number of common shares outstanding	1,283,313	1,283,313

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2005	2004

Comprehensive loss:

Net loss	$ (1,788,429)	$ (1,059,590)

Other comprehensive income (loss):

Unrealized gain on available for sale securities	-	30,110

Comprehensive loss	$ (1,788,429)	$ (1,029,480)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2004	2,978,110	$70,210,830	1,283,313	$ 12,833	$ (36,988,480)	$ -	$ 33,235,183

Net loss	-	-	-	-	(1,788,429)	-	(1,788,429)

Distributions to preferred shareholders	-	-	-	-	(1,675,200)	-	(1,675,200)

Balance at March 31, 2005	2,978,110	$70,210,830	1,283,313	$ 12,833	$(40,452,109)	$ -	$ 29,771,554

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (1,788,429)	$ (1,059,590)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Amortization of deferred financing costs	86,916	77,614
Amortization of acquired in-place leases and tenant relationships	1,062,817	454,637
Depreciation	4,410,419	2,625,767
Minority interest in properties		45,942
Minority interest in Operating Partnership	(201,914)	-
Equity in loss of Multifamily Venture	43,174	-
Accretion of Mortgage Funds	(530,737)	(103,207)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	137,549	180,149
Due to affiliates	(125,594)	422,147
Prepaid expenses and other assets	1,752,084	834,505
Accrued expenses and other liabilities	(2,268,761)	(780,305)
Net cash provided by operating activities	2,577,524	2,697,659

Cash flows from investing activities:
Capital improvements	(1,743,272)	(2,350,834)
Acquisition of multifamily apartment communities	(24,269,914)	(32,510,349)
Acquisition of real estate limited partnership interests	(39,614,714)	-
Distributions from investments in Mortgage Funds	3,626,421	736,130
Deposits to replacement reserve	(16,940)	(99,778)
Withdrawals from replacement reserve	3,289	173,053
Purchase of available-for-sale securities	-	(95,104)
Acquisition of in-place leases and tenant relationships	(423,660)	(925,171)
Net cash used in investing activities	(62,438,790)	(35,072,053)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(594,086)	(620,509)
Borrowings on mortgage notes payable	45,625,000	17,400,000
Deferred financing costs	(328,839)	(362,800)
Distributions to minority interest in properties	-	(45,942)
Distributions to preferred shareholders	(1,675,200)	(1,675,213)
Distributions on common operating partnership units	(250,000)	(250,000)
Contributions from holder of minority interest in properties	705,584	-
Net cash provided by financing activities	43,482,459	14,445,536

Net decrease in cash and cash equivalents	(16,378,806)	(17,928,858)

Cash and cash equivalents at beginning of period	31,913,045	42,145,947

Cash and cash equivalents at end of period	$ 15,534,239	$ 24,217,089

Supplemental disclosure:
Cash paid for interest	$ 4,869,365	$ 2,441,151

Supplemental disclosure of non-cash investing and financing activities:

Capital improvements included in accrued expenses and other liabilities	48,330	-
Dividends declared and payable to preferred shareholders	837,607	837,607
Unrealized gain on available for sale securities	-	30,110

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Acquisition of real estate limited partnership interests:
Assets purchased -
Cash restricted for tenant security deposits	$ (137,722)	$ -
Replacement reserve escrows	-	-
Prepaid expenses and other assets	(122,216)	-
Acquired in place leases and tenant relationships	(732,219)	-
Multifamily apartment communities	(38,948,801)	-
Liabilities assumed
Mortgage notes payable	-	-
Accounts payable and accrued expenses	188,522	-
Tenant security deposits	137,722	-

Net cash used for acquisition of real estate limited partnership interests	$ (39,614,714)	$ -

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was organized on July 19, 2002. The Company is engaged primarily in the business of acquiring, owning, operating, and rehabilitating multifamily apartment communities. As of March 31, 2005, the Company owned, or had an interest in, 22 multifamily apartment communities consisting of a total of 6,867 apartment units.

Discussion of acquisitions for the three months ended March 31, 2005

On February 15, 2005, Berkshire Income Realty – OP, L.P. (the “Operating Partnership), and its newly formed and wholly owned subsidiary, BIR Westchester West, L.L.C., consummated the acquisition of 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership (collectively, the “Seller”). The Seller is an affiliate of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition was approved by the audit committee of the Board of Directors (the “Board”) of the Company, which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the American Stock Exchange (“AMEX”). The purchase price and related closing costs were funded through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% for a term of ten years.

The net purchase price, including closing costs and acquisition fees, was allocated as follows:

Total
Multifamily apartment communities	$ 39,681,021
In-place leases and tenant relationships	732,219
Replacement reserve accounts	111,000
Deferred expenses	196,547
Prepaid expenses and other assets	343,955
Deferred revenue and other liabilities	(326,246)
New first mortgage	(29,500,000)

Cash Paid	$ 11,238,496

On March 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Brompton Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Waters on Brompton, a 362 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The Company will operate the property under the name Berkshires on Brompton Apartments. The acquisition was consummated pursuant to a winning bid placed on the property at foreclosure auction. The successful bid was $14,400,000 and was immediately paid from available cash.

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchase Limited Partnership, completed the acquisition of 100% of the fee simple interest of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas from an unaffiliated third party. The Company will operate the property under the name The Berkshires at Westchase Apartments. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash.

New Accounting Pronouncements

At their March 2005 meeting, the Emerging Issues Task Force ("EITF") reaffirmed its position regarding Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. Issue 04-5 addresses when it is appropriate for a general partner of a limited partnership to consolidate the activities of the limited partnership. The Task Force has concluded that the general partner of a limited partnership should consolidate a limited partnership unless, the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”  In addition, the Task Force has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. Issue 04-5 has not been finalized and no effective date has been announced. At this time, the Company does not anticipate that Issue 04-5 will have a material effect on the consolidated results of the Company. The Company will evaluate its limited partnership activity when the EITF finalizes its guidance under Issue 04-5.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31,	December 31,
	2005	2004
Land	$ 45,847,721	$ 39,105,352
Buildings, improvements and personal property	393,584,993	335,402,924

Multifamily apartment communities	439,432,714	374,508,276
Accumulated depreciation	(118,364,262)	(113,953,842)

Multifamily apartment communities, net	$ 321,068,452	$260,554,434

The Company allocates the acquisition cost of real estate to land, building, tenant relationships and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized to expense over the initial terms of the respective leases and 24 months, respectively.

The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2005 acquisitions as of the acquisition dates, which are included on the Company’s March 31, 2005 consolidated balance sheet:

	Westchester West	Berkshires on Brompton	Berkshires at Westchase

Multifamily apartment communities	$38,948,802	$14,445,818	$ 9,824,095
Acquired in-place leases	576,586	155,980	130,709
Tenant relationships	155,633	68,220	68,751

Total recorded at acquisition date	$39,681,021	$14,670,018	$10,023,555

3. INVESTMENT IN MORTGAGE FUNDS

The Company’s investments in the Mortgage Funds are presented in the following table. As of March 31, 2005, five of the Mortgage Funds have liquidated as the underlying loans within the funds were retired and the related proceeds were distributed to the funds’ shareholders. The table presents the nominal ownership as of the dates set forth below:

Mortgage Fund	Original Nominal Ownership	Liquidation Date	March 31, 2005 Nominal Ownership	December 31, 2004 Nominal Ownership

GIT I	30.76%	11/23/2004	0%	0%
GIT II	28.81%	n/a	28.81%	28.81%
KIP	29.66%	9/9/2004	0%	0%
KIP III	28.63%	9/30/2004	0%	0%

The summarized balance sheets of the Company’s investment in the GIT II Mortgage Fund are as follows:

		GIT II
	March 31, 2005		December 31, 2004
ASSETS

Mortgage investments	$ 23,302,400		$ 35,424,756
Cash and cash equivalents	4,403,356		4,187,417
Other assets	180,719		601,816

Total assets	$ 27,886,475		$ 40,213,989

Liabilities	$ 514,908		$ 218,670
Shareholders’ equity	27,371,567		39,995,319

Total liabilities and shareholders’ equity	$ 27,886,475		$ 40,213,989

Company’s share of equity	$ 7,885,748		$ 11,522,651
Basis differential (1)	(813,739)		(1,354,958)

Carrying value of the Company’s investment in Mortgage Funds	$ 7,072,009		$ 10,167,693

(1)

This amount represents the difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of certain of the Mortgage Funds for which the acquisition price was less than the underlying equity in the book value of the net assets of such Mortgage Funds. The basis differential is being amortized over the remaining life of the underlying mortgages.

The summarized statements of operations of each individually significant investment in the Mortgage Funds and the combined investment in the Mortgage Funds are as follows:

Three Months Ended March 31, 2005 GIT II
Revenue	$ 2,279,751

Expenses	352,286

Net income	$ 1,927,465

Company’s share of net income	$ 555,302

Amortization of basis differential	530,737
Equity in income of Mortgage Funds	$ 1,086,039

Three Months Ended
March 31, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenue	$ 900,850	$ 723,096	$ 1,623,946

Expenses	352,046	330,114	682,160

Net income	$ 548,804	$ 392,982	$ 941,786

Company’s share of net income	$ 158,110	$ 115,850	$ 273,960

Amortization of basis differential	83,608	19,599	103,207

Equity in income of Mortgage Funds	$ 241,718	$ 135,449	$ 377,167

4. INVESTMENT IN MULTIFAMILY VENTURE

Effective May 1, 2004, the Company consummated the Limited Liability Company Agreement of JV Marina Mile (“Multifamily Venture”) with a partner whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the ownership of Berkshire at Marina Mile Apartments. Under the terms of the Multifamily Venture agreement governing the entity, the partner contributed, in cash, 65% of the total venture equity in exchange for a 65% interest in the Multifamily Venture. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the Multifamily Venture and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to the effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the venture partner. The Operating Partnership is the managing member for the Multifamily Venture. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment.

The summarized balance sheets of the Multifamily Venture are as follows:

ASSETS	March 31, 2005	December 31, 2004
Multifamily apartment communities, net	$ 22,987,042	$ 23,215,432
Cash and cash equivalents	647,483	494,376
Other assets	625,174	542,285
Total Assets	$ 24,259,699	$ 24,252,093

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$ 17,400,000	$ 17,400,000
Other liabilities	484,483	353,522
Owners’ equity	6,375,216	6,498,571
Total liabilities and owners’ equity	$ 24,259,699	$ 24,252,093

Carrying value of the Company’s investment in Multifamily Venture	$ 2,231,326	$ 2,274,500

The summarized statement of operations of the Multifamily Venture for the three months ended March 31, 2005 is as follows:

Three Months Ended
March 31, 2005
Revenue	$892,646

Expenses	1,016,001

Net loss	(123,355)

Equity in loss of Multifamily Venture	$ (43,174)

To the extent that the Company contributes assets to a multifamily venture, the Company’s investment in the Multifamily Venture is recorded at the Company’s cost basis in the assets which were contributed to the Multifamily Venture. To the extent that the Company’s cost basis is different than the basis reflected at the Multifamily Venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the Multifamily Venture. In accordance with the provisions of SOP 78-9, the Company recognizes gains on the contribution of real estate to multifamily ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

As a result of the Multifamily Venture, Marina Mile, as a multifamily apartment community, is excluded from the Multifamily assets in the consolidated balance sheet. The results of operations of Marina Mile, after contribution of the property to the Multifamily Venture on May 1, 2004, is included in the statement of operations under the caption, “Equity in loss of Multifamily Venture.” The Company’s interest in the Multifamily Venture is included on the consolidated balance sheet as “Investment in Multifamily Venture.”

5. MORTGAGE NOTES PAYABLE

On January 26, 2005, the Company, through its wholly owned subsidiary, BIR Yorktowne, L.L.C., obtained a non-recourse mortgage note payable on Yorktowne for $16,125,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.13% for a term of 10 years. The note is interest only for two years and matures on February 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On February 15, 2005, the Company, through its wholly owned subsidiary, BIR Westchester West, L.L.C., obtained a non-recourse mortgage note payable on Westchester West for $29,500,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.03% for a term of 10 years. The note is interest only for two years and matures on March 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

6. DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares of the Company which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the three months ended March 31, 2005 and 2004, the Company declared aggregate dividends of $1,675,200 and $1,675,213, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2005 and 2004, respectively.

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

8. MINORITY INTERESTS

Minority Interest in Properties

Three of the Company’s properties, Dorsey’s Forge Apartments, Hannibal Grove Apartments and Century II Apartments, are owned with a third party who was given certain rights when the properties where acquired. Among those rights is the right to require the Company to use good faith efforts to sell the properties. This right exists for a 180-day period beginning on April 27, 2005. There have been no communications between the third party and the Company regarding the third party’s intentions concerning this right. We believe that if the third party exercised this right on one or more of these properties, it would be willing to allow the Company to retain the properties and instead accept a cash payment from the Company equal to what it would have received in an arm’s-length sale, if the Company decided to make such a proposal to the third party. The Company’s interest in each of Dorsey’s Forge and Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%. At March 31, 2005, the Company estimates the total value of the third party’s interest in these properties at approximately $5,500,000.

Minority Interest in Operating Partnership

The following table sets forth the calculation of minority interest in the Operating Partnership at March 31:

	2005	2004
Net loss	$ (1,788,429)	$ (1,059,590)
Add:
Minority common interest in Operating Partnership	-	-
Loss before minority interest in Operating Partnership	(1,788,429)	(1,059,590)
Preferred Dividend	(1,675,200)	(1,675,213)
Loss available to common equity	(3,463,629)	(2,734,803)
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$(3,380,848)	$ (2,669,441)

Since the Operating Partnership continued to accrue a net loss, and there is no positive basis in the Operating Partnership, there was no allocation to the minority common interest in Operating Partnership at March 31, 2005 and 2004, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority interest in the Operating Partnership:

	Minority Common Interest in Operating Partnership	Company’s Interest in Operating Partnership	Total Common Owners’ Deficit

Balance at December 31, 2004	$ (37,882,862)	$ 907,215	$(36,975,647)

Minority common interest in Operating Partnership	(3,380,848)	(82,781)	(3,463,629)
Distributions to common interest Operating Partnership	-	-	-

Balance at March 31, 2005 (1)	$ (41,263,710)	$ 824,434	$(40,439,276)

(1) Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of March 31, 2005 and December 31, 2004, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

9.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005 and 2004, the Company paid acquisition fees to its affiliate, Berkshire Property Advisors (the “Advisor’), on the following acquisitions:

Acquisition	2005	2004

Westchester West	$ 392,500	$ -
Berkshires on Brompton	144,000	-
Berkshires at Westchase	99,000	-
Laurel Woods	-	52,500
Bear Creek	-	49,000

Total	$ 635,500	$ 101,500

The respective acquisition fees have been paid pursuant to the advisory services agreement between the Company and the Advisor, and have been capitalized and included in multifamily apartment communities in the accompanying Consolidated Balance Sheets.

Amounts accrued or paid to the Company’s affiliates for the three months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31,
	2005	2004
Property management fees	$566,235	$ 360,571
Expense reimbursements	54,859	45,330
Salary reimbursements	1,556,561	1,026,365
Asset management fees	408,983	260,923
Acquisition fees	635,500	101,500

Total	$3,222,138	$ 1,794,689

Expense reimbursements due to affiliates of $2,536,973 and $3,046,064 are included in Due to affiliates at March 31, 2005 and December 31, 2004, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $799,745 and $1,183,242 are included in Due to affiliates at March 31, 2005 and December 31, 2004, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,737,228 and $1,862,822 at March 31, 2005 and December 31, 2004, respectively, represent intercompany development fees and shared services.

In addition to the fees listed above, the Multifamily Venture paid the Advisor a property management fee of $33,449 relating to its management of the Berkshires at Marina Mile property during the three months ended March 31, 2005.

On February 15, 2005, the Company purchased 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, located in Silver Spring, Maryland, from an affiliate of the Company for $39,250,000 funded with first mortgage debt and available cash. The acquisition was approved by the audit committee of the Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the AMEX.

On May 10, 2005, the Board approved an amendment to the advisory services agreement to provide for the payment of a construction management fee to the Advisor for the management of rehabilitation and renovation projects at the Company’s properties. The fee, in the amount of 7.5%, will be paid on projects with construction costs in excess of $15,000 up to $10 million and 5% for costs in excess of $10 million. The fee will be paid on the total cost of such projects, excluding capital expense items and soft costs, including legal, architectural, design and collateral material service fees. The agreement is effective as of January 1, 2005. Construction management fees for projects ongoing from January 1, 2005 through March 31, 2005 would have amounted to approximately $67,000. No amounts related to the construction management fee have been accrued as of March 31, 2005.

The Company has an investment in the Mortgage Fund, which is an affiliate of the Company, which it does not control. The investment, which is recorded on the equity method, is included in the Consolidated Balance Sheet, and the related equity in income of the Mortgage Fund is included as a component of net income in the Consolidated Statements of Operations.

10. PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited proforma information for the three months ended March 31, 2005 and 2004 is presented as if the acquisition of Westchester West during the first quarter of 2005 had occurred as of the beginning of each period. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

	Three months ended March 31,
	2005	2004

Revenue	$ 15,063,826	$ 10,664,282

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, and gain on transfer of property to Multifamily Venture	(3,327,785)	(1,747,021)

Loss	(2,083,006)	(1,415,796)

Preferred dividend	(1,675,200)	(1,675,213)

Loss available to common shareholders	$(3,785,206)	$(3,091,009)

Basic earnings per share:
Net loss available to common shareholders	$ (2.93)	$ (2.41)

Weighted average number of common shares outstanding	1,283,313	1,283,313

11. SUBSEQUENT EVENTS

On May 10, 2005, the Board approved an amendment to the advisory services agreement to provide for the payment of a construction management fee to the Advisor for the management of rehabilitation and renovation projects at the Company’s properties. The fee, in the amount of 7.5%, will be paid on projects with construction costs in excess of $15,000 up to $10 million and 5% for costs in excess of $10 million. The fee will be paid on the total cost of such projects, excluding capital expense items and soft costs, including legal, architectural, design and collateral material service fees. The agreement is effective as of January 1, 2005. Construction management fees for projects ongoing from January 1, 2005 through March 31, 2005 would have amounted to approximately $67,000. No amounts related to the construction management fee have been accrued as of March 31, 2005.

On May 10, 2005, the Board authorized the general partner of the Operating Partnership to distribute a quarterly distribution of $250,000 from its operating cash flows to common general and common limited partners, payable on May 15, 2005. On the same day, the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

You should read the following discussion in conjunction with the Company’s consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Form 8-K/A filed on May 3, 2005 for the significant acquisition of Westchester West, as well as the Forms 8-K filed on March 7, 2005 for the acquisition of Waters on Brompton and April 5, 2005 for the acquisition of Berkshires at Westchase.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes including changes to laws governing the taxation of real estate investment trusts (“REITs”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. The risks listed herein are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of May 16, 2005, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three months ended March 31, 2005 included the following:

•	On January 26, 2005, the Company closed on the financing of $16,125,000 of first mortgage debt on the Yorktowne property. The interest rate is fixed at 5.13% for a term of 10 years.

•

On February 15, 2005, the Company completed the acquisition of Westchester West Apartments in Silver Spring, Maryland from an affiliate for $39,250,000. The multifamily apartment community has 345 units. The Company also obtained first mortgage financing of $29,500,000 on the property at a fixed rate of interest of 5.03% for 10 years.

•

On March 1, 2005, the Company completed the acquisition of Waters on Brompton Apartments in Houston, Texas, from a third party for $14,400,000 pursuant to a winning bid at foreclosure auction. The multifamily apartment community has 362 units. The Company is currently seeking financing that, if obtained, would be collateralized by the property. The Company will operate the property under the name Berkshires on Brompton.

•

On March 30, 2005, the Company acquired Antilles Apartment Homes in Houston, Texas from a third party for $9,900,000. The multifamily apartment community has 324 units. The Company is currently seeking financing that, if obtained, would be collateralized by the property. The Company will operate the property under the name The Berkshires at Westchase.

To date, earnings from the Company’s investments in the Mortgage Funds have been a substantial component of the Company’s overall earnings. As expected, these investments have continued to liquidate at a steady rate and the Company continues to expect that their impact on earnings will diminish during the next year as only one of the original six mortgage funds remains. The Company expects that earnings from multifamily apartment community investments will continue to grow, both as a result of growth in the existing portfolio and as a result of acquisitions, including those acquisitions discussed herein. The Company expects the growth in real estate earnings to substantially make up for the drop in earnings from the investments in the Mortgage Funds and does not foresee the Company having any problems making distributions on its Series A 9% Cumulative Redeemable Preferred Stock.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

New Accounting Pronouncements

At their March 2005 meeting, the Emerging Issues Task Force ("EITF") reaffirmed its position regarding Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. Issue 04-5 addresses when it is appropriate for a general partner of a limited partnership to consolidate the activities of the limited partnership. The Task Force has concluded that the general partner of a limited partnership should consolidate a limited partnership unless, the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”  In addition, the Task Force has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. Issue 04-5 has not been finalized and no effective date has been announced. At this time, the Company does not anticipate that Issue 04-5 will have a material effect on the consolidated and combined results of the Company. The Company will evaluate its limited partnership activity when the EITF finalizes its guidance under Issue 04-5.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2005 and December 31, 2004, the Company had $15,534,239 and $31,913,045 of cash and cash equivalents, respectively.

	Three months ended March 31,
	2005	2004

Cash provided by operating activities	$ 2,577,524	$ 2,697,659
Cash used in investing activities	(62,438,790)	(35,072,053)
Cash provided by financing activities	43,482,459	14,445,536

During the three months ended March 31, 2005, cash decreased by $16,378,806. The main component of the overall decrease was $61,578,027 used in the investing activities of the Company. The activities relate mainly to the acquisition of multifamily apartment communities as well as the acquisition of partnership interests that own such communities and capital expenditures related to the rehabilitation of the Company’s properties. The acquisitions were partially offset by other investing activities, which included distributions from the Mortgage Funds. The investing activities were partially offset by an increase of approximately $43,482,459 provided by financing activities, principally from proceeds of new mortgage loans which were partially offset by payments of principal on existing mortgage loans and distributions to our preferred shareholders and the increase of approximately $1,716,762 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties, and debt repayments.

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

The Company plans to obtain mortgages on its Waters on Brompton and Berkshire at Westchase properties in the next quarter, which will provide the Company with additional liquidity.

The Company is actively pursuing new financing in the form of a line of credit in an amount up to $25 million. If successful, proceeds from the line of credit will be used to accelerate the property acquisitions and the funding of rehabilitation projects at the Company’s existing properties. The Company currently expects that repayment of any advances from a line would be funded by proceeds from conventional mortgages on the newly acquired properties and the potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects.

The Company’s mortgage debt on its Seasons of Laurel property is due in 2009, which includes the additional $20,378,000 of mortgage debt obtained in fiscal year 2003 that is coterminous with the first mortgage. Total long term obligations due in 2009 are $70,704,263, which the Company plans to pay through the refinancing of the respective property, although we cannot be certain that such financing will be available.

Capital Expenditures

The Company incurred $853,834 and $802,181 in recurring capital expenditures during the three months ended March 31, 2005 and 2004, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $851,889 and $1,548,653 in renovation related capital expenditures during the three months ended March 31, 2005 and 2004, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. The current cost estimate is now approximately $8,450,000, an increase of approximately 5% over the original cost estimate. As of March 31, 2005, the project is approximately 63% complete, approximately $4,780,000 of costs has been incurred to date and the project continues to be on track to meet the adjusted cost estimate. During 2004, the Company also completed construction on the new fitness center at Seasons of Laurel. The Company currently anticipates spending, and has budgeted, approximately $3,000,000 for continued renovations to the Seasons of Laurel property in 2005 in accordance with the renovation project currently in process.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project is expected to be approximately $1,455,000, or $5,775 per apartment unit, and is expected to be completed by August 2005. As of March 31, 2005, the project is approximately 35% complete, approximately $393,000 has been spent to date and the project is on track to meet the original cost estimate. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations. The Company currently anticipates spending, and has budgeted, approximately $850,000 in 2005 for continued spending on the project.

In addition to the washer and dryer program, the Company has renovated 27 apartment units at its Hannibal Grove property at a cost of approximately $540,000. These units were renovated as part of test programs to determine if the market would be willing to pay a premium for renovated apartment units. Management has evaluated the results of the test programs, including testing the potential to achieve specific rent premium levels. The Company is currently considering whether to move forward with the full property renovation project.

In May 2005, the Company authorized the interior renovation of 216 apartments units as well as significant renovation to the exterior siding and decks of its Yorktowne property. The interior renovation will include the replacement and upgrade of the kitchens, bathrooms and doors of each unit. The total cost of the project is currently estimated at approximately $3,500,000. As of March 31, 2005, construction on the project has not yet started. In approving the rehabilitation project, the Company believes the renovations will yield significant growth in rental rates and are required to maintain the its competitiveness in its sub-market.

Also in May 2005, the Company authorized the renovation of its newly acquired Berkshires on Brompton property. The renovations at the 362 unit property will include significant rehabilitation to the interior and exterior common areas as well as interior unit renovations. The total cost of the project is currently estimated at approximately $5,100,000, of which approximately $1,400,000, or $3,724 per unit, is for interior unit renovation.

The Company is currently evaluating renovation strategies at other properties in its portfolio, including the replacement of windows at three properties and the replacement of HVAC systems at another. Total preliminary cost estimates for these smaller scale rehabilitation projects range from $1,000,000 to $1,800,000 and the work is expected to start in mid-2005. As of March 31, 2005, the Company has not committed to these projects but believes there is sufficient economic benefit to implementing the programs and is prepared to move forward.

Acquisitions

On February 15, 2005, the Operating Partnership, through its newly formed and wholly owned subsidiary, BIR Westchester West, L.L.C., consummated the acquisition of 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership (collectively, the “Seller”). The Seller is an affiliate of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition was approved by the audit committee of the Board of Directors (the “Board”) of the Company, which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the American Stock Exchange. The purchase price and related closing costs were funded in part through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% for a term of ten years.

On March 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Brompton Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Waters on Brompton, a 362 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The Company will operate the property under the name Berkshires on Brompton. The acquisition was consummated pursuant to a winning bid placed on the property at foreclosure auction. The successful bid was $14,400,000 and was immediately paid from available cash. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchase Limited Partnership, completed the acquisition of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas, from Trivest Westpark L.P, (“Trivest”), the fee simple owner of the property. The Company will operate the property under the name The Berkshires at Westchase Apartments. Trivest is not an affiliate of the Company. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding shares of the 9% Cumulative Redeemable Preferred Stock, which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.

On May 10, 2005, the Board authorized the general partner of the Operating Partnership to distribute a quarterly distribution of $250,000 from its operating cash flows to common general and common limited partners, payable on May 15, 2005. On the same day, the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

Results of Operations and Financial Condition

During the quarter ended March 31, 2005, the Company’s portfolio increased from 18 to 21 properties (the “Total Property Portfolio”). As a result of significant changes in the Total Portfolio over time, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2005 and 2004 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

Net Operating Income (“NOI”) may fall within the definition of "non-GAAP financial measure" as stated in Item 10(e) of Regulation S-K promulgated by the SEC and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes NOI is a measures of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company's multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors.

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 8 properties acquired or placed in service on or prior to January 1, 2004 and owned through March 31, 2005. The Total Property Portfolio includes the effect of the additional multifamily apartment communities acquired after January 1, 2003.

	Same Property Portfolio				Total Property Portfolio
	Three months March 31,				Three months March 31,
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
Revenue:
Rental	$8,556,401	$ 8,304,763	251,638	3.03%	$13,692,514	$8,832,565	4,859,949	55.02%
Interest	15,711	7,956	7,755	97.47%	105,554	251,818	(146,264)	(55.08)%
Utility reimbursement	143,048	135,734	7,314	5.39%	214,698	135,734	78,964	58.18%
Other	339,836	298,467	41,369	13.86%	503,394	342,997	160,397	46.76%
Total revenue	9,054,996	8,746,920			14,516,160	9,563,114

Operating Expenses:
Operating	2,275,901	2,274,199	1,702	0.07%	3,756,976	2,457,112	1,299,864	52.90%
Maintenance	560,480	572,238	(11,758)	(2.05)%	913,011	594,686	318,325	53.53%
Real estate taxes	1,029,176	996,310	32,866	3.30%	1,624,609	1,073,682	550,927	51.31%
General and administrative	133,842	144,769	(10,927)	(7.55)%	867,662	349,134	518,528	148.52%
Management fees	355,190	340,903	14,287	4.19%	975,218	621,494	353,724	56.92%
Total operating expenses	4,354,589	4,328,419			8,137,476	5,096,108

Net Operating Income	4,700,407	4,418,501			6,378,684	4,467,006

Non-operating expenses:
Depreciation	2,730,403	2,432,484	297,919	12.25%	4,410,419	2,703,381	1,707,038	63.14%
Amortization of acquired in-place leases and tenant relationships	-	-	-	-	1,062,817	454,637	608,180	133.77%
Interest	2,709,266	2,612,390	96,876	3.71%	3,938,656	2,699,803	1,238,853	45.89%

Total non-operating expenses	5,439,669	5,044,874			9,411,892	5,857,821

Income (loss) before minority interest in properties, equity in loss of Multifamily Joint Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership and gain on transfer of property to Multifamily Joint Venture	$(739,262)	$ (626,373)			$(3,033,208)	$(1,390,815)

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004. (Same Property Portfolio).

Revenue

Revenue increased due mainly to the success of the ongoing rehabilitation project at the Seasons of Laurel property. Prior year decreases in rent reversed in the current quarter as newly renovated units continue to become available for lease at higher rent levels. Revenue increased approximately $192,000 at Season of Laurel while an increase in concessions, $188,000, was offset by a decrease in vacancies of $191,000. Walden Pond continues to experience a soft market and general lack of economic growth, which has prevented increases in rental rates and resulted in increased vacancies over the same period of the prior year. The St Marin/Karrington and The Gables Apartments are new additions to the Same Property Portfolio for the current reporting period. St Marin/Karrington rents increases period over period and results also benefited from a decrease in vacancies, which were partially offset by increased concession at the property. The Gables rents remained consistent in 2005 from the same period of 2004. Overall revenues at Gables decreased by approximately $50,000, which relates to an increase in vacancies at the property due mainly to record single family home sales in the surrounding market. Revenues at the remaining properties in the Same Property Portfolio decreased slightly from the same period of 2004 partially offsetting the increase described above.

Increases in interest, utility reimbursement and other revenue of approximately $56,000, or 12.8%, is primarily attributable to normal operating fluctuations that resulted in an increase in other revenue, consisting primarily of the various fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Overall operating expenses were consistent with the same period of 2004. Modest increases in utility costs were offset by savings in payroll and benefits and liability insurance. The Seasons of Laurel property contributed significantly to the utility increases as it experienced higher utility consumption in 2005 over the same period of 2004. Most of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property.

Maintenance expense decreased slightly by $11,758 in 2005 as compared to the same period of 2004 and is due mainly to reduced snow removal and landscaping costs in the comparable periods. Other recurring maintenance costs were consistent with the same period of 2004 as the Company continues to proactively maintain its properties to increase, and in some cases maintain, its occupancy rates and lower its vacancies and rental concession requirements.

Real estate taxes increased $32,866 in 2005 over 2004, and are primarily related to the escalation of property valuations for properties in the Same Property Portfolio. The Company continues to review increases in assessed values on its properties and will contest and seek arbitration on any increase in assessed value that it considers to be unreasonable. The Company currently expects the general trend in real estate taxes to continue upward as local and state governments persist in using real estate taxes to support decreased revenues.

General and administrative expenses decreased slightly by $10,927 and are related to normal operating fluctuations of the properties in the Same Property Portfolio.

Management fees of the Same Property Portfolio increased slightly based on the increased revenues of the Same Property Portfolio. The asset management fee rate of 0.40% of the fair market value of the properties in the portfolio remained constant period over period.

Non Operating Expenses

Depreciation expense of the Same Property Portfolio increased $297,919 due to related increases in the Same Property Portfolio fixed asset basis as compared to the comparable period of the prior year. The fixed asset additions were driven primarily by rehabilitation projects ongoing at the Seasons of Laurel property, and, to a lesser degree, the Hannibal Grove property and the renovation project completed at the Windward Lakes property in 2004.

Interest expense in 2005 increased $96,876 over 2004 for properties in the Same Property Portfolio. The increase is attributable mainly to the refinancing of mortgages on the Century, Dorsey’s and Hannibal Grove properties in November of 2004 at higher principal levels than the extinguished loans, which were partially offset by the reduced interest rates obtained on the increased level of debt.

Mortgage Debt to Fair Market Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of March 31, 2005, is as follows:

Mortgage Debt Summary

	$	Weighted Average Rate

Collateralized - Fixed Rate	$310,458,606	5.11%
Collateralized - Variable	3,289,263	4.29%
Total Debt Maturity Schedule as of March 31, 2005	$313,747,869	5.10%

Debt Maturity Summary
Year	$	% of Total
2005	$ 1,216,536	0.39%
2006	2,506,583	0.80%
2007	4,708,327	1.50%
2008	5,075,925	1.62%
2009	70,704,263	22.54%
Thereafter	229,536,235	73.15%
Total	$313,747,869	100.00%

The Company’s “Mortgage Debt-to-Fair Market Value of Real Estate Assets” as of March 31, 2005, is presented in the following table. Fair market value of real estate assets are based on management’s best estimate of current value for properties purchased in prior years or purchase price for properties acquired within the current year. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

The information regarding “Mortgage Debt-to-Fair Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry, including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multifamily apartment communities, net of accumulated depreciation. At March 31, 2005, the aggregate net book value of our real estate assets was $321,068,452.

Mortgage Debt-to-Fair Market Value of Real Estate Assets
as of March 31,

2005

Fair Market Value	$ 508,629,000

Mortgage Debt	$ 313,748,000

Loan-to-Value	61.69%

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

The Company’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of GAAP net loss to FFO for the three months ended March 31, 2005 and 2004:

	Three Months ended March 31,
	2005	2004
Net loss	$(1,788,429)	$ (1,059,590)

Add:
Depreciation of real property	3,530,852	1,998,050
Minority interest in Operating Partnership	-	-
Minority interest in properties	-	45,942
Amortization of acquired in-place leases and tenant relationships	1,062,817	454,637
Equity in loss of Multifamily Venture	43,174	-
Funds from operations of Multifamily Venture	97,382	-
Less:
Minority members share of Multifamily Venture funds
from operations	(49,390)	-
Minority interest in properties	(201,914)	-
Minority interest in properties share of funds from
operations	(60,204)	(81,184)
Funds from Operations	$2,634,288	$ 1,357,855

Environmental Issues

There are no recorded amounts resulting from environmental liabilities because there are no known contingencies with respect to environmental liabilities. The Company obtains environmental audits through various sources, including lender evaluations and acquisition due diligence, for each of its properties at various intervals throughout a property’s life. The Company has not been advised by any third party as to the existence of, nor has it identified on its own, any material liability for site restoration or other costs that may be incurred with respect to any of its properties.

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

The Company believes the multifamily sector will benefit from the ongoing economic recovery and favorable current demographic trends. While the apartment sector has experienced slower growth over the past four years due to rising unemployment and a significant renter migration to single family homes, a reversal of both trends is now expected to spur an apartment recovery. The economic recovery is generating increased job growth which typically translates into household formation and rising apartment occupancy. The Company feels, for single family homebuyers over the next several years, increasing housing costs and potentially higher interest rates may make purchases increasingly expensive and out of reach. In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the initial wave of echo boomers (age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of March 31, 2005.

Mortgage Debt, Including Current Portion Maturing In

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed Rate Debt	$1,179,826	$2,450,009	$4,649,242	$5,014,603	$70,639,835	$226,525,091	$310,458,606
Average Interest Rate	5.36%	5.25%	5.13%	5.13%	5.52%	4.86%
Variable Rate debt	$36,710	$56,574	$59,085	$61,322	$64,428	$3,011,144	$3,289,263
Average Interest Rate Variable	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%

The level of market rate interest risk remained relatively consistent from December 31, 2004 to March 31, 2005.

As of March 31, 2005, approximately 1% of the Company’s outstanding mortgage debt is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense as substantially all of the outstanding mortgage debt is at fixed interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On May 10, 2005, the Board approved an amendment to the advisory services agreement to provide for the payment of a construction management fee to the Advisor for the management of rehabilitation and renovation projects at the Company’s properties. The fee, in the amount of 7.5%, will be paid on projects with construction costs in excess of $15,000 up to $10 million and 5% for costs in excess of $10 million. The fee will be paid on the total cost of such projects, excluding capital expense items and soft costs, including legal, architectural, design and collateral material service fees. The agreement is effective as of January 1, 2005. Construction management fees for projects ongoing from January 1,

2005 through March 31, 2005 would have amounted to approximately $67,000. No amounts related to the construction management fee have been accrued as of March 31, 2005.

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

BERKSHIRE INCOME REALTY, INC.

May 16, 2005	/s/ David C. Quade
David C. Quade
President and Chief Financial Officer

May 16, 2005	/s/ Christopher M. Nichols
Christopher M. Nichols
Vice President and Principal Accounting Officer

