Form 10-Q
period 2005-06-30
BERKSHIRE INCOME REALTY INC
filed 2005-08-15
CIK 1178862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarter period ended		June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period		______________________________

Commission File number ____________001-31659_________________

Berkshire Income Realty, Inc.
(Exact name of registrant as specified in its charter)

Maryland				32-0024337
(State of other jurisdiction of incorporation or organization)				(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts				02108
(Address of principal executive offices)				(Zip code)

(Registrant’s telephone number, including area code)				(617) 523-7722

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

	Yes		No	X

There were 1,406,196 shares of Class B common stock outstanding as of August 14, 2005.

BERKSHIRE INCOME REALTY, INC.

TABLE OF CONTENTS

ITEM NO.		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:

	BERKSHIRE INCOME REALTY, INC.

	Consolidated Balance Sheets (unaudited) at June 30, 2005 and December 31, 2004------------	3

	Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2005 and 2004 --------------------------------------------------------------------------	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and six months ended June 30, 2005 and 2004----------------------------------------------	5

	Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the six months ended June 30, 2005 ---------- ----------------------------------------------------------------	6

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004 ---------------------------------------------------------------------------------------------------	7

	Notes to Consolidated Financial Statements (unaudited) -------------------------------------------	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
Item 4.	CONTROLS AND PROCEDURES	37

PART II	OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

Item 6.	EXHIBITS	38

PART I. Financial Information

Item 1. Consolidated Financial Statements:

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Multifamily apartment communities, net of accumulated depreciation of $114,818,527 and $113,953,842, respectively	$ 320,948,996	$ 260,554,434
Cash and cash equivalents	19,704,527	31,913,045
Cash restricted for tenant security deposits	1,379,012	1,217,517
Cash held in escrow	21,450,876	-
Replacement reserve escrow	1,764,986	2,157,952
Prepaid expenses and other assets	6,532,613	8,190,739
Investment in Mortgage Funds	6,875,461	10,167,693
Investment in Multifamily Venture	2,133,378	2,274,500
Acquired in place leases and tenant relationships, net of accumulated amortization of $3,805,437 and $1,722,428, respectively	1,315,042	2,152,840
Deferred expenses, net of accumulated amortization of $456,381 and $325,338, respectively	2,503,598	2,476,779

Total assets	$ 384,608,489	$ 321,105,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$ 300,179,604	$ 268,716,955
Revolving credit facility-affiliate	16,000,000	-
Due to affiliates	1,967,689	1,862,822
Dividend and distributions payable	837,607	1,087,607
Accrued expenses and other liabilities	7,275,045	7,312,054
Tenant security deposits	1,742,330	1,468,397

Total liabilities	328,002,275	280,447,835

Commitments and contingencies	-	-

Minority interest in properties	7,654,434	7,422,481

Minority interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized; 1,406,196 and 1,283,313 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	14,062	12,833
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2005 and December 31, 2004 respectively	-	-
Accumulated Deficit	(21,273,112)	(36,988,480)

Total stockholders’ equity	48,951,780	33,235,183

Total liabilities and stockholders’ equity	$ 384,608,489	$ 321,105,499

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Rental	$14,761,159	$ 8,365,265	$27,712,358	$16,534,009
Interest	68,690	233,926	172,616	485,252
Utility reimbursement	210,959	119,507	411,597	245,373
Other	583,314	307,211	1,022,627	606,686
Total revenue	15,624,122	9,025,909	29,319,198	17,871,320

Expenses:
Operating	3,680,750	2,121,564	7,278,095	4,403,503
Maintenance	1,260,111	677,385	2,117,831	1,215,670
Real estate taxes	1,704,384	1,003,677	3,217,918	1,975,986
General and administrative	1,023,264	348,617	1,873,731	679,792
Management fees	1,003,648	625,044	1,948,127	1,218,248
Depreciation	4,833,016	2,554,143	9,015,409	5,085,627
Interest	4,205,369	2,575,194	7,968,953	5,095,629
Loss on sale of securities	-	163,630	-	163,630
Amortization of acquired in-place leases and tenant relationships	1,016,570	318,300	2,079,387	772,937
Total expenses	18,727,112	10,387,554	35,499,451	20,611,022

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(3,102,990)	(1,361,645)	(6,180,253)	(2,739,702)

Minority interest in properties	(138,978)	(62,868)	62,936	(108,810)

Equity in loss of Multifamily Venture	(199)	(102,674)	(43,373)	(102,674)

Equity in income of Mortgage Funds	68,118	887,404	1,154,158	1,264,571

Minority common interest in Operating Partnership	(244,025)	(488,050)	(244,025)	(488,050)

Loss from continuing operations	(3,418,074)	(1,127,833)	(5,250,557)	(2,174,665)

Discontinued operations:
Income (loss) from discontinued operations	(1,157,867)	26,896	(1,113,813)	14,138
Gain on disposition of real estate asset	25,257,837	-	25,257,837	-
Income from discontinued operations	24,099,970	26,896	24,144,024	14,138

Gain on transfer of assets to Multifamily Venture	-	232,704	-	232,704

Net income (loss)	$20,681,896	$ (868,233)	$18,893,467	$ (1,927,823)

Preferred dividend	(1,675,199)	(1,675,202)	(3,350,399)	(3,350,415)

Net income (loss) available to common shareholders	$19,006,697	$ (2,543,435)	$15,543,068	$ (5,278,238)

Loss from continuing operations per common share, basic and diluted	$ (2.63)	$ (0.88)	$ (4.07)	$ (1.69)

Income from discontinued operations per common share, basic and diluted	$ 18.56	$ 0.02	$ 18.70	$ 0.01
Net income (loss) per common share, basic and diluted	$ 14.64	$ (1.98)	$ 12.04	$ (4.11)
Weighted average number of common shares outstanding	1,298,167	1,283,313	1,290,781	1,283,313

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Comprehensive income (loss):

Net income (loss)	$ 20,681,896	$ (868,233)	$ 18,893,467	$ (1,927,823)

Other comprehensive income (loss):

Unrealized gain (loss) on available for sale securities	-	(15,881)	-	14,229

Comprehensive income (loss)	$ 20,681,896	$ (884,114)	$ 18,893,467	$ (1,913,594)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2004	2,978,110	$70,210,830	1,283,313	$ 12,833	$ (36,988,480)	-	$ 33,235,183

Issuance of common stock	-	-	122,883	1,229	288,775	-	290,004

Net income	-	-	-	-	18,893,467	-	18,893,467

Distributions to common shareholders	-	-	-	-	(5,975)	-	(5,975)

Distributions to minority owners/partners	-	-	-	-	(110,500)	-	(110,500)

Distributions to preferred shareholders	-	-	-	-	(3,350,399)	-	(3,350,399)

Balance at June 30, 2005	2,978,110	$70,210,830	1,406,196	$ 14,062	$ (21,273,112)	-	$ 48,951,780

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 18,893,467	$ (1,927,823)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Amortization of deferred financing costs	175,320	148,643
Amortization of acquired in-place leases and tenant relationships	2,079,387	772,937
Depreciation	9,475,934	5,442,969
Loss on the extinguishment of debt	206,769	-
Loss on available for sale securities	-	163,630
Minority interest in properties	(263,630)	108,810
Accretion of Mortgage Funds	(558,488)	(435,357)
Equity in loss of Multifamily Venture	43,373	102,674
Gain on transfer of assets to Multifamily Venture	-	(232,704)
Minority common interest in Operating Partnership	244,025	488,050
Gain on disposition of real estate assets	(25,257,837)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	112,438	240,345
Prepaid expenses and other assets	792,517	286,292
Due to/from affiliates	104,867	(171,637)
Accrued expenses and other liabilities	723,318	188,624
Net cash provided by operating activities	6,771,460	5,175,453

Cash flows from investing activities:
Capital improvements	(8,659,169)	(4,848,564)
Acquisition of multifamily apartment communities	(32,537,414)	(33,057,228)
Acquisition of real estate limited partnership interests	(39,614,714)	-
Proceeds received from transfer of property to Multifamily Venture	-	3,831,728
Purchase of available for sale securities	-	(224,661)
Deposits to replacement reserve	(273,366)	(232,815)
Withdrawals from replacement reserve	666,332	173,053
Earnest money deposits on acquisitions	(150,000)	-
Distributions from investment in Multifamily Venture	136,707	150,201
Contributions to investment in Multifamily Venture	(38,958)	(387,436)
Cash shortfall distribution from Multifamily Venture	-	379,527
Distributions from investment in Mortgage Funds	3,850,720	4,674,090
Acquisition of in-place leases and tenant relationships	(512,993)	(643,450)
Net cash used in investing activities	(77,132,855)	(30,185,555)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,025,728)	(1,187,509)
Borrowings from revolving credit facility – affiliate	16,000,000	-
Borrowings from mortgage notes payable	45,625,000	17,400,000
Deferred financing costs	(408,908)	(212,264)
Good faith deposits on mortgages	1,137,825	-
Issuance of common stock	290,004	-
Contributions from holder of minority interest in properties	705,583	-
Distributions paid to tax authority on behalf of partners	(110,500)	(108,810)
Distributions to minority interest in properties	(210,000)	-
Distributions on common operating partnership units	(500,000)	(500,000)
Distributions to preferred shareholders	(3,350,399)	(3,350,415)
Net cash provided by financing activities	58,152,877	12,041,002

Net decrease in cash and cash equivalents	(12,208,518)	(12,969,100)
Cash and cash equivalents at beginning of period	31,913,045	42,145,947
Cash and cash equivalents at end of period	$ 19,704,527	$ 29,176,847

Supplemental disclosure:
Cash paid for interest	$10,076,233	$ 6,179,464

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared and payable to preferred shareholders	$ 837,607	$ 837,607
Distribution declared and payable to common shareholders	-	250,000
Transfer of Marina Mile property to Multifamily Venture	-	23,190,670
Transfer of Marina Mile mortgage notes payable to Multifamily Venture	-	17,400,000
Transfer of Marina Mile other assets and liabilities to Multifamily Venture, net	-	103,507
Capital improvements included in accrued expenses and other liabilities	228,389	46,106

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the six months ended June 30,
Acquisition of real estate limited partnership interests:	2005	2004

Assets purchased -
Cash restricted for tenant security deposits	$ (137,722)	$ -
Replacement reserve escrows	-	-
Prepaid expenses and other assets	(122,216)	-
Acquired in place leases and tenant relationships	(732,219)	-
Multifamily apartment communities	(38,948,802)	-
Liabilities assumed -
Mortgage notes payable	-	-
Accounts payable and accrued expenses	188,523	-
Tenant security deposits	137,722	-

Net cash used for acquisition of real estate limited partnership interests	$ (39,614,714)	$ -

Sale of real estate:

Gross selling price	$ 34,725,000	$ -
Payoff of mortgage note payable	(13,136,623)	-
Cost of sale	(137,501)	-
Cash held in escrow	(21,450,876)	-

Cash flows from sale of real estate assets	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was organized on July 19, 2002. The Company is engaged primarily in the business of acquiring, owning, operating, and rehabilitating multifamily apartment communities. As of June 30, 2005, the Company owned, or had an interest in, 23 multifamily apartment communities consisting of a total of 6,801 apartment units.

Discussion of acquisitions for the six months ended June 30, 2005

On February 15, 2005, Berkshire Income Realty – OP, L.P. (the “Operating Partnership), and its newly formed and wholly owned subsidiary, BIR Westchester West, L.L.C., consummated the acquisition of 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership (collectively, the “Seller”). The Seller is an affiliate of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition, which was undertaken in an effort to invest available funds and to increase the number of properties in the Company’s portfolio, was approved by the Audit Committee of the Board of Directors (the “Board”) of the Company, which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the American Stock Exchange (“AMEX”). The purchase price and related closing costs were funded through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% and matures on March 1, 2015.

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

The transaction was complete and the purchase price allocation is final as of June 30, 2005. There are no contingent payments, options or commitments outstanding associated with the acquisition and the results of operations for Westchester West have been reflected in the consolidated results of the Company for the period February 15, 2005 to June 30, 2005.

The Company also acquired three additional properties in the six month period ended June 30, 2005. Each of the three separate acquisitions have been deemed individually insignificant by the Company. The total aggregated purchase price cost of the properties amounted to $32,500,000. Specific details for each acquisition are presented as follows:

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

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchase Limited Partnership, completed the acquisition of 100% of the fee simple interest of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The Company will operate the property under the name The Berkshires at Westchase Apartments. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash.

On May 31, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR-Charlotte I, LLC, consummated the acquisition of 100% of the fee simple interest of Riverbirch Apartments, a 210 unit multifamily apartment community located in Charlotte, North Carolina, from an unaffiliated third party. The acquisition was consummated pursuant to a bid placed at the May 16, 2005 foreclosure auction of the property. The bid of $8,200,000 was declared the winning bid on May 26, 2005, after a mandatory 10 day waiting period during which the seller is required to accept incrementally higher bids (5%) from other interested parties, as required by North Carolina law. A deposit on the purchase price was paid at the time the bid was accepted, and the balance of the acquisition cost was paid on May 31, 2005 at the closing on the property. Both payments were made from available cash.

Discussion of dispositions for the six months ended June 30, 2005

On June 22, 2005, the Operating Partnership completed the sale of 100% of the fee simple interest of Windward Lakes Apartments (“Windward Lakes”), a 276-unit multifamily apartment community located in Pompano, Florida, to an unaffiliated third party for a sale price of $34,725,000. The sale price, which was subject to normal operating pro rations, was received immediately in cash. The operating results of Windward Lakes have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Discussion of accounting policies – Sale of Real Estate

The Company considers real estate assets held for sale upon the approval of a sale by management, the execution of a purchase and sale agreement and the satisfaction and resolution of significant contingencies related to the transaction. The satisfaction of the conditions are often complete at the time of closing on the sale of the property.

Pursuant to Financial Accounting Standard 66 (“FAS 66”), “Accounting for Sales of Real Estate”, the Company recognizes profit on real estate transactions by the full accrual method when the promulgated criteria of the FAS 66 have been met for the transaction. Specifically, the Company recognizes profit by the full accrual method of accounting on the sale of real estate when a sale is consummated, usually at closing, the buyer has paid for the property, the Company’s receivable from the transaction, if any, is not subject to future subordination and the Company has transferred the usual risk and rewards of ownership to the buyer and does not continue to have a substantial involvement with the property.

New Accounting Pronouncements

On June 1, 2005, The Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement No, 154 addresses the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principle be included in the net income of the period of the change the cumulative effect of changing to the new accounting principles. The FASB believes that Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. Statement 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005, but early application is permitted for fiscal years beginning after June 1, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. The Company currently expects to adopt the provisions of the statement at the earliest date provided for therein.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-5 as of January 1, 2006. The Company has assessed its investments in unconsolidated real estate joint ventures and has determined that EITF 04-5 will not have an impact on its financial condition or results of operations.

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

2. MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30,	December 31,
	2005	2004
Land	$ 43,999,209	$ 39,105,352
Buildings, improvements and personal property	391,768,314	335,402,924

Multifamily apartment communities	435,767,523	374,508,276
Accumulated depreciation	(114,818,527)	(113,953,842)

Multifamily apartment communities, net	$ 320,948,996	$260,554,434

The Company allocates the acquisition cost of real estate to land, building, tenant relationships and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized to expense over the initial terms of the respective leases and 24 months, respectively.

The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2005 acquisitions as of the acquisition dates, which are included on the Company’s June 30, 2005 consolidated balance sheet:

Property	Multifamily Apartment Communities	Acquired In-Place Leases	Tenant relationships	Total booked at acquisition date

Westchester West	$38,948,802	$576,586	$155,633	$39,681,021
Berkshires on Brompton	14,445,819	155,980	68,221	14,670,020
Berkshires at Westchase	9,824,095	130,709	68,751	10,023,555
Riverbirch	8,267,500	56,760	32,572	8,356,832
Total	$71,486,216	$920,035	$325,177	$72,731,428

3. DISCONTINUED OPERATIONS

On June 22, 2005, the Operating Partnership completed the sale of 100% of the fee simple interest of Windward Lakes. As of June 30, 2005, the assets and liabilities related to the sale of the Windward Lakes property have been removed from the accounts of the Company pursuant to the recording of the sale of the property. The net proceeds from the sale of Windward Lakes, in the amount of $21,450,876, were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company reinvested the proceeds from the sale of Windward Lakes in the acquisition of Lakeridge Apartments, on which the Company closed on July 1, 2005. The funds have been presented as cash held in escrow in the consolidated balance sheet as of June 30, 2005.

The results of operations from the Windward Lakes property have been presented as results from discontinued operations in the statement of operations for the three and six months ended June 30, 2005. The results of operations for the three and six months ended June 30, 2004 have been restated to reflect the comparative results of operations of the Windward Lakes property as discontinued operations pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Rental	$ 681,374	$690,937	$ 1,422,690	$1,354,759
Interest	79	267	1,707	760
Utility reimbursement	10,216	8,146	24,276	18,013
Other	69,614	46,156	133,693	89,678
Total revenue	761,283	745,506	1,582,366	1,463,210

Expenses:
Operating	194,468	183,625	354,077	358,798
Maintenance	41,512	47,580	96,803	103,981
Real estate taxes	102,299	73,447	213,374	174,820
General and administrative	20,657	20,448	37,853	38,407
Management fees	32,633	28,818	63,372	57,107
Depreciation	232,499	185,445	460,525	357,343
Loss on early extinguishment of debt	1,121,055	-	1,121,055	-
Interest	174,027	179,247	349,120	358,616
Total expenses	1,919,150	718,610	2,696,179	1,449,072

Income (loss) from discontinued operations	$(1,157,867)	$ 26,896	$(1,113,813)	$ 14,138

4. INVESTMENT IN MORTGAGE FUNDS

The Company’s investments in the Mortgage Funds are presented in the following table. As of June 30, 2005, five of the Mortgage Funds have liquidated as the underlying loans within the funds were retired and the related proceeds were distributed to the funds’ shareholders. The table presents the nominal ownership as of the dates set forth below:

Mortgage Fund	Original Nominal Ownership	Liquidation Date	June 30, 2005 Nominal Ownership	December 31, 2004 Nominal Ownership

GIT I	30.76%	11/23/2004	0%	0%
GIT II	28.81%	n/a	28.81%	28.81%
KIP	29.66%	9/9/2004	0%	0%
KIP III	28.63%	9/30/2004	0%	0%

The summarized balance sheets of the Company’s investment in the GIT II Mortgage Fund are as follows:

	June 30, 2005	December 31, 2004
ASSETS

Mortgage investments	$23,058,794	$ 35,424,756
Cash and cash equivalents	3,517,285	4,187,417
Other assets	265,927	601,815

Total assets	$26,842,006	$ 40,213,988

Liabilities	$ 263,864	$ 218,671
Shareholders’ equity	26,578,142	39,995,317

Total liabilities and shareholders’ equity	$26,842,006	$ 40,213,988

Company’s share of equity	$7,657,163	$ 11,522,651
Basis differential (1)	(781,702)	(1,354,958)

Carrying value of the Company’s investment in Mortgage Funds	$6,875,461	$ 10,167,693

(1) - This amount represents the difference between the Company’s investment in the Mortgage Funds (fair value)

and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of certain of the Mortgage Funds for which the acquisition price was less than the underlying equity in the book value of the net assets of such Mortgage Funds. The basis differential is being amortized over the remaining life of the underlying mortgages.

The summarized statements of operations of each individually significant investment in the Mortgage Funds and the combined investment in the Mortgage Funds are as follows:

	Three months ended June 30, 2005 GIT II	Six months ended June 30, 2005 GIT II

Revenue	$ 423,044	$ 2,702,796

Expenses	282,930	635,216

Net income	$ 140,114	$ 2,067,580

Company’s share of net income	40,367	595,670
Amortization of basis differential	27,751	558,488

Equity in income of Mortgage Funds	$ 68,118	$ 1,154,158

Three months ended June 30, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenue	$762,752	$1,654,600	$2,417,352

Expenses	296,074	234,206	530,280

Net income	$466,678	$1,420,394	$1,887,072

Company’s share of net income	134,450	420,804	555,254
Amortization of basis differential	83,608	248,542	332,150
Equity in income of Mortgage Funds	$218,058	$ 669,346	$ 887,404

Six months ended June 30, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenue	$1,663,602	$2,377,696	$4,041,298

Expenses	648,121	564,320	1,212,441

Net income	$1,015,481	$1,813,376	$2,828,857

Company’s share of net income	292,560	536,654	829,214
Amortization of basis differential	167,216	268,141	435,357
Equity in income of Mortgage Funds	$ 459,776	$ 804,795	$1,264,571

5. INVESTMENT IN MULTIFAMILY VENTURE

Effective May 1, 2004, the Company consummated the Limited Liability Company Agreement of JV Marina Mile (“Multifamily Venture”) with a partner, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the ownership of Berkshire at Marina Mile Apartments. Under the terms of the Multifamily Venture agreement governing the entity, the partner contributed, in cash, 65% of the total venture equity in exchange for a 65% interest in the Multifamily Venture. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the Multifamily Venture and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to the effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the venture partner. The Operating Partnership is the managing member of the Multifamily Venture. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R as the Multifamily Venture partner retains a majority control over the Multifamily Venture through the decision-making authority granted in the agreement consistent with its economic interests; therefore, the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment.

The summarized balance sheets of the Multifamily Venture are as follows:

ASSETS	June 30, 2005	December 31, 2004
Multifamily apartment communities, net	$ 22,724,988	$ 23,215,432
Cash and cash equivalents	683,884	494,376
Other assets	763,086	542,285
Total assets	$ 24,171,958	$ 24,252,093

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$ 17,400,000	$ 17,400,000
Other liabilities	578,727	353,522
Owners’ equity	6,193,251	6,498,571
Total liabilities and owners’ equity	$ 24,171,958	$ 24,252,093

Company’s share of equity	$ 2,167,638	$ 2,274,500

Differential (1)	$ (34,260)	$ 0

Carrying value of the Company’s investment in Multifamily Venture	$ 2,133,378	$ 2,274,500

(1) - This amount represents the difference between the Company’s share of equity in the Multifamily Venture at the 35% ownership interest and the carrying value of the Company’s investment in the Multifamily Venture. The difference is related to preferential distributions paid to the Company under the terms of the Multifamily Venture.

The summarized statement of operations of the Multifamily Venture for the three months ended June 30, 2005 is as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Revenue	$901,594	$1,794,240

Expenses	902,159	1,918,161

Net loss	$ (565)	$(123,921)

Equity in loss of Multifamily Venture	$ (199)	$ (43,373)

Three and Six months ended
June 30, 2004 *
Revenue	$1,273,976

Expenses	1,775,134

Net loss	(501,158)
Net loss included in consolidated results	207,805

Net loss attributable to investment	$(293,353)

Equity in loss of Multifamily Venture	$(102,674)

* Revenue and expenses are the same for the three and six months ended June 30, 2004 as the consummation of the Multifamily Venture occurred during the second quarter of 2004.

To the extent that the Company contributes assets to the Multifamily Venture, the Company’s investment in the Multifamily Venture is recorded at the Company’s cost basis in the assets which were contributed to the Multifamily Venture. To the extent that the Company’s cost basis is different than the basis reflected at the Multifamily Venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the Multifamily Venture. In accordance with the provisions of SOP 78-9, the Company recognizes gains on the contribution of real estate to multifamily ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

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

6. MORTGAGE NOTES PAYABLE

On January 26, 2005, the Company, through its wholly owned subsidiary, BIR Yorktowne, L.L.C., executed a non-recourse mortgage note payable on Yorktowne for $16,125,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.13% for a term of 10 years. The note is interest only for two years and matures on February 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On February 15, 2005, the Company, through its wholly owned subsidiary, BIR Westchester West, L.L.C., executed a non-recourse mortgage note payable on Westchester West for $29,500,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.03% for a term of 10 years. The note is interest only for two years and matures on March 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

7. REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through arms-length negotiations and were approved by the Audit Committee of the Board of the Company, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and AMEX. As of June 30, 2005, outstanding borrowings under the facility amounted to $16,000,000 at an interest rate of 8.11%.

8. STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares of the Company which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the six months ended June 30, 2005 and 2004, the Company declared aggregate dividends of $3,350,399 and $3,350,415, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2005 and December 31, 2004.

On May 10, 2005, the Board authorized the general partner of the Operating Partnership to distribute a quarterly distribution of $250,000 from its operating cash flows to common general and common limited partners, payable on May 16, 2005. On the same day, the Board also declared a common dividend of $.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

The Company’s policy to provide for distributions is based on available cash and Board approval.

On June 20, 2005, the Company issued and sold an aggregate of 122,883 shares of its Class B Common Stock (the “Stock”) to individuals deemed to be executive officers of the Company for an aggregate purchase price of $290,004, paid in cash, in a transaction made in compliance with Rule 506 promulgated under the Securities Act of 1933, as amended (the “Act”), and therefore exempt from the registration requirements of Section 5 of the Act.

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

On May 25, 2005, the Company locked interest rates on $6,500,000 of first mortgage debt to be collateralized by Berkshires at Westchase Apartments. As a condition of the financing, the lender required a guarantee of $2,215,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to two percent of the committed loan amount, or $130,000. The Company closed on the financing on July 22, 2005. The good faith deposit will be refunded to the Company no later than 90 days from the date of closing.

On July 1, 2005 and July 8, 2005, the Company locked interest rates on $13,130,000 and $12,520,000 of first mortgage debt to be collateralized by the Lakeridge Apartments property. As a condition of the financing, the lender required a guarantee of $1,444,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period. Under the terms of the rate lock agreements, the Company was required to make a good faith deposits equal to two percent of the committed loan amounts, or a total of $513,000. The Company closed on the financings on July 8, 2005 and August 1, 2005, respectively. The good faith deposits will be refunded to the Company no later than 90 days from the respective dates of closing.

On July 13, 2005, the Company locked interest rates on $6,400,000 of first mortgage debt to be collateralized by Berkshires on Brompton Apartments. As a condition of the financing, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to two percent of the committed loan amount, or $128,000. The Company closed on the financing on July 22, 2005. The good faith deposit will be refunded to the Company no later than 90 days from the date of closing.

10. MINORITY INTERESTS

Minority Interests in Properties

Three of the Company’s properties, Dorsey’s Forge Apartments, Hannibal Grove Apartments and Century II Apartments, are owned with a third party who was given certain rights when the properties where acquired. Among those rights is the right to require the Company to use good faith efforts to sell the properties. This right exists for a 180-day period beginning on April 27, 2005. There have been no communications between the third party and the Company regarding the third party’s intentions concerning this right. We believe that if the third party exercised this right on one or more of these properties, it would be willing to allow the Company to retain the properties and instead accept a cash payment from the Company equal to what it would have received in an arm’s-length sale, if the Company decided to make such a proposal to the third party. The Company’s interest in each of Dorsey’s Forge and Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%. At June 30, 2005, the Company estimates the total value of the third party’s interest in these properties at approximately $5,500,000.

Effective September 24, 2004, the Company consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unrelated third party, whereby each of the parties to the agreement will participate, on a pro rata basis, in the economic benefits of the venture. Under the terms of the limited liability company agreement, the Company will own a 58% interest as the managing member and ERI will own the remaining 42% interest. The Company evaluated its investment in JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R. Therefore the Company accounted for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements based on its controlling interest in the subsidiary.

Minority Interest in Operating Partnership

The following table sets forth the calculation of minority interest in the Operating Partnership at June 30:

	2005	2004
Net income (loss)	$18,893,467	$ (1,927,823)
Add:
Minority common interest in Operating Partnership	244,025	488,050
Income (loss) before minority interest in Operating Partnership	19,137,492	(1,439,773)
Preferred dividend	(3,350,399)	(3,350,415)
Income (loss) available to common equity	15,787,093	(4,790,188)
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$15,409,781	$(4,675,703)

In the quarter ended June 30, 2005, the Operating Partnership accrued net income. The net income was not sufficient to create positive basis in the Operating Partnership and therefore no allocation was made to the minority common interest in Operating Partnership at June 30, 2005 and 2004, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority interest in the Operating Partnership:

	Minority Common Interest in Operating Partnership	Company’s Interest in Operating Partnership	Total Common Owners’ Deficit

Balance at December 31, 2004	$ (37,882,862)	$ 907,215	$(36,975,647)

Common interest in Operating Partnership	15,409,781	377,312	15,787,093
Distributions to common interest Operating Partnership	(244,025)	(5,975)	(250,000)

Balance at June 30, 2005 (1)	$ (22,717,106)	$1,278,552	$(21,438,554)

(1) Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of June 30, 2005 and December 31, 2004, respectively, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005 and 2004, the Company paid acquisition fees to its affiliate, Berkshire Property Advisors, LLC (the “Advisor’), on the following acquisitions:

Acquisition	2005	2004

Westchester West	$ 392,500	$ -
Berkshires on Brompton	144,000	-
Berkshires at Westchase	99,000	-
Riverbirch	82,000	-
Laurel Woods	-	52,500
Bear Creek	-	49,000
Total	$ 717,500	$ 101,500

The respective acquisition fees have been paid pursuant to the advisory services agreement between the Company and the Advisor, and have been capitalized and included in multifamily apartment communities in the accompanying Consolidated Balance Sheets.

Amounts accrued or paid to the Company’s affiliates for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Property management fees	$ 627,297	$ 373,709	$ 1,193,532	$ 734,280
Expense reimbursements	54,060	65,153	108,918	110,483
Salary reimbursements	1,684,808	990,724	3,241,369	2,017,089
Asset management fees	408,984	280,153	817,967	541,076
Acquisition fees	82,000	-	717,500	101,500
Construction Management fees	329,860	-	329,860	-

Total	$ 3,187,009	$1,709,739	$ 6,409,146	$ 3,504,428

Expense reimbursements due to affiliates of $2,616,178 and $3,046,064 are included in Due to affiliates at June 30, 2005 and December 31, 2004, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $648,489 and $1,183,242 are included in Due to affiliates at June 30, 2005 and December 31, 2004, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,967,689 and $1,862,822 at June 30, 2005 and December 31, 2004, respectively, represent intercompany development fees and shared services.

In addition to the fees listed above, the Multifamily Venture paid the Advisor a property management fee of $33,692 and $18,285 for the three months ended June 30, 2005 and 2004, respectively, and $67,050 and $18,285 for the six months ended June 30, 2005 and 2004, respectively, relating to its management of the Berkshires at Marina Mile property. The Multifamily Venture also paid the Advisor a construction management fee of $1,667 and $32,125 for the three months ended June 30, 2005 and 2004, respectively, and $1,667 and $73,993 for the six months ended June 30, 2005 and 2004, respectively, relating to its management of ongoing rehabilitation project at the Berkshires at Marina Mile property.

On February 15, 2005, the Company purchased 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, located in Silver Spring, Maryland, from an affiliate of the Company for $39,250,000 funded with first mortgage debt and available cash. The acquisition was approved by the Audit Committee of the Board of the Company, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the AMEX.

On May 10, 2005, the Audit Committee of the Board of the Company approved an amendment to the advisory services agreement to provide for the payment of a construction management fee to the Advisor for the management of rehabilitation and renovation projects at the Company’s properties. The fee, in the amount of 7.5% will be paid on projects with construction costs in excess of $15,000 up to $10,000,000 and 5% for costs in excess of $10,000,000. The fee will be paid on the total cost of such projects, excluding capital expense items and soft costs, including legal, architectural, design and collateral material service fees. The agreement is effective as of January 1, 2005. Construction management fees for projects ongoing from January 1, 2005 through June 30, 2005 totaled $329,860 and have been capitalized as a component of basis of the property undergoing the rehabilitation project.

On June 30, 2005, the Company executed a financing arrangement in the form of a revolving credit facility in the amount of $20,000,000 from an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. As of June 30, 2005, a total of $16,000,000 has been advanced from the revolving credit facility and remains outstanding. The Company incurred fees of approximately $160,000 related to the borrowings during the period ended June 30, 2005.

The Company has an investment in the Mortgage Fund, which is an affiliate of the Company, which it does not control. The investment, which is recorded on the equity method, is included in the Consolidated Balance Sheet, and the related equity in income of the Mortgage Fund is included as a component of net income in the Consolidated Statements of Operations.

12. PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited proforma information for the three and six months ended June 30, 2005 and 2004 is presented as if all individually significant acquisitions during the first six months of 2005 had occurred as of the beginning of each period. For the six months ended June 30, 2005, only the acquisition of Westchester West has been deemed significant and is therefore included in the proforma information presented. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue	$15,624,122	$10,127,077	$29,805,766	$20,073,655

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(3,102,990)	(1,717,851)	(6,310,437)	(3,452,114)

Loss from continuing operations	(3,418,074)	(1,484,039)	(5,380,741)	(2,887,077)

Discontinued operations
Net income (loss) from operations	(1,157,867)	26,896	(1,113,813)	14,138
Gain on disposition of real estate assets	25,257,837	-	25,257,837	-
Net income from discontinued operations	24,099,970	26,896	24,144,024	14,138

Gain on transfer of assets to Multifamily Venture	-	232,704	-	232,704

Net income (loss)	20,681,896	(1,224,439)	18,763,283	(2,640,235)

Preferred dividend	(1,675,199)	(1,675,202)	(3,350,399)	(3,350,415)

Income (loss) available to common shareholders	$19,006,697	$(2,899,641)	$15,412,884	$(5,990,650)

Basic and diluted earnings per share:

Loss from continuing operations	$(2.63)	$(1.16)	$(4.17)	$(2.25)

Net income from discontinued operations	$18.56	$0.02	$18.70	$0.01

Income (loss) available to common shareholders	$14.64	$(2.26)	$11.94	$(4.67)

Weighted average number of common shares outstanding	1,298,167	1,283,313	1,290,781	1,283,313

13. SUBSEQUENT EVENTS

On May 25, 2005, the Company locked interest rates on $6,500,000 of first mortgage debt to be collateralized by Berkshires at Westchase Apartments. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to two percent of the committed loan amount, or $130,000. The Company closed on the financing on July 22, 2005.

On July 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR-Lakeridge, LLC, consummated the acquisition of 100% of the fee simple interest of Lake Ridge Apartments, a 282 unit multifamily apartment community located in Hampton, Virginia, from an unaffiliated third party. The purchase price of $34,344,000 was paid from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and borrowings under the revolving credit facility available from an affiliate of the Company. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

On July 1, 2005 and July 8, 2005, the Company locked interest rates on $13,130,000 and $12,520,000 of first mortgage debt to be collateralized by the Lakeridge Apartments property. Under the terms of the rate lock agreements, the Company was required to make a good faith deposits equal to two percent of the committed loan amounts, or a total of $513,000. The Company closed on the financing on July 8, 2005 and August 1, 2005, respectively.

On July 13, 2005, the Company locked interest rates on $6,400,000 of first mortgage debt to be collateralized by Berkshires on Brompton Apartments. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to two percent of the committed loan amount, or $128,000. The Company closed on the financing on July 22, 2005.

On August 3, 2005, the operating partnership of the Company, Berkshire Income Realty – OP, L.P., entered into a purchase and sale agreement (“the Agreement”) to purchase 100% of the fee simple interest of Savannah at Citrus Park Apartments, a 264 unit multifamily apartment community located in Tampa, Florida, from SCP Apartments, L.L.C. and Madison-Clinton-Tampa, L.L.C. (collectively, the “Seller”). The Seller is an unaffiliated third party. The purchase price is $27,520,000, and is subject to normal operating prorations, apportionments and adjustments as provided for in the Agreement. Additionally, the cash portion of the purchase price shall be reduced by the $15,720,000 principal balance of the existing first mortgage loan (the “Existing Loan”) to be assumed by the Company, subject to the obtaining of all necessary approvals from the lender under the Existing Loan. The remaining balance of the purchase price will be paid from available cash.

On August 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute a quarterly distribution of $250,000 from its operating cash flows to common general and common limited partners, payable on August 15, 2005. On the same day, the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

The Company is preparing to enter into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BMVF”), an affiliate of the Advisor. Under the terms of the agreement and the related limited partnership agreement, the Company will invest up to $25,000,000, or 10%, of the total capital of the partnership. The fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation.

Under the terms of the BMVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) The Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-six months. (2) The Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended, (“1031 Exchanges”) without limit. Further, management has identified a limited number of specific investment opportunities, which it may acquire during the next six months, without restriction. Management has evaluated these restrictions and believes that they will not materially impact the Company. Management believes, as of the date of the subscription agreement, the Company has invested substantially all of its available capital and, due to the Company’s ability to do 1031 Exchanges with existing properties, will not be significantly restricted in its ability to appropriately manage its investments. The Company expects to enter into the agreement in August 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the Company’s consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Quarterly Report on Form 10-Q for the quarter period ended March 31, 2005, Form 8-K/A filed on May 3, 2005 for the significant acquisition of Westchester West, Form 8-K filed on June 28, 2005 for the significant disposition of Windward Lakes, Form 8-K filed on July 7, 2005 for the significant acquisition of Lakeridge Apartments as well as the Forms 8-K filed on March 7, 2005 for the acquisition of Waters on Brompton, April 5, 2005 for the acquisition of Berkshires at Westchase, and June 28, 2005 for the acquisition of Riverbirch Apartments.

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

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of August 15, 2005, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six months ended June 30, 2005 included the following:

•	On January 26, 2005, the Company closed on the financing of $16,125,000 of first mortgage debt on the Yorktowne property. The interest rate is fixed at 5.13% for a term of 10 years.

•

On February 15, 2005, the Company completed the acquisition of Westchester West Apartments in Silver Spring, Maryland from an affiliate for $39,250,000. The multifamily apartment community has 345 units. The Company also obtained first mortgage financing of $29,500,000 on the property at a fixed rate of interest of 5.03% for a term of 10 years.

•

On March 1, 2005, the Company completed the acquisition of Waters on Brompton Apartments in Houston, Texas, from a third party for $14,400,000 pursuant to a winning bid at foreclosure auction. The multifamily apartment community has 362 units. On July 22, 2005, the Company closed on financing that is collateralized by the property. The Company will operate the property under the name Berkshires on Brompton.

•

On March 30, 2005, the Company completed the acquisition of Antilles Apartment Homes in Houston, Texas from a third party for $9,900,000. The multifamily apartment community has 324 units. On July 22, 2005, the Company closed on financing that is collateralized by the property. The Company will operate the property under the name The Berkshires at Westchase.

•

On May 31, 2005, the Company completed the acquisition of Riverbirch Apartments in Charlotte, North Carolina, from a third party for $8,200,000 pursuant to a winning bid at foreclosure auction. The multifamily apartment community has 210 units. The Company is currently seeking financing that, if obtained, would be collateralized by the property.

•

On June 20, 2005, the Registrant issued and sold an aggregate of 122,883 shares of its Class B Common Stock to individuals deemed to be executive officers of the Company for an aggregate purchase price of $290,004, paid in cash, in a transaction made in compliance with Rule 506 promulgated under the Securities Act of 1933, as amended, and therefore exempt from the registration requirements of Section 5 of the Act.

•

On June 22, 2005, the Company completed the sale of Windward Lakes Apartments in Pompano, Florida to a third party for $34,725,000. Pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, the Company reinvested the proceeds from the sale of Windward Lakes in the acquisition of Lake Ridge Apartments, a 282 unit multifamily apartment community located in Hampton, Virginia. The acquisition, from a third party for $34,344,000, was completed on July 1, 2005.

•

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility, in the amount of $20,000,000, was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The facility has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through arms-length negotiations and were approved by the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the American Stock Exchange (“AMEX”).

Since the inception of the Company, earnings from the Company’s investments in the Mortgage Funds have been a substantial component of the Company’s overall earnings. As expected, these investments have continued to liquidate and the Company currently to expect that the impact on earnings will terminate by the end of the year as only one of the original six Mortgage Funds remains. The Company expects that earnings from multifamily apartment community investments will continue to grow, both as a result of growth in the existing portfolio and as a result of acquisitions, including those acquisitions discussed herein. The Company expects the growth in real estate earnings to substantially make up for the drop in earnings from the investments in the Mortgage Funds and foresees the Company having the ability to make distributions on its Series A 9% Cumulative Redeemable Preferred Stock.

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

New Accounting Pronouncements

On June 1, 2005, The Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement No, 154 addresses the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principle be included in the net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB believes that Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. Statement 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005, but early application is permitted for fiscal years beginning after June 1, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. The Company currently expects to adopt the provisions of the statement at the earliest date provided for therein.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5 should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership, should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-5 as of January 1, 2006. The Company has assessed its investments in unconsolidated real estate joint ventures and has determined that EITF 04-5 will not have an impact on its financial condition or results of operations.

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2005 and December 31, 2004, the Company had $19,704,527 and $31,913,045 of cash and cash equivalents, respectively.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Cash provided by operating activities	$4,193,936	$2,477,794	$6,771,460	$ 5,175,453
Cash used in investing activities	(14,694,065)	4,886,498	(77,132,855)	(30,185,555)
Cash provided by financing activities	14,670,418	(2,404,534)	58,152,877	12,041,002

During the six months ended June 30, 2005, cash decreased by $12,208,518. The main component of the overall decrease was $77,132,855 used in the investing activities of the Company. The activities relate mainly to the acquisition of multifamily apartment communities as well as the acquisition of partnership interests that own such communities and capital expenditures related to the rehabilitation of the Company’s properties. The acquisitions were partially offset by other investing activities, which included distributions from the Mortgage Funds and the sale of the Windward Lakes property. The investing activities were partially offset by an increase of approximately $58,152,877 provided by financing activities, principally from proceeds of new mortgage loans which were partially offset by the prepayment of the outstanding balance of the Windward Lakes mortgage, including a prepayment penalty of approximately $900,000, payments of principal on existing mortgage loans and distributions to our preferred shareholders and an increase of approximately $6,771,460 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties, debt repayment and investment in the affiliated Berkshire Multifamily Value Fund. (See page 21 for additional information).

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities, cash distributions from its investments, including the Company’s investments in the Mortgage Funds and Multifamily Ventures, and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.

The Company intends to meet its long-term liquidity requirements through distributions of principal from its investments in the Multifamily Ventures, property debt financing and refinancing, and, to a lesser degree, advances from the revolving credit facility. The Company may seek to expand its purchasing power through the use of joint venture relationships with other companies. Management has not concluded that the sale of any additional properties in the Company’s portfolio, as of June 30, 2005, would be beneficial strategically or otherwise, although we cannot be certain that no such dispositions will actually occur as was the case with the Windward Lakes property on June 22, 2005.

The Company has obtained mortgage financing on the Berkshires at Westchase, Berkshires on Brompton and Lake Ridge properties and is currently pursuing financing on the Riverbirch and Bear Creek properties. The Company currently anticipates closing on all the committed financings as well as the pending financings in the third quarter of 2005, which will provide the Company with additional liquidity.

On June 30, 2005, the Company closed on a new credit facility in the form of a $20,000,000 revolving credit agreement. The financing was obtained from an affiliate of the Board, was based on arms-length negotiations and was approved by the Audit Committee of the Company, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and AMEX. Concurrently with the closing, the Company borrowed $16,000,000. The proceeds from the borrowing were used to fund the July 1, 2005 acquisition of Lake Ridge Apartments as well as ongoing rehabilitation projects at certain of the Company’s existing properties. The Company repaid the advance from the credit facility outstanding as of June 30, 2005 in the third quarter. The Company currently expects that repayment of future advances from the credit facility, if any, will be funded by proceeds from conventional mortgages on newly acquired properties and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties.

The Company’s mortgage debt on its Seasons of Laurel property is due in 2009, which includes the additional $20,378,000 of mortgage debt obtained in fiscal year 2003 that is coterminous with the first mortgage. Total long term obligations due in 2009 are $70,453,143, which the Company plans to pay through the refinancing of the respective property, although we cannot be certain that such financing will be available.

Capital Expenditures

The Company incurred $4,072,031 and $1,824,628 in recurring capital expenditures during the six months ended June 30, 2005 and 2004, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $4,587,138 and $3,023,936 in renovation related capital expenditures during the six months ended June 30, 2005 and 2004, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees paid to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. The current cost estimate is now approximately $8,450,000, an increase of approximately 5% over the original cost estimate. As of June 30, 2005, the project is approximately 66% complete, approximately $5,061,000 of costs has been incurred to date and the project continues to be on track to meet the adjusted cost estimate. During 2004, the Company also completed construction on the new fitness center at Seasons of Laurel. The Company currently anticipates spending, and has budgeted, approximately $3,000,000 for continued renovations to the Seasons of Laurel property in 2005 in accordance with the renovation project currently in process. The Company currently anticipates completion of the project to occur by June 30, 2006.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit. As of June 30, 2005, the project is approximately 43% complete, approximately $393,000 has been spent to date and the project is tracking to meet original cost estimates. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations. The Company currently anticipates spending, and has budgeted, approximately $850,000 in 2005 for continued spending on the project.

In addition to the washer and dryer program, the Company has renovated 37 apartment units at its Hannibal Grove property at a total cost of approximately $740,000. These units were renovated as part of test programs to determine if the market would be willing to pay premiums for renovated apartment units. Management has evaluated the results of the initial test program, including the potential to achieve specific rent premium levels and has decided to conduct additional tests in an attempt to achieve higher returns. The Company is waiting for the results of the additional testing before moving forward with the full property renovation project.

In May 2005, the Company authorized the interior renovation of 216 apartment units as well as significant renovation to the exterior siding and decks of its Yorktowne property. The interior renovation includes the replacement and upgrade of the kitchens, bathrooms and doors of each unit. The total cost of the project is currently estimated at approximately $3,500,000. As of June 30, 2005, the interior renovation project has been started and is approximately 18% complete, approximately $454,000 has been spent to date and the project is substantially on track to meet original cost estimates. The Company believes the renovations will yield significant growth in rental rates and must be undertaking in order to maintain its competitiveness in its sub-market.

Also in May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362 unit property will include significant rehabilitation to the interior and exterior common areas as well as interior unit renovations. The total cost of the project is currently estimated at approximately $5,100,000, of which approximately $1,400,000, or $3,724 per unit, is slated for interior unit renovation. The Company will test the interior rehabilitation plan on 50 units, at a cost of approximately $6,300 per unit or $315,000, to determine that the financial returns estimated in the plan are reasonable. Pending successful financial returns from the 50 unit test, the Company will move forward with the renovation of the remaining 312 units.

Other properties undergoing limited scope renovation projects include the Trellis at Lee’s Mill and the Countryplace I & II properties where a window replacement program is ongoing, the Century property where a HVAC unit replacement project is under way and Dorsey’s Forge where a in-unit washer and dryer hookup test is being conducted. The projects, which have a preliminary total estimated aggregate cost of approximately $1,800,000, have had approximately 15% of the individual units completed.

The Company continually evaluates its renovation strategies at all properties in the portfolio. As of June 30, 2005, the Company has not committed to any significant new rehabilitation projects.

Acquisitions

On February 15, 2005, the Operating Partnership, through its newly formed and wholly owned subsidiary, BIR Westchester West, L.L.C., consummated the acquisition of 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership (collectively, the “Seller”). The Seller is an affiliate of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition was approved by the Audit Committee of the Board, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and AMEX. The purchase price and related closing costs were funded in part through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% for a term of ten years.

On March 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Brompton Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Waters on Brompton, a 362 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The Company will operate the property under the name Berkshires on Brompton. The acquisition was consummated pursuant to a winning bid placed on the property at foreclosure auction. The successful bid was $14,400,000 and was immediately paid from available cash. On July 22, 2005, the Company closed on financing that is collateralized by the property.

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchase Limited Partnership, consummated the acquisition of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas, from Trivest Westpark L.P (“Trivest”), the fee simple owner of the property. The Company will operate the property under the name The Berkshires at Westchase Apartments. Trivest is not an affiliate of the Company. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash. On July 22, 2005, the Company closed on financing that is collateralized by the property.

On May 31, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR-Charlotte I, LLC, consummated the acquisition of 100% of the fee simple interest of Riverbirch Apartments, a 210 unit multifamily apartment community located in Charlotte, North Carolina, from an unaffiliated third party. The acquisition was consummated pursuant to a bid placed at the May 16, 2005 foreclosure auction of the property. The bid of $8,200,000 was declared the winning bid on May 26, 2005, after a mandatory 10 day waiting period during which the seller is required to accept incrementally higher bids (5%) from other interested parties, as required by North Carolina law. A deposit on the purchase price was paid at the time the bid was accepted, and the balance of the acquisition cost was paid on May 31, 2005 at the closing on the property. Both payments were made from available cash.

On August 3, 2005, the operating partnership of the Company, Berkshire Income Realty – OP, L.P., entered into a purchase and sale agreement (“the Agreement”) to purchase 100% of the fee simple interest of Savannah at Citrus Park Apartments, a 264 unit multifamily apartment community located in Tampa, Florida, from SCP Apartments, L.L.C. and Madison-Clinton-Tampa, L.L.C. (collectively, the “Seller”). The Seller is an unaffiliated third party. The purchase price is $27,520,000, and is subject to normal operating prorations, apportionments and adjustments as provided for in the Agreement. Additionally, the cash portion of the purchase price shall be reduced by the $15,720,000 principal balance of the existing first mortgage loan (the “Existing Loan”) to be assumed by the Company, subject to the obtaining of all necessary approvals from the lender under the Existing Loan. The remaining balance of the purchase price will be paid from available cash.

The Company is preparing to enter into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BMVF”), an affiliate of the Advisor. Under the terms of the agreement and the related limited partnership agreement, the Company will invest up to $25,000,000, or 10%, of the total capital of the partnership. The fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation.

Under the terms of the BMVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) The Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-six months. (2) The Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of

1986, as amended, (“1031 Exchanges”) without limit. Further, management has identified a limited number of specific investment opportunities, which it may acquire during the next six months, without restriction. Management has evaluated these restrictions and believes that they will not materially impact the Company. Management believes, as of the date of the subscription agreement, the Company has invested substantially all of its available capital and, due to the Company’s ability to do 1031 Exchanges with existing properties, will not be significantly restricted in its ability to appropriately manage its investments. The Company expects to enter into the agreement in August 2005.

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

On August 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute a quarterly distribution of $250,000 from its operating cash flows to common general and common limited partners, payable on August 15, 2005. On the same day, the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

Results of Operations and Financial Condition

During the six months ended June 30, 2005, the Company’s portfolio increased from 18 to 23 properties (the “Total Property Portfolio”). As a result of significant changes in the Total Portfolio over time, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and six months ended June 30, 2005 and 2004 reflects changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

Net Operating Income (“NOI”) may fall within the definition of "non-GAAP financial measure" as stated in Item 10(e) of Regulation S-K promulgated by the SEC and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company's multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors.

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 7 properties acquired or placed in service on or prior to January 1, 2004 and owned through June 30, 2005. The Total Property Portfolio includes the effect of the additional multifamily apartment communities acquired after January 1, 2004.

	Same Property Portfolio				Total Property Portfolio
	Three months ended June 30,				Three months ended June 30,
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
Revenue:
Rental	$8,178,915	$7,719,134	$459,781	5.96%	$14,761,159	$ 8,365,265	$ 6,395,894	76.46%
Interest	1,870	1,548	322	20.80%	68,690	233,926	(165,236)	(70.64)%
Utility reimbursement	131,731	108,827	22,904	21.05%	210,959	119,507	91,452	76.52%
Other	338,342	271,507	66,835	24.62%	583,314	307,211	276,103	89.87%
Total revenue	8,650,858	8,101,016	549,842	6.79%	15,624,122	9,025,909	6,598,213	73.10%

Operating Expenses:
Operating	1,881,715	1,823,952	57,763	3.17%	3,680,750	2,121,564	1,559,186	73.49%
Maintenance	661,834	635,034	26,800	4.22%	1,260,111	677,385	582,726	86.03%
Real estate taxes	921,669	888,660	33,009	3.71%	1,704,384	1,003,677	700,707	69.81%
General and administrative	123,626	107,737	15,889	14.75%	1,023,264	348,617	674,647	193.52%
Management fees	330,701	314,949	15,752	5.00%	1,003,648	625,044	378,604	60.57%
Total operating expenses	3,919,545	3,770,332	149,213	3.96%	8,672,157	4,776,287	3,895,870	81.57%

Net Operating Income	4,731,313	4,330,684	400,629	9.25%	6,951,965	4,249,622	2,702,343	63.59%

Non-operating expenses:
Depreciation	2,549,814	2,420,711	129,103	5.33%	4,833,016	2,554,143	2,278,873	89.22%
Interest	2,556,174	2,424,179	131,995	5.44%	4,205,369	2,575,194	1,630,175	63.30%
Loss on sale of securities	-	-	-	-	-	163,630	(163,630)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	-	-	-	-	1,016,570	318,300	698,270	219.37%

Total non-operating expenses	5,105,988	4,844,890	261,098	5.39%	10,054,955	5,611,267	4,443,688	79.19%

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	$ (374,675)	$ (514,206)	$139,531	27.14%	$ (3,102,990)	$(1,361,645)	$(1,741,345)	(127.89)%

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004. (Same Property Portfolio).

Revenue

Rental revenue of the Same Property Portfolio increased slightly in the three month period ended June 30, 2005 as compared to the same three month period of the prior year. The increase is mainly the net result of opposing trends of which the contributions from the positive trends outpaced and effectively offset the results of negative factors. Positive trends include the ongoing property rehabilitation efforts at certain properties in the Same Property Portfolio. The property rehabilitation projects continue to have a positive impact on revenues. As the Company updates apartment units at select properties with new kitchen and bathrooms and/or in-unit laundry equipment management has been able to bring units back to market at notable rental premiums over pre-rehabilitation levels. Also contributing to the positive results is the effects of general rent increases across the Same Property Portfolio as well as stable occupancy levels in the Mid-Atlantic market. The Houston market continues to experience softness with declining rental revenues related to decreases in occupancy at two of the three properties in the Southwest market. Occupancy in the Company’s Houston market continues to be below expectations due mainly to the continued popularity of single family home purchases which continue to benefit from low interest rates and the over supply of apartment units in the sub-market. Management anticipates that rising interest rates will begin to dilute the popularity of home purchases and stabilize occupancy rates.

Increases in interest, utility reimbursement and other miscellaneous revenue is primarily attributable to normal operating fluctuations for the comparative reporting periods. Miscellaneous revenues consist primarily of the various fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Overall operating expenses increased as compared to the same period of 2004. Modest increases in utility costs were offset by savings in payroll and benefits and property liability insurance. The Seasons of Laurel property contributed significantly to the utility increases as electric industry was deregulated in the market and sharp rate increases resulted. The rate increases were effective in mid 2004 and the resulting cost increases have been borne by the Company as the property does not currently pass thru utilities to its tenants. A majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property.

Maintenance expense increased slightly in 2005 as compared to the same period a year ago and is due mainly to increases in landscaping and other normal maintenance activities. Other recurring maintenance costs were consistent with the same period of 2004. Management believes that the proactive maintenance of its multifamily apartment communities is effective in maintaining, and in some cases increasing its occupancy levels and facilitates the reduction of vacancy and rental concessions required to operate the properties at desired occupancy levels

Real estate taxes increased for the three month period ended June 30, 2005 from the comparable period of 2004. The increase is due mainly to the continued escalation of assessed property valuations for assets in the Same Property Portfolio. The Company continues to monitor increases in assessed values on its properties and will contest and seek arbitration on any increase in assessed value that it considers to be unreasonable. The Company currently expects the upward trend in real estate taxes to continue as local and state governments continue to rely on real estate taxes as an important revenue stream.

General and administrative expenses increased slightly for the three month period ended June 30, 2005. The nominal increase is due mainly to software upgrades and other normal operating fluctuations experienced at the properties in the Same Property Portfolio.

Management fees of the Same Property Portfolio, which include property management and asset management fees increased slightly in the current comparable period based on increased revenues and fair market values of the Same

Property Portfolio. Property management fees are assessed on the revenue stream of the managed properties. Asset management fees are assessed at a rate of 0.40% of the fair market value of the properties in the portfolio. The contractual rate of 0.40% remained constant period over period.

Non Operating Expenses

Depreciation expense of the Same Property Portfolio increased for the three months ended June 30, 2005 as compared to the same period of the prior year. The increased expense is a result of additions to the basis of fixed assets in the portfolio. The additions were driven primarily by rehabilitation projects ongoing at the various properties, and, to a lesser degree, normal capital spending activities.

Interest expense for the three months ended June 30, 2005 increased over the comparable period of 2004. The increase is attributable to the refinancing of three property mortgages at incrementally higher principal levels than the related paid-off loans, which were partially offset by the reduced interest rates obtained on the new debt.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 7 properties acquired or placed in service on or prior to January 1, 2004 and owned through June 30, 2005. The Total Property Portfolio includes the effect of the additional multifamily apartment communities acquired after January 1, 2004.

	Same Property Portfolio				Total Property Portfolio
	Six months ended June 30,				Six months ended June 30,
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
Revenue:
Rental	$15,994,000	$15,360,076	$633,924	4.13%	$27,712,358	$16,534,009	$11,178,349	67.61%
Interest	15,952	9,011	6,941	77.03%	172,616	485,252	(312,636)	(64.43)%
Utility reimbursement	260,718	234,694	26,024	11.09%	411,597	245,373	166,224	67.74%
Other	614,099	526,451	87,648	16.65%	1,022,627	606,686	415,941	68.56%
Total revenue	16,884,769	16,130,232	754,537	4.68%	29,319,198	17,871,320	11,447,878	64.06%

Operating Expenses:
Operating	3,997,986	3,922,978	75,008	1.91%	7,278,095	4,403,503	2,874,592	65.28%
Maintenance	1,167,024	1,150,871	16,153	1.40%	2,117,831	1,215,670	902,161	74.21%
Real estate taxes	1,839,770	1,783,597	56,173	3.15%	3,217,918	1,975,986	1,241,932	62.85%
General and administrative	240,273	234,546	5,727	2.44%	1,873,731	679,792	1,193,939	175.63%
Management fees	655,151	627,563	27,588	4.40%	1,948,127	1,218,248	729,879	59.91%
Total operating expenses	7,900,204	7,719,555	180,649	2.34%	16,435,702	9,493,199	6,942,503	73.13%

Net Operating Income	8,984,565	8,410,677	573,888	6.82%	12,883,496	8,378,121	4,505,375	53.78%

Non-operating expenses:
Depreciation	5,052,191	4,681,297	370,894	7.92%	9,015,409	5,085,627	3,929,782	77.27%
Interest	5,090,367	4,857,201	233,166	4.80%	7,968,953	5,095,629	2,873,324	56.39%
Loss on sale of securities	-	-	-	-	-	163,630	(163,630)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	-	-	-	-	2,079,387	772,937	1,306,450	169.02%

Total non-operating expenses	10,142,558	9,538,498	604,060	6.33%	19,063,749	11,117,823	7,945,926	71.47%

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	$ (1,157,993)	$ (1,127,821)	$ (30,172)	(2.68)%	$(6,180,253)	$(2,739,702)	$(3,440,551)	(125.58)%

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004. (Same Property Portfolio).

Revenue

Rental revenue of the Same Property Portfolio increased slightly in the six month period ended June 30, 2005 as compared to the same six month period of 2004. The increase is mainly the net result of opposing trends of which the contributions from the positive trends outpaced and effectively offset the results of negative factors. Positive trends include the ongoing property rehabilitation efforts at certain properties in the Same Property Portfolio. The property rehabilitation projects continue to have a positive impact on revenues. As the Company updates apartment units at select properties with new kitchen and bathrooms and/or in-unit laundry equipment management has been able to bring units back to market at notable rental premiums over pre-rehabilitation levels. Also contributing to the positive results is the effects of general rent increases across the Same Property Portfolio as well as stable occupancy levels in the Mid-Atlantic market. The Houston market continues to experience softness with declining rental revenues related to decreases in occupancy at two of the three properties in the Southwest market. Occupancy in the Company’s Houston market continues to be below expectations due mainly to the continued popularity of single family home purchases which continue to benefit from low interest rates and the over supply of apartment units in the sub-market. Management anticipates that rising interest rates will begin to dilute the popularity of home purchases and stabilize occupancy rates.

Increases in interest, utility reimbursement and other miscellaneous revenue is primarily attributable to normal operating fluctuations for the comparative reporting periods. Miscellaneous revenues consist primarily of the various fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Overall operating expenses increased as compared to the same period of 2004. Modest increases in utility costs were offset by savings in payroll and benefits and property liability insurance. The Seasons of Laurel property contributed significantly to the utility increases as electric industry was deregulated in the market and sharp rate increases resulted. The rate increases were effective in mid 2004 and the resulting cost increases have been borne by the Company as the property does not currently pass thru utilities to its tenants. A majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property.

Maintenance expense increased slightly in 2005 as compared to the same period a year ago. The increase is due mainly to increases in landscaping and other normal maintenance activities. Other recurring maintenance costs were consistent with the same period of 2004. Management believes that the proactive maintenance of its multifamily apartment communities is an effective method of maintaining, and in some cases increasing its occupancy levels and facilitates the reduction of vacancy and rental concessions required to operate the properties at desired occupancy levels

Real estate taxes increased for the six month period ended June 30, 2005 from the comparable period of 2004. The increase is due mainly to the continued escalation of assessed property valuations for assets in the Same Property Portfolio. The Company continues to monitor increases in assessed values on its properties and will contest and seek arbitration on any increase in assessed value that it considers to be unreasonable. The Company currently expects the upward trend in real estate taxes to continue as local and state governments continue to rely on real estate taxes as an important revenue stream.

General and administrative expenses increased slightly for the six month period ended June 30, 2005. The nominal increase is due mainly to property operations software upgrades and other normal operating fluctuations experienced at the properties in the Same Property Portfolio.

Management fees of the Same Property Portfolio, which include property management and asset management fees increased slightly in the current comparable period based on increased revenues and fair market values of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the managed properties. Asset management fees are assessed at a rate of 0.40% of the fair market value of the properties in the portfolio. The contractual rate of 0.40% remained constant period over period.

Non Operating Expenses

Depreciation expense of the Same Property Portfolio increased for the six months ended June 30, 2005 as compared to the same period of the prior year. The increased expense is a result of additions to the basis of fixed assets in the portfolio. The additions were driven primarily by rehabilitation projects ongoing at the various properties, and, to a lesser degree, normal capital spending activities.

Interest expense for the six months ended June 30, 2005 increased over the comparable period of 2004. The increase is attributable to the refinancing of three property mortgages at incrementally higher principal levels than the related paid-off loans, which were partially offset by the reduced interest rates obtained on the new debt.

Debt to Fair Market Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of June 30, 2005, is as follows:

Debt Summary

	$	Weighted Average Rate

Collateralized – Fixed Rate	$296,902,129	5.11%
Collateralized - Variable	3,277,475	5.17%
Non-collateralized - Variable	16,000,000	8.11%
Total Debt as of June 30, 2005	$316,179,604	5.26%

Debt Maturity Summary
Year	$	% of Total
2005	$ 675,064	0.21%
2006	18,289,922	5.78%
2007	4,480,715	1.42%
2008	4,838,571	1.53%
2009	70,453,143	22.28%
Thereafter	217,442,189	68.78%
Total	$316,179,604	100.00%

The Company’s “Debt-to-Fair Market Value of Real Estate Assets” as of June 30, 2005, is presented in the following table. Fair market value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

The information regarding “Debt-to-Fair Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry, including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multifamily apartment communities, net of accumulated depreciation. At June 30, 2005, the aggregate net book value of our real estate assets was $320,948,996.

Debt-to-Fair Market Value of Real Estate Assets
as of June 30,2005

Fair Market Value -Estimated by management	$491,261,000

Debt	$316,179,604

Loan-to-Value	64.36%

The debt-to-fair market value of real estate assets includes outstanding borrowings of $16,000,000 under the revolving credit facility. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio. As of June 30, 2005, the Company is compliance with the covenants of the revolving credit facility.

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

The following table presents a reconciliation of GAAP net income (loss) to FFO for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$20,681,896	$ (868,233)	$18,893,467	$(1,927,823)
Add:
Depreciation of real property	4,765,361	2,384,985	8,102,886	4,383,035
Depreciation included in results of discontinued operations	196,193	-	389,520	-
Minority interest in Operating Partnership	244,025	488,050	244,025	488,050
Minority interest in properties	138,978	-	-	-
Amortization of acquired in-place leases and tenant relationships	1,016,570	318,300	2,079,387	772,937
Equity in loss of Multifamily Venture	199	-	43,373	-
Funds from operations of Multifamily Venture	84,008	-	181,390	-
Less:
Minority interest in properties	-	-	(62,936)	-
Minority interest in properties share of funds from operations	(455,878)	-	(565,472)	-
Gain on transfer of property to Multifamily Venture	-	(232,704)	-	(232,704)
Gain on disposition of real estate assets	(25,257,837)	-	(25,257,837)	-

Funds from Operations	$ 1,413,515	$ 2,090,398	$ 4,047,803	$ 3,483,495

Environmental Issues

There are no recorded amounts resulting from environmental liabilities because there are no known contingencies with respect to environmental liabilities. The Company obtains environmental audits through various sources, including lender evaluations and acquisition due diligence, for each of its properties at various intervals throughout a property’s useful life. The Company has not been advised by any third party as to the existence of, nor has it identified on its own, any material liability for site restoration or other costs that may be incurred with respect to any of its properties.

Inflation and Economic Conditions

Substantially all of the leases at the Company’s properties are for a term of one year or less, which enables the Company to seek increased rents for new leases or upon renewal of existing leases. These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly. Certain properties are subject to regulations that require lease periods of two years, which management deems as having minimal effect on the overall inflation risk to the Company.

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

The Company’s mortgage notes and revolving credit facility are primarily fixed rate instruments; therefore, the majority of the Company’s debt is not sensitive to changes in the capital market except upon maturity. The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations.

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable and revolving credit facility as of June 30, 2005.

Mortgage Debt, Including Current Portion Maturing In
	2005	2006	2007	2008	2009	Thereafter	Total

Fixed Rate Debt	$660,765	$ 2,241,808	$4,430,016	$4,785,621	$70,396,876	$214,387,043	$296,902,129
Average Interest Rate	5.38%	5.27%	5.13%	5.13%	5.52%	4.80%
Variable Rate Debt	$ 14,299	$16,048,114	$ 50,699	$ 52,950	$ 56,267	$ 3,055,146	$19,277,475
Average Interest Rate Variable	5.17%	8.10%	5.17%	5.17%	5.17%	5.17%

The level of market interest rate risk remained relatively consistent from December 31, 2004 to June 30, 2005.

As of June 30, 2005, approximately 6% of the Company’s outstanding debt, which includes $16,000,000 outstanding on the revolving credit facility, is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense as substantially all of the outstanding mortgage debt is at fixed interest rates.

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2005, the Registrant issued and sold an aggregate of 122,883 shares of its Class B Common Stock (the “Stock”) to individuals deemed to be executive officers of the Registrant for an aggregate purchase price of approximately $290,000, paid in cash, in a transaction made in compliance with Rule 506 promulgated under the Securities Act of 1933, as amended (the “Act”), and therefore exempt from the registration requirements of Section 5 of the Act. The exemption was available with respect to the sale and issuance of the Stock due to the limited number of purchasers of the Stock and their status as accredited investors.

ITEM 6.	EXHIBITS

10.1

Purchase and Sale Agreement between Berkshire Income Realty – OP, L.P. and Lake Ridge

Apartments, LLC dated May 24, 2005. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 31, 2005).

10.2

Purchase and Sale Agreement between McNab KC 3 Limited Partnership and Bay Pompano

Beach, LLC dated May 26, 2005. (Incorporated by reference to Exhibit No. 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 31, 2005).

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

BERKSHIRE INCOME REALTY, INC.

August 15, 2005	/s/ David C. Quade

David C. Quade
President, Chief Financial Officer and

Principal Executive Officer

August 15, 2005	/s/ Christopher M. Nichols

Christopher M. Nichols
Vice President and Principal Accounting Officer