Form 10-Q
period 2005-09-30
BERKSHIRE INCOME REALTY INC
filed 2005-11-15
CIK 1178862

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 001-316659

Berkshire Income Realty, Inc.

Internal Revenue Service – Employer Identification No. 32-0024337

One Beacon Street, Boston, Massachusetts 02108

(617) 523-7722

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [	]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes[	]	No [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ X ]	No [	]

There were 1,406,196 shares of Class B common stock outstanding as of November 12, 2005.

	BERKSHIRE INCOME REALTY, INC.

	TABLE OF CONTENTS
ITEM NO.		PAGE NO.

PART I	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS:

	BERKSHIRE INCOME REALTY, INC.

	Consolidated Balance Sheets (unaudited) at September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations (unaudited) for the three months and nine months
	ended September 30, 2005 and 2004	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three
	months and nine months ended September 30, 2005 and 2004	5

	Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the nine
	months ended September 30, 2005	6

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended
	September 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

Item 4.	CONTROLS AND PROCEDURES	39

PART II	OTHER INFORMATION

Item 6.	EXHIBITS	40

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $120,501,433 and $113,953,842, respectively	$355,654,603	$260,554,434
Cash and cash equivalents	23,088,348	31,913,045
Cash restricted for tenant security deposits	1,425,572	1,217,517
Replacement reserve escrow	1,375,010	2,157,952
Prepaid expenses and other assets	9,020,115	8,190,739
Investment in Mortgage Funds	8,583,985	10,167,693
Investment in Multifamily Venture	1,969,059	2,274,500
Acquired in place leases and tenant relationships, net of accumulated amortization of $4,557,141 and $1,722,428, respectively	1,061,737	2,152,840

Deferred expenses, net of accumulated amortization of $539,755 and $325,338, respectively	2,920,657	2,476,779

Total assets	$405,099,086	$321,105,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$339,170,319	$268,716,955
Due to affiliates	2,523,005	1,862,822
Dividend and distributions payable	837,607	1,087,607
Accrued expenses and other liabilities	7,802,478	7,312,054
Tenant security deposits	1,890,238	1,468,397

Total liabilities	352,223,647	280,447,835

Commitments and contingencies	-	-

Minority interest in properties	7,428,609	7,422,481

Minority interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 and 1,283,313 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	14,062	12,833
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	-	-
Accumulated Deficit	(24,778,062)	(36,988,480)

Total stockholders’ equity	45,446,830	33,235,183

Total liabilities and stockholders’ equity	$405,099,086	$321,105,499

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Rental	$16,092,704	$8,522,654	$43,805,061	$25,056,663
Interest	149,696	153,877	322,312	639,129
Utility reimbursement	198,567	120,821	610,164	366,194
Other	588,845	406,074	1,611,473	1,012,760
Total revenue	17,029,812	9,203,426	46,349,010	27,074,746

Expenses:
Operating	4,152,522	2,343,965	11,430,616	6,747,466
Maintenance	1,342,494	702,220	3,460,326	1,917,889
Real estate taxes	1,883,867	984,426	5,101,785	2,960,411
General and administrative	995,412	340,500	2,987,930	1,020,292
Management fees	1,090,617	618,402	3,038,744	1,836,651
Depreciation	5,682,906	2,573,097	14,698,315	7,658,724
Interest	4,548,982	2,458,933	12,399,147	7,554,562
Loss on sale of securities	-	-	-	163,630
Loss on extinguishment of debt	80,017	-	80,017	-
Amortization of acquired in-place leases and tenant relationships	755,326	361,251	2,834,713	1,134,188

Total expenses	20,532,143	10,382,794	56,031,593	30,993,813

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(3,502,331)	(1,179,368)	(9,682,583)	(3,919,067)

Minority interest in properties	14,964	(2,418)	77,900	(111,228)

Equity in loss of Multifamily Venture	(23,943)	(58,105)	(67,316)	(160,778)

Equity in income of Mortgage Funds	1,973,191	1,559,844	3,127,348	2,824,714

Minority common interest in Operating Partnership	(244,025)	(244,025)	(488,050)	(732,075)

Net income (loss) from continuing operations	(1,782,144)	75,928	(7,032,701)	(2,098,434)

Discontinued operations:
Income (loss) from discontinued operations	1,100	(46,578)	(1,112,713)	(32,440)
Gain (loss) on disposition of real estate asset	(42,732)	-	25,215,105	-
Income (loss) from discontinued operations	(41,632)	(46,578)	24,102,392	(32,440)

Income (loss) before gain on transfer of assets to Multifamily Joint Venture	(1,823,776)	29,350	17,069,691	(2,130,874)

Gain on transfer of assets to Multifamily Joint Venture	-	-	-	232,704

Net income (loss)	$(1,823,776)	$29,350	$17,069,691	$(1,898,170)

Preferred dividend	(1,675,199)	(1,675,200)	(5,025,598)	(5,025,638)

Net income (loss) available to common shareholders	$(3,498,975)	$(1,645,850)	$12,044,093	$(6,923,808)

Net income (loss) from continuing operations per common share, basic and diluted	$(1.27)	$0.06	$(5.29)	$(1.63)

Net income (loss) from discontinued operations per common share, basic and diluted	$(.03)	$(0.04)	$18.13	$(0.03)

Net income (loss) per common share, basic and diluted

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,283,313	1,329,675	1,283,313

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Comprehensive income (loss):

Net income (loss)	$(1,823,776)	$29,350	$17,069,691	$(1,898,170)

Other comprehensive income:

Unrealized gain on available for sale securities	-	-	-	14,229

Comprehensive income (loss)	$(1,823,776)	$29,350	$17,069,691	$(1,883,941)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

						Other	Total
					Accumulated	Comprehensive	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Income	Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2004	2,978,110	$70,210,830	1,283,313	$12,833	$(36,988,480)	-	$33,235,183

Issuance of common stock	-	-	122,883	1,229	288,775	-	290,004

Net income	-	-	-	-	17,069,691	-	17,069,691

Distributions to common shareholders	-	-	-	-	(11,950)	-	(11,950)

Distributions to minority owners/partners	-	-	-	-	(110,500)	-	(110,500)

Distributions to preferred shareholders	-	-	-	-	(5,025,598)	-	(5,025,598)

Balance at September 30, 2005	2,978,110	$70,210,830	1,406,196	$14,062	$(24,778,062)	-	$45,446,830

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$17,069,691	$(1,898,170)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	273,995	221,946
Amortization of acquired in-place leases and tenant relationships	2,834,713	1,134,188
Depreciation	15,158,840	8,194,823
Loss on the extinguishment of debt	286,786	-
Loss on available for sale securities	-	163,630
Minority interest in properties	(77,900)	111,228
Accretion of Mortgage Funds	(1,315,453)	(1,726,193)
Equity in loss of Multifamily Venture	67,316	160,778
Gain on transfer of assets to Multifamily Joint Venture	-	(232,704)
Minority interest in Operating Partnership	488,050	732,075
Gain on disposition of real estate assets	(25,257,837)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	213,786	250,683
Prepaid expenses and other assets	(1,383,985)	(610,593)
Due to/from affiliates	660,183	(97,861)
Accrued expenses and other liabilities	1,350,467	859,965
Net cash provided by operating activities	10,368,652	7,263,795

Cash flows from investing activities:
Capital improvements	(14,752,281)	(7,505,136)
Acquisition of multifamily apartment communities	(45,481,653)	(33,057,228)
Acquisition of real estate limited partnership interests	(39,614,714)	-
Earnest money deposits on future acquisitions	(550,000)	(201,622)
Proceeds received from transfer of property to Multifamily Venture	-	3,831,728
Purchase of available for sale securities	-	(271,827)
Deposits to replacement reserve	(287,121)	(332,592)
Withdrawals from replacement reserve	1,070,063	173,053
Distributions from investment in Multifamily Venture	277,083	150,201
Investment in Multifamily Venture	(38,958)	(529,689)
Distributions from investment in Mortgage Funds	2,899,161	12,746,009
Acquisition of in-place leases and tenant relationships	(1,015,016)	(643,450)
Net cash used in investing activities	(97,493,436)	(25,640,553)

Cash flows from financing activities:
Borrowings from mortgage notes payable	88,275,000	20,720,000
Deposits on mortgages notes payable	-	(2,075,275)
Principal payments on mortgage notes payable	(1,415,046)	(1,698,448)
Borrowings from revolving credit facility – affiliate	16,000,000	-
Principal payments on revolving credit facility – affiliate	(16,000,000)	-
Good faith deposits on mortgage notes payable	1,226,825	-
Issuance of common stock	290,004	-
Contributions from holder of minority interest in properties	705,584	-
Distributions paid to tax authority on behalf of partners	(110,500)	-
Prepayments of mortgages notes payable	(3,269,967)	-
Deferred financing costs	(1,004,659)	(303,512)
Cash shortfall distribution from Multifamily Venture	-	379,527
Distributions to minority interest in properties	(621,556)	(111,228)
Distributions on common operating partnership units	(750,000)	(750,000)
Distributions to preferred shareholders	(5,025,598)	(5,025,625)
Net cash provided by financing activities	78,300,087	11,135,439

Net decrease in cash and cash equivalents	(8,824,697)	(7,241,319)
Cash and cash equivalents at beginning of period	31,913,045	42,145,947
Cash and cash equivalents at end of period	$23,088,348	$34,904,628

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the nine months ended September 30,
	2005	2004

Supplemental disclosure:
Cash paid for interest	$13,493,466	$8,596,506

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared and payable to preferred shareholders	$837,607	$837,607
Distribution declared and payable to common shareholders	$-	$250,000
Transfer of Marina Mile property to Multifamily Venture	$-	$23,190,670
Transfer of Marina Mile mortgage notes payable to Multifamily Venture	$-	$17,400,000
Transfer of Marina Mile other assets and liabilities to Multifamily Venture, net	$-	$103,507
Capital improvements included in accrued expenses and other liabilities	$128,675	$-

Acquisition of real estate limited partnership interests:

Assets purchased:
Cash restricted for tenant security deposits	$(137,722)	$-
Replacement reserve escrows	-	-
Prepaid expenses and other assets	(122,216)	-
Acquired in place leases and tenant relationships	(732,219)	-
Multifamily apartment communities	(38,948,802)	-
Liabilities assumed:
Mortgage notes payable	-	-
Accounts payable and accrued expenses	188,523	-
Tenant security deposits	137,722	-
Net cash used for acquisition of real estate limited partnership interests	$(39,614,714)	$-

Sale of real estate:

Gross selling price	$34,725,000	$-
Payoff of mortgage note payable	(13,136,623)	-
Cost of sale	(137,501)	-
Cash held in escrow from Section 1031 tax exchange	(21,450,876)	-
Cash flows from sale of real estate assets	$-	$-

Acquisition of real estate:

Gross purchase price	$(66,932,529)	$(33,057,228)
Use of cash held in escrow from Section 1031 tax exchange	21,450,876	-
Net cash used for acquisition of real estate	$(45,481,653)	$(33,057,228)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was organized on July 19, 2002. The Company is engaged primarily in the business of acquiring, owning, operating, and rehabilitating multifamily apartment communities. As of September 30, 2005, the Company owned, or had an interest in, 23 multifamily apartment communities consisting of a total of 7,083 apartment units.

Discussion of acquisitions for the nine months ended September 30, 2005

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

The net purchase price, including closing costs and acquisition fees, was allocated as follows:

Total

Multifamily apartment communities	$38,948,802
In-place leases and tenant relationships	732,219
Replacement reserve accounts	111,000
Deferred expenses	196,547
Prepaid expenses and other assets	343,955
Deferred revenue and other liabilities	(326,246)
New first mortgage	(29,500,000)

Cash paid	$10,506,277

The transaction was complete and the purchase price allocation was final as of September 30, 2005. There are no contingent payments, options or commitments outstanding associated with the acquisition and the results of operations for Westchester West have been reflected in the consolidated results of the Company for the period February 15, 2005 to September 30, 2005. Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period. The Company considers the acquisition of Westchester West a individually significant acquisition and has reflect the acquisition in the proforma financial statements presented in note 12.

The Company also acquired four additional properties in the nine month period ended September 30, 2005. The Company has deemed three of the four acquisitions individually insignificant while the fourth acquisition, Lakeridge Apartments in Hampton, Virginia, was deemed significant based on its purchase price. The total aggregated purchase price cost of the three individually insignificant properties amounted to $32,500,000. Specific details for each of the four acquisitions are presented as follows:

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

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchase Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The Company will operate the property under the name The Berkshires at Westchase Apartments. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash.

On May 31, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR-Charlotte I, LLC, consummated the acquisition of 100% of the fee simple interest of Riverbirch Apartments, a 210 unit multifamily apartment community located in Charlotte, North Carolina, from an unaffiliated third party. The acquisition was consummated pursuant to a bid placed at the May 16, 2005 foreclosure auction of the property. The bid of $8,200,000 was declared the winning bid on May 26, 2005, after a mandatory 10 day waiting period during which the seller was required to accept incrementally higher bids (5%) from other interested parties, as required by North Carolina law. A deposit on the purchase price was paid at the time the bid was accepted, and the balance of the acquisition cost was paid on May 31, 2005 at the closing on the property. Both payments were made from available cash.

On July 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Lakeridge, L.L.C., consummated the acquisition of 100% of the fee simple interest of Lake Ridge Apartments, a 282 unit multifamily apartment community located in Hampton, Virginia, from an unaffiliated third party. The purchase price of $34,344,000 was paid in part from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and the balance was paid from borrowings under the revolving credit facility available to the Company from an affiliate of the Company. The borrowings under the revolving credit facility were repaid subsequent to the closing on Lakeridge Apartments with proceeds from two new mortgages totaling $25,650,000 which were obtained by the Company and are collateralized by the Lakeridge Apartments property. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

The net purchase price, including closing costs and acquisition fees, was allocated as follows:

Total

Multifamily apartment communities	$34,349,380
In-place leases and tenant relationships	502,023
Prepaid expenses and other assets	334,822
Deferred revenue and other liabilities	(137,808)
Cash from Section 1031 escrow account	(21,450,876)
New mortgages	(25,650,000)

Cash received	$(12,052,459)

The transaction was complete and the purchase price allocation was final as of September 30, 2005. There are no contingent payments, options or commitments outstanding associated with the acquisition and the results of operations for Lakeridge Apartments have been reflected in the consolidated results of the Company for the period July 1, 2005 to September 30, 2005. Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period. The Company considers the acquisition of Lakeridge Apartments a individually significant acquisition and has reflect the acquisition in the proforma financial statements presented in note 12.

Discussion of dispositions for the nine months ended September 30, 2005

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

New Accounting Pronouncements

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-5 as of January 1, 2006. The Company has assessed its investments in unconsolidated real estate joint ventures and has determined that EITF 04-5 will not have an impact on its financial condition or results of operations.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a statement for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30,	December 31,
	2005	2004

Land	$48,143,294	$39,105,352
Buildings, improvements and personal property	428,012,742	335,402,924

Multifamily apartment communities	476,156,036	374,508,276
Accumulated depreciation	(120,501,433)	(113,953,842)

Multifamily apartment communities, net	$355,654,603	$260,554,434

The Company allocates the acquisition cost of real estate to land, building, tenant relationships and acquired in-place leases based on an assessment of their fair value at the time of purchase. The value of in-place leases and tenant relationships are amortized to expense over the initial terms of the respective leases and 24 months, respectively.

The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2005 acquisitions as of the acquisition dates, which are included on the Company’s September 30, 2005 consolidated balance sheet:

	Multifamily	Acquired		Total
	Apartment	In-Place	Tenant	Recorded at
Property	Communities	Leases	Relationships	Acquisition Date

Westchester West	$38,948,802	$576,586	$155,633	$39,681,021
Berkshires on Brompton	14,445,819	155,980	68,221	14,670,020
Berkshires at Westchase	9,824,095	130,709	68,751	10,023,555
Riverbirch	8,267,500	56,760	32,572	8,356,832
Lakeridge	34,395,115	402,588	99,435	34,897,138
Total	$105,881,331	$1,322,623	$424,612	$107,628,566

3.	DISCONTINUED OPERATIONS

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

The results of operations from the Windward Lakes property have been presented as results from discontinued operations in the statement of operations for the three and nine months ended September 30, 2005. The results of operations for the three and nine months ended September 30, 2004 have been restated to reflect the comparative results of operations of the Windward Lakes property as discontinued operations pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Rental	$1,069	$667,914	$1,423,759	$2,022,672
Interest	-	120	1,707	880
Utility reimbursement	(130)	11,653	24,146	29,665
Other	6,285	57,531	139,978	147,208
Total revenue	7,224	737,218	1,589,590	2,200,425

Expenses:
Operating	(12,628)	198,574	341,449	557,371
Maintenance	162	80,592	96,965	184,572
Real estate taxes	-	101,373	213,374	276,193
General and administrative	208	15,451	38,061	53,858
Management fees	18,382	28,996	81,754	86,103
Depreciation	-	178,757	460,525	536,099
Loss on early extinguishment of debt	-	-	1,121,055	-
Interest	-	180,053	349,120	538,669
Total expenses	6,124	783,796	2,702,303	2,232,865

Income (loss) from discontinued
Operations	$1,100	$(46,578)	$(1,112,713)	$(32,440)

4.	INVESTMENT IN MORTGAGE FUNDS

The Company’s investments in the Mortgage Funds are presented in the following table. As of September 30, 2005, five of the Mortgage Funds have liquidated as the underlying loans within the funds were retired and the related proceeds were distributed to the funds’ shareholders. The loans underlying the sixth Mortgage Fund, GIT II, have been retired as of September 30, 2005 and the proceeds are expected to be distributed to the fund’s shareholders in the fourth quarter of 2005. The table presents the nominal ownership as of the dates set forth below:

	Original		September 30, 2005	December 31, 2004
	Nominal	Liquidation	Nominal	Nominal
Mortgage Fund	Ownership	Date	Ownership	Ownership

GIT I	30.76%	11/23/2004	0%	0%
GIT II	28.81%	n/a	28.81%	28.81%
KIP	29.66%	09/09/2004	0%	0%
KIP III	28.63%	09/30/2004	0%	0%

The summarized balance sheets of the Company’s investment in the GIT II Mortgage Fund are as follows:

	September 30,	December 31,
	2005	2004
ASSETS
Mortgage investments	$19,862	$35,424,756
Cash and cash equivalents	30,365,225	4,187,417
Other assets	54,631	601,815
Total assets	$30,439,718	$40,213,988

Liabilities	$644,562	$218,671
Shareholders’ equity	29,795,157	39,995,317
Total liabilities and shareholders’ equity	$30,439,718	$40,213,988

Company’s share of equity	$8,583,985	$11,522,651
Basis differential (1)	-	(1,354,958)

Carrying value of the Company’s investment in Mortgage Funds	$8,583,985	$10,167,693

(1) - This amount represents the difference between the Company’s investment in the Mortgage Funds (fair value)

and its underlying equity in the net assets of the Mortgage Funds (book value). Basis differentials occurred upon the acquisition of certain of the Mortgage Funds for which the acquisition price was less than the underlying equity in the book value of the net assets of such Mortgage Funds. The basis differential is being amortized over the remaining life of the underlying mortgages. As of September 30, 2005, the amortization of the basis differential has been accelerated and the balance has been amortized in full as the underlying mortgages have been retired.

The summarized statements of operations of each individually significant investment in the Mortgage Funds and the combined investment in the Mortgage Funds are as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	GIT II	GIT II

Revenue	$4,843,800	$7,586,191

Expenses	622,263	1,297,074

Net income	$4,221,537	$6,289,117

Company’s share of net income	1,216,226	1,811,895
Amortization of basis differential	756,965	1,315,453

Equity in income of Mortgage Funds	$1,973,191	$3,127,348

	Three months ended September 30, 2004

		Total Other
		Investments in
	GIT II	Mortgage Funds	Combined

Revenue	$933,844	$722,977	$1,656,821

Expenses	310,547	427,144	737,691

Net income	$623,297	$295,833	$919,130

Company’s share of net income	$179,572	$89,735	$269,307
Amortization of basis differential	83,608	1,206,929	1,290,537
Equity in income of Mortgage Funds	$263,180	$1,296,664	$1,559,844

	Nine months ended September 30, 2004

		Total Other
		Investments in
	GIT II	Mortgage Funds	Combined

Revenue	$2,597,446	$3,100,673	$5,698,119

Expenses	958,668	991,464	1,950,132

Net income	$1,638,778	$2,109,209	$3,747,987

Company’s share of net income	$472,132	$626,389	$1,098,521
Amortization of basis differential	250,824	1,475,369	1,726,193
Equity in income of Mortgage Funds	$722,956	$2,101,758	$2,824,714

5.	INVESTMENT IN MULTIFAMILY VENTURE

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

The summarized balance sheets of the Multifamily Venture are as follows:

	September 30,	December 31,
	2005	2004
ASSETS
Multifamily apartment communities, net	$22,444,794	$23,215,432
Cash and cash equivalents	507,018	494,376
Other assets	905,353	542,285
Total assets	$23,857,165	$24,252,093

LIABILITIES AND OWNERS’ EQUITY
Mortgage notes payable	$17,400,000	$17,400,000
Other liabilities	712,623	353,522
Owners’ equity	5,744,542	6,498,571
Total liabilities and owners’ equity	$23,857,165	$24,252,093

Company’s share of equity (1)	$1,969,059	$2,274,500

(1) – As of September 30, 2005, amount represents the Company’s share of equity in the Multifamily Venture and is different than the Company’s ownership interest if computed using the Company’s 35% ownership percentage applied to the Venture owner’s equity as presented in the table above. The difference relates to preferential distributions paid to the Company under the terms of the Multifamily Venture, which as of September 30, 2005 total $41,530. As of September 30, 2004, there is no variance in methods as no preferential distributions had been paid to the Company.

The summarized statement of operations of the Multifamily Venture for the three and nine months ended September 30, 2005 is as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005

Revenue	$915,453	$2,709,693

Expenses	983,863	2,902,024

Net loss	(68,410)	(192,331)

Equity in loss of Multifamily Venture	$(23,943)	$(67,316)

The summarized statement of operations of the Multifamily Venture for the three and nine months ended September 30, 2004 is as follows:

		Nine months
	ended	ended
	September 30,	September 30,
	2004	2004

Revenue	$804,615	$2,078,591

Expenses	970,257	2,745,391

Net loss	(165,642)	(666,800)
Net loss included in consolidated results	-	207,805

Net loss attributable to investment	$(165,642)	$(458,995)

Equity in loss of Multifamily Venture	$(58,105)	$(160,778)

6.	MORTGAGE NOTES PAYABLE

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

On July 8, 2005 and August 1, 2005, the Company, through its wholly owned subsidiary, BIR Lakeridge, L.L.C., executed two non-recourse mortgage notes payable on Lakeridge for $13,130,000 and $12,520,000, respectively. Both notes are collateralized by the related property. The interest rates on the notes are fixed at 5.07% and 5.08%, respectively, and are for a term of 9 years. The notes are interest only for two years and mature on August 1, 2014, at which time the remaining principal and accrued interest is due. The notes may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. As a condition of the financing, the lender required a guarantee of $1,444,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on Berkshires on Brompton for $6,400,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.11% for a term of 10 years. The note is interest only for two years and matures on August 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. As a condition of obtaining the mortgage, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Westchase Limited Partnership, executed a non-recourse mortgage note payable on Berkshires at Westchase for $6,500,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.08% for a term of 10 years. The note is interest only for two years and matures on August 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. As a condition of obtaining the mortgage, the lender required a guarantee of $2,215,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period.

On September 30, 2005, the Company, through its wholly owned subsidiary, BIR Laurel Woods, GP L.C., executed a non-recourse mortgage note payable on Laurel Woods Apartments for $4,100,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.17% for a term of 10 years. The note is interest only for two years and matures on October 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. The new mortgage note payable replaces an existing variable interest rate mortgage note payable, which was extinguished simultaneously with the closing on the new financing. The previous loan was for a period of 7 years with a current monthly variable interest rate of 5.523%. The Company did not incur any prepayment penalty related to the extinguishment of the loan.

7.	REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through negotiations and were approved by the Audit Committee of the Board, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and AMEX.

As of September 30, 2005, a total of $16,000,000 has been advanced from and subsequently repaid to the affiliate under the revolving credit facility. There were no borrowings outstanding as of September 30, 2005. The Company incurred interest and fees of approximately $120,618 and $280,618 related to the borrowings during the three and nine months ended September 30, 2005, respectively.

8.	STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares of the Company which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the nine months ended September 30, 2005 and 2004, the Company declared aggregate dividends of $5,025,598 and $5,025,615, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2005 and December 31, 2004.

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

On August 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute a quarterly distribution of $250,000 from its operating cash flows to common general and common limited partners, payable on August 15, 2005. On the same day, the Board also declared a common dividend of $.004249 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

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

On July 8, 2005 and August 1, 2005, the Company, through its wholly owned subsidiary, BIR Lakeridge, L.L.C., executed two non-recourse mortgage notes payable on Lakeridge for $13,130,000 and $12,520,000, respectively. As a condition of the financing, the lender required a guarantee of $1,444,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on Berkshires on Brompton for $6,400,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Westchase Limited Partnership, executed a non-recourse mortgage note payable on Berkshires at Westchase for $6,500,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $2,215,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period.

Many of the company’s properties located in Florida and Texas are situated in or near the regions recently affected by hurricanes Katrina, Rita and Wilma. Although some of the properties sustained varying amounts of wind damage to trees and landscaping, there was no significant structural damage to any of the properties.

10.	MINORITY INTERESTS

Minority Interests in Properties

Three of the Company’s properties, Dorsey’s Forge Apartments, Hannibal Grove Apartments and Century II Apartments, are owned with a third party who was given certain rights when the properties where acquired. Among those rights is the right to require the Company to use good faith efforts to sell the properties. This right existed for a 180-day period beginning on April 27, 2005 and ending on October 27, 2005, during which time the third party did not exercise such right. The Company’s interest in each of Dorsey’s Forge and Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%. At September 30, 2005, the Company estimates the total value of the third party’s interest in these properties at approximately $5,500,000.

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

Minority Interest in Operating Partnership

The following table sets forth the calculation of minority interest in the Operating Partnership at September 30:

	2005	2004

Net income (loss)	$17,069,691	$(1,898,170)
Add:
Minority common interest in Operating Partnership	488,050	732,075
Income (loss) before minority interest in Operating Partnership	17,557,741	(1,166,095)
Preferred dividend	(5,025,598)	(5,025,638)
Income (loss) available to common equity	12,532,143	(6,191,733)
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$12,232,625	$(6,043,751)

In the quarter ended September 30, 2005, the Operating Partnership accrued a net loss and therefore no allocation was made to the minority common interest in Operating Partnership at September 30, 2005 and 2004, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2004	$(37,882,862)	$907,215	$(36,975,647)

Common interest in Operating Partnership	12,232,625	299,518	12,532,143

Distributions to common interest in Operating Partnership	(488,050)	(11,950)	(500,000)

Balance at September 30, 2005 (1)	$(26,138,287)	$1,194,783	$(24,943,504)

(1) Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of September 30, 2005 and December 31, 2004, respectively, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005 and 2004, the Company paid acquisition fees to its affiliate, Berkshire Property Advisors, LLC (the “Advisor’), on the following acquisitions:

Acquisition	2005	2004

Westchester West	$392,500	$-
Berkshires on Brompton	144,000	-
Berkshires at Westchase	99,000	-
Lakeridge	343,440
Riverbirch	82,000	-
Laurel Woods	-	52,500
Bear Creek	-	49,000
Total	$1,060,940	$101,500

The respective acquisition fees have been paid pursuant to the advisory services agreement between the Company and the Advisor, and have been capitalized and included in multifamily apartment communities in the accompanying Consolidated Balance Sheets.

Amounts accrued or paid to the Company’s affiliates for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Property management fees	$700,015	$376,321	$1,893,547	$1,110,600
Expense reimbursements	54,878	56,488	163,796	175,559
Salary reimbursements	1,795,638	1,057,697	5,037,007	3,074,056
Asset management fees	408,983	271,077	1,226,950	812,152
Acquisition fees	343,440	-	1,060,940	101,500
Construction management fees	308,201	-	638,061	-
Interest on revolving credit facility	120,618	-	280,618	-

Total	$3,731,773	$1,761,583	$10,300,919	$5,273,867

Expense reimbursements due to affiliates of $3,148,369 and $3,046,064 are included in Due to affiliates at September 30, 2005 and December 31, 2004, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $625,364 and $1,183,242 are included in Due to affiliates at September 30, 2005 and December 31, 2004, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $2,523,005 and $1,862,822 at September 30, 2005 and December 31, 2004, respectively, represent intercompany development fees and shared services.

In addition to the fees listed above, the Multifamily Venture paid the Advisor a property management fee of $33,894 and $28,727 for the three months ended September 30, 2005 and 2004, respectively, and $100,944 and $47,012 for the nine months ended September 30, 2005 and 2004, respectively, relating to its management of the Berkshires at Marina Mile property. The Multifamily Venture also paid the Advisor a construction management fee of $300 and $23,629 for the three months ended September 30, 2005 and 2004, respectively, and $1,967 and $97,622 for the nine months ended September 30, 2005 and 2004, respectively, relating to its management of ongoing rehabilitation project at the Berkshires at Marina Mile property.

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

On May 10, 2005, the Audit Committee of the Board approved an amendment to the advisory services agreement to provide for the payment of a construction management fee to the Advisor for the management of rehabilitation and renovation projects at the Company’s properties. The fee, in the amount of 7.5% will be paid on projects with construction costs in excess of $15,000 up to $10,000,000 and 5% for costs in excess of $10,000,000. The fee will be paid on the total cost of such projects, excluding capital expense items and soft costs, including legal, architectural, design and collateral material service fees. The agreement is effective as of January 1, 2005. Construction management fees for projects ongoing from January 1, 2005 through September 30, 2005 totaled $638,061 and have been capitalized as a component of basis of the property undergoing the rehabilitation project.

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

As of September 30, 2005, a total of $16,000,000 has been advanced from and subsequently repaid to the affiliate under the revolving credit facility. There were no borrowings outstanding as of September 30, 2005. The Company incurred interest and fees of approximately $120,618 and $280,618 related to the borrowings during the three and nine months ended September 30, 2005, respectively.

The Company has an investment in the Mortgage Fund, GIT II, which is an affiliate of the Company, which it does not control. The investment, which is recorded on the equity method, is included in the Consolidated Balance Sheet, and the related equity in income of the Mortgage Fund is included as a component of net income in the Consolidated Statements of Operations.

On August 12, 2005, the Company entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF” or the “Fund”), an affiliate of the Advisor. Under the terms of the agreement and the related limited partnership agreement, the Company, together with affiliates, will invest up to $25,000,000, or 10%, of the total capital of BVF. The Fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months; and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended, (“1031 Exchanges”) without limit. Further, the agreement permits the Company to acquire without restriction, on or prior to December 31, 2005, a limited number of specific investment opportunities identified by Management. Management has evaluated these restrictions and believes that they will not materially impact the Company. Management believes, as of the date of the subscription agreement, the Company has invested substantially all of its available capital and, due to the Company’s ability to do 1031 Exchanges with existing properties, will not be significantly restricted in its ability to appropriately manage its investments. As of September 30, 2005, BVF has not made a capital call, as provided for in the agreement, and as a result the Company has not yet made an investment in BVF. The Company has evaluated its anticipated investment in the Fund and concluded that the investment, when made, will not be subject to the requirements of FIN 46R. The Company will account for its investments in the Fund under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment.

12.	PROFORMA CONDENSED FINANCIAL INFORMATION

The following unaudited proforma information for the three and nine months ended September 30, 2005 and 2004 is presented as if all individually significant acquisitions during the first nine months of 2005 had occurred as of the beginning of each period. For the nine months ended September 30, 2005, only the acquisition of Westchester West and Lakeridge have been deemed significant and are therefore included in the proforma information presented. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

	Three months ended			Nine months ended
	September 30,			September 30,
	2005		2004	2005	2004

Revenue		$17,029,812	$10,536,325	$46,766,842	$31,073,442

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture		(3,502,331)	(2,077,748)	(11,468,353)	(6,614,208)

Loss from continuing operations		(1,782,144)	(822,453)	(8,818,471)	(4,793,575)

Discontinued operations
Net income (loss) from operations		1,100	(46,578)	(1,112,713)	(32,440)
Gain on disposition of real estate assets		(42,732)	-	25,215,105	-
Net income from discontinued operations		(41,632)	(46,578)	24,102,392	(32,440)

Gain on transfer of assets to Multifamily Venture		-	-	-	232,704

Net income (loss)		(1,823,776)	(869,031)	15,283,921	(4,593,311)

Preferred dividend		(1,675,199)	(1,675,200)	(5,025,598)	(5,025,638)

Income (loss) available to common Shareholders		$(3,498,975)	$(2,544,231)	$10,258,323	$(9,618.949)

Basic and diluted earnings per share:
	$
Loss from continuing operations		$(1.27)	$(0.64)	$(6.63)	$(3.74)

Net income from discontinued operations		$(0.03)	$(0.04)	$18.13	$(0.03)

Income (loss) available to common Shareholders		$(2.49)	$(1.98)	$7.71	$(7.50)

Weighted average number of common shares outstanding		1,406,196	1,283,313	1,329,675	1,283,313

13.	SUBSEQUENT EVENTS

On October 24, 2005, the Company received approval to assume the existing first mortgage loan (the “Existing Loan”) related to the purchase of Savannah at Citrus Park Apartments. On August 3, 2005, the operating partnership of the Company, Berkshire Income Realty – OP, L.P., entered into a purchase and sale agreement (“the Agreement”) to purchase 100% of the fee simple interest of Savannah at Citrus Park Apartments, a 264 unit multifamily apartment community located in Tampa, Florida, from SCP Apartments, L.L.C. and Madison-Clinton-Tampa, L.L.C. (collectively, the “Seller”). The Seller is an unaffiliated third party. The purchase price is $27,520,000, and is subject to normal operating prorations, apportionments and adjustments as provided for in the Agreement. Additionally, the cash portion of the purchase price shall be reduced by the $15,720,000 principal balance of the Existing Loan. The remaining balance of the purchase price will be paid from available cash. The Company currently expects to close on the property in the fourth quarter of 2005. If the agreement is terminated for any reason other than cause, as described in the agreement, deposits totaling $550,000 shall be forfeited to the seller.

On November 4, 2005, the Company completed the financing of $10,304,000 of supplemental mortgage debt on three of its properties, Dorsey’s Forge, Hannibal Grove and Century apartments. The terms of the new debt is as follows:

	Mortgage	Interest	Interest Only
Property	Amount	Rate	Period	Maturity Date

Dorsey’s Forge	$2,324,000	6.12%	2 Years	November 1, 2013
Hannibal Grove	4,563,000	6.12%	2 Years	November 1, 2013
Century	3,417,000	6.12%	2 Years	November 1, 2013
	$10,304,000

On November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $6,000,000 from its operating cash flows to common general and common limited partners, payable on November 15, 2005. On the same day, the Board also declared a common dividend of $0.101977 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution.

Also on November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.0016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the Company’s consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, Form 8-K/A filed on September 16, 2005 for the significant acquisition of Lakeridge Apartments, Form 8-K/A filed on May 3, 2005 for the significant acquisition of Westchester West, Form 8-K filed on June 28, 2005 for the significant disposition of Windward Lakes as well as the Forms 8-K filed on March 7, 2005 for the acquisition of Waters on Brompton, April 5, 2005 for the acquisition of Berkshires at Westchase and June 28, 2005 for the acquisition of Riverbirch Apartments.

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

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of November 14, 2005, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine months ended September 30, 2005 included the following:

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

•

On June 22, 2005, the Company completed the sale of Windward Lakes Apartments in Pompano, Florida to a third party for $34,725,000. Pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, the Company reinvested the proceeds from the sale of Windward Lakes in the acquisition of Lake Ridge Apartments July 1, 2005.

•

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility, in the amount of $20,000,000, was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The facility has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through arms-length negotiations and were approved by the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the American Stock Exchange (“AMEX”).

•

On July 1, 2005, the Company completed the acquisition of Lake Ridge Apartments in Hampton, Virginia, from a third party for $34,344,000. The multifamily apartment community has 282 units. The Company will operate the property under the name Lakeridge Apartments.

•

On July 8, 2005 and August 1, 2005, the Company closed on the financing of $13,130,000 and $12,520,000 of first and second mortgage debt on the Lakeridge property. The interest rates are fixed at 5.07% and 5.08%, respectively, and both loans are for a term of 9 years.

•

On July 22, 2005, the Company closed on the financing of $6,500,000 and $6,400,000 of first mortgage debt on the Berkshires at Westchase and Berkshires on Brompton properties, respectively. The interest rates are fixed at 5.08% and 5.11%, respectively, and both loans are for a term of 10 years.

•

On September 30, 2005, the Company, through its wholly owned subsidiary, BIR Laurel Woods, GP L.C., executed a non-recourse mortgage note payable on Laurel Woods Apartments for $4,100,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.17% for a term of 10 years. The note is interest only for two years and matures on October 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. The new mortgage note payable replaces an existing variable interest rate mortgage note payable, which was extinguished simultaneously with the closing on the new financing. The previous loan was for a period of 7 years with a current monthly variable interest rate of 5.523%. The Company did not incur any prepayment penalty related to the extinguishment of the loan.

Since the inception of the Company, earnings from the Company’s investments in the Mortgage Funds have been a substantial component of the Company’s overall earnings. As expected, these investments have continued to liquidate and the Company currently expects that the impact on earnings will terminate by the end of the year as only one of the original six Mortgage Funds (GIT II) then remains. The Company expects that earnings from multifamily apartment community investments will continue to grow, both as a result of growth in the existing portfolio and as a result of acquisitions, including those acquisitions discussed herein. The Company expects the growth in real estate earnings to substantially compensate for the drop in earnings from the investments in the Mortgage Funds and foresees the Company having the ability to make distributions on its Series A 9% Cumulative Redeemable Preferred Stock.

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

New Accounting Pronouncements

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-5 as of January 1, 2006. The Company has assessed its investments in unconsolidated real estate joint ventures and has determined that EITF 04-5 will not have an impact on its financial condition or results of operations.

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2005 and December 31, 2004, the Company had $23,088,348 and $31,913,045 of cash and cash equivalents, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Cash provided by operating activities	$3,597,192	$2,088,342	$10,368,652	$7,263,795
Cash provided by / used in investing activities	(20,360,581)	4,545,002	(97,493,436)	(25,640,553)
Cash provided by / used in financing activities	20,147,211	(905,563)	78,300,087	11,135,439

During the nine months ended September 30, 2005, cash decreased by $8,824,697. The main component of the overall decrease was $(97,493,436) used in the investing activities of the Company. The activities relate mainly to the acquisition of multifamily apartment communities as well as the acquisition of partnership interests that own such communities and capital expenditures related to the rehabilitation of the Company’s properties. The acquisitions were partially offset by other investing activities, which included distributions from the Mortgage Funds and the sale of the Windward Lakes property. The investing activities were partially offset by an increase of approximately $78,300,087 provided by financing activities, principally from proceeds of new mortgage loans which were partially offset by the prepayment of the outstanding balance of the Windward Lakes and Laurel Woods mortgages, including a prepayment penalty of approximately $900,000 on Windward Lakes, payments of principal on existing mortgage loans and distributions to our preferred shareholders and an increase of approximately $10,368,652 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BMVF, debt repayment and investment in the affiliated Berkshire Multifamily Value Fund. (See footnote 11 in Item 1 herein for additional information).

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

The Company intends to meet its long-term liquidity requirements through distributions of principal from its investments in the Multifamily Ventures, property debt financing and refinancing, and, to a lesser degree, advances from the revolving credit facility. The Company may seek to expand its purchasing power through the use of joint venture relationships with other companies. Management has not concluded that the sale of any additional properties in the Company’s portfolio, as of September 30, 2005, would be beneficial strategically or otherwise, although we cannot be certain that no such dispositions will actually occur as was the case with the Windward Lakes property on June 22, 2005.

The Company has obtained mortgage financing on the Berkshires at Westchase, Berkshires on Brompton, Lake Ridge and Laurel Woods properties and is currently pursuing financing on the Riverbirch, Century, Dorseys Forge, Hannibal Grove, and Bear Creek properties. The Company currently anticipates closing on all the committed financings as well as the pending financings in the fourth quarter of 2005, which will provide the Company with additional liquidity.

On June 30, 2005, the Company closed on a new credit facility in the form of a $20,000,000 revolving credit agreement. The financing was obtained from an affiliate of the Board, was based on arms-length negotiations and was approved by the Audit Committee of the Board, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and AMEX. Concurrently with the closing, the Company borrowed $16,000,000. The proceeds from the borrowing were used to fund the July 1, 2005 acquisition of Lake Ridge Apartments as well as ongoing rehabilitation projects at certain of the Company’s existing properties. The Company repaid the advance from the credit facility outstanding as of June 30, 2005 in the third quarter. The Company currently expects that repayment of future advances from the credit facility, if any, will be funded by proceeds from conventional mortgages on newly acquired properties and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties.

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

Capital Expenditures

The Company incurred $5,830,402 and $2,123,307 in recurring capital expenditures during the nine months ended September 30, 2005 and 2004, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $8,921,879 and $5,381,829 in renovation related capital expenditures during the nine months ended September 30, 2005 and 2004, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. The current cost estimate is now approximately $8,450,000, an increase of approximately 5% over the original cost estimate. As of September 30, 2005, the project is approximately 73% complete, approximately $5,663,000 of costs has been incurred to date and the project continues to be on track to meet the adjusted cost estimate. During 2004, the Company also completed construction on the new fitness center at Seasons of Laurel. The Company currently anticipates spending, and has budgeted, approximately $3,000,000 for continued renovations to the Seasons of Laurel property in 2005 and 2006 in accordance with the renovation project currently in process. The Company currently anticipates completion of the project to occur by June 30, 2006.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit. As of September 30, 2005, the project is approximately 59% complete, approximately $611,000 has been spent to date and the project is tracking to meet original cost estimates. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.

In addition to the washer and dryer program, the Company has renovated 44, or 18%, of the apartment units at its Hannibal Grove property at a total cost of approximately $836,000. These units were renovated as part of test programs to determine if the market would be willing to pay premiums for renovated apartment units. Management has evaluated the results of the initial test program, including the potential to achieve specific rent premium levels and has decided to conduct additional tests in an attempt to achieve higher returns. The Company is waiting for the results of the additional testing before moving forward with the full property renovation project.

In May 2005, the Company authorized the interior renovation of 216 apartment units as well as significant renovation to the exterior siding and decks of its Yorktowne property. The interior renovation includes the replacement and upgrade of the kitchens, bathrooms and doors of each unit. The total cost of the project is currently estimated at approximately $4,750,000. As of September 30, 2005, the interior renovation project has been started and is approximately 42% complete, approximately $1,033,000 has been spent to date and the project is substantially on track to meet original cost estimates. The Company believes the renovations will yield significant growth in rental rates and must be undertaking in order to maintain its competitiveness in its sub-market.

Also in May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362 unit property will include significant rehabilitation to the interior and exterior common areas as well as interior unit renovations. The total cost of the project is currently estimated at approximately $5,100,000, of which approximately $1,400,000, or $3,724 per unit, is slated for interior unit renovation. The Company will test the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, to determine that the financial returns estimated in the plan are reasonable. Pending successful financial returns from the 100 unit test, the Company may decide to move forward with the renovation of the remaining 312 units.

Other properties undergoing limited scope renovation projects include the Trellis at Lee’s Mill and the Countryplace I & II properties where a window replacement program is ongoing, the Century property where a HVAC unit replacement project is under way and Dorsey’s Forge where a in-unit washer and dryer hookup test is being conducted. The projects, which have a preliminary total estimated aggregate cost of approximately $1,841,000, have had approximately 90% of the individual units completed.

For the balance of 2005, the Company currently anticipates spending approximately $12,500,000 for continued work on the projects detailed above as well as other smaller scale projects at other properties. The Company is in the process of developing capital budgets for 2006 and currently anticipates spending approximately $12,400,000 for ongoing rehabilitation and development of properties currently owned, subject to approval of 2006 budgets by the Board. As of September 30, 2005, the Company has not committed to any significant new rehabilitation projects.

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

On May 31, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR-Charlotte I, LLC, consummated the acquisition of 100% of the fee simple interest of Riverbirch Apartments, a 210 unit multifamily apartment community located in Charlotte, North Carolina, from an unaffiliated third party. The acquisition was consummated pursuant to a bid placed at the May 16, 2005 foreclosure auction of the property. The bid of $8,200,000 was declared the winning bid on May 26, 2005, after a mandatory 10 day waiting period during which the seller was required to accept incrementally higher bids (5%) from other interested parties, as required by North Carolina law. A deposit on the purchase price was paid at the time the bid was accepted, and the balance of the acquisition cost was paid on May 31, 2005 at the closing on the property. Both payments were made from available cash.

On July 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Lakeridge, L.L.C., consummated the acquisition of 100% of the fee simple interest of Lake Ridge Apartments, a 282 unit multifamily apartment community located in Hampton, Virginia, from an unaffiliated third party. The purchase price of $34,344,000 was paid in part from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and the balance was paid from borrowings under the revolving credit facility available from an affiliate of the Company. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

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

On August 12, 2005, the Company entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF” or the “Fund”), an affiliate of the Advisor. Under the terms of the agreement and the related limited partnership agreement, the Company, together with affiliates, will invest up to $25,000,000, or 10%, of the total capital of BVF. The Fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months; and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended, (“1031 Exchanges”) without limit. Further, the agreement permits the Company to acquire without restriction, on or prior to December 31, 2005, a limited number of specific investment opportunities identified by Management. Management has evaluated these restrictions and believes that they will not materially impact the Company. Management believes, as of the date of the subscription agreement, the Company has invested substantially all of its available capital and, due to the Company’s ability to do 1031 Exchanges with existing properties, will not be significantly restricted in its ability to appropriately manage its investments. As of September 30, 2005, BVF has not made a capital call, as provided for in the agreement, and as a result the Company has not yet made an investment in BVF.

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

On August 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute a quarterly distribution of $250,000 from its operating cash flows to common general and common limited partners, payable on August 15, 2005. On the same day, the Board also declared a common dividend of $0.004249 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

On November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $6,000,000 from its operating cash flows to common general and common limited partners, payable on November 15, 2005. On the same day, the Board also declared a common dividend of $0.101977 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution.

Also on November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.0016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

Results of Operations and Financial Condition

During the nine months ended September 30, 2005, the Company’s portfolio increased from 17 to 23 properties (the “Total Property Portfolio”). As a result of significant changes in the Total Portfolio over time, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and nine months ended September 30, 2005 and 2004 reflects changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

Net Operating Income (“NOI”) falls within the definition of “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company’s multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors.

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 7 properties acquired or placed in service on or prior to January 1, 2004 and owned through September 30, 2005. The Total Property Portfolio includes the effect of the additional multifamily apartment communities acquired after January 1, 2004.

	Same Property Portfolio				Total Property Portfolio
	Three months ended September 30,				Three months ended September 30,
			Increase /	%			Increase /	%
	2005	2004	(Decrease)	Change	2005	2004	Decrease	Change
Revenue:
Rental	$8,286,136	$8,108,370	$177,766	2.19%	$16,092,704	$8,522,654	$7,570,050	88.82%
Interest	4,439	3,734	705	18.88%	149,696	153,877	(4,181)	(2.72)%
Utility reimbursement	100,242	115,248	(15,006)	(13.02)%	198,567	120,821	77,746	64.35%
Other	301,201	393,345	(92,144)	(23.43)%	588,845	406,074	182,771	45.01%
Total revenue	8,692,018	8,620,697	71,321	0.83%	17,029,812	9,203,426	7,826,386	85.04%

Operating Expenses:
Operating	2,051,021	2,101,036	(50,015)	(2.38)%	4,152,523	2,343,965	1,808,558	77.16%
Maintenance	732,260	662,883	69,377	10.47%	1,342,494	702,220	640,274	91.18%
Real estate taxes	955,680	910,995	44,685	4.91%	1,883,867	984,426	899,441	91.37%
General and administrative	148,972	121,128	27,844	22.99%	995,412	340,500	654,912	192.34%
Management fees	368,505	330,239	38,266	11.59%	1,090,617	618,402	472,215	76.36%
Total operating expenses	4,256,438	4,126,281	130,157	3.15%	9,464,913	4,989,513	4,475,400	89.70%

Net Operating Income	4,435,580	4,494,416	(58,836)	(1.31)%	7,564,899	4,213,913	3,350,986	79.52%

Non-operating expenses:
Depreciation	2,690,742	2,425,583	265,159	10.93%	5,682,905	2,573,097	3,109,808	120.86%
Interest	2,576,954	2,442,261	134,693	5.52%	4,548,982	2,458,933	2,090,049	85.00%
Loss on sale of securities	0	0	0	0%	0	0	0	0%
Loss on extinguishment of debt	0	0	0	0%	80,017	0	80,017	100.00%
Amortization of acquired in-place leases and tenant relationships	0	689,100	(689,100)	(100)%	755,326	361,251	394,075	109.09%

Total non-operating expenses	5,267,696	5,556,944	(289,248)	(5.21)%	11,067,230	5,393,281	5,673,949	105.20%

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	$(832,116)	$(1,062,528)	$230,412	21.69%	$(3,502,331)	$(1,179,368)	$(2,322,963)	(196.97%)

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004. (Same Property Portfolio).

Revenue

Rental revenue of the Same Property Portfolio increased slightly in the three-month period ended September 30, 2005 as compared to the same period of 2004. The increase continues to be due mainly to the ongoing property rehabilitation efforts at certain properties within the Same Property Portfolio. The success of these projects persist in enhancing rental revenues as management continues to update apartment units at select properties with new kitchen and bathrooms and/or in-unit laundry equipment and is able to bring the rehabilitated units back to the market at notable rental premiums over pre-rehabilitation levels. Also contributing to the positive results is the effects of general rent increases across the Same Property Portfolio as well as stable occupancy levels in the Mid-Atlantic market. The positive trends are being partially offset by sub-markets that continue to experience softness in rental revenues related to less than anticipated occupancy levels in the Southwest market. Specifically, occupancy in the Company’s Texas market continues to trail budgeted expectations, though they are currently experiencing an improvement. Although the trend of occupancy appears to have turned the corner, revenues still suffer as rent concessions continue to prevail in the Houston and Dallas sub-markets. The improved occupancy levels remain below expectations due mainly to the continued popularity of single family home purchases which have, and to a lesser degree continue to, benefit from low interest rates and the over supply of apartment units in the sub-market. Management anticipates that rising interest rates will begin to dilute the popularity of home purchases and stabilize occupancy rates, which we believe is reflective of the positive occupancy trends in the three-month period ended September 30, 2005.

While interest income is consistent with the three-month period of 2004, decreases in utility reimbursement and other miscellaneous revenue is primarily attributable to a one time event revenue event in the three month period ended September 30, 2004 that was not repeated in 2005, as well as normal operating fluctuations for the comparative reporting periods for the remainder of the revenue items. Miscellaneous revenues consist primarily of the various fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Overall operating expenses decreased as compared to the same three-month period of 2004. Moderate savings in payroll, related benefits and a slight savings in utilities offset an increase in property liability insurance expense. The Seasons of Laurel property contributes significantly to the Company’s utility expense, as the property does not currently pass thru utility charges to its tenants. Although the electric industry was deregulated in the market and a sharp rate increase resulted in mid 2004, the comparative results are fairly consistent as the rate was in effect in both of the comparative periods. The majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property.

Maintenance expense increased slightly in 2005 as compared to the same period a year ago and is due mainly to increases in interior painting and other normal maintenance activities. Other recurring maintenance costs were consistent with the same period of 2004. Management believes that the proactive maintenance of its multifamily apartment communities is effective in preserving, and in some cases increasing, its occupancy levels and facilitates the reduction of vacancy and rental concessions required to operate the properties at desired occupancy levels.

Real estate taxes increased for the three-month period ended September 30, 2005 from the comparable period of 2004. The increase is due mainly to the continued escalation of assessed property valuations for assets comprising the Same Property Portfolio. The Company processes include the monitoring of increases in assessed values on its properties and the contesting and seeking of arbitration on any increase in assessed value that it considers to be unreasonable. The Company continues to expect the continuation of an upward trend in real estate tax expense as local and state governments continue to rely on property taxes as an important revenue stream.

General and administrative expenses increased for the three-month period ended September 30, 2005. The slight overall increase is due mainly to miscellaneous legal expense at one of the properties, telephone expense and other normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio.

Management fees of the Same Property Portfolio, increased slightly in the current comparable period based on increased revenues and fair market values of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the managed properties.

Non Operating Expenses

Depreciation expense of the Same Property Portfolio increased for the three months ended September 30, 2005 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio. The additions were driven primarily by rehabilitation projects ongoing at the various properties, and, to a lesser degree, normal capital spending activities.

Interest expense for the three months ended September 30, 2005 increased over the comparable period of 2004. The increase is attributable to the refinancing of three property mortgages at incrementally higher principal levels than the related paid-off loans, which were partially offset by the reduced interest rates obtained on the new debt.

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004. (Total Property Portfolio).

Increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the three-month period ended September 30, 2005 as compared to the same three-month period of 2004 are due mainly to the increase in the number of properties owned by the Company in the comparative periods presented. As of September 30, 2004, the Total Property Portfolio consisted of 10 properties, or 4,163 units, while as of September 30, 2005, the number of properties increased to 23, or 7,083 units.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 7 properties acquired or placed in service on or prior to January 1, 2004 and owned through September 30, 2005. The Total Property Portfolio includes the effect of the additional multifamily apartment communities acquired after January 1, 2004.

	Same Property Portfolio				Total Property Portfolio
	Nine months ended September 30,				Nine months ended September 30,
			Increase /	%			Increase /	%
	2005	2004	(Decrease)	Change	2005	2004	Decrease	Change
Revenue:
Rental	$24,280,137	$23,468,446	$811,691	3.46%	$43,805,061	$25,056,663	$18,748,398	74.82%
Interest	20,391	12,745	7,646	59.99%	322,312	639,129	(316,817)	(49.57)%
Utility reimbursement	360,960	349,942	11,018	3.15%	610,164	366,194	243,970	66.62%
Other	915,300	919,797	(4,497)	(0.49)%	1,611,473	1,012,760	598,713	59.12%
Total revenue	25,576,788	24,750,930	825,858	3.34%	46,349,010	27,074,746	19,274,264	71.19%

Operating Expenses:
Operating	6,049,007	6,024,014	24,993	0.41%	11,430,617	6,747,466	4,683,151	69.41%
Maintenance	1,899,284	1,813,753	85,531	4.72%	3,460,326	1,917,889	1,542,437	80.42%
Real estate taxes	2,795,450	2,694,591	100,859	3.74%	5,101,785	2,960,411	2,141,374	72.33%
General and administrative	389,245	355,674	33,571	9.44%	2,987,930	1,020,292	1,967,638	192.85%
Management fees	1,023,655	957,801	65,854	6.88%	3,038,744	1,836,651	1,202,093	65.45%
Total operating expenses	12,156,641	11,845,833	310,808	2.62%	26,019,402	14,482,709	11,536,693	79.66%

Net Operating Income	13,420,147	12,905,097	515,050	3.99%	20,329,608	12,592,037	7,737,571	61.45%

Non-operating expenses:
Depreciation	7,742,933	7,106,879	636,054	8.95%	14,698,314	7,658,724	7,039,590	91.92%
Interest	7,667,322	7,299,462	367,860	5.04%	12,399,147	7,554,562	4,844,585	64.13%
Loss on sale of securities	0	0	0	0%	0	163,630	(163,630)	(100.00)%
Loss on extinguishment of debt	0	0	0	0%	80,017	0	80,017	100.00%
Amortization of acquired in-place leases and tenant relationships	0	954,903	(954,903)	(100)%	2,834,713	1,134,188	1,700,525	149.93%

Total non-operating expenses	15,410,255	15,361,244	49,011	0.32%	30,012,191	16,511,104	13,501,087	81.77%

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	$(1,990,108)	$(2,456,147)	$466,039	18.97%	$(9,682,583)	$(3,919,067)	$(5,763,516)	(147.06)%

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004. (Same Property Portfolio).

Revenue

Rental revenue of the Same Property Portfolio increased slightly in the nine-month period ended September 30, 2005 as compared to the same period of 2004. The increase continues to be due mainly to the ongoing property rehabilitation efforts at certain properties within the Same Property Portfolio. The success of these projects persist in enhancing rental revenues as management continues to update apartment units at select properties with new kitchen and bathrooms and/or in-unit laundry equipment and is able to bring the rehabilitated units back to the market at notable rental premiums over pre-rehabilitation levels. Also contributing to the positive results is the effects of general rent increases across the Same Property Portfolio as well as stable occupancy levels in the Mid-Atlantic market. The positive trends are being partially offset by sub-markets that continue to experience softness in rental revenues related to less than anticipated occupancy levels in the Southwest market. Specifically, occupancy in the Company’s Texas market continues to trail budgeted expectations, though they are currently experiencing an improvement. Although the trend of occupancy appears to have turned the corner, revenues still suffer as rent concessions continue to prevail in the Houston and Dallas sub-markets. The improved occupancy levels remain below expectations due mainly to the continued popularity of single family home purchases which have, and to a lesser degree continue to, benefit from low interest rates and the over supply of apartment units in the sub-market. Management anticipates that rising interest rates will begin to dilute the popularity of home purchases and stabilize occupancy rates, which we believe is reflective of the positive occupancy trends in the later months of the nine-month period ended September 30, 2005.

Interest income increased slightly over the same nine-month period of 2004 due mainly to modestly higher cash balances and slightly lower interest rates, while utility reimbursement and other miscellaneous revenues remained consistent with the nine-month period ended September 30, 2004. Changes in utility reimbursement and other miscellaneous revenues were due to normal operating fluctuations for the comparative reporting periods. Miscellaneous revenues consist primarily of the various fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Overall operating expenses increased as compared to the same nine-month period of 2004. Modest increases in utility costs were offset by savings in payroll and benefits and property liability insurance. The Seasons of Laurel property contributed significantly to the utility increases as electric industry was deregulated in the market and sharp rate increases resulted. The rate increases were effective in mid 2004 and the resulting cost increases have been borne by the Company as the property does not currently pass thru utilities to its tenants. A majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property.

Maintenance expenses increased in 2005 as compared to the same period a year ago and is due mainly to increases in interior painting and other normal maintenance activities. Other recurring maintenance costs were consistent with the same period of 2004. Management believes that the proactive maintenance of its multifamily apartment communities is effective in preserving, and in some cases increasing its, occupancy levels and facilitates the reduction of vacancy and rental concessions required to operate the properties at desired occupancy levels

Real estate taxes increased for the nine-month period ended September 30, 2005 from the comparable period of 2004. The increase is due mainly to the continued escalation of assessed property valuations for assets comprising the Same Property Portfolio. The Company processes include the monitoring of increases in assessed values on its properties and the contesting and seeking of arbitration on any increase in assessed value that it considers to be unreasonable. The Company continues to expect the continuation of an upward trend in real estate tax expense as local and state governments continue to rely on property taxes as an important revenue stream.

General and administrative expenses increased for the nine-month period ended September 30, 2005. The slight overall increase is due mainly to miscellaneous legal expense at one of the properties, telephone expense and other normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio.

Management fees of the Same Property Portfolio increased slightly in the current comparable period based on increased revenues and fair market values of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the managed properties.

Non Operating Expenses

Depreciation expense of the Same Property Portfolio increased for the nine-months ended September 30, 2005 as compared to the same period of the prior year. The increased expense is a result of continued additions to the basis of fixed assets in the portfolio. The additions were driven primarily by rehabilitation projects ongoing at the various properties, and, to a lesser degree, normal capital spending activities.

Interest expense for the nine months ended September 30, 2005 increased over the comparable period of 2004. The increase is attributable to the refinancing of three property mortgages at incrementally higher principal levels than the related paid-off loans, which were partially offset by the reduced interest rates obtained on the new debt. Also, on September 30, 2005, the Company closed on the refinancing of an additional property’s mortgage at an incrementally higher principal level than the paid-off loan. The paid-off loan was a variable interest rate loan and was replaced by a fixed interest rate loan at a reduced interest rate.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004. (Total Property Portfolio).

Increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the nine-month period ended September 30, 2005 as compared to the same nine-month period of 2004 are due mainly to the increase in the number of properties owned by the Company in the comparative periods presented. As of September 30, 2004, the Total Property Portfolio consisted of 10 properties, or 4,163 units, while as of September 30, 2005, the number of properties increased to 23, or 7,083 units.

Debt to Fair Market Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of September 30, 2005, is as follows:

Debt Summary
		Weighted
	$	Average Rate

Collateralized – Fixed Rate	$339,170,319	5.11%
Total Debt as of September 30, 2005	$339,170,319	5.11%

Debt Maturity Summary

Year	$	% of Total

2005	$278,956	0.08%
2006	2,241,808	0.66%
2007	4,620,741	1.36%
2008	5,377,961	1.59%
2009	71,026,747	20.94%
Thereafter	255,624,106	75.37%
Total	$339,170,319	100.00%

The Company’s “Debt-to-Fair Market Value of Real Estate Assets” as of September 30, 2005 is presented in the following table. Fair market value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

The information regarding “Debt-to-Fair Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry, including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multifamily apartment communities, net of accumulated depreciation. At September 30, 2005, the aggregate net book value of our real estate assets was $355,654,603.

Debt-to-Fair Market Value of Real Estate Assets
as of September 30, 2005

Fair Market Value – Estimated	$525,605,000

Debt	$339,170,319

Loan-to-Value	64.53%

The debt-to-fair market value of real estate assets does not include any outstanding borrowings under the revolving credit facility. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio. As of September 30, 2005, the Company is in compliance with the covenants of the revolving credit facility.

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

The following table presents a reconciliation of GAAP net income (loss) to FFO for the three and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$(1,823,776)	$29,350	$17,069,691	$(1,898,170)
Add:
Depreciation of real property	3,537,408	2,160,186	11,640,294	6,543,521
Depreciation included in results of discontinued operations	-	-	389,520	-
Minority interest in Operating Partnership	244,025	244,025	488,050	732,075
Minority interest in properties	-	2,418	-	111,228
Amortization of acquired in-place leases and tenant relationships	755,326	361,251	2,834,713	1,134,188
Equity in loss of Multifamily Venture	23,943	58,105	67,316	160,778
Funds from operations of Multifamily Venture	47,187	43,908	228,578	10,562

Less:
Minority interest in properties	(14,964)	-	(77,900)	-
Minority interest in properties share of funds from operations	(228,945)	(111,770)	(794,417)	(275,309)
Gain on transfer of property to Multifamily Venture	-	-	-	(232,704)
Gain on disposition of real estate assets	42,732	-	(25,215,105)	-

Funds from Operations	$2,582,936	$2,787,473	$6,630,740	$6,286,169

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

The Company believes the multifamily sector will benefit from the ongoing economic recovery and favorable current demographic trends. While the apartment sector has experienced slower growth over the past four years due to rising unemployment and a significant renter migration to single family homes, a reversal of both trends is now expected to spur an apartment recovery. The economic recovery is generating increased job growth, which typically translates into household formation and rising apartment occupancy. The Company feels, for single family homebuyers over the next several years, increasing housing costs and potentially higher interest rates may make purchases increasingly expensive and out of reach. In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the initial wave of echo boomers (age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable and revolving credit facility as of September 30, 2005.

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed Rate Debt	$ 278,956	$ 2,241,808	$4,620,741	$5,377,961	$71,026,747	$255,624,106	$339,170,319
Average Interest Rate	5.38%	5.27%	5.13%	5.12%	5.52%	4.85%	5.11%

The level of market interest rate risk remained relatively consistent from December 31, 2004 to September 30, 2005.

As of September 30, 2005, none of the Company’s outstanding debt is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have an impact on interest expense as all of the outstanding mortgage debt is at fixed interest rates.

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty – OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp
Capital Associates, as Administrative Agent. (Incorporated by reference to Exhibit No. 10.1 to the
Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2005).

10.2	Purchase and Sale Agreement between SCP Apartments, L.L.C., and Madison – Clinton – Tampa, L.L.C.,
each an Alabama limited liability company and Berkshire Income Realty – OP, L.P., a Delaware limited partnership or its nominee, dated August 3, 2005. (Incorporated by reference to Exhibit No. 10.1 to the
Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2005).

10.3	Agreement of Limited Partnership of Berkshire Multifamily Value Fund, L.P., dated August 12, 2005.

10.4	Subscription Agreement between Berkshire Multifamily Value Fund, L.P. and Berkshire Income Realty, Inc. dated August 12, 2005.

10.5	Letter Agreement between Berkshire Multifamily Value Fund, L.P. and Berkshire Income Realty, Inc. dated August 12, 2005.

31.1	Certification of Principal Executive Officer Pursuant of 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant of 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
November 14, 2005	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

November 14, 2005	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer

