Form 10-K
period 2005-12-31
BERKSHIRE INCOME REALTY INC
filed 2006-03-29
CIK 1178862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 001-31659

Berkshire Income Realty, Inc.

State of Incorporation - Maryland

Internal Revenue Service – Employer Identification No. 32-0024337

One Beacon Street, Boston, Massachusetts 02108

(617) 523-7722

Securities registered pursuant to Section 12(b) of the Act:	Yes

Title of Class	Name of each exchange on which registered

Series A 9% Cumulative Redeemable Preferred Stock	American Stock Exchange
___________________________________________________	____________________________________

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [	]	No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [	]	No [ X ]

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Act).

Large Accelerated Filer	[	]	Accelerated Filer	[	]	Non-accelerated filer [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ X ]	No [	]

?

Aggregate market value of voting securities held by non-affiliates: Not applicable.

There were 1,406,196 shares of Class B common stock outstanding as of March 29, 2006.

Documents incorporated by reference: Certain documents incorporated by reference are listed in the Exhibit Index herein.

The are a total of 110 pages comprising this Form 10-K

SPECIAL NOTE REGARD FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP, (“BVF” or the “Fund”) availability of capital, interest rates and interest rate spreads, changes in generally accepted accounting principles and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A. “Risk Factors” and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the “SEC”).

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

PART I

ITEM 1.	BUSINESS

Executive Summary

Berkshire Income Realty, Inc. (the “Company” or “BIR”) sustained its trend of productive operations during 2005. BIR expanded its property holdings with the acquisition of interests in six properties in transactions that approximated $134,000,000 of aggregate market value at the time of purchase. The Company also made a commitment to invest $23,400,000 of capital in the Berkshire Multifamily Value Fund, a limited partnership, and affiliate of the Company, of which approximately $1,500,000 has been invested as of the end of the year.

Additionally, the Company fixed interest rates on more than $120,000,000 of both new and refinanced mortgages, overall occupancies trends at the Same Portfolio Properties (properties acquired or placed in service prior to January 1, 2004) continue to be positive and the Company continued its strategy of exploring and implementing renovation opportunities at the portfolio properties.

For the first time, BIR was successful in acquiring two properties pursuant to winning bids at foreclosure auction, a strategy the Company continues to explore. Additionally, after receiving an unsolicited offer for one of its Florida properties, the Company accepted the offer and sold its first property. The proceeds from the sale were immediately reinvested in the purchase of substitute property. Finally, of the six new multifamily apartment communities acquired during the year, one purchase represented entry into North Carolina, a new market for BIR.

During 2005, in the wake of rising interest rates, the Company continued to aggressively finance and refinanced its portfolio to take advantage of rising, but still historic low mortgage rates. Fixed rate mortgages of $115,949,000 were financed on newly acquired properties during the year at an average interest rate of approximately 5.2% and a

$3,320,000 variable interest rate mortgage was replaced, with a $4,100,000 fixed interest rate mortgage, reducing the then current variable rate of 5.7% to a fixed interest rate of 5.17%.

In 2005, occupancy levels stabilized in the low 90% range which was relatively consistent with average levels from the prior year at the Same Portfolio Properties. Occupancy levels benefit from the Company’s strategy for setting rental rates, which generally tries to balance occupancy with rental increases to achieve market level occupancy rates. In periods of market softness, BIR will offer short-term rental concessions to new and renewing tenants to maintain occupancy without producing significant fluctuations in market rental rates. This strategy allows the Company to react more quickly to temporary changes in market conditions without obligating the Company to long-term commitments of lowered rental rates.

The substantial renovation of various portfolio properties continues to yield positive financial results in 2005. Seasons of Laurel in Maryland, which began 2003, was approximately 80% complete at year end and continues to meet targeted expectations with respect to return on capital invested and is currently expected to be completed in the third quarter of 2006. The retro fit of Hannibal Grove in Maryland to provide in unit washer and dryer connections and renovation of kitchens and bathrooms is progressing as well as other major projects approved and implemented during 2005 at the Yorktowne and Brompton properties, in Maryland and Texas, respectively.

In 2006, the Company will continue exploring acquisition sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate and foreclosure auctions. BIR received an offer for the purchase of another of its Florida multifamily apartment communities in early 2006. In relation to the offer, the Company executed an agreement to sell the property and currently expects to close in the second quarter of 2006. The Company intends to reinvest its proceeds from the sale in a substitute property, if a suitable opportunity can be identified.

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, organized on July 19, 2002. The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities. Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to Board of Director (“Board”) oversight. Refer to Item 13 – Certain Relationships and Related Transactions and Notes to the Consolidated Financial Statements, Note 14 –Related Party Transactions of this Form 10-K for additional information about the Advisor.

Business

In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers (the “Offering”) to issue its 9% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”) in exchange for interests (“Interests”) in the following six mortgage funds: Krupp Government Income Trust (“GIT”), Krupp Government Income Trust II (“GIT II”), Krupp Insured Mortgage Limited Partnership (“KIM”), Krupp Insured Plus Limited Partnership (“KIP”), Krupp Insured Plus II Limited Partnership (“KIP II”), and Krupp Insured Plus III Limited Partnership (“KIP III”) (collectively, the “Mortgage Funds”). For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to issue its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of preferred shares reflected in the financial statements of the Company.

On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 Preferred Shares, with a $25.00 liquidation preference per share. The Preferred Shares were issued in exchange for Interests in the six Mortgage Funds referred to above. For each Interest in the Mortgage Funds that was validly tendered and not withdrawn in the Offering, the Company issued its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) in

exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

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

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), and its general partner, Gables of Texas, L.L.C., also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired all of the interests in Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas, L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable). The Gables Apartments is a contiguous property to Walden Pond Apartments; the Company owns both communities and currently operates them as one community under the name Walden Pond/Gable Apartments.

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

On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol “BIR.pr.a”.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub, L.L.C., a newly formed Delaware limited liability Company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multifamily apartment community located in Pompano, Florida that is referred to as Windward Lakes Apartments. The former general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. The acquisition was approved by the audit committee of the Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange. At the time of the contribution, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company through KRF Company’s ownership of such shares and their 100% indirect ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

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

On January 28, 2004, our Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multifamily apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms-length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. The purchase price was funded with available cash and new first mortgage financing. Effective May 1, 2004, the Company consummated a multifamily venture relationship (the “Multifamily Venture”) with an unaffiliated third party (the “Venture Partner”) whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Venture, the Venture Partner contributed, in cash, 65% of the total Multifamily Venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution representing a return of capital of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties received proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to, in addition to its 35% pro rata share, additional distributions equal to approximately 30% of the distributions otherwise payable to the Venture Partner. The Operating Partnership is the managing member of the L.L.C. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment.

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

On November 4, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Arboretum L.L.C. and BIR Silver Hill L.L.C., purchased Arboretum Place Apartments (“Arboretum”) and Silver Hill at Arboretum Apartments (“Silver Hill”), respectively, from an unaffiliated third party. Arboretum is a 184 unit multifamily apartment community located in Newport News, Virginia. Silver Hill is a 153 unit multifamily apartment community also located in Newport News, Virginia. The gross purchase price for Arboretum and Silver Hill was $10,575,000 and $4,350,000, respectively. The properties were purchased subject to the assumption of the existing mortgages outstanding on the properties with a face value of approximately $5,929,000 and $3,444,000, respectively. The purchase price, net of assumed debt, was paid from available cash. Pursuant to the provisions of SFAS No. 141, “Business Combinations”, the assumed mortgages were recorded at fair value, based on the present value of the amounts to be paid under the obligations. The fair market value of the debt assumed on Arboretum and Silver Hill is $6,894,193 and $4,010,241, respectively. Additionally, on November 4, 2004, the Company acquired the vacant land adjacent to Arboretum for $1,500,000 from F.C. Arboretum Land Associates, L.P., an unaffiliated third party. The purchase of the land was funded with available cash.

Effective September 24, 2004, the Operating Partnership consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unaffiliated third party, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the partnership interests purchased from Capital Realty Investors-II Limited Partnership (“CRI”). Under the terms of the limited liability company agreement governing JV BIR/ERI, the Operating Partnership own a 58% interest as the managing member and ERI owns the remaining 42% interest. All profits and losses are shared by the Operating Partnership and ERI on a pro rata basis according to their respective ownership interests. Affiliates of the Operating Partnership are entitled to perform asset management and property management services and receive fees in payment thereof. The Company evaluated its investment in JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R, Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures or Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Therefore the Company has consolidated the investment under Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) based on its controlling interest in the subsidiary.

On November 17, 2004, the Operating Partnership, through JV BIR/ERI, consummated the acquisition of 100% of the outstanding limited and general partner interests of Arrowhead Apartments Associates Limited Partnership, the fee owner of Arrowhead Apartments (“Arrowhead”), a 200 unit multifamily apartment community located in Palatine, Illinois, and Moorings Apartments Associates Limited Partnership, the fee owner of Moorings Apartments (“Moorings”), a 216 unit multifamily apartment community located in Roselle, Illinois. The net purchase price for the Arrowhead and Moorings interests was $1,313,392 and $416,455, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Arrowhead and Moorings interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of defeasance. JV BIR/ERI exercised its right of defeasance and extinguished the outstanding mortgage obligations of approximately $7,431,000 and $8,801,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from ERI.

On December 28, 2004, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Yorktowne, L.L.C., consummated the acquisition of 100% of the fee simple interest of Yorktowne at Olde Mill Apartments (“Yorktowne”), a 216 unit multifamily apartment community located in Millersville, Maryland, from EQR-Yorktowne Vistas, Inc., an unaffiliated third party, for $21,500,000, plus customary closing costs. The purchase price was paid from available cash. On January 26, 2005, the Company closed on $16,125,000 of first mortgage debt at a fixed interest rate of 5.13% for ten years collateralized by the Yorktowne property.

On December 29, 2004, the Operating Partnership, through JV BIR/ERI, consummated the acquisition of 100% of the outstanding limited and general partner interests of Blackburn Associates Limited Partnership, the fee owner of

Country Place I Apartments (“Country Place I”), a 192 unit multifamily apartment community located in Burtonsville, Maryland, and Second Blackburn Associates Limited Partnership, the fee owner of Country Place II Apartments (“Country Place II”), a 120 unit multifamily apartment community also located in Burtonsville, Maryland. The net purchase price for the Country Place I and Country Place II interests was $7,769,720 and $5,054,677, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Country Place I and Country Place II interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of prepayment. JV BIR/ERI exercised its right of prepayment on the purchase date and extinguished the outstanding mortgage obligations of approximately $6,728,000 and $4,078,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from ERI.

On February 15, 2005, the Operating Partnership and its newly formed and wholly owned subsidiary, BIR Westchester West, L.L.C., consummated the acquisition of 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership (collectively, the “Seller”). The Seller is an affiliate of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition, which was undertaken in an effort to invest available funds and to increase the number of properties in the Company’s portfolio, was approved by the Audit Committee of the Board of the Company, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The purchase price and related closing costs were funded through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% and matures on March 1, 2015.

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

The transaction was complete and the purchase price allocation was final as of December 31, 2005. There are no contingent payments, options or commitments outstanding associated with the acquisition and the results of operations for Westchester West have been reflected in the consolidated results of the Company for the period February 15, 2005 to December 31, 2005. Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period. The Company considers the acquisition of Westchester West an individually significant acquisition and has reflected the acquisition in the proforma financial statements presented in note 16 to the financial statements of this Form 10-K.

On March 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Brompton Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Waters on Brompton, a 362 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The Company operates the property under the name Berkshires on Brompton Apartments. The acquisition was consummated pursuant to a winning bid placed on the property at foreclosure auction. The successful bid was $14,400,000 and was immediately paid from available cash.

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

On June 22, 2005, the Operating Partnership completed the sale of 100% of the fee simple interest of Windward Lakes Apartments (“Windward Lakes”), a 276-unit multifamily apartment community located in Pompano, Florida, to an unaffiliated third party for a sale price of $34,725,000. The sale price, which was subject to normal operating pro rations, was received immediately in cash. The operating results of Windward Lakes have been presented in the consolidated statement of operations included in this Form 10-K, as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

As of December 31, 2005, the transaction and the purchase price allocation are subject to final adjustment pursuant to an outstanding commitment under the agreement for the seller to build 18 additional apartment units and 48 garages on the property. The Company is negotiating the final details of the outstanding commitment and currently anticipates finalizing the transaction in the first quarter of 2006.

The results of operations for Lakeridge Apartments have been reflected in the consolidated results of the Company for the period July 1, 2005 to December 31, 2005. Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period. The Company considers the acquisition of Lakeridge Apartments an individually significant acquisition and has reflected the acquisition in the proforma financial statements presented in note 16 to the financial statements of this Form 10-K.

On August 12, 2005, the Company, together with affiliates, entered into a subscription agreement to invest in BVF, an affiliate of the Advisor. Under the terms of the agreement and the related limited partnership agreement, the Company will invest up to $23,400,000, or approximately 7%, of the total capital of BVF. The Fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months, and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended, (“1031 Exchanges”) without limit. The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of the Fund. The Company will account for its investments in the Fund under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment.

Management has evaluated these restrictions and believes that they will not materially impact the Company. Management believes the Company had invested substantially all of its available capital, as of the date of the subscription agreement, and due to the Company’s ability to consummate 1031 Exchanges with existing properties, will not be significantly restricted in its ability to appropriately manage its investments. As of December 31, 2005, BVF has made an initial capital call, as provided for in the BVF partnership agreement, and as a result the Company has made an investment of $1,540,165 in BVF.

On November 18, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR – Savannah. L.L.C., consummated the acquisition of 100% of the fee simple interest of Savannah at Citrus Park Apartments, a 264-unit multifamily apartment community located in Tampa, Florida, from two unaffiliated third parties. The purchase price was $27,520,000, and was subject to normal operating prorations, apportionments and adjustments as provided for in the applicable purchase and sale agreement. Additionally, the cash portion of the purchase price was reduced by the $15,720,000 principal balance of an existing first mortgage loan on the property that was assumed by the Company, upon its obtaining all necessary approvals from the lender. The mortgage was recorded at its fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligation. The remaining $11,800,000 balance of the purchase price was paid from available cash.

On January 4, 2006, the Operating Partnership, through its subsidiaries JV Marina Mile, LLC, and BIR I, LLC, entered into a purchase and sale agreement to sell The Berkshires at Marina Mile Apartments, a 306 unit multifamily apartment community located in Ft Lauderdale, Florida, to an unaffiliated third party. The sales price of the property is $41,978,700, as amended by an amendment to the purchase and sale agreement, and is subject to normal operating prorations and adjustments as provided for in the agreement. The Company has structured the transaction as a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and intends to reinvest its share of the proceeds from the sale of Marina Mile in the purchase of a qualified replacement property. The Company currently expects to close on the sale of the property in the first quarter of 2006, subject to certain conditions.

During 2005, the Company received a final liquidating distribution from GIT II, the last of the Mortgage Funds outstanding. The Company accounted for its investment in the Mortgage Funds using the equity method of accounting and as of December 31, 2005, such investment has been reflected as $0 on the balance sheet.

The Company owns parcels of land held for development at certain of its multifamily apartment communities, which it currently intends to develop. Development of the available land is likely to include additional apartment units as well as other amenities such as private garages that would be available for lease by tenants for an additional fee.

The Company is currently evaluating the development projects and has not committed to the construction as of December 31, 2005.

The Company does not have any employees. Its day-to-day business is managed by Berkshire Advisor, an affiliate of KRF Company, the holder of the majority of our common stock, which has been retained pursuant to the advisory services agreement described under Item 13. Our properties were managed by BRI OP Limited Partnership pursuant to property management agreements described under Item 13 until December 31, 2004. As of January 1, 2005, Berkshire Advisor assumed property management responsibilities under the various property management agreements.

Our principal executive offices are located at One Beacon Street, Suite 1500, Boston, Massachusetts 02108 and our telephone number at that address is (617) 523-7722.

We are required to file annual, quarterly, and current reports, and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. The Company voluntarily provides, free of charge, paper or electronic copies of all filings upon request. Additionally, all filings are available free of charge on our website. Our Internet address is http://www.berkshireincomerealty.com.

ITEM 1A.	RISK FACTORS

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

We intend to operate in a manner to allow us to qualify as a REIT for federal income tax purposes. Although we believe that we have been organized and will operate in this manner, we cannot be certain that we will be able to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), or to remain so qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, our qualification as a REIT depends upon the qualification of certain of our investments as REITs. In addition, we cannot be certain that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the qualification as a REIT or the federal income tax consequences of this qualification. We are not aware of any proposal currently being considered by Congress to amend the tax laws in a manner that would materially and adversely affect our ability to operate as a REIT.

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

We anticipate funding any required capital improvements on our properties using cash flow from operations, cash reserves or additional financing if necessary. However, the anticipated sources of funding may not be sufficient to make the necessary improvements. If our cash flow from operations and cash reserves proves to be insufficient, we might have to fund the capital improvements by borrowing money. If we are unable to borrow money on favorable terms, or at all, we may not be able to make necessary capital improvements, which could harm our financial condition.

Our tenants-in-common or future venture partners may have interests or goals that conflict with ours, which may restrict our ability to manage some of our investments and adversely affect our results of operations.

One or more of our properties that we acquire may be owned through tenancies-in-common or by venture partnerships between us and the seller of the property, an independent third party or another investment entity sponsored by our affiliates. Our investment through tenancies-in-common or in venture partnerships that own properties may, under certain circumstances, involve risks that would not otherwise be present. For example, our tenant-in-common or venture partner may experience financial difficulties and may at any time have economic or business interests or goals that are inconsistent with our economic or business interests or our policies or goals. In addition, actions by, or litigation involving, any tenant-in-common or venture partner might subject the property owned through a tenancy-in-common or by the venture to liabilities in excess of those contemplated by the terms of the tenant-in-common or venture agreement. Also, there is a risk of impasse between the parties since generally either party may disagree with a proposed transaction involving the property owned through a tenancy-in-common or venture and impede any proposed action, including the sale or other disposition of the property.

Our inability to dispose of a property we may acquire in the future without the consent of a tenant-in-common or venture partner would increase the risk that we could be unable to dispose of the property, or dispose of it promptly, in response to economic or other conditions. The inability to respond promptly to changes in performance of the property could adversely affect our financial condition and results of operations.

We may face significant competition and we may not compete successfully.

We may face significant competition in seeking investments including our affiliate Berkshire Multifamily Value Fund. We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REIT’s, institutional investors and other investors, including companies that may be affiliated with the Advisor. When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

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

Under our current investment policies, we may not incur indebtedness if by doing so our ratio of debt to total assets, at fair market value, exceeds 75%. However, we may reevaluate our borrowing policies from time to time, and the Board may change our investment policies without the consent of our stockholders. At December 31, 2005 and 2004, our ratio of debt to total assets, at fair market value, was 60.77% and 70.00%, respectively.

Our insurance on our real estate may not cover all losses.

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some types of losses, such as from terrorism, are uninsurable or not insurable on economically feasible terms. In addition, many insurance carriers are excluding asbestos-related claims and most mold-related claims from standard policies, pricing asbestos and mold endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we have not obtained insurance for asbestos-related claims or all mold-related risks. We have obtained a limited amount of terrorism insurance, which we determined was economically feasible, that would cover losses at any of our properties according to the policy specifications and up to the insured limit. We continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase additional levels of coverage for terrorism, or insurance for asbestos or mold, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature could adversely affect us.

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss. The deductibles applicable to an insured loss caused by “Named Storms”, as defined in the insurance policy, which are usually in the form of a hurricane, at certain of the properties we operate, are higher than deductibles for other insured losses covered by the policy. Specifically, the deductibles for “Named Storms” are based on a percentage of the insured property value with a specific minimum amount. Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a “Named Storm” in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and even higher amounts for insured losses caused by a “Named Storm” in the counties of Dade, Broward and Palm Beach, Florida. In addition to the higher deductibles, coverage also differs as some types of losses are specifically excluded when the cause of the loss is a “Named Storm”. Examples of items excluded from coverage include fencing and landscape items, such as trees. Losses resulting from Named storms could adversely affect us.

Environmental compliance costs and liabilities with respect to our real estate may adversely affect our results of operations.

Our operating costs may be affected by our obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to the assets, or loans collateralized by assets, with environmental problems that materially impair the value of assets. Under various federal, state or local environmental laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances may be substantial. In addition, the owner’s liability as to any property is generally not limited under these laws, ordinances and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of hazardous or toxic substances, or the failure to remediate properly, may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Under these laws, ordinances and regulations, an owner or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos, at a disposal facility may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the facility, whether or not the facility is owned or operated by the owner or entity. In connection with the ownership of any of our properties, or participation in ventures, or the disposal of hazardous or toxic substances, we may be liable for any of these costs.

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

We are not aware of any environmental liability relating to our properties that we believe would have a material adverse effect on our business, assets or results of operations. Nevertheless, it is possible that there are material environmental liabilities of which we are unaware with respect to our properties. Moreover, we cannot be certain that future laws, ordinances or regulations will not impose material environmental liabilities or that the current environmental condition of our properties will not be affected by residents and occupants of our properties, by the uses or condition of properties in the vicinity of our properties, such as leaking underground storage tanks, or by third parties unaffiliated with us.

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

Our multifamily residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of our properties where such removal is "readily achievable." The ADA does not, however, consider residential properties to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. We believe that our properties comply in all material respects with all current requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition.

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

We have entered into a contract with Berkshire Advisor (which we refer to as the advisory services agreement) under which Berkshire Advisor is obligated to manage our portfolio and identify investment opportunities consistent with our investment policies and objectives, as the Board may adopt from time to time. Although the Board has continuing exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, the Board initially has delegated to Berkshire Advisor, subject to the supervision and review of our Board, the power and duty to make decisions relating to the day-to-day management and operation of our business. We generally utilize officers of Berkshire Advisor to provide our services and employ only a few individuals as our officers, none of whom are compensated by us for their services to us as our officers. We believe that our success depends to a significant extent upon the experience of Berkshire Advisor's officers, whose continued service is not guaranteed. We have no separate facilities and are completely reliant on Berkshire Advisor, which has significant discretion as to the implementation of our operating policies and strategies. We face the risk that Berkshire Advisor could terminate the advisory services agreement and we may not find a suitable replacement at the same cost with similar experience and ability. However, we believe that so long as KRF Company, which is an affiliate of Berkshire Advisor, continues to own a significant amount of our common stock, Berkshire Advisor will not terminate the advisory services agreement. Although KRF Company currently owns all of our common stock, we cannot be certain that KRF Company will continue to do so.

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

Through December 31, 2005, our property manager, an affiliate of Berkshire Advisor, in most cases provided on-site management services for our properties. Our directors who are affiliates of our property manager might be subject to conflicts of interest in their dealings with our property manager. In order to mitigate these conflicts, the renegotiation, renewal or termination of the property management agreements requires the approval of the audit committee of the Board (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange). As of January 1, 2005, Berkshire Advisor assumed the role of property manager for our properties, under the same terms as the agreements with the prior property manager.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2005 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired	(Unaudited) Total Units	Ownership Interest	(Unaudited) 2005 Occupancy (2)

Century	Cockeysville, Maryland	1984	468	75.82%	95.09%
Dorsey’s Forge	Columbia, Maryland	1983	251	91.38%	95.64%
Hannibal Grove	Columbia, Maryland	1983	316	91.38%	93.62%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	90.31%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	89.36%
St. Marin/Karrington	Coppell, Texas	2003	600	100.00%	94.07%
Laurel Woods	Austin, Texas	2004	150	100.00%	92.76%
Bear Creek	Dallas, Texas	2004	152	100.00%	84.73%
Bridgewater	Hampton, Virginia	2004	216	100.00%	96.55%
Trellis	Newport News, Virginia	2004	176	100.00%	93.61%
Arboretum	Newport News, Virginia	2004	184	100.00%	96.65%
Silver Hill	Newport News, Virginia	2004	153	100.00%	96.79%
Arrowhead	Palatine, Illinois	2004	200	58.00%	92.58%
Moorings	Roselle, Illinois	2004	216	58.00%	94.77%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	96.60%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	97.10%
Yorktowne	Millersville, Maryland	2004	216	100.00%	84.70%
Westchester West	Silver Spring, Maryland	2005	345	100.00%	96.71%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	77.52%
Berkshires at Westchase	Houston, Texas	2005	324	100.00%	81.17%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	81.79%
Lakeridge	Hampton, Virginia	2005	282	100.00%	96.54%
Savannah at Citrus Park	Tampa, Florida	2005	264	100.00%	95.93%
			7,041
Marina Mile (1)	Fort Lauderdale, Florida	2004	306	35.00%	98.30%
Total			7,347

All of the properties in the above table, with the exception of Bear Creek and the Arboretum Land, are encumbered by mortgages as of December 31, 2005.

(1) – The Company owns a 35% interest in Marina Mile, an unconsolidated multifamily venture.

(2) – Represents the average year-to-date physical occupancy.

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

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company. During 2005, the Company declared a cash dividend on its common stock for each of the quarters ended March 31, June 30, September 30, and December 31, 2005. The per share amount of the dividends paid in the quarters ended March 31 and June 30 was $0.004656, $0.004249 for the quarter ended September 30 and $0.101977 for the quarter ended December 31, 2005. The Company plans to declare cash dividends on its outstanding common stock in the future.

Refer to Item 12 herein for disclosures relating to the Company's equity compensation plans.

On June 20, 2005, the Company issued and sold an aggregate of 122,883 shares of its Class B Common Stock (the “Stock”) to individuals deemed to be executive officers of the Company for an aggregate purchase price of approximately $290,000, paid in cash, in a transaction made in compliance with Rule 506 promulgated under the Securities Act of 1933, as amended (the “Act”), and therefore exempt from the registration requirements of Section 5 of the Act. The exemption was available with respect to the sale and issuance of the Stock due to the limited number of purchasers of the Stock and their status as accredited investors.

During the period October 1, 2005 to December 31, 2005, no purchases of any of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, were made by or on behalf of the Company or any "affiliated purchaser."

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. for a discussion of the entities that comprise the Company. The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” and the financial statements of the Company (including the related notes contained therein). See the “Index to Financial Statements and Financial Statement Schedule” on page 69 to this report.

Selected financial data for the years ended December 31, 2004 and 2003 have been revised to reflect the sale of Windward Lakes in 2005. The operating results of Windward Lakes for 2004 and 2003 have been reclassed to discontinued operations to provide comparable information to 2005. No reclass of operating results was required for the years ended 2002 and 2001 as there was no activity related to Windward Lakes as the Company acquired the property in 2003.

	Berkshire Income Realty, Inc.
	December 31,
	Company	Company	Company	Predecessor	Predecessor
	2005	2004	2003	2002	2001
Operating Data:
Revenue	$63,991,266	$37,541,446	$28,581,412	$28,359,756	$27,788,117
Equity in income of Mortgage Funds	3,040,732	3,392,585	6,720,746	-	-
Depreciation	21,107,820	10,823,256	7,508,833	5,877,594	5,379,034
Income (loss) before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, discontinued operations and gain on transfer of property to Multifamily Venture	(13,391,978)	(7,119,015)	(1,911,768)	1,557,596	(5,028,901)
Net income (loss) from continuing operations	(17,722,083)	(7,911,187)	3,933,385	37,596	(4,800,901)
Income (loss) from discontinued operations	24,110,830	(133,168)	(291,125)	-	-
Net income (loss)	6,388,747	(7,811,651)	3,642,260	37,596	(4,800,901)
Net loss available to common shareholders	(312,049)	(14,512,465)	(1,308,998)	-	-
Net income (loss) from continuing operations per common share, basic and diluted	$(13.14)	$(6.16)	$4.15	$-	$-
Net income (loss) from discontinued operations per common share, basic and diluted	$17.87	$(0.10)	$(0.31)	$-	$-
Net loss per common share – basic and diluted	$(0.23)	$(11.31)	$(1.38)	$-	$-
Weighted average common shares outstanding - basic and diluted	1,348,963	1,283,313	948,733	-	-
Cash dividends declared on common OP Units and Shares	$7,500,000	$1,000,000	$750,000	$-	$-

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$510,957,049	$374,508,276	$247,832,637	$189,055,522	$185,759,899
Real estate, after accumulated depreciation	384,046,110	260,554,434	145,222,916	94,343,424	96,925,395
Cash and cash equivalents	22,134,658	31,913,045	42,145,947	4,852,257	4,395,110
Total assets	425,661,892	321,105,499	238,875,093	105,472,654	107,099,133
Total long term obligations	370,521,700	268,716,955	184,471,204	122,318,027	93,380,165
Minority interest in properties	7,003,446	7,422,481	-	-	619,000
Stockholders’ equity (deficit)	32,923,388	33,235,183	47,757,319	(22,526,662)	8,454,523

Other Data:
Total multifamily apartment communities (at end of year)	24	18	7	6	6
Total apartment units (at end of year)	7,347	5,836	3,555	2,815	2,815
Funds from operations (1)	$8,233,802	$6,532,120	$10,623,663	$5,903,432	$-
Cash flows (used in) provided by operating activities	$14,115,221	$9,638,906	$7,809,045	$7,552,654	$(3,916,442)
Cash flows used in investing activities	(109,371,965)	(76,698,381)	(24,189,632)	(3,497,694)	(33,240,651)
Cash flows (used in) provided by financing activities	85,478,357	56,826,573	53,674,277	(3,597,813)	33,359,493

(1) - The Company has adopted the revised definition of Funds from Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company; FFO should be considered in conjunction with net income as presented in the financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

The Company’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance; FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our financial statements. The Company did not have common shares or Operating Partnership units and shares outstanding for the years ended December 31, 2000, 2001 and 2002.

The following is a reconciliation of GAAP net income (loss) to FFO:

	December 31,
	2005	2004	2003
Net income (loss)	$6,388,747	$(7,811,651)	$3,642,260
Add:
Depreciation of real property	16,727,642	8,964,346	6,288,282
Depreciation of real property included in results of discontinued operations	388,541	-	-
Minority interest in Operating Partnership	7,320,750	976,100	732,075
Minority interest in properties	-	2,932,572	143,518
Amortization of acquired in-place leases and tenant relationships	3,321,236	1,603,612	212,200
Equity in loss of Multifamily Venture	163,587	276,085	-
Funds from operations of Multifamily Venture	230,445	-	-

Less:
Minority interest in properties	(83,063)	-	-
Funds from operations of Multifamily Venture	-	(1,260)	-
Minority interest in properties share of funds from operations	(1,008,978)	(174,980)	(394,672)
Gain on transfer of property to Multifamily Venture	-	(232,704)	-
Gain on disposition of real estate assets	(25,215,105)	-	-

Funds from Operations	$8,233,802	$6,532,120	$10,623,663

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC. (FORMERLY BERKSHIRE INCOME REALTY PREDECESSOR GROUP)

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of the information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisition, (including any related pro forma financial information) future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, we cannot be certain that our expectation will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions and sales, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP and continued access to capital to fund growth. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

Overview

The Company is engaged primarily in the ownership, acquisition and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of March 24, 2006, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the year ended December 31, 2005 included the following:

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

•

On March 1, 2005, the Company completed the acquisition of Waters on Brompton Apartments in Houston, Texas, from a third party for $14,400,000 pursuant to a winning bid at foreclosure auction. The multifamily apartment community has 362 units. The Company operates the property under the name Berkshires on Brompton.

•

On March 30, 2005, the Company completed the acquisition of Antilles Apartment Homes in Houston, Texas from a third party for $9,900,000. The multifamily apartment community has 324 units. The Company operates the property under the name The Berkshires at Westchase.

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

•

On June 22, 2005, the Company completed the sale of Windward Lakes Apartments in Pompano, Florida to a third party for $34,725,000. Pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, the Company reinvested the proceeds from the sale of Windward Lakes in the acquisition of Lake Ridge Apartments on July 1, 2005.

•

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility, in the amount of $20,000,000, was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The facility has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through arms-length negotiations and were approved by the Audit Committee of the Board of Directors of the Company, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange.

•

On July 1, 2005, the Company completed the acquisition of Lake Ridge Apartments in Hampton, Virginia, from a third party for $34,344,000. The multifamily apartment community has 282 units. The Company operates the property under the name Lakeridge Apartments.

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

•

On August 12, 2005, the Company, together with affiliates, entered into a subscription agreement to invest in BVF, an affiliate of the Advisor. Under the terms of the agreement and the related limited partnership agreement, the Company will invest up to $23,400,000, or approximately 7%, of the total capital of BVF.

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

•

On November 4, 2005, the Company closed on the financing of $3,417,000, $2,324,000 and $4,563,000 of second mortgage debt on the Century, Dorsey’s Forge and Hannibal Grove properties, respectively. The interest rates are fixed at 6.12% for each loan and all loans are for a term of 8 years. The loans mature contemporaneously with the first mortgage debt of each property.

•

On November 18, 2005, the Company completed the acquisition of Savannah at Citrus Park in Tampa, Florida from an unaffiliated third party for $27,250,000. The multifamily apartment community has 264 units. The cash portion of the purchase price was reduced by $15,720,000 of principal of first mortgage debt that was assumed by the Company. The interest rate is fixed at 5.21% for the remaining term of approximately 4 years.

•	On December 16, 2005, the Company closed on the financing of $5,750,000 of first mortgage debt on the Riverbirch property. The interest rate is fixed at 5.57% for a term of 10 years.

•	On December 21, 2005, the Company made its initial contribution of capital to Berkshire Multifamily Value Fund, L.P. pursuant to a capital call by BVF. The contribution amounted to $1,540,165.

Acquisition Strategy

The Company continues to seek out market rate core and core-plus acquisitions as it grows its portfolio. However, it is facing significant competition in many of the markets where it intends to invest. To broaden the scope of its acquisition sourcing efforts the Company continues to seek non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions. We believe that this broadened approach will provide additional opportunities to acquire multifamily apartment communities that otherwise would not exist in the highly competitive markets in which we are seeking to buy.

Financing and Capital Strategy

In select instances the Company evaluates opportunities available through venture relationships with institutional real estate investors on certain acquisitions. This strategy will allow the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments. A venture strategy will allow us to acquire more multifamily apartment communities than our current capital base would allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by, the Berkshire Multifamily Value Fund, L.P. (the “Fund”). The investment was also approved by the audit committee of the Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The Fund, which was sponsored by our affiliate, Berkshire Advisors, was formed in August of 2005 and successfully raised equity in excess of expectations. The Company has committed to invest $23,400,000, or approximately 7%, in the Fund and has made an initial contribution of $1,540,165 as of December 31, 2005. The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of the Fund. The Company will account for its investments in the Fund under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment.

The investment objectives of the Fund are similar to those of the Company and under the terms of the Fund, Berkshire Advisors is generally required to present investment opportunities, which meet the Fund’s investment criteria, only to the Fund. However, the Company has invested the bulk of its available capital by the end of the third quarter of 2005 and intends to finance its commitment to the Fund with proceeds from the refinancing of properties in its portfolio. Under the proposed terms of the Fund, the Company has the right to acquire assets that: (i) satisfy the requirements of Section 1031 of the Internal Revenue Code for like-kind exchanges for properties held by the Company or (ii) involve less than $8,000,000 of equity capital in any 12-month period if such capital is generated as a result of refinancing of debts of the Company.

The Company owns parcels of land held for development at certain of its multifamily apartment communities, which it currently intends to develop. Development of the available land is likely to include additional apartment units as well as other amenities such as private garages that would be available for lease by tenants for an additional fee. The Company is currently evaluating the development projects and has not committed to the construction as of December 31, 2005.

Critical Accounting Policies

The discussion below describes what we believe are the critical accounting policies that affect the Company’s more significant judgments and the estimates used in the preparation of its financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Company’s financial statements and related notes. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the Company’s financial statements.

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

Management may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses may include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired.

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

Revenue Recognition

The properties are leased under terms of leases that are generally one year or less. Rental revenue is recognized when earned. Recoveries from tenants for utility expenses are recognized in the period the applicable costs are incurred. Other income, which consists primarily of income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees, are recognized when earned.

Investments in Multifamily Venture and Multifamily Limited Partnership

The Company’s investments in the Multifamily Venture, Multifamily Limited Partnership, or ownership arrangements with unaffiliated third parties, were evaluated pursuant to the requirements of FIN46R “Consolidation of Variable Interest Entities” and none were determined to require the Company to consolidate the operating results of the investee. The Company has accounted for the investments in accordance with Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP 78-9”) as an equity method investment. The investments are carried as an asset on the balance sheet as Investment in Multifamily Venture and Limited Partnership and the Company’s equity in the income or loss of the venture is reflected as a single line item in the income statement as Equity in loss of Multifamily Venture and Limited Partnership.

Corporate Governance

Since the creation of our newly formed Company, we have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as American Stock Exchange corporate governance listing standards:

•

We elected three new independent directors, Messrs. Robert Kaufman, Richard Peiser and Randolph Hawthorne, each of whom the Board determined to be independent under applicable SEC and American Stock Exchange rules and regulations;

•	The Board determined that Robert Kaufman, the Chairman of our Audit Committee, qualifies as an "audit committee financial expert" under applicable rules and regulations of the SEC;
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

•

The Board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this Code is available in print to stockholders upon written request addressed to Investor Relations, One Beacon Street, Suite 1500, Boston, MA 02108;

•

The Board established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123(R)"). The statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that entities recognize the cost of employee services received in exchange for awards of equity instruments (i.e. stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal year beginning after June 15, 2005. The Company has not awarded any compensation to employees in the form of equity instruments and therefore does not anticipate that the adoption of SFAS 123(R) will have a material impact on the Company's financial condition or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective and was adopted by the Company as required effective December 31, 2005. The adoption of FIN 47 did not have a material impact on the financial position or operating results of the Company.

On June 1, 2005, The Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. FAS 154 addresses the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principle be included in the net income of the period of the change the cumulative effect of changing to the new accounting principles. The FASB believes that FAS 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. FAS 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. The Company does not anticipate that the adoption of FAS 154 will have a material impact on the Company's financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership or similar entity. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. EITF 04-5 was effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. The EITF also reached a consensus that for general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company will adopt EITF 04-5 as of January 1, 2006. The Company has assessed its investments in unconsolidated real estate ventures and has determined that EITF 04-5 will not have an impact on its financial condition or results of operations.

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2005, 2004 and 2003, the Company had approximately, $22,134,658, $31,913,045 and $42,145,947 of cash and cash equivalents, respectively.

	Year ended December 31,
	2005	2004	2003

Cash provided by operating activities	$14,115,221	$9,638,906	$7,809,045
Cash used in investing activities	(109,371,965)	(76,698,381)	(24,189,632)
Cash provided by financing activities	85,478,357	56,826,573	53,674,277

During 2005, cash decreased by $9,778,387. The main component of the overall decrease was $109,371,965 used in the investing activities of the Company. The activities relate mainly to the acquisition of multifamily apartment communities, the acquisition of partnership interests that own such multifamily apartment communities and capital expenditures for the renovation and rehabilitation of the Company’s properties. The acquisitions were partially offset by other investing activities, which included distributions, including a liquidating distribution from the final remaining Mortgage Fund and the sale of the Windward Lakes property. The investing activities were partially offset by an increase of approximately $85,478,357 provided by financing activities, principally from proceeds of new mortgage loans which were partially offset by the prepayment of the outstanding balance of the Windward Lakes and Laurel Woods mortgages, including a prepayment penalty of approximately $900,000 on Windward Lakes, payments of principal on existing mortgage loans and distributions to our preferred and common shareholders, including a special distribution of $6,000,000 to common shareholders and an increase of approximately $14,115,221 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by Berkshire Multifamily Value Fund, debt repayment and investment in the affiliated Berkshire Multifamily Value Fund. (See footnote 6 to the consolidated financial statements in Item IV herein for additional information).

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities, cash distributions from its investments, including the Company’s investments in the Multifamily Ventures, and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, and, to a lesser degree, advances from the revolving credit facility. The Company may seek to expand its purchasing power through the use of venture relationships with other companies.

The Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Bear Creek property and the Arboretum land. The Company currently anticipates closing on the Bear Creek financing in the first quarter of 2006, which will provide the Company with additional liquidity.

On June 30, 2005, the Company closed on a new credit facility in the form of a $20,000,000 revolving credit agreement. The financing was obtained from an affiliate of the Board, was based on arms-length negotiations and was approved by the Audit Committee of the Board, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and AMEX. Concurrently with the closing, the Company borrowed $16,000,000. The proceeds from the borrowing were used to fund the July 1, 2005 acquisition of Lake Ridge Apartments as well as ongoing rehabilitation projects at certain of the Company’s existing properties. The Company repaid the advance from the credit facility in the third quarter and there are no borrowings outstanding as of December 31, 2005. The Company currently expects that repayment of future advances from the credit facility, if any, will be funded by proceeds from conventional mortgages on newly acquired properties and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties.

The Company’s mortgage debt on its Seasons of Laurel property is due in 2009, which includes the additional $20,378,000 of mortgage debt obtained in fiscal year 2003 that is coterminous with the first mortgage. Total long term obligations due in 2009 are $86,944,544, which the Company plans to pay through the refinancing of the respective property, although we cannot be certain that such financing will be available.

Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2005:

Property Name	Previous Balance	New Balance	Closing Date	InterestRate	Term
Fixed Rate Mortgages:
Yorktowne	$-	$16,125,000	Jan. 26, 2005	5.13%	10 Years
Westchester West	-	29,500,000	Feb. 15, 2005	5.03%	10 Years
Lakeridge	-	13,130,000	Jul. 8, 2005	5.07%	9 Years
Berkshires on Brompton	-	6,400,000	Jul. 22, 2005	5.11%	10 Years
Berkshires at Westchase	-	6,500,000	Jul. 22, 2005	5.08%	10 Years
Lakeridge	-	12,520,000	Aug. 1, 2005	5.08%	9 Years
Laurel Woods (1)	3,269,967	4,100,000	Sep. 30, 2005	5.17%	10 Years
Century (2)	-	3,417,000	Nov. 4, 2005	6.12%	8 Years
Dorsey’s Forge (2)	-	2,324,000	Nov. 4, 2005	6.12%	8 Years
Hannibal Grove (2)	-	4,563,000	Nov. 4, 2005	6.12%	8 Years
Savannah at Citrus Park (3)	-	15,720,000	Nov. 18, 2005	5.21%	4 Years
Riverbirch	-	5,750,000	Dec. 16, 2005	5.57%	10 Years

	$3,269,967	$120,049,000

(1) The mortgage of Laurel Woods that was refinanced in 2005 was a variable rate mortgage that was replaced by a fixed rate mortgage.

(2) The mortgage was obtained as supplemental debt in addition to debt already outstanding and collateralized by the property.

(3) The mortgage was assumed pursuant to the acquisition of the Savannah at Citrus Park property. The original term of the mortgage was five years and had four years remaining upon assumption of the debt by the Company.

Capital Expenditures

The Company paid or accrued $7,090,580 and $3,282,678 in recurring capital expenditures during the year ended December 31, 2005 and 2004, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid or accrued $14,796,780 and $6,115,568 in renovation related capital expenditures during the year ended December 31, 2005 and 2004, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. The current cost estimate is now approximately $8,450,000, an increase of approximately 5% over the original cost estimate. As of December 31, 2005, the project is approximately 80% complete, approximately $6,284,000 of costs has been incurred to date and the project continues to be on track to meet the adjusted cost estimate. The Company currently anticipates spending, and has budgeted, approximately $3,928,000 for continued renovations to the Seasons of Laurel property in 2006 in accordance with the renovation project currently in process as well as other anticipated renovations, including the installation of gas and electric meters for each apartment unit. The Company currently anticipates completion of the ongoing upgrade project to occur by June 30, 2006.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit. As of December 31, 2005, the project is approximately 63% complete, approximately $912,000 has been spent to date and the project is tracking to meet original cost estimates. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.

In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a certain number of units, the internal renovation of all 252 units at the Hannibal Grove property at anticipated cost of $5,292,000, or $21,000 per unit. As of December 31, 2005, 59 or 23%, of the 252 total apartment units at the Hannibal Grove property have been renovated at a cost of approximately $980,000, which is below original estimates. The Company currently anticipates spending, and has budgeted, approximately $2,467,000 for continued renovations at the Hannibal Grove property and currently anticipates completing the project in early 2007.

In May 2005, the Company authorized the interior renovation of 216 apartment units as well as significant renovation to the exterior siding and decks of its Yorktowne property. The interior renovation includes the replacement and upgrade of the kitchens, bathrooms and doors of each unit. The total cost of the project is currently estimated at approximately $5,881,000. As of December 31, 2005, the interior unit renovation project is ongoing and is approximately 59% complete, approximately $4,441,000 has been spent to date and the project is substantially on track to meet original cost estimates. The Company believes the renovations will yield significant growth in rental rates and must be undertaken in order to maintain its competitiveness in its sub-market.

Also in May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362 unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,614,000. The Company has tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable. Based on the successful financial returns of the 100 unit test, the Company has decided to move forward with the renovation of the remaining 262 units and has presented the full recommendation as part of the 2006 capital budget, which includes a per unit estimated cost of $7,300 or $1,912,600.

Other properties have undergone limited scope renovation projects during 2005. The projects include the Trellis at Lee’s Mill and the Countryplace I & II properties where a window replacement program has been completed, the Century property where a HVAC unit replacement project is complete and Dorsey’s Forge where an in-unit washer and dryer hookup test has been conducted. The results of the test were successful and consideration for the conversion of additional units has been considered in the 2006 capital budgets.

The Company has completed the development of capital budgets for 2006 and currently anticipates spending approximately $17,652,000 for ongoing rehabilitation and development of current portfolio properties, subject to approval of the 2006 budgets by the Board. As of December 31, 2005, the Company has not committed to any new significant rehabilitation projects.

Acquisitions and Dispositions

On March 20, 2003, KRF Company, through a newly formed affiliate, Gables of Texas Limited Partnership (“Gables”), and its general partner, Gables of Texas, L.L.C., also a newly formed affiliate, acquired The Gables Apartments, a 140-unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party for a purchase price of approximately $6,925,000. On April 24, 2003, the Operating Partnership acquired all of the interests in Gables and Gables of Texas L.L.C. from KRF Company for approximately $6,925,000 plus closing costs of approximately $143,000. The purchase price for Gables and Gables of Texas, L.L.C. was equal to the purchase price KRF Company paid the original seller of The Gables Apartments (including equity payments, transfer taxes, financing and closing costs as applicable). The Gables Apartments is a contiguous property to Walden Pond Apartments; the Company owns both communities and currently operates them as one community under the name Walden Pond/Gable Apartments.

Due to affiliation of the ownership of the Company and KRF Company, the acquisition of interests in the Gables property has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate its financial statements from March 20, 2003, the acquisition date of the property by KRF Company, through the period presented.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub L.L.C., a newly formed Delaware limited liability company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multifamily apartment community located in Pompano, Florida that is known as Windward Lakes Apartments. The general and limited partners of McNab were affiliates of the Company, namely George and Douglas Krupp. Prior to the acquisition, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company thru KRF Company’s ownership of such shares and their 100% ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.

Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab has been accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate its financial statements for the periods presented, which is similar to the accounting for a pooling of interests.

On October 30, 2003, the Operating Partnership, through a newly formed affiliate, St. Marin/Karrington Limited Partnership, whose general partner, SM Karrington, L.L.C., is also a newly formed affiliate, acquired The St. Marin/Karrington Apartments, a 600-unit multifamily apartment community located in Coppell, Texas from a third party for a purchase price of approximately $46,125,000 plus closing costs.

On January 28, 2004, our Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multifamily apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms-length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. The purchase price was funded with available cash and new first mortgage financing. Effective May 1, 2004, the Company consummated a multifamily venture relationship (the “Multifamily Venture”) with an unaffiliated third party (the “Venture Partner”) whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Venture, the Venture Partner contributed, in cash, 65% of the total Multifamily Venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution representing a return of capital, of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties receive proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to, in addition to its 35% pro rata share, additional distributions equal to approximately 30% of the distributions otherwise payable to the Venture Partner. The Operating Partnership is the managing member of the L.L.C. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment.

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

Effective September 24, 2004, the Operating Partnership consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unaffiliated third party, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the partnership interests purchased from Capital Realty Investors-II Limited Partnership (“CRI”). Under the terms of the limited liability company agreement governing JV BIR/ERI, the Operating Partnership owns a 58% interest as the managing member and ERI will own the remaining 42% interest. All profits and losses are shared by the Operating Partnership and ERI on a pro rata basis according to their respective ownership interests. Affiliates of the Operating Partnership are entitled to perform asset management and property management services and receive fees in payment thereof. The Company evaluated its investment in the JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R, Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures or Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock; therefore the Company accounted for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) based on its controlling interest in the subsidiary.

On November 17, 2004, the Operating Partnership, through JV BIR/ERI, completed the acquisition of 100% of the outstanding limited and general partner interests of Arrowhead Apartments Associates Limited Partnership, the fee owner of Arrowhead Apartments (“Arrowhead”), a 200 unit multifamily apartment community located in Palatine, Illinois and Moorings Apartments Associates Limited Partnership, the fee owner of Moorings Apartments (“Moorings”), a 216 unit multifamily apartment community located in Roselle, Illinois. The net purchase price for the Arrowhead and Moorings interests was $1,313,392 and $416,455, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Arrowhead and Moorings interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of defeasance. JV BIR/ERI exercised its right of defeasance and extinguished the outstanding mortgage obligations of approximately $7,431,000 and $8,801,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from ERI.

On December 28, 2004, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Yorktowne, L.L.C., consummated the acquisition of 100% of the fee simple interest of Yorktowne at Olde Mill Apartments (“Yorktowne”), a 216 unit multifamily apartment community located in Millersville, Maryland, from EQR-Yorktowne Vistas, Inc., an unaffiliated third party, for $21,500,000, plus customary closing costs. The purchase price was paid from available cash. On January 26, 2005, the Company closed on $16,125,000 of first mortgage debt at a fixed interest rate of 5.13% for ten years collateralized by the Yorktowne property.

On December 29, 2004, the Operating Partnership, through JV BIR/ERI, completed the acquisition of 100% of the outstanding limited and general partner interests of Blackburn Associates Limited Partnership, the fee owner of Country Place I Apartments (“Country Place I”), a 192 unit multifamily apartment community located in Burtonsville, Maryland, and Second Blackburn Associates Limited Partnership, the fee owner of Country Place II Apartments (“Country Place II”), a 120 unit multifamily apartment community also located in Burtonsville, Maryland. The net purchase price for the Country Place I and Country Place II interests was $7,769,720 and $5,054,677, respectively. The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Country Place I and Country Place II interests. These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of prepayment. JV BIR/ERI exercised its right of prepayment on the purchase date and extinguished the outstanding mortgage obligations of approximately $6,728,000 and $4,078,000, respectively. The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from ERI.

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

The transaction was complete and the purchase price allocation was final as of September 30, 2005. There are no contingent payments, options or commitments outstanding associated with the acquisition and the results of operations for Westchester West have been reflected in the consolidated results of the Company for the period February 15, 2005 to December 31, 2005. Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period. The Company considers the acquisition of Westchester West an individually significant acquisition and has reflected the acquisition in the proforma financial statements presented in note 16 to the financial statements of this Form 10-K.

On March 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Brompton Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Waters on Brompton, a 362 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The Company operates the property under the name Berkshires on Brompton Apartments. The acquisition was consummated pursuant to a winning bid placed on the property at foreclosure auction. The successful bid was $14,400,000 and was immediately paid from available cash.

On March 30, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Westchase Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Antilles Apartment Homes, a 324 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The Company operates the property under the name The Berkshires at Westchase Apartments. The purchase price was $9,900,000, and was subject to normal operating pro rations. The purchase price was immediately paid from available cash.

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

As of December 31, 2005, the transaction and the purchase price allocation are subject to final adjustment pursuant to an outstanding commitment under the agreement for the seller to build 18 additional apartment units and 48 garages on the property. The Company is negotiating the final details of the outstanding commitment and currently anticipates finalizing the transaction in the first quarter of 2006.

The results of operations for Lakeridge Apartments have been reflected in the consolidated results of the Company for the period July 1, 2005 to December 31, 2005. Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period. The Company considers the acquisition of Lakeridge Apartments a individually significant acquisition and has reflected the acquisition in the proforma financial statements presented in note 16 to the financial statements of this Form 10-K.

On November 18, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR – Savannah. L.L.C., consummated the acquisition of 100% of the fee simple interest of Savannah at Citrus Park Apartments (“Savannah”), a 264 unit multifamily apartment community located in Tampa, Florida, from SCP Apartments, L.L.C. and Madison-Clinton-Tampa, L.L.C., each an unaffiliated third party. The purchase price was $27,520,000, and was subject to normal operating prorations, apportionments and adjustments as provided for in the applicable purchase and sale agreement. Additionally, the cash portion of the purchase price was reduced by the $15,720,000 principal balance of an existing first mortgage loan on the property that was assumed by the Company, upon its obtaining all necessary approvals from the lender. The mortgage was recorded at its fair value pursuant to the provisions of SFAS No. 141. The fair value approximates the payoff value of the amounts to be paid under the obligation The remaining $11,800,000 balance of the purchase price was paid from available cash.

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

For the year ended December 31, 2005 and 2004, the Company received cash distributions totaling approximately $13,208,425 and $17,271,799, respectively, from the Mortgage Funds on which the Company has recognized approximately $3,040,732 and $3,392,585, respectively, in equity in the income of the Mortgage Funds. During 2005 and 2004, all of the Mortgage Funds were liquidated as the remaining participating insured mortgage investments in each portfolio were paid off.

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

On August 21, 2003, the Company refinanced its mortgage on Walden Pond. The original variable mortgage of $4,353,438 was paid in full and the related deferred financing costs incurred in the original financing were recorded in “Loss on extinguishment of debt” in the consolidated financial statement of operations for the year ended December 31, 2003. The new financing of $12,675,000 with a fixed interest rate of 4.86% for a term of 10 years.

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

On August 16, 2004, the Company secured a $3,320,000 first mortgage on Laurel Woods Apartments in Houston, Texas. Under the terms of the note, the mortgage bore interest at a variable rate of the Reference Bill plus 2.20%, and matured on September 1, 2011. The variable interest rate was capped at 6.75% for the term of the loan. As discussed below, the variable mortgage was prepaid during 2005, as allowed per the terms of the mortgage, and was replaced by a fixed rate mortgage.

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

On November 4, 2004, the Company, simultaneously with the purchase of the Arboretum and Silver Hill apartment communities, assumed a fixed rate mortgage on each of the properties. The outstanding balance of the mortgage collateralized by the Arboretum property was $5,928,659 and has an interest rate of 7.18% for the original 30 year term of the loan. The loan originated on September 23, 1994 and can be prepaid generally no earlier than November 1, 2024, subject to a prepayment penalty. The outstanding balance of the mortgage collateralized by the Silver Hill property was $3,444,109 and also has an interest rate of 7.18% for the original 30 year term of the loan. The loan originated on September 23, 1994 and can be prepaid generally no earlier than November 1, 2024, subject to a prepayment penalty. In accordance with FAS 141, “business Combinations”, the Company recorded these mortgages at fair value, which was determined by calculating the present value of the future payments at current interest rates. The fair market value at the acquisition date for the debt assumed on Arboretum and Silver Hill was $6,894,193 and $4,010,241, respectively.

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

On July 8, 2005 and August 1, 2005, the Company, through its wholly owned subsidiary, BIR Lakeridge, L.L.C., executed two non-recourse mortgage notes payable on Lakeridge for $13,130,000 and $12,520,000, respectively. Both notes are collateralized by the related property. The interest rates on the notes are fixed at 5.07% and 5.08%, respectively, and are for a term of 9 years. The notes are interest only for two years and mature on August 1, 2014, at which time the remaining principal and accrued interest is due. The notes may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. As a condition of the financing, the lender required a guarantee of $1,444,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period. As of December 31, 2005 the requirements needed to satisfy and release the guarantee have not been achieved. The Company continues to monitor the activity at the property and, based on current positive trends, currently anticipates satisfying the guarantee within the timeline established by the mortgage requirements.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on Berkshires on Brompton for $6,400,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.11% for a term of 10 years. The note is interest only for two years and matures on August 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. As a condition of obtaining the mortgage, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property. As of December 31, 2005 the rehabilitation project continues to move forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Westchase Limited Partnership, executed a non-recourse mortgage note payable on Berkshires at Westchase for $6,500,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.08% for a term of 10 years. The note is interest only for two years and matures on August 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. As a condition of obtaining the mortgage, the lender required a guarantee of $2,215,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period. As of December 31, 2005 the requirements needed to satisfy and release the guarantee have not been achieved. The Company continues to monitor the activity at the property and, based on current positive trends, currently anticipates satisfying the guarantee within the timeline established by the mortgage requirements.

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

On October 24, 2005, the Company, through its wholly owned subsidiary, BIR – Savannah, L.L.C., received approval to assume the existing first mortgage loan related on Savannah at Citrus Park Apartments in relation to the acquisition of the property. The Company assumed a non-recourse mortgage note payable for $15,720,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.21% for the assumed term of 5 years. The note is interest only for the five-year term and matures on October 11, 2009, at which time the principal and any accrued interest is due. The note may not be prepaid. In accordance with FAS 141, “Business Combinations”, the Company recorded the mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates. The fair market value for the debt assumed approximated its assumed outstanding balance.

On November 4, 2005, the Company completed additional financing totaling $10,304,000 on three of its properties, Dorsey’s Forge, Hannibal Grove and Century apartments. The supplemental financing on Dorsey’s Forge, Hannibal Grove and Century was executed with non-recourse mortgage notes payable of $2,324,000, $4,563,000 and $3,417,000, respectively, and are collateralized by the related properties. The interest rates on the notes are fixed at 6.12% and are interest only for two years. The notes mature on November 1, 2013, which is contemporaneous with the maturity date of the existing outstanding mortgages on the properties, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On December 16, 2005, the Company, through its wholly owned subsidiary, BIR-Charlotte I, L.L.C., executed a non-recourse mortgage note payable on Riverbirch Apartments for $5,750,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.57% for a term of 10 years. The note is interest only for three years and matures on December 1, 2016, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage amounts up to 75% of the fair market value on a portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable. The $370,521,700 in mortgage notes payable have varying maturities ranging from 5 to 10 years. The following table summarizes our contractual obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter
Long Term Debt (1)	$2,098,144	$4,657,610	$5,516,505	$86,944,544	$4,872,342	$266,432,555
Capital Lease Obligations	-		-	-	-	-
Operating lease Obligations	-		-	-	-	-
Purchase Obligations (2)	-	-	-	-	-	-
Other long-term liabilities reflected on Balance Sheet under GAAP	-	-	-	-	-	-

(1) – Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms as summarized in note 8 to the consolidated financial statements.

(2) - The Company has obligations under numerous contracts with various service providers at its properties. None of these contracts are for periods greater than one year or are material either individually or in aggregate to the
Company’s operations.

Competition

The Company competes with other multifamily apartment community owners and operators and other real estate companies in seeking properties for acquisition and in attracting potential residents. The Company’s properties are in developed areas where there are other properties of the same type, which directly compete for residents. The Company believes that its focus on resident service and satisfaction gives it a competitive advantage when competing against other communities for tenants.

Market Environment

The Company believes the multifamily sector will benefit from the ongoing economic recovery and favorable current demographic trends. While the apartment sector has experienced slower growth over the past four years due to rising unemployment and a significant renter migration to single family homes, a reversal of both trends is now expected to spur an apartment recovery. The economic recovery is generating increased job growth which typically translates into household formation and rising apartment occupancy. The Company feels, for single family homebuyers over the next several years, increasing housing costs and potentially higher interest rates may make purchases increasingly expensive and out of reach. In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the initial wave of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.

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

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% the stated liquidation preference of $25 per share, on the outstanding Preferred Shares of the Company, which is payable quarterly in arrears, on February 15, May 15, August 15 and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. The dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the years ended December 31, 2005 and 2004, the Company declared aggregate dividends of $6,700,796 and $6,700,814, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2005 and 2004.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 each from its operating cash flows to common general and common limited partners. On the same day the Board also declared a common dividend of $0.004656 per share on the Company’s Class B common stock. Both the distributions and the dividend were payable on August 15, 2003, November 15, 2003 and February 15, 2004. For the year ended December 31, 2003, the Company declared $750,000 of distributions.

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

Also on November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the year ended December 31, 2005 and 2004, the Company declared a total of $7,500,000 and $1,000,000, respectively, of distributions to common shareholders, of which $1,000,000 and $250,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2005 and 2004, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During 2005, the Company’s portfolio increased from 18 to 24 properties, which was an increase over the previous year’s portfolio growth from 7 to 18 properties (the “Total Portfolio”). As a result of significant changes in the Total Portfolio over time, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2005 and 2004 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

Net Operating Income (“NOI”) and Income (loss) before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, discontinued operations and gain on transfer of property to Multifamily Venture (“Income (loss)”) may fall within the definition of "non-GAAP financial measure" as stated in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of these measure provides useful information to investors. The Company believes NOI and Income (loss) are measures of operating results that are useful to investors to analyze the performance of a real estate company because they provide a direct measure of the operating results of the Company's multifamily apartment communities. The Company also believes they are a useful measures to facilitate the comparison of operating performance among competitors.

45

Comparison of year ended December 31, 2005 to the year ended December 31, 2004.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2004 and owned through December 31, 2005. The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2004.

	Same Property Portfolio				Total Property Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
Revenue:
Rental	$32,721,523	$31,397,552	$1,323,971	4.22%	$60,508,492	$34,873,996	$25,634,496	73.51%
Interest, utility reimbursement and other	1,699,506	1,670,606	28,900	1.73%	3,482,774	2,667,450	815,324	30.57%

Total Revenue	34,421,029	33,068,158	1,352,871	4.09%	63,991,266	37,541,446	26,449,820	70.45%

Operating Expenses:
Operating	8,279,388	8,074,987	204,401	2.53%	16,137,044	9,378,601	6,758,443	72.06%
Maintenance	2,663,546	2,503,581	159,965	6.39%	4,831,932	2,742,118	2,089,814	76.21%
Real estate taxes	3,566,546	3,660,409	(93,863)	(2.56)%	6,913,400	4,191,759	2,721,641	64.93%
General and administrative	500,780	501,307	(527)	(0.11)%	3,570,894	1,595,994	1,974,900	123.74%
Management fees	1,413,454	1,295,232	118,222	9.13%	4,285,212	2,618,093	1,667,119	63.68%
Total operating expenses	16,423,714	16,035,516	388,198	2.42%	35,738,482	20,526,565	15,211,917	74.11%

Net operating income	17,997,315	17,032,642	964,673	5.66%	28,252,784	17,014,881	11,237,903	66.05%

Non-operating expenses:
Depreciation	10,715,050	9,691,014	1,024,036	10.57%	21,107,820	10,823,256	10,284,564	95.02%
Interest	10,326,469	10,897,983	(571,514)	(5.24)%	16,928,920	10,484,255	6,444,665	61.47%
Loss on sale of securities	-	-	-	-	-	163,630	(163,630)	(100.00)%
Loss on extinguishment of debt	-	-	-	-	286,786	1,059,143	(772,357)	(72.92)%
Amortization of acquired in-place leases and tenant relationships	-	1,061,003	(1,061,003)	(100.00)%	3,321,236	1,603,612	1,717,624	107.11%

Total non-operating expenses	21,041,519	21,650,000	(608,481)	-2.81%	41,644,762	24,133,896	17,510,866	72.56%

Loss before minority interest in properties, equity in loss of Multifamily Ventures, equity in income of Mortgage Funds, minority common interest in Operating Partnership, discontinued operations and gain on transfer of property to Multifamily Venture	$(3,044,204)	$(4,617,358)	$1,573,154	34.07%	$(13,391,978)	$(7,119,015)	$(6,272,963)	(88.12)%

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004.

Rental revenue of the Same Property Portfolio increased slightly in the year ended December 31, 2005 as compared to 2004. The increase continues to be due mainly to the ongoing property rehabilitation efforts at two of the properties within the Same Property Portfolio. The success of the projects continue to grow rental revenues as management implements its plan to update apartment units at select properties with new kitchen and bathrooms and/or in-unit laundry equipment and is able to put the rehabilitated units back on the rental market at significant rental premiums to the pre-rehabilitation rent levels. Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stabilized occupancy levels due to improved sub-market conditions. Softness in rental revenues of certain sub-markets in the Southwest has seen improvement in the latter part of 2005 and resulted in the reversal of negative trends experienced in prior periods. Specifically, occupancy in the Company’s Texas market experienced improvement in late 2005 due in part to a temporary inflow of evacuees from the Gulf coast. Although the trend of occupancy appears to have improved in the Houston and Dallas sub-markets, the Company continues to monitor market conditions and intends to take appropriate measures to maintain occupancy levels. Additionally, occupancy levels remained below expectations in 2005 due mainly to the continued popularity of single family home purchases which have, and to a lesser degree continue to, benefit from low interest rates and the over supply of apartment units in the sub-market. Management anticipates that the continued rise in interest rates will have a dilutive effect on the popularity of home purchases and contribute to the continued stabilization of occupancy rates, which we believe is reflective of the positive occupancy trends experienced in the later months of the year ended December 31, 2005.

Total Property Portfolio interest income decreased due to reduced levels of invested cash over the comparative periods, which was related to continued acquisition activity and the attainment of full investment of capital. Interest income for the Same Property Portfolio was consistent year over year. Utility reimbursement increased on an overall and Same Property Portfolio basis and relates to increased water and sewer charges recovered from tenants due to increased rates. Recoveries increased for the Same Property Portfolio in relation to a corresponding increase in water and sewer costs to the properties. Total Property Portfolio recoveries increased and relate to the cost increases as well as the increased number of properties in the portfolio. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items. Fees earned within the Same Property Portfolio were consistent with prior year levels while overall fees increased, again due to new properties acquired in 2005.

Operating Expenses

Total Property Portfolio operating expenses in the year ended December 31, 2005, which include property staff costs as well as advertising, commissions and utilities increased as compared to the year earlier period. The increase, which was experienced across all of the underlying expense categories, was due to the increased number of properties in the portfolio. Within the Same Property portfolio, modest increases in utility costs due to rate increases were offset by less than expected payroll and benefits and lower property liability insurance. The Seasons of Laurel property contributed significantly to the utility increases as the electric industry was deregulated in the local market which resulted in sharp rate increases. The rate increases were effective in mid 2004 and the resulting cost increases have been borne by the Company, as the property does not currently pass thru utilities to its tenants. A majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property.

Maintenance expense increased in 2005 as compared to the same period a year ago and is due mainly to increases in interior painting and other normal fluctuations in maintenance related activities. Other recurring maintenance costs were consistent with the same period of 2004. The Company’s management believes that the proactive maintenance of its multifamily apartment communities is effective in preserving, and in some cases increasing, its occupancy levels and facilitates the reduction of vacancy and rental concessions required to operate the properties at desired occupancy levels. Total Property Portfolio maintenance costs increased year over year, and was due mainly to the increased number of properties in the portfolio and the implementation of management’s proactive maintenance plan at those newly acquired properties.

Total Property Portfolio real estate taxes increased for the year ended December 31, 2005 from 2004. The increase is due mainly to the continued escalation of assessed property valuations within the portfolio. The Company monitors increases in assessed values on its properties and will contest and seek arbitration on any increase in assessed value that it considers to be unreasonable. The Company currently believes that an upward trend in real estate tax expense will continue to be experienced as local and state governments continue to rely on property taxes as an important revenue stream.

General and administrative expense levels for activities at the Same Property Portfolio were consistent year over year, 2004 to 2005. Such general and administrative expenses include professional and legal fees, as well as bank charges and office, telephone and travel expenses. Total Property Portfolio general and administrative expenses increased mainly due to costs associated with the preparation and anticipated implementation of Section 404 of the Sarbanes-Oxley Act when effective for the Company.

Property management fees are assessed on the revenue stream of each property under management. As revenues for the year ended December 31, 2005 experienced gains over the prior comparative year on both a Same Property and overall portfolio basis, related property management fees increased in relation to those revenue gains. Asset management fees are based on property values and increased in relation to the increase in the number properties owned and acquired during 2005. Additionally, the applicable rates assessed to the revenue streams and asset values remained consistent during 2005 and 2004, and therefore eliminate any variance due to contracted management fee rates.

Non Operating Expenses

Depreciation expense for the Same Property Portfolio increased for the year ended December 31, 2005 as compared to the prior year ended December 31, 2004. The increase is reflective of additions to basis of the Company’s multifamily apartment communities. The additions result mainly from major rehabilitation projects ongoing at two of the Same Property Portfolio properties and, to a lesser degree, normal capital spending activities at all properties. Total Property Portfolio depreciation expense increased by in the year ended December 31, 2005 due mainly to the continued acquisition of incremental properties and the rehabilitation of certain of those properties.

Interest expense decreased for the Same Property Portfolio for the year ended December 31, 2005 as compared to the prior year. The decrease is principally attributable to the refinancing of three mortgages at reduced interest rates as compared to the rates of the paid-off debt, which was offset in part by incrementally higher principal amounts on the newly acquired debt. Total Property Portfolio interest expense increased in direct relation to the debt financed on newly acquired properties.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004 (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are due mainly to the increase in the number of properties owned by the Company in the comparative periods presented. Additionally, the results of the year ended December 31, 2004 reflect only a partial year of operations for a majority of the properties in the portfolio.

As of December 31, 2004, the Total Property Portfolio consisted of 18 properties, or 5,836 units, while as of December 31, 2005, the number of properties increased to 24, or 7,347 units. Of the 18 properties owned as of December 31, 2004, only 6 had been owned and operated for the entire year.

Comparison of year ended December 31, 2004 to the year ended December 31, 2003.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2003 and owned through December 31, 2004. The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2003. (The 2004 and 2003 activity for the Windward Lakes property has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio				Total Property Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
Revenue:
Rental	$24,743,331	$25,149,140	$(405,809)	(1.61)%	$34,873,996	$26,943,873	$7,930,123	29.43%
Interest, utility reimbursement and Other	1,354,336	1,484,042	(129,706)	(8.74)%	2,667,450	1,637,539	1,029,911	62.89%

Total Revenue	26,097,667	26,633,182	(535,515)	(2.01)%	37,541,446	28,581,412	8,960,034	31.35%

Operating Expenses:
Operating	6,547,675	6,231,279	316,396	5.08%	9,378,601	6,816,254	2,562,347	37.59%
Maintenance	2,122,707	2,192,658	(69,951)	(3.19)%	2,742,118	2,250,470	491,648	21.85%
Real estate taxes	1,982,290	2,048,188	(65,898)	(3.22)%	4,191,759	2,375,992	1,815,767	76.42%
General and administrative	396,201	391,329	4,872	1.24%	1,595,994	1,462,547	133,447	9.12%
Management fees	1,018,901	1,140,805	(121,904)	(10.69)%	2,618,093	2,053,445	564,648	27.50%
Total operating expenses	12,067,774	12,004,259	63,515	0.53%	20,526,565	14,958,708	5,567,857	37.22%

Net operating income	14,029,893	14,628,923	(599,030)	(4.09)%	17,014,881	13,622,704	3,392,177	24.90%

Non-operating expenses:
Organizational costs	-	-	-	-	-	213,000	(213,000)	(100.00)%
Depreciation	7,051,060	6,840,686	210,374	3.08%	10,823,256	7,508,833	3,314,423	44.14%
Interest	7,935,095	6,984,295	950,800	13.61%	10,484,255	7,247,595	3,236,660	44.66%
Loss on sale of securities	-	-	-	-	163,630	-	163,630	100.00%
Loss on extinguishment of debt	1,059,143	353,044	706,099	200.00%	1,059,143	353,044	706,099	200.00%
Amortization of acquired in-place leases and tenant relationships	-	-	-	-	1,603,612	212,000	1,391,612	656.42%

Total non-operating expenses	16,045,298	14,178,025	1,867,273	13.17%	24,133,896	15,534,472	8,599,424	55.36%

Income (loss) before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership, and gain on transfer of property to Multifamily Venture	$(2,015,405)	$450,898	$(2,466,303)	(546.98)%	$(7,119,015)	$(1,911,768)	$(5,207,247)	272.38%

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Revenue

Of the $7,930,123 or 29.43% increase in rental revenue, $7,118,977 or 26.42% is attributable to the twelve multifamily apartment communities acquired during 2003 and 2004, which are not included in the Same Property Portfolio. The $811,146 balance of the increase, or 3.0%, was derived from the assets comprising the Same Property Portfolio and can be attributed to a 5.08% increase in effective rental income offset by a slight decrease in average physical occupancy from 91.99% to 91.62% for the years ended December 31, 2003 and 2004, respectively. In the Same Property Portfolio, five of the six properties realized increases in gross rental revenue while only the Walden Pond property experienced a decrease in revenue. The decrease was due mainly to competition from existing as well as new product on the market in the Houston, Texas area.

The increase in interest, utility reimbursement and other revenue of $1,029,911 or 62.89%, is primarily attributable to an increase in interest of $704,447 which resulted from the significant amounts of cash and available for sale securities held by the Company since the later half of 2003. The large balances of cash and available for sale securities is primarily the result of the liquidation of the Company’s investment in the Mortgage Funds and the net proceeds from the refinancing of the Company’s properties, which are being held by the Company to fund future acquisitions and existing, and contemplated, rehabilitation projects. Additionally, other revenue, consisting primarily of the various fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items increased by $364,076 as a result of the twelve multifamily apartment communities acquired during 2003 and 2004. Interest, utility reimbursement and other revenue decreased $20,462 or 1.7%, for the Same Property Portfolio.

Operating Expenses

Operating expense increased $2,562,347 of which $2,245,951 is attributable to newly acquired multifamily apartment communities. The balance of the increase, or $316,396 is associated to the Same Property Portfolio and is related to increases in payroll and benefits costs of $329,229 utility expenses of $325,113 and other operating expense categories of $120,714 which were partially offset by savings realized in property insurance costs. Payroll and benefits costs increased as a result of general increases in salaries and wages as well as benefits costs, including health insurance across the entire portfolio. The Seasons of Laurel property contributed significantly to the year over year increases as it experienced higher utility consumption and increases in salaries and overtime due to the hiring of a rehabilitation supervisor all of which were related to the rehabilitation project currently underway at the property. The Company currently expects the upward trend in these expense areas to continue for the foreseeable future.

Maintenance expense increased $491,648, of which newly acquired apartment communities accounted for a $561,600 increase, while the balance of the increase was related to the Same Property Portfolio. The Same Property Portfolio increase is generally attributable to general increases in the cost of goods and services in this area. The Company continues to proactively maintain its properties to increase, and in some cases maintain, its occupancy rates and lower its vacancies and rental concession requirements.

Real estate taxes increased $1,815,767 in 2004 over 2003, of which $1,881,666 is attributable to the new multifamily apartment communities acquired during 2004 and 2003. The remaining decrease of $65,889 that relates to the Same Property Portfolio is a combination of increases in taxes resulting from escalation in property valuations which were offset by real estate tax abatements received during 2004. The Company is not able to predict future property assessment values, but routinely reviews increases in assessed values on its properties. The Company will contest and seek arbitration on any increase in assessed value that it considerers to be unreasonable. The Company currently expects the general trend in real estate taxes to continue upward as local and state governments persist in using real estate taxes to support decreased revenues.

General and administrative expenses increased slightly by $133,447 on a Total Property Portfolio basis and $4,871 on a Same Property Portfolio basis. The Same Property Portfolio increase is generally tied to general increases in the cost of goods and services in this area.

Management fees of the Total Property Portfolio increased $564,648 in 2004 from 2003 due to property management fees incurred for the newly acquired properties during the year. Management fees of the Same Property Portfolio decreased $173,654 in 2004 from 2003 due to the modification of existing property management fee agreements with an affiliate that became effective April 1, 2003. As a result of the agreement modifications, property management fees generally decreased from 5% to 4% of gross income. This decrease was partially offset by an increase in gross income during the period. The annual rate of the asset management fee of 0.40% of the fair market value of the properties in the portfolio did not change during 2004. Actual fees incurred increased year over year due to the acquisition of additional properties and changes in the fair market value of the properties during the year.

Non Operating Expenses

Organizational costs decreased from 2003 to 2004 as all costs related to the formation of the REIT have been incurred and properly recorded in previous periods.

Depreciation expense of the Same Property Portfolio increased $210,375 due to related increases in the Same Property Portfolio fixed assets during 2004. The total additions to fixed assets in 2004 were $6,435,336 thus increasing the basis on which depreciation is computed. The fixed asset additions were driven primarily by rehabilitation projects ongoing at the Seasons of Laurel property, and to a lesser degree, the Hannibal Grove property. Depreciation expense for the remainder of the Total Property Portfolio increased $3,104,048 and is related to depreciation computed and expensed on fixed assets of the properties acquired during 2003 and 2004.

Interest expense in 2004 increased $950,801 over 2003 for properties in the Same Property Portfolio. The increase is due mainly to the addition of a second mortgage in the amount of $20,378,000 on the Seasons of Laurel property in October 2003. The balance of the overall increase in interest expense, or $2,375,859 is primarily related to the mortgage debt obtained on the newly acquired properties during 2003 and 2004.

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

Amortization of acquired in-place leases and tenant relationships increased $1,391,612 from 2004 over 2003. The increase relates to the fact that there were no instances of capitalized intangible assets that required amortization until the acquisition of the St. Marin/Karrington property in late 2003. The increase represents the current year amortization of the St. Marin/Karrington intangible assets as well as the amortization of intangible assets related to the 2004 property acquisitions. There was no amortization of intangible assets related to the Same Property Portfolio in 2003 or 2004.

Mortgage Debt to Fair Market Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of December 31, 2005 is as follows:

Mortgage Debt Summary	Balance	Weighted Average Rate

Collateralized – Fixed Rate	$370,521,700	5.15%
Collateralized – Variable Rate	-	-
Total	$370,521,700	5.15%

Debt Maturity Schedule

Year	Balance	% of total

2006	$2,098,144	0.57%
2007	4,657,610	1.26%
2008	5,516,505	1.49%
2009	86,944,544	23.47%
2010	4,872,342	1.31%
Thereafter	266,432,555	71.90%
Total	$370,521,700	100.00%

The Company’s “Mortgage Debt-to-Fair Market Value of Real Estate Assets” as of December 31, 2005 and 2004 is presented in the following table. Fair market value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in the following table.

The information regarding “Mortgage Debt-to-Fair Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair market value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multifamily apartment communities, net of accumulated depreciation. At December 31, 2005 and 2004, the aggregate net book value of our real estate assets was $384,046,110 and $260,554,434, respectively, as compared to the fair market values at December 31, 2005 and 2004 of $609,755,000 and $383,898,000, respectively.

	2005	2004

Fair Market Value	$609,755,000	$383,898,000

Mortgage Debt	$370,521,700	$268,716,955

Loan-to-Value	60.77%	70.00%

The fair market values are based on management’s best estimate of current value for properties owned as of December 31, 2005 and 2004. Capital discounts dates used in management’s estimates range from a low of 1.8% to a high of 7.5%. Estimated values of individual properties within the portfolio range from $5,661,000 to $121,433,000.

Funds From Operations

The Company has adopted the revised definition of Funds from Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company; FFO should be considered in conjunction with net income as presented in the financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

The Company’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance; FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our financial statements.

The following table presents a reconciliation of GAAP net income (loss) to FFO for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
Net income (loss)	$6,388,747	$(7,811,651)	$3,642,260
Add:
Depreciation of real property	16,727,642	8,964,346	6,288,282
Depreciation of real property included in results of discontinued operations	388,541	-	-
Minority interest in Operating Partnership	7,320,750	976,100	732,075
Minority interest in properties	-	2,932,572	143,518
Amortization of acquired in-place leases and tenant relationships	3,321,236	1,603,612	212,200
Equity in loss of Multifamily Venture	163,587	276,085	-
Funds from operations of Multifamily Venture	230,445	-	-

Less:
Minority interest in properties	(83,063)	-	-
Funds from operations of Multifamily Venture	-	(1,260)	-
Minority interest in properties share of funds from operations	(1,008,978)	(174,980)	(394,672)
Gain on transfer of property to Multifamily Venture	-	(232,704)	-
Gain on disposition of real estate assets	(25,215,105)	-	-

Funds from Operations	$8,233,802	$6,532,120	$10,623,663

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

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company were to become regulated as an investment company, then, among other things, the Company’s ability to use leverage would be substantially reduced and there would be restrictions on certain types of fees paid. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate” (i.e., “Qualifying Interest”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2005 and 2004, the Company determined that it is in and has maintained compliance with this requirement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The tables present principal cash flows and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2005 and 2004.

The following table reflects the mortgage notes payable as of December 31, 2005.

Mortgage Debt, Including Current Portion Maturing In
	2006	2007	2008	2009	2010	Thereafter	Total

Fixed Rate Debt	$2,098,144	$4,657,610	$5,516,505	$86,944,544	$4,872,342	$266,432,555	$370,521,700
Average Interest Rate	5.27%	5.13%	5.15%	5.46%	5.04%	5.96%	5.15%

The following table reflects the mortgage notes payable as of December 31, 2004.

Mortgage Debt, Including Current Portion Maturing In
	2005	2006	2007	2008	2009	Thereafter	Total

Fixed Rate Debt	$1,757,493	$2,450,009	$4,161,583	$4,362,826	$69,947,202	$182,732,160	$265,411,273
Average Interest Rate	5.36%	5.25%	5.13%	5.13%	5.52%	4.75%	5.12%
Variable Rate Debt	$53,128	$56,574	$59,085	$61,322	$64,428	$3,011,145	$3,305,682
Average Interest Rate Variable	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%

The level of market rate interest risk increased during 2005. The increase relates mainly to incrementally higher levels of outstanding mortgage debt payable of $370,521,700 at December 31, 2005 from $268,716,955 at December 31, 2004. Additionally, the increase is further compounded by an increase in the average interest rate on the outstanding debt over the same period. The rate increase is due mainly to higher interest rate levels on debt acquired during 2005. The Company manages its interest rate risk on mortgage debt by monitoring the funding markets and the related changes in prevailing mortgage debt interest levels. Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate.

As of December 31, 2005, there was no variable interest rate debt outstanding. As of December 31, 2004, approximately 1% of the Company’s outstanding mortgage debt is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense as substantially all of the outstanding mortgage debt is at fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements and Financial Statement Schedule” on page 69 to this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND           FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Based on their evaluation, required by the Securities Exchange Act R Rules 13a-15(d) and 15d-15(d), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) are effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and directors are as follows:

Name and age	Position or Offices Held

Douglas Krupp (59)	Chairman of the Board of Directors
David C. Quade (62)	President, Chief Financial Officer and Director
Randolph G. Hawthorne (56)	Director
Robert M. Kaufman (56)	Director
Richard B. Peiser (57)	Director
Frank Apeseche (48)	Vice President and Treasurer
Christopher M. Nichols (41)	Vice President, Controller and Assistant Secretary
Mary Beth Bloom (32)	Vice President and Secretary

Douglas Krupp, Director and Chairman of the Board of Berkshire Income Realty, Inc. since January 28, 2005. Mr. Krupp is also the co-founder and Vice-Chairman of our affiliate, the Berkshire Group, an integrated real estate and financial services firm engaged in real estate acquisitions, property management and investment sponsorship. The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp served as Chairman of the Board of Trustees of both Krupp Government Income Trust I & Krupp Government Income Trust II from 1991 – 2005. Formerly, Mr. Krupp served as Chairman of the Board of Directors of Berkshire Realty Company, Inc. and Harborside Healthcare Company, two publicly traded companies on the New York Stock Exchange. Douglas Krupp is a member of the Anti-Defamation League's National Executive Committee, a member of its Board of Trustees and Vice President of the ADL Foundation. Mr. Krupp is on the Board of Directors for The Commonwealth Shakespeare Company, a Member of the Corporation of Partners HealthCare System and a past member of the Board of Directors for Brigham & Women's Hospital. Douglas Krupp is a graduate of Bryant College. In 1989, he received an Honorary Doctorate of Science in Business Administration from this institution and was elected trustee in 1990.

David C. Quade, Director, President and Chief Financial Officer of Berkshire Income Realty, Inc. since July 19, 2002. Since December of 1998, Mr. Quade has been Executive Vice President and Chief Financial Officer of The Berkshire Group and Berkshire Property Advisors, LLC, both affiliates of Berkshire Income Realty. During that period, he led the efforts to acquire, finance and asset manage the initial properties contributed by KRF Company in connection with the Offering. Previously, Mr. Quade was a Principal and Executive Vice President and Chief Financial Officer of Leggat McCall Properties from 1981-1998, where he was responsible for strategic planning, corporate and property financing and asset management. Before that, Mr. Quade worked in senior financial capacities for two New York Stock Exchange listed real estate investment trusts, North American Mortgage Investors and Equitable Life Mortgage and Realty Investors. He also worked at Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm. He has a Professional Accounting Program degree from Northwestern University Graduate School of Business. Mr. Quade also holds a Bachelor of Science degree and a Master of Business Administration degree from Central Michigan University. Mr. Quade also serves as Chairman of the Board of Directors of the Marblehead/Swampscott YMCA and Director of the North Shore YMCA.

Randolph G. Hawthorne, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Hawthorne is currently the Principal of a private investment and consulting firm known as RGH Ventures and has served as such since January of 2001. Mr. Hawthorne is a member of the Multifamily Council Blue Flight of the Urban Land Institute, and is active in the National Multi Housing Council, which he led as the Chairman from 1996-1997. He also presently serves on the Board of Directors of the National Housing Conference and previously served as an independent member of the Advisory Board of Berkshire Mortgage Finance, a former affiliate of the Berkshire Income Realty, Inc. Mr. Hawthorne has previously served as President of the National Housing and Rehabilitation Association and has served on the Editorial Board of the Tax Credit Advisor and Multi-Housing News. From 1973-2001, Mr. Hawthorne was a Principal and Owner of Boston Financial, a full service real estate firm, which was acquired in 1999 by Lend Lease, a major global real estate firm, which at that time was the largest U.S. manager of tax-exempt real estate assets. During his 28 years with Boston Financial and then Lend Lease, Mr. Hawthorne served in a variety of senior leadership roles including on the Boston Financial Board of Directors. Mr. Hawthorne holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree from the Massachusetts Institute of Technology. Mr. Hawthorne is a Trustee of The Berkshire Theatre Festival, and serves on the Board of Directors of the Bank of America Celebrity Series and The Boston Home.

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

Richard B. Peiser, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Peiser is currently the Michael D. Spear Professor of Real Estate Development at Harvard University and has worked in that position since 1998. Mr. Peiser is also a member of the Department of Urban Planning and Design in the Harvard University Graduate School of Design and has served as such since 1998. Mr. Peiser also serves as Director of the university-wide Real Estate Academic Initiative at Harvard University. Before joining the faculty of Harvard University in 1998, Mr. Peiser served as Director of the Lusk Center of Real Estate Development from 1987-1998 as well as Founder and Academic Director of the Master of Real Estate Development Program at the University of Southern California from 1986—1998. Mr. Peiser has also worked as a real estate developer and consultant since 1978. In addition, Mr. Peiser has published numerous articles relating to various aspects of the real estate industry. Mr. Peiser taught at Southern Methodist University from 1978-1984, the University of Southern California from 1985-1998 and at Stanford University in the fall of 1981. Mr. Peiser has been a trustee of the Urban Land Institute since 1997, a Faculty Associate of the Eliot House since 1998 and a Director of the firm American Realty Advisors since 1998. Additionally, Mr. Peiser served as a faculty representative on the Harvard University Board of Overseer’s Committee on Social Responsibility from 1999-2002 and was co-editor of the Journal of Real Estate Portfolio Management during 2002. Mr. Peiser holds a Bachelor of Arts degree from Yale University, a Master of Business Administration degree from Harvard University and a Ph.D. in land economics from Cambridge University.

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

Christopher M. Nichols, Vice President of Berkshire Income Realty, Inc. since July 19, 2002. Mr. Nichols currently holds the position of Vice President, Controller and Assistant Secretary of Berkshire Income Realty, Inc. Mr. Nichols is also the Company’s Principal Accounting Officer. Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller. Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a New York Stock Exchange listed company. At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems. Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997. Mr. Nichols has a Bachelor of Science degree in Accountancy from Bentley College as well as Associate Degrees in Computer Information Systems and in Electrical Engineering. Mr. Nichols is a Certified Public Accountant.

Mary Beth Bloom, Vice President and Secretary of Berkshire Income Realty, Inc. since August 9, 2005. Ms. Bloom currently serves and has served as Vice President and General Counsel to The Berkshire Group, an affiliate of Berkshire Income Realty, Inc, since 2005. From 2000 - 2005, Ms. Bloom served as the Assistant General Counsel to The Berkshire Group and from 2003 - 2005, she served as Assistant Secretary to Berkshire Income Realty, Inc. Prior to joining The Berkshire Group, Ms. Bloom was an attorney with John Hancock Financial Services. She received a Bachelor of Arts from the College of the Holy Cross and a Juris Doctor from New England School of Law. Ms. Bloom is admitted to practice law in Massachusetts and New York and is a member of the American, Massachusetts and New York Bar Associations.

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations. Such persons act as the Company's audit committee. The Board has determined that Robert Kaufman qualifies as an "audit committee financial expert" under applicable SEC rules and regulations.

The Company does not currently have a nominating committee as the Board has determined, given its relatively small size, that the Independent Directors shall perform this function. Nominees for positions on Board of Directors are identified and recommended by a majority of the Independent Directors on the Company's Board (as defined in the American Stock Exchange listing requirements). Director candidates, including Directors up for re-election and those nominated by Shareholders entitled to vote, are considered based upon various criteria, including broad-based business and professional skills and experience, personal integrity, sound business judgment, community involvement, and time available to devote to Board activities. The 5 nominees approved by the Board are Directors standing for re-election. The Company has not paid a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees. The Board did not receive a Director candidate recommendation from a Shareholder that beneficially owned more than 5% of the Company’s common voting shares or from a group of Shareholders that beneficially owned, in the aggregate, more than 5% of the Company’s common voting shares. The Board of the Company will consider Director candidates recommended by Shareholders entitled to vote. A Shareholder entitled to vote who wishes to recommend a prospective nominee for the Board should notify the Company's Secretary in writing with the identity of the nominator and nominee, the biographical information for each nominee, a description of business and personal experience for each nominee, a written consent from the nominee to serve as a Director if so elected and any other information that the voting Shareholder considers appropriate at least 90 days prior to the annual meeting electing the Directors.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders, the Company believes that during the fiscal years ended December 31, 2005 none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

Except for our independent directors identified below, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor.

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations. These persons are compensated at the rate of $30,000 per year for service and receive reimbursement for their travel expenses incurred in connection with Board duty. There were no other arrangements to compensate the directors in 2005.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2005 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Class B Common Stock	Douglas Krupp	1,283,313	(2)	91%
Class B Common Stock	George Krupp	1,283,313	(3)	91%
Class B Common Stock	Douglas Krupp 1980 Family Trust	1,283,313	(4)	91%
Class B Common Stock	George Krupp 1980 Family Trust	1,283,313	(5)	91%
Class B Common Stock	Krupp Family Limited Partnership-94	1,283,313	(6)	91%
Class B Common Stock	KRF Company	1,283,313		91%
Preferred Shares	David C. Quade	100		*
N/a	Randolph G. Hawthorne	-		-
Preferred Shares	Robert M. Kaufman	5,500	(7)	*
N/a	Richard B. Peiser	-		-
Class B Common Stock	Thomas Shuler	63,560		5%
Class B Common Stock	David Olney	59,323		4%
Class B Common Stock	All directors and executive officers as a group	1,406,916	(8)	100%

* - Represents less than 1% of shares outstanding in class.

(1)	c/o The Berkshire Group, One Beacon Street, Suite 1500, Boston, MA 02108.

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

(4) Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The Douglas Krupp 1980- Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. The trustees of the Douglas Krupp 1980 Family Trust are Paul Krupp, Lawrence Silverstein and Vincent O’Reilly. The trustees share control over the power to dispose the assets of the trust and thus each may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company; however, each of the trustees disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

(5)

Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The George Krupp 1980 Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. The trustees of the George Krupp 1980 Family Trust are Paul Krupp and Lawrence Silverstein. The trustees share control over the power to dispose of the assets of the trust and thus each may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company; however, each of the trustees disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

(6)

Includes 1,283,313 shares owned by KRF Company. Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. By virtue of its interest in KRF Company, Krupp Family Limited Partnership-94 is deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company.

(7)

Robert M. Kaufman does not own shares of Class B common stock. Mr. Kaufman does own 4,000 shares of the Preferred Shares of the Company. Additionally, 1,500 shares of the Preferred Shares are owned by a member of Mr. Kaufman’s family and may be deemed to be beneficially owned by Mr. Kaufman.

(8)	Includes 1,283,313 shares owned by KRF Company that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (2).

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock. As of December 31, 2005 and 2004, we had 1,406,196 and 1,283,313 shares, respectively, of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 about shares of our equity securities outstanding and available for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Column (a)	Column (b)	Column (c)
Equity compensation plan approved by security holders	$-	$-	$-
Equity compensation plans not approved by security holders	-	-	-
Total	$-	$-	$-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Fees

We have entered into an advisory services agreement with Berkshire Advisor. Douglas Krupp, one of our directors, together with his brother George Krupp (formerly the Chairman of the Board), indirectly own substantially all of the member interests in Berkshire Advisor. Under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. The asset management fee was payable with respect to the initial properties contributed to us by our affiliate at the completion of the Company’s offers (the “Offering”) to issue its 9% Series A Cumulative Redeemable Preferred Stock in exchange for interests (“Interests”) in certain mortgage funds, but not with respect of the Interests acquired by us in the Offering. Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the audit committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange).

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid. Prior to April 4, 2003, asset management fees paid by the Predecessor were based on fees specified under the terms of the agreements governing the various Predecessor entities. Berkshire Advisor earned asset management fees of $1,635,942, $1,180,545 and $647,567 during 2005, 2004 and 2003, respectively.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the audit committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange). Berkshire Advisor received acquisition fees for 2005, 2004 and 2003 as follows:

Acquisition	Acquisition Fee 2005	Acquisition Fee 2004	Acquisition Fee 2003

Westchester West	$392,500	$-	$-
Berkshires on Brompton	144,000	-	-
Berkshires at Westchase	99,000	-	-
Lakeridge	343,440	-	-
Riverbirch	82,000	-	-
Savannah	275,200	-	-
Bear Creek	-	49,000	-
Laurel Woods	-	52,500	-
Bridgewater	-	189,500	-
Trellis	-	88,250	-
Silver Hill	-	43,500	-
Arboretum	-	105,750	-
Arboretum Land	-	15,000	-
Arrowhead	-	79,124	-
Moorings	-	83,029	-
Country Place I	-	134,145	-
Country Place II	-	84,607	-
Yorktowne	-	215,000	-
Gables	-	-	69,250
Windward Lakes	-	-	190,000
St. Marin/Karrington	-	-	461,250
	$1,336,140	$1,139,405	$720,500

As of January 1, 2005, the Company pays a construction management fee to an affiliate for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $1,096,538 in construction management fees for the year ended December 31, 2005. The fees are capitalized as part of the project cost in the year they are incurred.

During 2005, Berkshire Advisor and during 2004, BRI OP Limited Partnership (“BRI OP”), both affiliates of The Berkshire Group, acted as property manager under property management agreements between the Company and Berkshire Advisor and BRI OP. Douglas and George Krupp indirectly own all of the interests in Berkshire Advisor. Additionally, Douglas and George Krupp indirectly own general and limited partner interests in Berkshire Realty Holdings, L.P., the parent of BRI OP, which was owned in a venture with unaffiliated third parties. Under the original property management agreement, BRI OP was entitled to receive a property management fee, payable monthly, equal to 5% of the gross rental receipts, including rentals and other operating income, received each month with respect to the initial properties. On May 6, 2003, the property management agreements were modified to reduce those fees from 5% of gross income to 4% of gross income. The change was applied prospectively effective April 1, 2003. The property management fee for Windward Lakes was increased from 3% of gross income to 4% of gross income once the McNab debt was paid off. The total amount of property management fees paid to BRI OP under the property management agreements was $1,553,222 and $1,276,301 for the years ended December 31, 2004 and 2003, respectively. As of January 1, 2005, Berkshire Advisor assumed property management responsibilities under the various property management agreements. The total amount of property management fees paid to Berkshire Advisor under the property management agreements was $ 2,731,080 for the year ended December 31, 2005.

Under the advisory services agreement and the property management agreements, Berkshire Advisor and BRI OP, respectively, are reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties. Berkshire Advisor also is reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services. Expense reimbursements paid was $246,062 and $232,065 for the years ended December 31, 2005 and 2004, respectively. Salary reimbursements paid was $6,928,648 and $4,328,538 for the years ended December 31, 2005 and 2004, respectively.

In addition to the fees listed above, the Multifamily Venture paid Berkshire Advisor an acquisition fee of $230,000 upon the consummation of the Multifamily Venture on May 1, 2004. Also, the Multifamily Venture paid construction management fees of $2,329 and $99,000 and property management fees of $136,895 and $81,889 to Berkshire Advisor during 2005 and 2004, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $291,000 and $220,000 for the years ended December 31, 2005 and 2004, respectively, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $93,621 and $71,764 for the years ended December 31, 2005 and 2004, respectively, relating to the filing of Forms 8K and the related Forms 8K/A for the inclusion of the financial statements and proforma financial information relating to such acquisitions, and research related to new accounting pronouncements such as FIN 46 and FAS 150. Fees also include services related to preparations for compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $33,420 and 21,500 for the years December 31, 2005 and 2004, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 for the years ended December 31, 2005 and 2004.

Before the Company’s independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., is engaged by the Company or its subsidiaries to render audit services, the engagement is approved by the audit committee of the Board, which is comprised solely of directors who are independent under applicable SEC and American Stock Exchange rules. . All audit-related fees, tax fees and other fees are pre-approved by such audit committee and are subject to a fee cap, which cannot exceed 5% of the total amount of the Company’s revenues.

The percentage of services described above in the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were approved by the Board’s audit committee is 100%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Financial Statements and Financial Statement Schedule” on page 69 to this	report.

(b)	Exhibits:

Number and Description Under Regulation S-K

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

3.2	By laws of the Registrant (Incorporated by reference to Exhibit No. 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

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

10.14

Purchase and Sale Agreement dated September 2, 2004, between F.C. Trellis Associates, L.P. and BIR Trellis, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.15

Purchase and Sale Agreement dated September 2, 2004, between F.C. Bridgewater Associates, L.P. and BIR Bridgewater, L.L.C. (Incorporated by reference to Exhibit No. 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.16

Purchase and Sale Agreement dated September 2, 2004, between F.C. Arboretum Associates, L.P. and BIR Arboretum, L.L.C. (Incorporated by reference to Exhibit No. 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.17

Purchase and Sale Agreement dated September 2, 2004, between F.C. Silver Hill Associates, L.P. and BIR Silver Hill, L.L.C. (Incorporated by reference to Exhibit No. 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.18

Purchase and Sale Agreement dated September 2, 2004, between F.C. Arboretum Land Associates, L.P. and BIR Arboretum Development, L.L.C. (Incorporated by reference to Exhibit No. 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.19

Purchase and Sale Agreement dated September 14, 2004, related to Arrowhead Apartments Associates Limited Partnership, between Capital Realty Investors-II Limited Partnership, C.R.H.C., Incorporated, BIR/ERI LP Arrowhead, L.L.C. and BIR/ERI GP Arrowhead, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.20

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

10.21

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

10.22

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

10.23

Purchase and Sale Agreement dated December 9, 2004, between BRH Westchester, L.L.C., BRI OP Limited Partnership, Berkshire Income Realty - OP, L.P. and BIR Westchester, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.24

Real Estate Sale Agreement dated December 15, 2004, between EQR - Yorktowne Vistas, Inc. and BIR Yorktowne, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 21, 2004).

10.25

Contract of Sale between Trivest Westpark L.P., as seller, and Berkshire Income Realty, Inc., as buyer, dated February 24, 2005. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on March 2, 2005).

10.26

Reinstatement and First Amendment to Contract of Sale dated March 18, 2005. (Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current report on Form 8-K filed with the SEC on March 23, 2005).

10.27

Purchase and Sale Agreement between Berkshire Income Realty – OP, L.P. and Lake Ridge Apartments, LLC dated May 24, 2005. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on May 31, 2005).

10.28

Purchase and Sale Agreement between McNab KC 3 Limited Partnership and Bay Pompano

Beach, LLC dated May 26, 2005. (Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current report on Form 8-K filed with the SEC on May 31, 2005).

10.29

Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty- OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp Capital Associates, as Administrative Agent. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on July 7, 2005).

10.30

Purchase and Sale Agreement between SCP Apartments, L.L.C., and Madison - Clinton - Tampa, L.L.C., each an Alabama limited liability company and Berkshire Income Realty – OP, L.P., a Delaware limited partnership or its nominee, dated August 3, 2005. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on August 9, 2005).

10.31

Agreement of Limited Partnership of Berkshire Multifamily Value fund, L.P., dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.32

Subscription Agreement between Berkshire Multifamily Value Fund, L.P., and Berkshire Income realty, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.33

Side Letter between Berkshire Multifamily Value Fund, L.P., and Berkshire Income Realty, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

The information required by this item is set forth below in the financial statements included herein.

BERKSHIRE INCOME REALTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm---------------------------------	70

Consolidated Balance Sheets at December 31, 2005 and 2004-----------------------------	71

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003------------------------------------------------------------------------------------------	72

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003 ---------------------------------------------------------	73

Consolidated Statements of Changes in Stockholders’ Equity / Deficit for the Years Ended December 31, 2005, 2004 and 2003--------------------------------------------------	74

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003-----------------------------------------------------------------------------------	75-76

Notes to Consolidated Financial Statements---------------------------------------------------	77-102

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2005------	103-105

Schedule IV – Mortgage Loans on Real Estate at December 31, 2005 – Schedule omitted – refer to Note 9 of Notes to Consolidated Financial Statements--------------	-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. (the “Company”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 27, 2006

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS

Multifamily apartment communities, net of accumulated depreciation of $126,910,939 and $113,953,842, respectively	$384,046,110	$260,554,434
Cash and cash equivalents	22,134,658	31,913,045
Cash restricted for tenant security deposits	1,448,440	1,217,517
Replacement reserve escrow	1,570,379	2,157,952
Prepaid expenses and other assets	8,973,313	8,190,739
Investment in Mortgage Funds	-	10,167,693
Investment in Multifamily Venture and Limited Partnership	3,397,825	2,274,500
Acquired in place leases and tenant relationships, net of accumulated amortization of $5,047,287 and $1,726,051, respectively	917,064	2,152,840
Deferred expenses, net of accumulated amortization of $645,268 and $325,338, respectively.	3,174,103	2,476,779

Total assets	$425,661,892	$321,105,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$370,521,700	$268,716,955
Due to affiliates	1,379,602	1,862,822
Dividend and distributions payable	1,837,607	1,087,607
Accrued expenses and other liabilities	10,050,160	7,312,054
Tenant security deposits	1,945,989	1,468,397

Total liabilities	385,735,058	280,447,835

Commitments and Contingencies	-	-

Minority interest in properties	7,003,446	7,422,481

Minority interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2005 and 2004, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2005 and 2004, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized; 1,406,196 and 1,283,313 issued and outstanding at December 31, 2005 and 2004, respectively	14,062	12,833
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2005 and 2004, respectively	-	-
Accumulated deficit	(37,301,504)	(36,988,480)
Accumulated other comprehensive income (loss)	-	-

Total stockholders’ equity	32,923,388	33,235,183

Total liabilities and stockholders’ equity	$425,661,892	$321,105,499

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2005	2004	2003
Revenue:
Rental	$60,508,492	$34,873,996	$26,943,873
Interest	448,127	830,804	126,357
Utility reimbursement	905,114	487,263	429,095
Other	2,129,533	1,349,383	1,082,087

Total revenue	63,991,266	37,541,446	28,581,412

Expenses:
Operating	16,137,044	9,378,601	6,816,254
Maintenance	4,831,932	2,742,118	2,250,470
Real estate taxes	6,913,400	4,191,759	2,375,992
General and administrative	3,570,894	1,595,994	1,462,547
Organizational costs	-	-	213,000
Management fees	4,285,212	2,618,093	2,053,445
Depreciation	21,107,820	10,823,256	7,508,833
Interest	17,135,689	10,484,255	7,247,595
Loss on sale of securities	-	163,630	-
Loss on extinguishment of debt	80,017	1,059,143	353,044
Amortization of acquired in-place leases and tenant relationships	3,321,236	1,603,612	212,000

Total expenses	77,383,244	44,660,461	30,493,180

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, discontinued operations and gain on transfer of property to Multifamily Venture	(13,391,978)	(7,119,015)	(1,911,768)

Minority interest in properties	83,063	(2,932,572)	(143,518)

Equity in loss of Multifamily Venture and Limited Partnership	(133,150)	(276,085)	-

Equity in income of Mortgage Funds	3,040,732	3,392,585	6,720,746

Minority common interest in Operating Partnership	(7,320,750)	(976,100)	(732,075)

Net income (loss) from continuing operations	(17,722,083)	(7,911,187)	3,933,385

Discontinued operations:
Loss from discontinued operations	(1,104,275)	(133,168)	(291,125)
Gain on disposition of real estate asset	25,215,105	-	-
Income (loss) from discontinued operations	24,110,830	(133,168)	(291,125)

Income (loss) before gain on transfer of assets to Multifamily Venture	6,388,747	(8,044,355)	3,642,260

Gain on transfer of assets to Multifamily Venture	-	232,704	-

Net income (loss)	$6,388,747	$(7,811,651)	$3,642,260

Preferred dividend	(6,700,796)	(6,700,814)	(4,951,258)

Net loss available to common shareholders	$(312,049)	$(14,512,465)	$(1,308,998)

Net income (loss) from continuing operations per common share, basic and diluted	$(13.14)	$(6.16)	$4.15

Net income (loss) from discontinued operations per common share, basic and diluted	$17.87	$(0.10)	$(0.31)

Net loss per common share, basic and diluted	$(0.23)	$(11.31)	$(1.38)

Weighted average number of common shares outstanding, basic and diluted	1,348,963	1,283,313	948,733

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2005	2004	2003

Comprehensive income (loss):
Net income (loss)	$6,388,747	$(7,811,651)	$3,642,260

Other comprehensive income (loss):

Unrealized gains (losses) arising during the year	-	14,229	(14,229)

Comprehensive income (loss)	$6,388,747	$(7,797,422)	$3,628,031

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Preferred Series A Stock		Class B Common Stock		Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ equity/(deficit)
.	Shares	Amount	Shares	Amount

Balance at December 31, 2002	-	$-	-	$-	$(22,526,662)	$-	$(22,526,662)

Net income	-	-	-	-	3,642,260	-	3,642,260

Issuance of preferred shares, net of issuance costs of $4,241,920	2,978,110	70,210,830	-	-	-	-	70,210,830

Issuance of Common Stock	-	-	1,283,313	12,833	-	-	12,833

Contributions	-	-	-	-	1,505,549	-	1,505,549

Distributions to preferred shareholders	-	-	-	-	(4,951,258)	-	(4,951,258)

Distributions to common shareholders	-	-	-	-	(17,925)	-	(17,925)

Distributions to minority owners/partners	-	-	-	-	-	-	-

Distributions	-	-	-	-	(104,079)	-	(104,079)

Net unrealized loss on available for sale securities	-	-	-	-	-	(14,229)	(14,229)

Balance at December 31, 2003	2,978,110	70,210,830	1,283,313	12,833	(22,452,115)	(14,229)	47,757,319

Net loss	-	-	-	-	(7,811,651)	-	(7,811,651)

Distributions to preferred shareholders	-	-	-	-	(6,700,814)	-	(6,700,814)

Distributions to common shareholders	-	-	-	-	(23,900)	-	(23,900)

Net unrealized loss on available for sale securities	-	-	-	-	-	14,229	14,229

Balance at December 31, 2004	2,978,110	70,210,830	1,283,313	12,833	(36,988,480)	-	33,235,183

Issuance of Common Stock	-	-	122,883	1,229	288,775	-	290,004

Net income	-	-	-	-	6,388,747	-	6,388,747

Distributions to minority owners / partners	-	-	-	-	(110,500)	-	(110,500)

Distributions to preferred shareholders	-	-	-	-	(6,700,796)	-	(6,700,796)

Distributions to common shareholders	-	-	-	-	(179,250)	-	(179,250)

Balance at December 31, 2005	2,978,110	$70,210,830	1,406,196	$14,062	$(37,301,504)	$-	$32,923,388

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,388,747	$(7,811,651)	$3,642,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	335,231	297,555	207,321
Amortization of acquired in-place leases and tenant relationships	3,321,237	1,603,612	212,200
Depreciation	21,568,346	11,628,272	7,897,172
Loss on extinguishment of debt	80,017	294,870	353,044
Loss on available for sale securities	-	163,630	-
Minority interest in properties	(83,063)	2,932,572	143,518
Accretion of Mortgage Funds	(1,315,453)	(2,134,723)	(3,328,743)
Equity in loss of Multifamily Venture	133,150	276,085	-
Gain on transfer of assets to Multifamily Venture	-	(232,704)	-
Minority interest in Operating Partnership	7,320,750	976,100	732,075
Gain on disposition of real estate assets	(25,257,837)	-	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	246,669	265,833	52,863
Prepaid expenses and other assets	(1,637,183)	(1,083,352)	(1,381,047)
Due to/from affiliates	(483,220)	543,807	(1,558,948)
Accrued expenses and other liabilities	3,497,830	1,919,000	837,330
Net cash provided by operating activities	14,115,221	9,638,906	7,809,045

Cash flows from investing activities:
Capital improvements	(21,887,360)	(8,196,211)	(5,834,951)
Acquisition of multifamily apartment communities	(57,503,268)	(89,614,747)	(52,401,713)
Acquisition of real estate limited partnership interests	(39,614,714)	(13,897,073)	-
Proceeds received from transfer of property to Multifamily Venture	-	3,831,728	-
Distributions from investments in Mortgage Funds	11,483,146	16,013,937	53,947,728
Purchase of available-for-sale securities	-	(332,548)	(18,502,642)
Deposits to replacement reserve	(306,490)	(1,100,809)	(373,587)
Withdrawals from replacement reserve	1,070,063	369,819	461,880
Distributions from investment in Multifamily Venture	343,458	150,201	-
Investment in Multifamily Venture	(1,599,933)	(612,649)	-
Investment in Mortgage Funds	-	-	(213,143)
Proceeds from sale of available-for-sale securities	-	18,671,562	-
Acquisition of in-place leases and tenant relationships	(1,356,867)	(1,981,591)	(1,273,204)
Net cash used in investing activities	(109,371,965)	(76,698,381)	(24,189,632)

Cash flows from financing activities:
Borrowings from mortgage notes payable	104,329,000	140,807,500	84,345,000
Principal payments on mortgage notes payable	(1,837,665)	(1,969,138)	(1,381,352)
Borrowings from revolving credit facility – affiliate	16,000,000	-	-
Principal payments on revolving credit facility – affiliate	(16,000,000)	-	-
Good faith deposits on mortgages	976,826	(1,267,825)	-
Issuance of common stock	290,004	-	-
Distributions paid to tax authority on behalf of partners	(110,500)	-	-
Prepayments on mortgage notes payable	(3,269,967)	(74,275,922)	(20,810,471)
Defeasance costs	-	(2,015,592)	-
Deferred financing costs	(1,112,573)	(1,621,086)	(894,100)
Cash shortfall distribution from Multifamily Venture	-	379,527	-
Syndication costs	-	-	(4,241,920)
Distributions to owners	-	-	(104,079)
Distributions to minority interest in properties	(1,041,556)	(2,932,572)	(143,518)
Distributions on common operating partnership units	(6,750,000)	(1,000,000)	(500,000)
Distributions to preferred shareholders	(6,700,796)	(6,700,800)	(4,113,665)
Contributions from holder of minority interest in properties	705,584	7,422,481	1,518,382
Net cash provided by financing activities	85,478,357	56,826,573	53,674,277

Net (decrease) in cash and cash equivalents	(9,778,387)	(10,232,902)	37,293,690
Cash and cash equivalents at beginning of year	31,913,045	42,145,947	4,852,257
Cash and cash equivalents at end of year	$22,134,658	$31,913,045	$42,145,947

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2005	2004	2003
Supplemental disclosure:
Cash paid for interest	$18,522,603	$11,328,093	$8,416,331

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared and payable to preferred shareholders	$837,607	$837,607	$837,593
Dividends and distributions declared and payable on common operating partnership units and shares	$1,000,000	$250,000	$250,000
Transfer of Marina Mile property to Multifamily Venture	$-	$23,190,670	$-
Transfer of Marina Mile mortgage notes payable to Multifamily Venture	$-	$17,400,000	$-
Transfer of Marina Mile other assets and liabilities to Multifamily Venture, net	-	$103,507	$-
Capital improvements included in accrued expenses and other liabilities	$228,994	$1,202,035	$540,451
Issuance of preferred shares in exchange for interests in the Mortgage Funds	$-	$-	$74,452,750
Unrealized loss on available for sale securities	$-	$-	$14,229

Acquisition of real estate limited partnership interests:

Assets purchased:
Cash restricted for tenant security deposits	$(137,722)	$(190,226)	$-
Replacement reserve escrows	-	(859,800)	-
Prepaid expenses and other assets	(122,216)	(887,526)	-
Acquired in place leases and tenant relationships	(732,219)	(1,057,653)	-
Multifamily apartment communities	(38,948,802)	(40,481,487)	-
Liabilities assumed:
Mortgage notes payable	-	28,194,470	-
Accounts payable and accrued expenses	188,523	1,176,196	-
Tenant security deposits	137,722	208,953	-

Net cash used for acquisition of real estate limited partnership interests	$(39,614,714)	$(13,897,073)	$-

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(94,498,144)	$(100,270,727)	$-
Replacement reserve escrows	(176,000)	(248,454)	-
Liabilities assumed:
Mortgage notes payable	15,720,000	10,904,434	-
Use of cash held in escrow from Section 1031 tax exchange	21,450,876	-	-

Net cash used for acquisition of Multifamily apartment communities	$(57,503,268)	$(89,614,747)	$-

Sale of real estate:

Gross selling price	$34,725,000	$-	$-
Payoff of mortgage note payable	(13,136,623)	-	-
Cost of sale	(137,501)	-	-
Cash held in escrow from Section 1031 tax exchange	(21,450,876)	-	-
Cash flows from sale of real estate assets	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was organized on July 19, 2002 and 100 Class B common shares were issued upon organization. The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.

The Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) with respect to its offers (the “Offering”) to issue its 9% Series A Cumulative Redeemable Preferred Stock (the “Preferred Shares”) in exchange for interests (“Interests”) in the following six mortgage funds: Krupp Government Income Trust (“GIT”), Krupp Government Income Trust II (“GIT II”), Krupp Insured Mortgage Limited Partnership (“KIM”), Krupp Insured Plus Limited Partnership (“KIP”), Krupp Insured Plus II (“KIP II”), and Krupp Insured Plus III (“KIP III”) (collectively, the “Mortgage Funds”). The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of preferred shares.

On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 Preferred Shares, respectively, with a $25.00 liquidation preference per share. The Preferred Shares were issued in exchange for Interests in the six Mortgage Funds referred to above. For each Interest in the Mortgage Funds that was validly tendered and not withdrawn in the Offering, the Company issued its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

The Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group (the “Predecessor”). The merger of the separate businesses into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer. Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at the Properties historical cost. The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Interests acquired.

Certain minority ownership interests in three of the Properties are owned by an unaffiliated third party. As the minority interests did not change in connection with the completion of the Offering, the accounting for these interests is based on existing carrying amounts.

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

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2005 is presented below:

Description	Location	Year Acquired	(Unaudited) Total Units	Ownership Interest	(Unaudited) 2005 Occupancy (2)

Century	Cockeysville, Maryland	1984	468	75.82%	95.09%
Dorsey’s Forge	Columbia, Maryland	1983	251	91.38%	95.64%
Hannibal Grove	Columbia, Maryland	1983	316	91.38%	93.62%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	90.31%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	89.36%
St.Marin/Karrington	Coppell, Texas	2003	600	100.00%	94.07%
Laurel Woods	Austin, Texas	2004	150	100.00%	92.76%
Bear Creek	Dallas, Texas	2004	152	100.00%	84.73%
Bridgewater	Hampton, Virginia	2004	216	100.00%	96.55%
Trellis	Newport News, Virginia	2004	176	100.00%	93.61%
Arboretum	Newport News, Virginia	2004	184	100.00%	96.65%
Silver Hill	Newport News, Virginia	2004	153	100.00%	96.79%
Arrowhead	Palatine, Illinois	2004	200	58.00%	92.58%
Moorings	Roselle, Illinois	2004	216	58.00%	94.77%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	96.60%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	97.10%
Yorktowne	Millersville, Maryland	2004	216	100.00%	84.70%
Westchester West	Silver Spring, Maryland	2005	345	100.00%	96.71%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	77.52%
Berkshire at Westchase	Houston, Texas	2005	324	100.00%	81.17%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	81.79%
Lakeridge	Hampton, Virginia	2005	282	100.00%	96.54%
Savannah at Citrus Park	Tampa, Florida	2005	264	100.00%	95.93%

			7,041
Marina Mile (1)	Fort Lauderdale, Florida	2004	306	35.00%	98.30%
Total			7,347

(1) – The Company owns a 35% interest in Marina Mile, an unconsolidated venture.

(2) – Represents the average year-to-date physical occupancy.

Discussion of dispositions for the year ended December 31, 2005

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

2.	SIGNIFICANT ACCOUNTING POLICIES
Principles of combination and consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities which it controls including those entities subject to Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (R), “Consolidation of Variable Interest Entities.”  Variable interest entities (“VIEs”) are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46 (R), the Company consolidates VIEs for which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

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

Management may engage independent third-party appraisers to perform these valuations and those appraisals may use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired.

The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management’s evaluation of the specific characteristics of the residential leases and the Company’s tenant retention history.

The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight line method of amortization over a 24 month period. The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2005 acquisitions as of the acquisition date:

Property	Multifamily Apartment Communities	Acquired In-Place Leases	Tenant Relationships	Total booked at acquisition date

Westchester West	$38,948,802	$576,586	$155,633	$39,681,021
Berkshires on Brompton	14,445,819	155,980	68,221	14,670,020
Berkshire at Westchase	9,824,095	130,709	68,751	10,023,555

Riverbirch	8,267,500	56,760	32,572	8,356,832
Lakeridge	34,395,115	402,588	99,435	34,897,138
Savannah at Citrus Park	27,565,615	256,053	85,798	27,907,466
Total	$133,446,946	$1,578,676	$510,410	$135,536,032

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

Cash and cash equivalents

The Company participates in centralized cash management whereby cash receipts are deposited in specific property operating accounts and are transferred to the Company’s central operating account. Bills are paid from a central disbursement account maintained by an affiliate of the Company, which is reimbursed from the Company’s central operating accounts. In management’s opinion, the cash and cash equivalents presented in the consolidated financial statements are available and required for normal operations.

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

This transaction generated a basis difference between the Company’s investment in the Mortgage Funds (fair value) and its underlying equity in the net assets of the Mortgage Funds (book value). The excess of the book value over the carrying value for each Mortgage Fund has been allocated to such fund’s mortgage loan investments based upon their relative value. Such allocated amounts were amortized into income over the contractual life of the respective mortgage loans on a basis which approximates the effective interest method. Amounts allocated into income were accelerated upon the early repayment of the respective mortgage loans.

The Company has accounted for its investments in the Mortgage Funds, which it did not control, using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the balance sheet, and the Company’s share of net income or loss from the Mortgage Funds is included on the statements of operations.

Deferred expenses

Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the related loans, on a method which approximates the effective interest method.

Minority Interest in Properties

Unaffiliated third parties have ownership interests in seven of the Company’s multifamily apartment communities. Such interests are accounted for as “Minority Interest in Properties” in the accompanying financial statements. Allocations of earnings and distributions are made to minority holders based upon their respective share allocations. Losses in excess of minority holders’ investment basis are allocated to the Company. Distributions from operations to the minority holders in excess of their investment basis are recorded in the Company’s statement of operations as Minority Interest in Properties as there is typically no legal obligation for such investors to restore deficit capital accounts.

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

Stockholders' equity/ deficit

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

Debt extinguishment costs

In accordance with FAS 145, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “loss on extinguishment of debt” in the Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Rental revenue

The properties are leased with terms of generally one year or less. Rental revenue is recognized on a straight-line basis over the related lease term. As a result, deferred rents receivable are created when rental revenue is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. Recoveries from tenants for utility expenses are recognized in the period the applicable costs are incurred.

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

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2005 and 2004, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. Additionally, during 2005, the Company became subject to a franchise tax in North Carolina.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $21,474,000 and $925,000 as of December 31, 2005 and 2004, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123(R)"). The statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that entities recognize the cost of employee services received in exchange for awards of equity instruments (i.e. stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal year beginning after June 15, 2005. The Company has not awarded any compensation to employees in the form of equity instruments and therefore does not anticipate that the adoption of SFAS 123(R) will have a material impact on the Company's financial condition or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective and was adopted by the Company as required effective December 31, 2005. The adoption of FIN 47 did not have a material impact on the financial position or operating results of the Company.

On June 1, 2005, The Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. FAS 154 addresses the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principle be included in the net income of the period of the change the cumulative effect of changing to the new accounting principles. The FASB believes that FAS 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. FAS 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. The Company does not anticipate that the adoption of FAS 154 will have a material impact on the Company's financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”. The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership or similar entity. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. EITF 04-5 was effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. The EITF also reached a consensus that for general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company adopted EITF 04-5 as of January 1, 2006. The Company has assessed its investments in unconsolidated real estate ventures and has determined that EITF 04-5 will not have an impact on its financial condition or results of operations.

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

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	December 31,
	2005	2004
Land	$51,448,117	$39,105,352
Buildings, improvements and personal property	459,508,932	335,402,924

Multifamily apartment communities	510,957,049	374,508,276
Accumulated depreciation	(126,910,939)	(113,953,842)

Multifamily apartment communities, net	$384,046,110	$260,554,434

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

The results of operations from the Windward Lakes property have been presented as results from discontinued operations in the statement of operations for the year ended December 31, 2005. The results of operations for the years ended December 31, 2004 and 2003 have been restated to reflect the comparative results of operations of the Windward Lakes property as discontinued operations pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the year ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Year Ended
	December 31,
	2005	2004	2003
Revenue:
Rental	$1,424,387	$2,737,834	$1,520,879
Interest	1,707	1,610	2,165
Utility reimbursement	24,146	40,519	20,725
Other	139,977	198,254	115,813
Total revenue	1,590,217	2,978,217	1,659,582

Expenses:
Operating	333,560	743,149	424,202
Maintenance	96,987	228,447	137,376
Real estate taxes	213,374	425,000	255,520
General and administrative	38,061	75,989	51,841
Management fees	81,810	115,675	60,424
Depreciation	460,525	805,016	388,789
Loss on extinguishment of debt	1,132,275	-	-
Interest	337,900	718,109	632,555
Total expenses	2,694,492	3,111,385	1,950,707

Loss from discontinued operations	$(1,104,275)	$(133,168)	$(291,125)

4.	AVAILABLE FOR SALE SECURITIES

During 2003, the Company purchased available-for-sale securities. During 2003 and 2004, the Company reinvested the earnings derived from the available-for-sale securities. During 2004, the Company sold all securities on hand, received $18,671,561 in proceeds from the sale and recorded realized loss on the sale of $163,630 which was recorded in earnings for the year ended December 31, 2004. There was no activity related to available-for-sale securities for the year ended December 31, 2005.

5.	INVESTMENT IN MORTGAGE FUNDS

The Company’s investments in the Mortgage Funds are presented in the following table. During 2004 and 2003, five of the Mortgage Funds liquidated as the underlying loans within the funds were retired and the related proceeds were distributed to the funds’ shareholders. During 2005, GIT II, the final Mortgage

Fund, was liquidated as the underlying loans within the fund were retired and the related proceeds were distributed to the funds’ shareholders.

The summarized balance sheet of the Company’s investment in the GIT II Mortgage Fund and the combined investment in Mortgage Funds are presented in the following table. The balances for December 31, 2005 are zero as GIT II fund was liquidated prior to year-end.

	December 31, 2005	December 31, 2004
ASSETS

Mortgage investments	$-	$35,424,756
Cash and cash equivalents	-	4,187,417
Other assets	-	601,815

Total assets	$-	$40,213,988

Liabilities	$-	$218,671
Shareholders’ equity	-	39,995,317

Total liabilities and shareholders’ equity	$-	$40,213,988

Company’s share of equity	$-	$11,522,651
Basis differential (1)	-	(1,354,958)

Carrying value of the Company’s investment in Mortgage Funds	$-	$10,167,693
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

The summarized statements of operations of each individually significant investment in the Mortgage Funds and the combined investment in the Mortgage Funds are as follows:

December 31, 2005
GIT II

Revenue	$7,491,285

Expenses	1,502,813

Net income	$5,988,472

Company’s share of net income	$1,725,279

Amortization of basis differential	1,315,453

Equity in income of Mortgage Funds	$3,040,732

	December 31, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenue	$3,508,762	$3,111,377	$6,620,139

Expenses	1,308,632	1,009,916	2,318,548

Net income	$2,200,130	$2,101,461	$4,301,591

Company’s share of net income	$633,857	$624,005	$1,257,862

Amortization of basis differential	659,273	1,475,450	2,134,723

Equity in income of Mortgage Funds	$1,293,130	$2,099,455	$3,392,585

	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenue	$11,497,944	$12,382,369	$23,880,313

Expenses	2,712,504	2,868,102	5,580,606

Net income	8,785,440	9,514,267	18,299,707

Net income prior to exchange*	(3,289,729)	(3,416,411)	(6,706,140)

Net income attributable to investment	$5,495,711	$6,097,856	$11,593,567

Company’s share of net income	$1,583,314	$1,808,689	$3,392,003

Amortization of basis differential	2,473,905	854,838	3,328,743

Equity in income of Mortgage Funds	$4,057,219	$2,663,527	$6,720,746

*Represents the net income of the Mortgage Funds from January 1, 2003 to April 4 and April 18, 2003, which is the period prior to which the Company held its investment in the respective mortgage Funds.

6.	INVESTMENT IN MULTIFAMILY VENTURE

Effective May 1, 2004, the Company entered into the Limited Liability Company Agreement of JV Marina Mile with its Venture Partner whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the ownership of Marina Mile. Under the terms of the Multifamily Venture agreement governing the entity, the Venture Partner contributed, in cash, 65% of the total venture equity in exchange for a 65% interest in the L.L.C. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties receive proportional distributions of available cash up to the effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the Venture Partner. The Operating Partnership is the managing member for the Multifamily Venture. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate

(“SOP “78-9”) as an equity method investment. The summarized balance sheet of the Multifamily Venture is as follows:

ASSETS	December 31, 2005	December 31, 2004
Multifamily apartment communities, net	$22,518,235	$23,215,432
Cash and cash equivalents	632,902	494,376
Other assets	495,575	542,285
Total Assets	$23,646,712	$24,252,093

LIABILITIES AND MEMBERS’ EQUITY
Mortgage notes payable	$17,400,000	$17,400,000
Other liabilities	346,030	353,522
Members’ equity	5,900,682	6,498,571
Total liabilities and member’ equity	$23,646,712	$24,252,093

Carrying value of the Company’s investment in Multifamily Venture (1)	$1,887,134	$2,274,500

(1) – As of December 31, 2005, amount represents the Company’s share of equity in the Multifamily Venture and is different than the Company’s ownership interest if computed using the Company’s 35% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above. The difference relates mainly to the Company’s share of the gain on the transfer of Marina Mile to the Multifamily Venture, or $117,718, the preferential distributions paid to the Company under the terms of the Multifamily Venture, which as of December 31, 2005 total $52,448 and other differences of $7,939. As of December 31, 2004, there was no variance in methods as no preferential distributions had been paid to the Company.

The summarized statement of operations of the Multifamily Venture for the years ended December 31, 2005 and 2004 are presented in the following table. There was no activity for the year ended December 31, 2003.

	Year Ended
	December 31, 2005	December 31, 2004
Revenue	$3,824,794	$2,945,765

Expenses	4,061,554	3,942,013

Net loss	(236,760)	(996,248)
Net loss included in consolidated results	-	207,805

Net loss attributable to investment	$(236,760)	$(788,443)

Equity in loss of Multifamily Venture	$(82,866)	$(276,085)

7.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”). Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months, and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended (“1031 Exchanges”) without limit.

An affiliate of Company is the managing partner of BVF. The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of the Fund.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity activity of BVF in arrears. The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (As Amended) – “The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9” and is necessary in order for the Company to consistently meet it regulatory filing deadlines. At December 31, 2005, the Company has accounted for its share of the equity in BVF operating activity through September 30, 2005.

The summarized statement of assets, liabilities and Partners’ capital of the BVF limited partnership is as follows:

ASSETS	September 30, 2005

Total Assets	-

LIABILITIES AND PARTNERS’ CAPITAL
Other liabilities	718,346
Partners’ capital	(718,346)
Total liabilities and partners’ capital	$-

Company’s share of partners’ capital	$(50,284)
Basis differential (1)	1,560,975

Carrying value of the Company’s investment in Multifamily Limited Partnership	$1,510,691

(1) - This amount represents the difference between the Company’s investment in BVF (fair value) and its underlying equity in the net assets of BVF (book value) due to the timing of the lag period as described above. At December 31, 2005, the differential relates to a contribution of capital made by the Operating Partnership, in the amount of $1,560,975 to BVF during the fourth quarter of 2005.

The summarized statement of operations of the BVF Multifamily Venture for the period ended September 30, 2005 is as follows:

September 30, 2005
Revenue	$-

Expenses	718,346

Net loss attributable to investment	$(718,346)

Equity in loss of Multifamily Limited Partnership	$(50,284)

8.	MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2005 and 2004:

Collateralized Property	Original Principal Balance	Principal December 31, 2005	Annual Interest Rate at December 31, 2005	Final Maturity Date	Monthly Payment	Principal December 31, 2004

Century	$29,520,000	$29,520,000	4.87%	2013	$119,802	$29,520,000
Century (2nd note)	3,417,000	3,417,000	6.12%	2013	18,008	-
Dorsey’s Forge	16,200,000	16,200,000	4.86%	2013	65,610	16,200,000
Dorsey’s Forge (2nd note)	2,324,000	2,324,000	6.12%	2013	12,247	-
Hannibal Grove	26,600,000	26,600,000	4.86%	2013	107,730	26,600,000
Hannibal Grove (2nd note)	4,563,000	4,563,000	6.12%	2013	24,047	-
Seasons of Laurel	52,500,000	50,163,814	5.74%	2009	306,042	50,946,776
Season (2nd note)	20,378,000	19,776,066	5.07%	2009	110,267	20,098,361
Walden Pond	12,675,000	12,212,629	4.86%	2013	66,962	12,433,814
Windward Lakes (1)	13,467,000	-	-	-	-	13,235,145
Gables of Texas	5,325,000	5,130,749	4.86%	2013	28,132	5,223,674
St. Marin/Karrington	32,500,000	32,464,646	4.90%	2012	132,708	32,500,000
Bridgewater	14,212,500	14,212,500	5.11%	2013	60,522	14,212,500
Trellis	6,750,000	6,750,000	5.07%	2013	28,519	6,750,000
Silver Hill (2)	4,010,241	3,913,369	7.18%	2026	26,237	4,003,558
Arboretum (2)	6,894,193	6,723,927	7.18%	2026	45,388	6,882,445
Arrowhead	5,510,000	5,510,000	5.00%	2014	22,958	5,510,000
Moorings	5,775,000	5,775,000	5.00%	2014	24,063	5,775,000
Country Place I & II	15,520,000	15,520,000	5.01%	2015	64,796	15,520,000
Yorktowne	16,125,000	16,125,000	5.13%	2015	68,934	-
Westchester West	29,500,000	29,500,000	5.03%	2015	127,776	-
Brompton	6,400,000	6,400,000	5.11%	2015	28,161	-
Westchase	6,500,000	6,500,000	5.08%	2015	28,434	-
Riverbirch	5,750,000	5,750,000	5.57%	2015	27,579	-
Lakeridge	13,130,000	13,130,000	5.07%	2014	57,323	-
Lakeridge (2nd note)	12,520,000	12,520,000	5.08%	2014	54,768	-
Savannah at Citrus Park	15,720,000	15,720,000	5.21%	2009	70,526	-
Laurel Woods	4,100,000	4,100,000	5.17%	2015	18,260	-

Total fixed rate	387,885,934	370,521,700				265,411,273
Laurel Woods (3)	3,320,000	-	4.29%	2011	16,290	3,305,682
Total	$391,205,934	$370,521,700				$268,716,955

(1) – Windward Lakes was sold during 2005 and the related mortgage was paid off. There was no balance outstanding as of December 31, 2005.

(2) – Represents assumed balance of the mortgage note payable as adjusted to its fair value of as required by FAS 141 “ Business Combinations.”

(3) – Laurel Woods was a variable rate mortgage subject to monthly adjustment based on changes to the underlying reference rate of the loan. The loan was refinanced on September 30, 2005 to a fixed rate mortgage note payable.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities. All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2005 and 2004. Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2005.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2005 are as follows:

2006	$2,098,144
2007	4,657,610
2008	5,516,505
2009	86,944,544
2010	4,872,342
Thereafter	266,432,555
$370,521,700

9.	REVOLVING CREDIT FACILITY - AFFILIATE

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

As of December 31, 2005, a total of $16,000,000 has been advanced from and subsequently repaid to the affiliate under the revolving credit facility. There were no borrowings outstanding as of December 31, 2005. The Company incurred interest and fees of $280,618 related to the borrowings during the year ended December 31, 2005.

10.	DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Company’s Board of Directors (the “Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the years ended December 31, 2005 and 2004, the Company declared aggregate dividends of $6,700,796 and $6,700,814, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2005 and 2004, respectively.

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

Also on November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the year ended December 31, 2005 and 2004, the Company declared a total of $7,500,000 and $1,000,000, respectively, of distributions to common shareholders, of which $1,000,000 and $250,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2005 and 2004, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

During 2005 and 2004, the Company made distributions to the holders of the outstanding common and preferred stock. The tax status of the distributions is as follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2005	2005	2004	2004
Preferred Stock:
Taxable dividend paid per share	$2.095	93.1%	$2.043	90.8%
Taxable capital gain dividend paid per share	0.155	6.9	0.207	9.2
Total	$2.250	100.0%	$2.250	100.0%

Common Stock:
Taxable dividend paid per share	$-	0.0%	$-	0.0%
Non-taxable dividend paid per share	0.127472	100.0	0.018624	100.0
Total	$0.127472	100.0%	$0.018624	100.0%

Refer to note 2 for additional information regarding the tax status of the Company

11.	COMMMITMENTS AND CONTINGENCIES

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

12.	MINORITY INTERESTS

Minority Interest in Properties

Three of the Company’s properties, Dorsey’s Forge Apartments, Hannibal Grove Apartments and Century II Apartments, are owned with a third party who was given certain rights when the properties where acquired. Among those rights is the right to require the Company to use good faith efforts to sell the properties. This right existed for a 180-day period beginning on April 27, 2005 and ending on October 27, 2005, during which time the third party did not exercise such right. The Company’s interest in each of Dorsey’s Forge and Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%. At December 31, 2005, the Company estimates the total value of the third party’s interest in these properties at approximately $5,497,000.

Additionally during 2004, as a result of the refinancing of these properties’ mortgages, distributions totaling $2,821,344 were made to the third party partner based on their interest in the properties. The Company retained the balance of the net proceeds as working capital.

Effective September 24, 2004, the Company consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unaffiliated third party, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the venture. Under the terms of the limited liability company agreement, the Company owns a 58% interest as the managing member and ERI will own the remaining 42% interest. The Company evaluated its investment in JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R. Therefore the Company accounted for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements based on its controlling interest in the subsidiary.

Minority Interest in Operating Partnership

The following table sets forth the calculation of minority interest in the Operating Partnership at December 31:

	2005	2004	2003
Net income (loss)	$6,388,747	$(7,811,651)	$3,642,260
Add:
Minority common interest in Operating Partnership	7,320,750	976,100	732,075
Income (loss) before minority interest in Operating Partnership	13,709,497	(6,835,551)	4,374,335
Preferred Dividend	(6,700,796)	(6,700,814)	(4,951,258)
Income (loss) available to common equity	7,008,701	(13,536,365)	(576,923)
Common Operating Partnership units of minority interest	97.61%	97.61%	97.61%
Minority common interest in Operating Partnership	$6,841,193	$(13,212,846)	$(563,135)

Although the current year activity resulted in a net income position, due to the sale of Windward Lakes, there continues to be no positive basis in the Operating Partnership and there was no allocation to the Minority common interest in Operating Partnership at December 31, 2005, 2004 and 2003, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the Minority common interest in the Operating Partnership:

	Minority Common Interest in Operating Partnership	Company’s Interest in Operating Partnership	Total Common Owners’ Deficit

Balance at January 1, 2004	$(23,693,916)	$1,254,634	$(22,439,282)

Capital Contributions
Minority common interest in Operating Partnership	(13,212,846)	323,519)	(13,536,365)
Distributions to common interest in Operating Partnership	(976,100)	(23,900)	(1,000,000)
Other distributions effecting common interest in Operating Partnership

Balance at December 31, 2004 (1)	(37,882,862)	907,215	(36,975,647)

Minority common interest in Operating Partnership	6,841,193	167,508	7,008,701
Distributions to common interest in Operating Partnership	(7,320,750)	(179,250)	(7,500,000)

Balance at December 31, 2005 (1)	$(38,362,419)	$895,473	$(37,466,946)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of December 31, 2005 and 2004, the Minority common interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

On August 12, 2003, the Board authorized the general partner of the Operating Partnership to distribute three quarterly distributions of $250,000 from its operating cash flows to common general and common limited partners. The distributions were payable on August 15, 2003, November 15, 2003 and February 15, 2004. Total distributions authorized as of December 31, 2003 were $750,000 of which $250,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31 ,2004.

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

For the years ended December 31, 2005, 2004 and 2003, the Company declared a total of $7,500,000, $1,000,000 and $750,000, respectively, of distributions to common shareholders, of which $1,000,000 and $250,000 were payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2005, and 2004, respectively.

13.	RELATED PARTY TRANSACTIONS

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

The Company pays asset management fees to an affiliate for asset management services. These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid. Effective April 4, 2003, under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. Prior to April 4, 2003, asset management fees paid by the Predecessor were based on fees specified under the terms of the agreements governing the various Predecessor entities. The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

As of January 1, 2005, the Company pays a construction management fee to an affiliate for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $1,096,538 in construction management fees for the year ended December 31, 2005. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays acquisition fees to an affiliate for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. During the year ended December 31, 2005 and 2004, the Company incurred fees on the following acquisitions:

Acquisition	Acquisition Fee 2005	Acquisition Fee 2004	Acquisition Fee 2003

Westchester West	$392,500	$-	$-
Berkshires on Brompton	144,000	-	-
Berkshires at Westchase	99,000	-	-
Lakeridge	343,440	-	-
Riverbirch	82,000	-	-
Savannah	275,200	-	-
Bear Creek	-	49,000	-
Laurel Woods	-	52,500	-
Bridgewater	-	189,500	-
Trellis	-	88,250	-
Silver Hill	-	43,500	-
Arboretum	-	105,750	-
Arboretum Land	-	15,000	-

Arrowhead	-	79,124	-
Moorings	-	83,029	-
Country Place I	-	134,145	-
Country Place II	-	84,607	-
Yorktowne	-	215,000	-
Gables	-	-	69,250
Windward Lakes	-	-	190,000
St. Marin/Karrington	-	-	461,250
	$1,336,140	$1,139,405	$720,500

All acquisition fees have been capitalized and are included in the caption “Multifamily apartment communities” in the accompanying balance sheet.

Amounts accrued or paid to the Company’s affiliates for the year ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Property management fees	$2,731,080	$1,553,222	$1,276,301
Expense reimbursements	246,062	232,065	165,417
Salary reimbursements	6,928,648	4,328,538	2,814,116
Asset management fees	1,635,942	1,180,545	837,568
Acquisition fees	1,336,140	1,139,405	720,500
Construction management fees	1,096,538	-	-
Interest on revolving credit facility	280,618	-	-

Total	$14,255,028	$8,433,775	$5,813,902

Expense reimbursements due to affiliates of $2,044,060 and $3,046,064 are included in due to affiliates at December 31, 2005 and 2004, respectively.

Expense reimbursements due from affiliates of $664,458 and $1,183,242 are included in due to affiliates at December 31, 2005 and 2004, respectively.

Amounts due to affiliates of $1,379,602 and $1,862,822 at December 31, 2005 and 2004, respectively, represent intercompany development fees, expense reimbursements and shared services.

In addition to the fees listed above, the Multifamily Venture paid the Advisor a property management fee of $136,895 and $81,889 for the year ended December 31, 2005 and 2004, respectively, relating to its management of the Berkshires at Marina Mile property. The Multifamily Venture also paid the Advisor a construction management fee of $2,329 and $99,000 for the year ended December 31, 2005 and 2004, respectively, relating to its management of ongoing rehabilitation projects at the Marina Mile property.

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

On May 10, 2005, the Audit Committee of the Board approved an amendment to the advisory services agreement to provide for the payment of a construction management fee to the Advisor for the management of rehabilitation and renovation projects at the Company’s properties. The fee, in the amount of 7.5% will be paid on projects with construction costs in excess of $15,000 up to $10,000,000 and 5% for costs in excess of $10,000,000. The fee will be paid on the total cost of such projects, excluding capital expense items and soft costs, including legal, architectural, design and collateral material service fees. The agreement is effective as of January 1, 2005. Construction management fees for projects ongoing from January 1, 2005 through December 31, 2005 totaled $1,096,538 and have been capitalized as a component of basis of the property undergoing the rehabilitation project.

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

As of December 31, 2005, a total of $16,000,000 has been advanced from and subsequently repaid to the affiliate under the revolving credit facility. There were no borrowings outstanding as of December 31, 2005. The Company incurred interest and fees of $280,618 related to the borrowings during the year ended December 31, 2005.

On August 12, 2005, the Company entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF” or the “Fund”), an affiliate of the Advisor. Under the terms of the agreement and the related limited partnership agreement, the Company, together with affiliates and other unaffiliated parties, agreed to invest up to $25,000,000, or approximately 7%, of the total capital of BVF. The Fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months; and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended (“1031 Exchanges”) without limit. Further, the agreement permits the Company to acquire without restriction, on or prior to December 31, 2005, a limited number of specific investment opportunities identified by Company Management. Management has evaluated these restrictions and believes that they will not materially impact the Company. Management believes the Company had invested substantially all of its available capital, as of the date of the subscription agreement, and, due to the Company’s ability to consummate 1031 Exchanges with existing properties, will not be significantly restricted in its ability to appropriately manage its investments. As of December 31, 2005, BVF has made an initial capital call, as provided for in the agreement, and as a result the Company has made an investment of $1,540,165 in BVF.

The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of the Fund. The Company will account for its investments in the Fund under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment.

14.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results of Windward Lakes for the quarter ended March 31, 2005 have been reclassed to discontinued operations to provide comparable information to the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005.

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$13,695,076	$15,624,122	$17,029,812	$17,642,256

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(3,077,263)	(3,102,990)	(3,502,331)	(3,709,394)

Income (loss) from continuing operations	(1,832,483)	(3,418,074)	(1,782,144)	(10,689,382)

Discontinued operations
Net income (loss) from operations	44,054	(1,157,867)	1,100	8,438
Gain on disposition of real estate assets	-	25,257,837	(42,732)	-
Income (loss) from discontinued operations	44,054	24,099,970	(41,632)	8,438

Gain on transfer of assets to Multifamily Venture	-	-	-	-

Net income (loss)	(1,788,429)	20,681,896	(1,823,776)	(10,680,944)

Preferred dividend	(1,675,200)	(1,675,199)	(1,675,199)	(1,675,198)

Income (loss) available to common shareholders	$(3,463,629)	$19,006,697	$(3,498,975)	$(12,356,142)

Basic and diluted earnings per share:
Loss from continuing operations	$(1.44)	$(2.63)	$(1.27)	$(7.80)
Net income from discontinued operations	$0.14	$18.56	$(0.03)	$(0.80)
Income (loss) available to common shareholders	$(2.60)	$14.64	$(2.49)	$(9.78)

Weighted average number of common shares outstanding	1,283,313	1,298,167	1,406,196	1,406,196

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$9,563,114	$9,771,415	$9,940,643	$11,244,490

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership and gain on transfer of property to Multifamily Venture	(1,390,815)	(1,334,749)	(1,225,946)	(3,300,673)

Net income (loss)	(1,059,590)	(868,233)	29,653	(5,913,481)

Net (loss) available to common shares	$(2,734,803)	$(2,543,435)	$(1,645,850)	$(7,588,377)

Net (loss) per common share-basic	$(2.13)	$(1.98)	$(1.28)	$(5.92)

Weighted average common shares outstanding – basic	1,283,313	1,283,313	1,283,313	1,283,313

	2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$6,992,882	$7,522,719	$7,425,131	$8,088,262

Income before minority interest Operating Partnership	374,981	626,772	2,598,724	773,858

Net income	374,981	626,772	2,110,724	529,783

Net income (loss) available to common shares	-	$(974,114)	$435,538	$(770,422)

Net income (loss) per common share-basic	-	$(0.80)	$0.34	$(0.92)

Weighted average common shares outstanding-basic	-	1,214,106	1,283,313	1,283,313

15.	PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited proforma information for the years ended December 31, 2005 and 2004 is presented as if the 2005 acquisition of Westchester West, Lakeridge Apartments, Berkshires at Westchase and Savannah at Citrus Park properties had occurred as of the beginning of each period. Information for the 2005 acquisition of Berkshires on Brompton and Riverbirch properties is not presented as both properties were acquired pursuant to winning bids at foreclosure auction and financial information from the previous owners is not available. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

	2005	2004

Revenue	$66,019,401	$46,946,704

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(16,352,640)	(12,728,079)

Income (loss) from continuing operations	(20,682,745)	(13,520,251)

Discontinued operations
Net income (loss) from operations	(1,104,275)	(133,168)
Gain on disposition of real estate assets	25,215,105	-
Income (loss) from discontinued operations	24,110,830	(133,168)

Gain on transfer of assets to Multifamily Venture	-	232,704

Net income (loss)	3,428,085	(13,420,715)

Preferred dividend	(6,700,796)	(6,700,814)

Income (loss) available to common Shareholders	$(3,272,711)	$(20,121,529)

Basic and diluted earnings per share:
Loss from continuing operations	$(15.33)	$(10.54)
Net income from discontinued operations	$17.87	$(0.10)
Income (loss) available to common Shareholders	$(2.43)	$(15.68)

Weighted average number of common shares outstanding	1,348,963	1,283,313

The following unaudited proforma information for the year ended December 31, 2003 is presented as if the Offering for the Interests in the Mortgage Funds on April 4, 2003 and April 18, 2003 had occurred as of the beginning of the period. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

2003

Equity in income of Mortgage Funds	$9,062,192

Net income	5,983,706

Preferred dividend	(6,700,000)

Net income (loss) available to common shareholders	$(716,294)

Basic earnings per share:
Net income (loss) available to common shareholders	$(0.56)

Weighted average number of common shares outstanding	1,283,313

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents

For those cash equivalents with maturities of three months or less from the date of acquisition, the carrying amount of the investment is a reasonable estimate of fair value.

Available for sales securities

For securities held for sale, the fair values of the securities are based on quoted market prices.

Mortgage notes payable

Market fixed rate mortgage notes payable - For fixed rate mortgages that have been obtained in the open market, the fair value is based on the borrowing rates currently available to the Company with similar terms and average maturities. The Company believes that the carrying amounts of the mortgages are reasonable estimates of fair value.

Market variable rate mortgage notes payable - For variable rate mortgages that have been obtained in the open market, the fair value is based on the borrowing rates currently available to the Company with similar terms and average maturities. The Company believes that the carrying amount of the mortgage was a reasonable estimate of fair value as of December 31, 2004.

Assumed fixed rate mortgage notes payable – For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company. At December 31, 2005, the carrying amount is the fair value of the assumed mortgage notes payable.

17.	SUBSEQUENT EVENTS

On January 4, 2006, the operating partnership of the Company, Berkshire Income Realty – OP, L.P., through its subsidiaries JV Marina Mile, LLC, and BIR I, LLC, entered into a purchase and sale agreement to sell The Berkshires at Marina Mile Apartments, a 306 unit multifamily apartment community located in Ft Lauderdale, Florida, to Metro Real Estate Group, Inc (the “Buyer”). The sales price of the property is

$41,978,700, as amended by an amendment to the purchase and sale agreement, and is subject to normal operating prorations and adjustments as provided for in the agreement. The Buyer is an unaffiliated third party. The Company has structured the transaction as a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and intends to reinvest its share of the proceeds from the sale of Marina Mile in the purchase of a qualified replacement property. The Company currently expects to close on the sale of the property in the second quarter of 2006, subject to certain conditions.

On March 9, 2006, the Company received notice of the second capital call by BVF. The capital call represents 12%, or $2,800,299, of the total capital committed to BVF by the Company. The contribution is due to BVF by March 23, 2006 and will bring the total investment by the Company to $4,340,464 or 18.5% of the total committed capital amount of $23,400,000.

On March 22, 2006, the Company, through its wholly owned subsidiary, BIR Bear Creek Limited Partnership, closed on a non-recourse mortgage note payable on Bear Creek Apartments for $3,825,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.85% for a term of 10 years. The note is interest only for five years and matures on April 1, 2016, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

BERKSHIRE INCOME REALTY, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2005

Description	Location	Land	Building	Building and Improvements	Basis Step-up (a)

Century	Cockeysville, MD	$1,049,868	$13,948,245	$9,387,142	$12,214,454
Dorsey’s Forge	Columbia, MD	340,956	4,529,843	4,882,817	3,403,527
Hannibal Grove	Columbia, MD	518,519	6,888,890	9,732,871	5,913,556
Seasons of Laurel	Laurel, MD	3,675,752	33,166,558	30,708,559	26,241,179
Walden Pond/ Gables	Houston, TX	1,756,026	18,279,102	4,603,330	8,322,125
St. Marin/Karrington	Coppell, TX	5,440,026	39,893,523	1,003,609	-
Laurel Woods	Austin, TX	625,953	4,590,322	447,423	-
Bear Creek	Dallas, TX	581,466	4,264,084	450,910	-
Bridgewater	Hampton, VA	2,278,988	16,643,843	99,682	-
Trellis	Newport News, VA	1,061,795	7,717,759	439,745	-
Silver Hill	Newport News, VA	594,486	4,290,826	70,045	-
Arboretum	Newport News, VA	1,383,514	10,077,037	142,769	-
Arboretum Land	Newport News, VA	1,529,123	-	1,704	-
Arrowhead	Palatine, IL	1,045,102	7,610,430	341,686	-
Moorings	Roselle, IL	1,105,338	8,042,427	344,050	-
Country Place I	Burtonsville, MD	1,876,149	11,968,638	807,642	-
Country Place II	Burtonsville, MD	1,200,638	7,456,823	260,750	-
Yorktowne	Millersville, MD	2,808,973	18,807,470	5,056,862	-
Westchester West	Silver Spring, MD	4,674,576	34,280,225	1,121,665	-
Berkshires on Brompton	Houston, TX	1,740,063	12,760,464	3,438,285	-
Berkshires at Westchase	Houston, TX	1,183,146	8,676,407	467,043	-
Riverbirch	Charlotte, NC	983,783	7,214,410	439,990	-
Lakeridge	Hampton, VA	4,129,329	30,281,746	26,307	-
Savannah at Citrus Park	Tampa, FL	3,309,064	24,292,019	13,598	-
Sub-total		44,892,633	335,681,091	74,288,484	56,094,841
Marina Mile (1)	Fort Lauderdale, FL	2,803,167	20,556,558	1,309,006	-
Total		$47,695,800	$356,237,649	$75,597,490	$56,094,841

(1) – The Company owns a 35% interest in Marina Mile, an unconsolidated venture.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (CONT)

AS OF DECEMBER 31, 2005

Description	Land and Improvements (3)	Building and Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives

Century	$3,940,130	$32,659,579	$36,599,709	$21,255,022	1984	(1)
Dorsey’s Forge	1,003,104	12,154,039	13,157,143	8,202,841	1983	(1)
Hannibal Grove	1,569,736	21,484,100	23,053,836	13,443,407	1983	(1)
Seasons of Laurel	8,087,530	85,704,518	93,792,048	51,288,818	1985	(1)
Walden Pond / Gables	3,062,858	29,897,725	32,960,583	16,557,564	1983/2003	(1)
St. Marin/Karrington	5,512,077	40,825,081	46,337,158	4,932,110	2003	(1)
Laurel Woods	630,437	5,033,261	5,663,698	534,262	2004	(1)
Bear Creek	588,964	4,707,496	5,296,460	493,094	2004	(1)
Bridgewater	2,292,830	16,729,683	19,022,513	1,049,575	2004	(1)
Trellis	1,068,117	8,151,182	9,219,299	508,895	2004	(1)
Silver Hill	599,922	4,355,435	4,955,357	272,680	2004	(1)
Arboretum	1,392,697	10,210,622	11,603,319	639,461	2004	(1)
Arboretum Land	1,530,827	-	1,530,827	-	2004	(1)
Arrowhead	1,220,013	7,777,205	8,997,218	484,592	2004	(1)
Moorings	1,254,809	8,237,006	9,491,815	510,424	2004	(1)
Country Place I	1,886,850	12,765,579	14,652,429	683,037	2004	(1)
Country Place II	1,207,871	7,710,339	8,918,210	417,158	2004	(1)
Yorktowne	2,648,670	24,024,635	26,673,305	1,398,689	2004	(1)
Westchester West	4,682,441	35,394,026	40,076,467	1,756,193	2005	(1)
Berkshires on Brompton	1,740,063	16,198,749	17,938,812	827,351	2005	(1)
Berkshires at Westchase	1,183,146	9,143,450	10,326,596	429,659	2005	(1)
Riverbirch	983,783	7,654,400	8,638,183	193,083	2005	(1)
Lakeridge	4,130,676	30,306,709	34,437,382	815,218	2005	(1)
Savannah at Citrus Park	3,309,064	24,305,615	27,614,682	217,806	2005	(1)
Sub-total	55,526,615	455,430,434	510,957,049	126,910,939
Marina Mile (2)	2,803,167	21,865,564	24,668,731	2,510,496	2004	(1)
Total	$58,329,782	$477,295,998	$535,625,780	$129,421,435

(1) Depreciation of the buildings and improvements are calculated over the lives ranging from 3 – 27.5 years.

(2) The Company owns a 35% interest in Marina Mile, an unconsolidated venture.

(3) Column reflects land and improvements to land. Total does not agree to footnote 3 of the consolidated financial statements as land improvements are grouped with other depreciable assets and land is presented separately.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2005	2004	2003

Balance at beginning of year	$374,508,276	$247,832,637	$189,055,522
Acquisitions and improvements	154,361,264	150,150,460	58,777,115
Dispositions	(17,912,491)	(23,474,821)	-

Balance at end of year	$510,957,049	$374,508,276	$247,832,637

Accumulated Depreciation	2005	2004	2003

Balance at beginning of year	$113,953,842	$102,609,721	$94,712,098
Depreciation expense	21,568,346	11,628,272	7,897,623
Dispositions	(8,611,249)	(284,151)	-

Balance at end of year	$126,910,939	$113,953,842	$102,609,721

The aggregate cost of the Company’s multifamily apartment communities for federal income tax purposes was approximately, $416,241,726, 274,028,439 and $138,700,117 as of December 31, 2005, 2004 and 2003, respectively and the aggregate accumulated depreciation for federal income tax purposes was approximately, $53,669,704, $36,960,410 and $19,279,008 as of December 31, 2005, 2004 and 2003, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.

March 29, 2006	BY:/s/ David C. Quade
NAME: David C. Quade
TITLE: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp

	Chairman of the Board of	March 29, 2006
Douglas Krupp	Directors

/s/ David C. Quade

	President, Chief Financial	March 29, 2006
David C. Quade	Officer and Director (Principal
Executive Officer)

/s/ Robert M. Kaufman

Director	March 29, 2006

Robert M. Kaufman

/s/ Randolph G. Hawthorne

Director	March 29, 2006

Randolph G. Hawthorne

/s/ Richard B. Peiser

Director	March 29, 2006

Richard B. Peiser

/s/ Christopher M. Nichols

	Vice President and Controller	March 29, 2006
Christopher M. Nichols	(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David C. Quade, Principal Executive Officer of Berkshire Income Realty, Inc. (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of directors:

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 29, 2006

By:

/s/ David C. Quade

David C. Quade

Principal Executive Officer

1

Exhibit 31.2

CERTIFICATION OF FINANCIAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher M. Nichols, Principal Accounting Officer of Berkshire Income Realty, Inc. (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of directors:

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 29, 2006

By:

/s/ Christopher M. Nichols

Christopher M. Nichols

Principal Accounting Officer

2

Exhibit 32

PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The certification set forth below is hereby made solely for the purpose of satisfying the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 and may not be relied upon or used for any other purposes.

In connection with the Annual Report of Berkshire Income Reality, Inc. (the "Company") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Quade, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 29, 2006

By:

/s/ David C. Quade

David C. Quade

Principal Executive Officer

Exhibit 32

PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The certification set forth below is hereby made solely for the purpose of satisfying the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 and may not be relied upon or used for any other purposes.

In connection with the Annual Report of Berkshire Income Reality, Inc. (the "Company") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher M. Nichols, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 29, 2006

By:

/s/ Christopher M. Nichols

Christopher M. Nichols

Principal Accounting Officer

3