Form 10-Q
period 2006-03-31
BERKSHIRE INCOME REALTY INC
filed 2006-05-15
CIK 1178862

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 001-31659

Berkshire Income Realty, Inc.

Maryland	32-0024337
_______________________________________________	______________________________

(State or other jurisdiction of incorporation or organization) (I. R. S. Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
_______________________________________________	_____________________________
(Address of principal executive offices)	(Zip Code)

(617) 523-7722

___________________________________________

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [	]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer[	]	Accelerated Filer[	]	Non-accelerated Filer[ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ X ]	No [	]

There were 1,406,196 shares of Class B common stock outstanding as of May 12, 2006.

Part I.	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $133,352,893 and $126,910,939, respectively	$381,444,097	$384,046,110
Cash and cash equivalents	17,137,614	22,134,658
Cash restricted for tenant security deposits	1,794,794	1,448,440
Replacement reserve escrow	870,801	1,570,379
Prepaid expenses and other assets	7,714,569	8,973,313
Investment in Mortgage Funds	-	-
Investment in Multifamily Venture and Limited Partnership Venture	5,955,713	3,397,825
Acquired in place leases and tenant relationships, net of accumulated amortization of $5,383,519 and $5,047,287, respectively	580,830	917,064
Deferred expenses, net of accumulated amortization of $758,287 and $645,268, respectively	3,201,522	3,174,103
Total assets	$418,699,940	$425,661,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$373,773,435	$370,521,700
Due to affiliates	1,593,683	1,379,602
Dividend and distributions payable	1,837,606	1,837,607
Accrued expenses and other liabilities	6,693,417	10,050,160
Tenant security deposits	1,977,866	1,945,989
Total liabilities	385,876,007	385,735,058

Commitments and contingencies	-	-

Minority interest in properties	7,000,808	7,003,446

Minority common interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	-	-
Accumulated deficit	(44,401,767)	(37,301,504)
Accumulated other comprehensive income (loss)	-	-

Total stockholders’ equity	25,823,125	32,923,388

Total liabilities and stockholders’ equity	$418,699,940	$425,661,892

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2006	2005
Revenue:
Rental	$17,296,087	$12,951,199
Interest	200,288	103,926
Utility reimbursement	291,596	200,638
Other	626,716	439,315
Total revenue	18,414,687	13,695,078

Expenses:
Operating	5,145,746	3,597,346
Maintenance	1,094,678	857,721
Real estate taxes	2,020,951	1,513,534
General and administrative	575,609	909,861
Management fees	1,131,285	944,478
Depreciation	6,441,954	4,182,393
Interest	4,920,242	3,704,190
Amortization of acquired in-place leases and tenant relationships	336,234	1,062,817
Total expenses	21,666,699	16,772,340

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(3,252,012)	(3,077,262)

Minority interest in properties	(1,039,517)	201,914

Equity in loss of Multifamily Venture and Limited Partnership	(133,536)	(43,174)

Equity in income of Mortgage Funds	-	1,086,039

Minority common interest in Operating Partnership	(976,100)	-

Net loss from continuing operations	(5,401,165)	(1,832,483)

Discontinued operations:
Income from discontinued operations	-	44,054

Net loss	$(5,401,165)	$(1,788,429)

Preferred dividend	(1,675,198)	(1,675,200)

Net loss available to common shareholders	$(7,076,363)	$(3,463,629)

Net loss from continuing operations per common share, basic and diluted	$(3.84)	$(1.43)

Income from discontinued operations per common share, basic and diluted	$-	$0.03

Net loss per common share, basic and diluted	$(3.84)	$(1.39)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,283,313
Dividend declared per common share, basic and diluted	$(0.02)	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended
	March 31,
	2006	2005

Comprehensive loss:

Net comprehensive loss	$(5,401,165)	$(1,788,429)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

						Other	Total
					Accumulated	Comprehensive	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Income	Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2005	2,978,110	$70,210,830	1,406,196	$14,062	$(37,301,504)	$-	$32,923,388

Net loss	-	-	-	-	(5,401,165)	-	(5,401,165)

Distributions to common shareholders	-	-	-	-	(23,900)	-	(23,900)

Distributions to preferred shareholders	-	-	-	-	(1,675,198)	-	(1,675,198)

Balance at March 31, 2006	2,978,110	$70,210,830	1,406,196	$14,062	$(44,401,767)	$-	$(25,823,125)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(5,401,165)	$(1,788,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	113,019	86,916
Amortization of acquired in-place leases and tenant relationships	336,234	1,062,817
Depreciation	6,441,954	4,410,419
Minority interest in properties	1,039,517	-
Accretion of Mortgage Funds	-	(201,914)
Equity in loss of Multifamily Venture	133,536	43,174
Minority common interest in Operating Partnership	976,100	(530,737)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(314,477)	137,549
Prepaid expenses and other assets	1,140,994	(125,594)
Due to/from affiliates	214,081	1,752,084
Accrued expenses and other liabilities	(3,300,884)	(2,268,761)
Net cash provided by operating activities	1,378,909	2,577,524

Cash flows from investing activities:
Capital improvements	(3,895,800)	(1,743,272)
Acquisition of multifamily apartment communities	-	(24,269,914)
Acquisition of real estate limited partnership interests	-	(39,614,714)
Distributions from investments in Mortgage Funds	-	3,626,421
Deposits to replacement reserve	(13,966)	(16,940)
Withdrawals from replacement reserve	713,544	3,289
Investment in Multifamily Venture and Limited Partnership	(2,800,299)	-
Distributions from Multifamily Venture	108,874	-
Acquisition of in-place leases and tenant relationships	-	(423,660)
Net cash used in investing activities	(5,887,647)	(62,438,790)

Cash flows from financing activities:
Borrowings from mortgage notes payable	3,825,000	45,625,000
Principal payments on mortgage notes payable	(573,265)	(594,086)
Good faith deposits on mortgage notes payable	117,750	-
Deferred financing costs	(140,438)	(328,839)
Distributions to minority interest in properties	(1,042,155)	-
Distributions on common operating partnership units	(1,000,000)	(250,000)
Distributions to preferred shareholders	(1,675,198)	(1,675,200)
Contributions from holder of minority interest in properties	-	705,584
Net cash provided by (used in )financing activities	(488,306)	43,482,459

Net decrease in cash and cash equivalents	(4,997,044)	(16,378,807)
Cash and cash equivalents at beginning of period	22,134,658	31,913,045
Cash and cash equivalents at end of period	$17,137,614	$15,534,238

Supplemental disclosure:

Cash paid for interest	$5,321,830	$4,809,971

Supplemental disclosure of non-cash investing and financing activities:

Capital improvements included in accrued expenses and other liabilities	173,135	48,330
Dividends declared and payable to preferred shareholders	837,607	837,607

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the three months ended March 31,
	2006	2005

Acquisition of real estate limited partnership interests:

Assets purchased:
Cash restricted for tenant security deposits	$-	$(137,722)
Prepaid expenses and other assets	-	(122,216)
Acquired in place leases and tenant relationships	-	(732,219)
Multifamily apartment communities	-	(38,948,802)
Liabilities assumed:
Accounts payable and accrued expenses	-	188,523
Tenant security deposits	-	137,722

Net cash used for acquisition of real estate limited partnership interests	$-	$(39,614,714)

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$-	$(24,269,914)

Net cash used for acquisition of Multifamily apartment communities	$-	$(24,269,914)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was organized on July 19, 2002. The Company is engaged primarily in the business of acquiring, owning, operating, and rehabilitating multifamily apartment communities. As of March 31, 2006, the Company owned, or had an interest in, 24 multifamily apartment communities consisting of a total of 7,347 apartment units.

Discussion of acquisitions for the three months ended March 31, 2006

The Company did not acquire any properties during the three month period ended March 31, 2006.

Discussion of dispositions for the three months ended March 31, 2006

The Company did not dispose of any properties during the three month period ended March 31, 2006.

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

“Gain and losses on the transfer of real estate properties may result from the transfer of a partial interest in a property to an unconsolidated venture if the economic substance of the transfer is a sale under SOP 78-9 and accordingly would be recognized using the partial sales provisions of FAS 66.”

Recent Accounting Pronouncements

On June 1, 2005, The Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. FAS 154 address the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principles be included in the net income of the period of the change the cumulative effect of changing to the new accounting principles. The FASB believes that FAS 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. FAS 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. FAS 154 became effective and was adopted by the Company as required effective January 1, 2006. The adoption of FAS 154 did not have a material impact on the financial position or operating results of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123(R)"). The statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that entities recognize the cost of employee services received in exchange for awards of equity instruments (i.e. stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal year beginning after June 15, 2005. As of March 31, 2006, the Company does not have any employees and therefore has not awarded any compensation to employees in the form of equity instruments. SFAS 123(R) became effective for and was adopted by the Company on January 1, 2006, the beginning of its first fiscal year after June 15, 2005. As the Company did not have any employees during the quarter ended March 31, 2006 because it contracts with affiliates to provide property and asset management services (see note 11), the adoption of SFAS 123(R) does not have an impact on the financial position or operating results of the Company.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a statement for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31,	December 31,
	2006	2005

Land	$51,455,410	$51,448,117
Buildings, improvements and personal property	463,341,580	459,508,932

Multifamily apartment communities	514,796,990	510,957,049
Accumulated depreciation	(133,352,893)	(126,910,939)

Multifamily apartment communities, net	$381,444,097	$384,046,110

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

Discontinued Operations

On June 22, 2005, our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) completed the sale of 100% of the fee simple interest of Windward Lakes. The assets and liabilities related to the sale of the Windward Lakes property have been removed from the accounts of the Company pursuant to the recording of the sale of the property. The net proceeds from the sale of Windward Lakes, in the amount of $21,450,876, were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company reinvested the proceeds from the sale of Windward Lakes in the acquisition of Lakeridge Apartments, which acquisition was completed on July 1, 2005.

The results of operations for the Windward Lakes property have been restated and are presented as results from discontinued operations in the statement of operations for the three months ended March 31, 2005 pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three months ended March 31, 2006 and 2005 are presented in the following table.

	For the three months ended March 31,
	2006	2005
Revenue:
Rental	$-	$741,315
Interest	-	1,628
Utility reimbursement	-	14,060
Other	-	64,079
Total revenue	-	821,082

Expenses:
Operating	-	159,630
Maintenance	-	55,290
Real estate taxes	-	111,075
General and administrative	-	17,195
Management fees	-	30,740
Depreciation	-	228,026
Interest	-	175,072
Total expenses	-	777,028

Income from discontinued operations	$-	$44,054

3.	INVESTMENT IN MORTGAGE FUNDS

In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers to issue its 9% Series A Cumulative Redeemable Preferred Stock in exchange for interests in the following six mortgage funds: Krupp Government Income Trust, Krupp Government Income Trust II (“GIT II”), Krupp Insured Mortgage Limited Partnership, Krupp Insured Plus Limited Partnership, Krupp Insured Plus II Limited Partnership, and Krupp Insured Plus III Limited Partnership (collectively, the “Mortgage Funds”).

As of November 14, 2005, all of the Mortgage Funds had been liquidated as the underlying loans within the funds were retired and the related proceeds were distributed to the funds’ shareholders, including the Company.

The summarized balance sheet of the Company’s investment in the GIT II Mortgage Fund as of March 31, 2006 and December 31, 2005 has not been presented because the Mortgage funds were liquidated.

The summarized statements of operations of each individually significant investment in the Mortgage Funds for the three months ended March 31, 2006 and 2005 are presented in the following table. The balances for the three months ended March 31, 2006 are zero as the final Mortgage Fund was liquidated on November 14, 2005.

	GIT II
	For the three months ended March 31,
	2006	2005

Revenue	$-	$2,279,751

Expenses	-	352,286

Net income	$-	$1,927,465

Company’s share of net income	$-	$555,302

Amortization of basis differential	-	530,737

Equity in income of Mortgage Funds	$-	$1,086,039

4.	INVESTMENT IN MULTIFAMILY VENTURE

Effective May 1, 2004, the Company consummated the Limited Liability Company Agreement of JV Marina Mile (“Multifamily Venture”) with a partner, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the ownership of The Berkshires at Marina Mile Apartments (“Marina Mile”). Under the terms of the Multifamily Venture agreement governing the entity, the partner contributed, in cash, 65% of the total venture equity in exchange for a 65% interest in the Multifamily Venture. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the Multifamily Venture and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties will receive proportional distributions of available cash up to the effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the venture partner. The Operating Partnership is the managing member of the Multifamily Venture. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R as the Multifamily Venture partner retains a majority control over the Multifamily Venture through the decision-making authority granted in the agreement consistent with its economic interests; therefore, the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment. As discussed in the subsequent events note (refer to Note 12 – Subsequent Events), Marina Mile was sold to an unrelated party on April 18, 2006. According to the provisions of the Multifamily Venture agreement, the Company’s overall ownership interest in the proceeds from the sale of Marina Mile increased from 35.00% to 45.52% and pursuant to additional agreements executed in relation to the sale, this increase was effective as of February 1, 2006. The Company evaluated the change in the ownership interests in the Multifamily Venture and has determined that the increased ownership interests do not materially change the economic interests of the

Multifamily Venture partners and would not result in the Company controlling the Multifamily Venture as promulgated in EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

The summarized balance sheets of the Multifamily Venture are as follows:

	March 31,	December 31,
	2006	2005
ASSETS
Multifamily apartment communities, net	$22,202,512	$22,518,235
Cash and cash equivalents	614,069	632,902
Other assets	674,756	495,575
Total assets	$23,491,337	$23,646,712

LIABILITIES AND OWNERS’ EQUITY
Mortgage note payable	$17,356,731	$17,400,000
Other liabilities	491,989	346,030
Owners’ equity	5,642,617	5,900,682
Total liabilities and owners’ equity	$23,491,337	$23,646,712

Company’s share of equity (1)	$1,789,953	$1,887,134

(1) – As of March 31, 2006 and December 31, 2005, amount represents the Company’s carrying values of its share of equity in the Multifamily Venture and is different than the Company’s ownership interest if computed using the Company’s 45.52% and 35.00% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above, as of March 31, 2006 and December 31, 2005, respectively. The difference relates mainly to the Company’s share of the gain on the initial transfer of Marina Mile to the Multifamily Venture, or $117,718, the effect of preferential distributions paid to the Company under the terms of the Multifamily Venture, which as of March 31, 2006 total $61,791, an increase in ownership interests in Marina Mile as triggered by the sale of the property $591,118, and other differences of $7,939.

The summarized statement of operations of the Multifamily Venture for the three months ended March 31, 2006 and 2005 is as follows:

	For the three months ended March 31,
	2006	2005

Revenue	$975,572	$892,646

Expenses	949,262	1,016,001

Net income (loss)	$26,310	$(123,355)

Equity in income (loss) of Multifamily Venture Funds (1)	$11,693	$(43,174)

(1) – As of March 31, 2006, amount represents the Company’s share of the net loss of the Multifamily Venture if computed using the Company’s 35.00% ownership percentage for the month of January 2006 and the 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property, for the months of February and March of 2006 as presented in the table above. As of March 31, 2005, amount represents the Company’s share of the net loss of Multifamily Venture if computed using the Company’s 35.00% ownership percentage as presented in the table above.

5.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”). Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Company’s final commitment under the subscription agreement with BVF totals $23,400,000. The Fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months, at which time such restriction will lapse, and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended (“1031 Exchanges”) without limit.

The managing partner of BVF is an affiliate of the Company. The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of BVF as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears. The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines. As of March 31, 2006 and December 31, 2005, the Company has accounted for its share of the equity in BVF operating activity through December 31, 2005 and September 30, 2005, respectively.

On March 9, 2006, the Company received notice of the second capital call by BVF. The capital call represents 12%, or $2,800,299, of the total capital committed to BVF by the Company. The contribution was paid to BVF on March 20, 2006 and brings the total direct investment by the Company to $4,340,464 or approximately 18.5% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	December 31, 2005	September 30, 2005

Multifamily apartment communities, net	$153,306,573	$-
Cash and cash equivalents	8,283,726	-
Other assets	9,632,467	-
Total assets	$171,222,766	$-

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$94,684,053	$-
Revolving credit facility	56,800,000	-
Other liabilities	8,688,559	718,346
Minority interest	125,000	-
Partners’ capital	10,925,154	(718,346)
Total liabilities and partners’ capital	$171,222,766	$-

Company’s share of partners’ capital	$764,842	$(50,284)
Basis differential (1)	3,400,918	1,560,975
Carrying value of the Company’s investment in Multifamily Limited Partnership	$4,165,760	$1,510,691

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above. At March 31, 2006, the differential relates mainly to the contribution of capital made by the Operating Partnership, in the amount of $2,800,299 to BVF during the first quarter of 2006. Additionally, $579,740 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call. At December 31, 2005, the differential relates to the contribution of capital made by the Operating Partnership, in the amount of $1,560,975, to BVF during the fourth quarter of 2005.

The summarized statement of operations of BVF for the three months ended December 31, 2005 is as follows:

December 31, 2005
Revenue	$1,238,433

Expenses	3,312,911

Net loss attributable to investment	$(2,074,478)

Equity in loss of Multifamily Limited Partnership	$(145,229)

6.	MORTGAGE NOTES PAYABLE

On March 22, 2006, the Company, through its wholly owned subsidiary, BIR Bear Creek Limited Partnership, executed a non-recourse mortgage note payable on Bear Creek Apartments for $3,825,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.83% for a term of 10 years. The note is interest only for five years and matures on April 1, 2016, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

The combined aggregate principal maturities of mortgage notes payable at March 31, 2006 are as follows:

2006	$1,524,879
2007	4,630,765
2008	5,491,561
2009	86,941,374
2010	4,868,978
Thereafter	270,315,878
$373,773,435

7.	REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through negotiations and were approved by the Audit Committee of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission and the American Stock Exchange.

During the three months ended March 31, 2006 and 2005, there were no advances from or repayments to the affiliate under the revolving credit facility. There were no borrowings outstanding as of March 31, 2006 and

December 31, 2005. The Company did not incur any interest or fees related to the facility during the three months ended March 31, 2006.

8.	STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares of the Company which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the three months ended March 31, 2006 and 2005, the Company declared aggregate dividends of $1,675,198 and $1,675,199, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2006.

On November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute a quarterly distribution of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

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

On July 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Lakeridge, L.L.C., consummated the acquisition of 100% of the fee simple interest of Lake Ridge Apartments, a 282 unit multifamily apartment community located in Hampton, Virginia, from an unaffiliated third party. Pursuant to the purchase and sale agreement, the seller is committed to build and the Company is committed to purchase, 18 additional apartment units and 48 garages on the property. The Company is negotiating the final details of the outstanding commitment and currently anticipates finalizing the transaction in the second quarter of 2006.

On July 8, 2005 and August 1, 2005, the Company, through its wholly owned subsidiary, BIR Lakeridge, L.L.C., executed two non-recourse mortgage notes payable on Lakeridge for $13,130,000 and $12,520,000, respectively. As a condition of the financing, the lender required a guarantee of $1,444,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period. As of March 31, 2006 the requirements needed to satisfy and release the guarantee have not been achieved. The Company continues to monitor the activity at the property and, based on current positive trends, currently anticipates satisfying the guarantee within the timeline established by the mortgage requirements.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on Berkshires on Brompton for $6,400,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property. As of March 31, 2006 the rehabilitation project continues to move forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Westchase Limited Partnership, executed a non-recourse mortgage note payable on Berkshires at Westchase for $6,500,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $2,215,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period. As of March 31, 2006, the requirements needed to satisfy and release the guarantee have not been achieved. The Company continues to monitor the activity at the property and, based on current positive trends, currently anticipates satisfying the guarantee within the timeline established by the mortgage requirements.

10.	MINORITY INTERESTS

Minority Interests in Properties

Three of the Company’s properties, Dorsey’s Forge Apartments, Hannibal Grove Apartments and Century II Apartments, are owned with a third party. The Company’s interest in each of Dorsey’s Forge and Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%.

Effective September 24, 2004, the Company consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unrelated third party, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the venture. Under the terms of the limited liability company agreement, the Company owns a 58% interest as the managing member and ERI owns the remaining 42% interest. The Company evaluated its investment in JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R. Therefore the Company accounted for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements based on its controlling interest in the subsidiary.

Minority Common Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership for the three months ended March 31:

	2006	2005

Net loss	$(5,401,165)	$(1,788,429)
Add:
Minority common interest in Operating Partnership	976,100	-
Loss before minority interest in Operating Partnership	(4,425,065)	(1,788,429)
Preferred dividend	(1,675,198)	(1,675,200)
Loss available to common equity	(6,100,263)	(3,463,629)
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$(5,954,467)	$(3,380,848)

In the three months ended March 31, 2006 and 2005, the Operating Partnership accrued a net loss and therefore no allocation was made to the minority common interest in Operating Partnership at March 31, 2006 and 2005, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2005	$(38,362,419)	$895,473	$(37,466,946)

Minority common interest in Operating Partnership	(5,954,467)	(145,796)	(6,100,263)

Distributions to common interest in Operating Partnership	(976,100)	(23,900)	(1,000,000)

Balance at March 31, 2006 (1)	$(45,292,986)	$725,777	$(44,567,209)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of March 31, 2006 and December 31, 2005, respectively, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.	RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended
	March 31,
	2006	2005

Property management fees	$712,918	$566,235
Expense reimbursements	79,134	54,859
Salary reimbursements	2,025,985	1,556,561
Asset management fees	418,367	408,983
Construction management fees	196,378	-
Acquisition fees	-	635,500

Total	$3,432,782	$3,222,138

Expense reimbursements due to affiliates of $2,055,454 and $2,044,060 are included in Due to affiliates at March 31, 2006 and December 31, 2005, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $461,771 and $664,458 are included in Due to affiliates at March 31, 2006 and December 31, 2005, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,593,683 and $1,379,602 at March 31, 2006 and December 31, 2005, respectively, represent intercompany development fees and shared services.

The Company pays property management fees to Berkshire Advisor, an affiliate of the Company, for property management services. The fees are payable at a rate of 4% of gross income pursuant to property management agreements with respect to the properties being managed. The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company pays asset management fees to Berkshire Advisor, an affiliate of the Company, for asset management services. These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid. Pursuant to the advisory services agreement, the Company pays Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.

As of January 1, 2005, the Company pays a construction management fee to Berkshire Advisor, an affiliate of the Company, for services related to the management and oversight of renovation and rehabilitation projects at its properties. The fees are payable at a rate of 7.5% of related construction costs up to $10,000,000 and at a rate of 5% on costs in excess of $10,000,000. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays acquisition fees to Berkshire Advisor, an affiliate of the Company, for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. During the three months ended March 31, 2006 and 2005, the Company incurred fees on the following acquisitions:

	For the three months ended March 31,
	2006	2005
Westchester West	$-	$392,500
Berkshires on Brompton	-	144,000
Berkshires at Westchase	-	99,000

Total	$-	$635,500

During the three months ended March 31, 2006 and 2005, there were no advances from or repayments to an affiliate under a revolving credit facility. There were no borrowings outstanding as of March 31, 2006 and December 31, 2005. The Company did not incur any interest or fees related to the facility during the three months ended March 31, 2006 and 2005.

In addition to the fees listed above, the Multifamily Venture paid the Advisor a property management fee of $24,157 and $33,449 for the three months ended March 31, 2006 and 2005, respectively, relating to its management of the Berkshires at Marina Mile property. The Multifamily Venture did not incur a construction management during the three months ended March 31, 2006 and 2005.

The Company had an investment in the Mortgage Fund, GIT II, which was an affiliate of the Company, which it did not control. The investment was liquidated as of November 14, 2005. The investment, which was recorded using the equity method of accounting during the holding period, was included in the Consolidated Balance Sheet, and the related equity in income of the Mortgage Fund was included as a component of net income in the Consolidated Statements of Operations for the three months ended March 31, 2005.

On March 9, 2006, the Company received notice of the second capital call by BVF, an affiliate of the Company. The capital call represents 12%, or $2,800,299, of the total capital committed to BVF by the Company. The contribution was paid to BVF on March 20, 2006 and brings the total direct investment by the Company to $4,340,464 or 18.5% of the total committed capital amount of $23,400,000. The Company does not anticipate receiving distributions from this investment before 2008.

12.	SUBSEQUENT EVENTS

On April 18, 2006, the operating partnership of the Company, Berkshire Income Realty – OP, L.P., through its subsidiaries JV Marina Mile, LLC, and BIR I, LLC, consummated the sale of The Berkshires at Marina Mile Apartments (“Marina Mile”), a 306 unit multifamily apartment community located in Ft Lauderdale, Florida, to Metro Real Estate Group, Inc (the “Buyer”). The sales price of the property was $41,978,700 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company realized approximately $11,074,000 of proceeds from the sale of its interest in Marina Mile. The Buyer is an unaffiliated third party. The Company has structured the transaction to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and intends to reinvest its share of the proceeds from the sale of Marina Mile in the purchase of a qualified replacement property.

Pursuant to the November 9, 2005 authorization by the Board, the general partner of the Operating Partnership will distribute a quarterly distribution of $1,000,000 from its operating cash flows to common general and common limited partners, payable on May 15, 2006. Also, as approved on the same day, a common dividend of $0.016996 per share on the Company’s Class B common stock will be paid concurrently with the Operating Partnership distributions.

On May 1, 2006, the Company borrowed $7,000,000 on the revolving credit facility available from an affiliate in order to finance the potential acquisition of a multifamily apartment community at foreclosure auction. The

Company was unsuccessful in acquiring the property at auction and resultantly, on May 3, 2006 the Company repaid the advance on the revolving credit facility including accrued interest of $3,860. Refer to Note 7 – Revolving Credit Facility – Affiliate for additional information relating to the terms of the borrowing.

On May 3, 2006, the Company rate locked additional financing totaling $16,116,000 on four of its properties. The supplemental financing on Arrowhead, Moorings and Country Place I & II is $3,120,000, $3,280,000 and $9,716,000, respectively. The loans will be collateralized by the related properties and will mature conterminously with the outstanding first mortgages. The interest rate is 6.45% on the Arrowhead and Moorings loans and 6.43% for Country Place I & II. The loans are expected to close in the second quarter of 2006.

On May 5, 2006, the Company rate locked $99,000,000 of fixed rate re-financing mortgage debt on the Season of Laurel property. The loan will be an unsecured first mortgage note collateralized by the property with a fixed interest rate of 6.10% and a term of 15 years of which interest only payments are due for the first 120 months of the loan. The loan is expected to close in the third quarter of 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the Company’s consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP (“BVF” or the “Fund”), availability of capital, the cost of rehabilitation projects, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings. The risks listed herein are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of May 12, 2006, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Since the inception of the Company, earnings from the Company’s investments in the Mortgage Funds (refer to Note 3 – Investment in Mortgage Funds in the financial statements) had been a substantial component of the Company’s overall earnings until, as was expected, the liquidation of the final investment on November 14, 2005. The Company expects that earnings from multifamily apartment community investments will continue to increase, both as a result of growth in the existing portfolio and as a result of future acquisitions. The Company expects the growth in real estate earnings to substantially compensate for the drop in earnings from the investments in the Mortgage Funds and foresees the Company having the ability to make distributions on its Series A 9% Cumulative Redeemable Preferred Stock.

Our highlights of the three months ended March 31, 2006 included the following:

•

On January 8, 2006, the Company executed an agreement to sell the Berkshires at Marina Mile property in Fort Lauderdale, Florida to a third party. The selling price was $41,978,700. The transaction was structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.

•

On March 22, 2006, the Company closed on a non-recourse mortgage note payable on Bear Creek Apartments for $3,825,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.83% for a term of 10 years. The note is interest only for five years and matures on April 1, 2016, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On April 18, 2006, the Company completed the sale of The Berkshires at Marina Mile Apartments (“Marina Mile”), a 306-unit multifamily apartment community located in Ft Lauderdale, Florida, to an unaffiliated buyer. The sale price of the property was $41,978,700 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company has structured the transaction to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and intends to reinvest its share of the proceeds from the sale of Marina Mile in the purchase of a qualified replacement property.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Recent Accounting Pronouncements

On June 1, 2005, The Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. FAS 154 address the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principle be included in the net income of the period of the change the cumulative effect of changing to the new accounting principles. The FASB believes that FAS 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. FAS 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. FAS 154 became effective and was adopted by the Company as required effective January 1, 2006. The adoption of FAS 154 did not have a material impact on the financial position or operating results of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123(R)"). The statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that entities recognize the cost of employee services received in exchange for awards of equity instruments (i.e. stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal year beginning after June 15, 2005. As of March 31, 2006, the Company does not have any employees and therefore has not awarded any compensation to employees in the form of equity instruments. SFAS 123(R) became effective for and was adopted by the Company on January 1, 2006, the beginning of its first fiscal year after June 15, 2005. As the Company did not have any employees during the quarter ended March 31, 2006 because it contracts with affiliates to provide property and asset management services (see note 11), the adoption of SFAS 123(R) does not have an impact on the financial position or operating results of the Company.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2006 and December 31, 2005, the Company had $17,137,614 and $22,134,658 of cash and cash equivalents, respectively.

	Three months ended
	March 31,
	2006	2005

Cash provided by operating activities	$1,378,909	$2,557,524
Cash used in investing activities	(5,887,647)	(62,438,790)
Cash provided by / used in financing activities	(488,306)	43,482,459

During the three months ended March 31, 2006, cash decreased by $4,997,044. The main component of the overall decrease was $5,887,647 used in the investing activities of the Company. The activities relate mainly to the capital expenditures related to the rehabilitation of the Company’s properties and additional investment in BVF. The decrease was further compounded by the use of approximately $488,306 in the Company’s financing activities, which include proceeds from the new mortgage loan on the Bear Creek property which was offset by payments of principal on existing mortgage loans, distributions to common and preferred shareholders and distributions to minority owners in the properties. The cash used in the investing and financing activities of the Company were partially offset by an increase of approximately $1,378,909 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties, debt repayment and investment in BVF (refer to footnote 5 – Investment in Multifamily Limited Partnership Venture in the financial statements).

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities, cash distributions from its investments, including the Company’s investments in Multifamily Venture and the Multifamily Limited Partnership Venture, and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, and, to a lesser degree, advances from the revolving credit facility. The Company may seek to expand its purchasing power through the use of venture relationships with other companies.

The Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Arboretum Land, a parcel of vacant land adjacent to the Arboretum Place Apartments. The Company has rate locked on supplemental financing on the Arrowhead, Moorings, Country Place I and Country

Place II properties and currently anticipates closing on the mortgage financing in the second quarter of 2006 and has rate locked on refinancing mortgage debt on the Seasons of Laurel property, both which will provide the Company with additional liquidity.

On June 30, 2005, the Company closed on a new credit facility in the form of a $20,000,000 revolving credit agreement. The financing was obtained from an affiliate of the Company, was based on arms-length negotiations and was approved by the Audit Committee of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and AMEX. Concurrently with the closing, the Company borrowed $16,000,000. The proceeds from the borrowing were used to fund the July 1, 2005 acquisition of Lake Ridge Apartments as well as ongoing rehabilitation projects at certain of the Company’s existing properties. The Company repaid the advance from the credit facility in the third quarter of 2005 and there are no borrowings outstanding as of March 31, 2006. The Company currently expects that repayment of future advances from the credit facility, if any, will be funded by proceeds from conventional mortgages on newly acquired properties and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties.

The Company’s mortgage debt on its Seasons of Laurel property is due in 2009, which includes the additional $20,378,000 of mortgage debt obtained in fiscal year 2003 that is coterminous with the first mortgage. Total long term obligations due in 2009 are $86,944,544 which the Company plans to pay through the refinancing of the respective property. Refer to Note 12, subsequent events, for additional information.

Capital Expenditures

The Company incurred $882,182 and $853,834 in recurring capital expenditures during the three months ended March 31, 2006 and 2005, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $3,013,618 and $851,889 in renovation related capital expenditures during the three months ended March 31, 2006 and 2005, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. The current cost estimate is now approximately $8,450,000, an increase of approximately 5% over the original cost estimate. As of March 31, 2006, the project is approximately 86% complete, approximately $6,771,857 of costs has been incurred to date and the project continues to be on track to meet the adjusted cost estimate. The Company currently anticipates spending, and has budgeted, approximately $3,928,000 for continued renovations of the Seasons of Laurel property in 2006 in accordance with the renovation project currently in process as well as other anticipated renovations, including the installation of gas and electric meters for each apartment unit. The Company currently anticipates completion of the ongoing upgrade project to occur by June 30, 2006.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property (“Hannibal”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit. As of March 31, 2006, the project is approximately 77% complete, approximately $1,126,000 has been spent to date and the project is tracking to meet original cost estimates. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.

In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a certain number of units, the internal renovation of all 252 units at Hannibal at an anticipated cost of $5,292,000, or $21,000 per unit. As of March 31, 2006, 69 units or 27%, of 252 apartment units at Hannibal have been renovated at a cost of approximately $1,685,836. The Company currently anticipates spending, and has budgeted, approximately $2,467,000 for continued renovations at Hannibal and currently anticipates completing the project in the second quarter of 2007.

In May 2005, the Company authorized the interior renovation of 216 apartment units as well as significant renovation to the exterior siding and decks of its Yorktowne property. As of March 31, 2006, the exterior renovations were substantially complete. The interior renovation includes the replacement and upgrade of the kitchens, bathrooms and doors of each unit. The total cost of the project is currently estimated at approximately $2,532,162. As of March 31, 2006, the interior unit renovation project is ongoing and is approximately 71% complete, approximately $1,775,205 has been spent to date and the project is substantially on track to meet original cost estimates. The Company believes the renovations will yield significant growth in rental rates and must be undertaken in order to maintain its competitiveness in its sub-market.

Also in May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362 unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,614,000. The Company has tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable. Based on the successful financial returns of the 100 unit test, the Company decided to move forward with the renovation of the remaining 262 units. The costs associated with the renovation of the remaining 262 units was approved as part of the 2006 capital budget, which included a per unit estimated cost of $7,300 or $1,912,600. As of March 31, 2006, 163 units or 45%, including the 100 test units, have been renovated at a cost of approximately $1,121,400.

Other properties are undergoing limited scope renovation projects during 2006. The projects include exterior renovations of the Savannah at Citrus Park property. The renovations were approved as part of the decision to acquire the property in 2005. Total costs are estimated at approximately $670,500 of which approximately $150,000 have been incurred to date. Additionally, exterior renovations of the Riverbirch property, also approved as part of the decision to acquire the property in 2005 are currently being undertaken with completion expected by the end of 2006. Total costs are estimated at approximately $1,335,000 of which approximately $778,500 have been incurred to date.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns. The Company is in the preliminary phase of assessing the viability of developing additional apartment units on those parcels. No decisions to proceed or funds have been committed to any development projects as of March 31, 2006.

The Company has completed capital budgets for 2006 and currently anticipates spending approximately $17,652,000 for ongoing rehabilitation and development of current portfolio properties. As of March 31, 2006, the Company has not committed to any new significant rehabilitation projects.

Acquisitions

The Company did not acquire any properties during the three month period ended March 31, 2006.

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

On November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute two quarterly distributions of $1,000,000 each from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

Results of Operations and Financial Condition

During the three months ended March 31, 2006, the Company’s portfolio remained constant as no properties were acquired or disposed of (the “Total Property Portfolio”). As a result of significant changes in the Total Portfolio over the twelve months ended March 31, 2006, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2006 and 2005 reflects changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

“Net Operating Income (“NOI”) falls within the definition of “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC. The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company’s multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors. The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly relate to the income producing activities of the properties. We believe that to achieve a more complete understanding of the Company’s performance, NOI should be compared with our reported net income (loss). Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact of interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net loss, shown on the statement of operations. For the three months ended March 31, 2006 and 2005, the net loss was $5,401,165 and $1,788,429, respectively.

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.

(Same property Portfolio)

The table below reflects selected operating information for the Same Property Portfolio, which consists of the 19 properties acquired or placed in service on or prior to January 1, 2005 and owned through March 31, 2006.

	Same Property Portfolio
	Three months ended March 31,
			Increase /	%
	2006	2005	(Decrease)	Change
Revenue:
Rental	$13,248,529	$12,224,014	$1,024,515	8.38%
Interest, utility reimbursement
and other	706,055	643,621	62,434	9.70%
Total revenue	13,954,584	12,867,635	1,086,949	8.45%

Operating Expenses:
Operating	3,900,346	3,326,041	574,305	17.27%
Maintenance	877,521	812,415	65,106	8.01%
Real estate taxes	1,532,574	1,451,785	80,789	5.56%
General and administrative	216,902	216,417	485	0.22%
Management fees	543,803	502,618	41,185	8.19%
Total operating expenses	7,071,146	6,309,276	761,870	12.08%

Net Operating Income	6,883,438	6,558,359	325,079	4.96%

Non-operating expenses:
Depreciation	4,527,248	3,892,960	634,288	16.29%
Interest	3,748,107	3,515,322	232,785	6.62%
Amortization of acquired in-place leases and tenant relationships	81,145	569,370	(488,225)	(85.75)%
Total non-operating expenses	8,356,500	7,977,652	378,848	4.75%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(1,473,062)	(1,419,293)	(53,769)	(3.79)%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Equity in income of Mortgage Funds	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Income from discontinued operations	-	-	-	-

Net income (loss)	$(1,473,062)	$(1,419,293)	$(53,769)	(3.79)%

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005. (Same Property Portfolio).

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2006 in comparison to the similar period of 2005. The increase is attributable to the continued improvement in market conditions in the Southwest markets as well as ongoing benefits realized from successful property rehabilitation efforts at various properties in the Same Property Portfolio, specifically the Seasons of Laurel and Hannibal Grove Apartments. The continued success of these renovation projects results in enhanced rental revenues as rehabilitated units are placed back into the rental pool with incrementally higher rental rates, as compared to the pre-rehabilitation rent levels. Additionally, benefits are also realized from the reduction in rent losses related to the vacancy caused by units undergoing renovation. Management continues to assess the success of the rental unit rehabilitation projects, which include the updating of apartment units at select properties with new kitchen, bathrooms or in-unit laundry equipment. Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stable occupancy levels which have met or exceeded, at most properties, managements budgeted expectations. Management anticipates that the recent trend of rising interest rates will dilute the popularity of home purchases and stabilize occupancy rates, which we believe is reflective of the positive occupancy trends in the three-month period ended March 31, 2006.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased slightly for the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005. Interest and utility reimbursements were consistent period over period while other miscellaneous revenues increased, mainly due to increases in damage, relet and late fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended March 31, 2006 as compared to the same period of 2005. Increases in payroll and related benefits, property insurance and utilities, including gas, electricity and water and sewer were the main contributors to the increases. The Seasons of Laurel property continues to contribute significantly to the Company’s utility expense, as the utility charges at the property are paid by the Company and not billed directly to individual tenants for their apartment unit. The Company is evaluating the possibility of passing thru utility costs to its tenants and will implement the necessary changes in the systems to allow for direct billing by apartment unit. The majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property. The Company currently anticipates that it will incur increased costs related to property insurance premiums during the second half of 2006. The insurance coverage is expected to renew on July 1, 2006 at incrementally higher premiums levels, and accordingly, the Company has budgeted for those anticipated operating cost increases.

Maintenance

Maintenance expense increased in the three month period ended March 31, 2006 as compared to the same period of 2005 and is due mainly to repair expenses not otherwise covered by insurance as well as other normal maintenance activities. Snow removal was lower than the comparable period due to the mild winter plowing season while other recurring maintenance costs were consistent with the same period of 2005. Management continues to believe that the proactive maintenance of multifamily apartment communities within its portfolio is effective in preserving, and in some cases increasing, its occupancy levels. Additionally, the maintenance program also facilitates the reduction of vacancy and rental concessions required to operate the properties at desired occupancy levels.

Real Estate Taxes

Real estate taxes increased for the three-month period ended March 31, 2006 from the comparable period of 2005. The increase is due mainly to continued escalation of assessed property valuations for assets in the Same Property Portfolio. The Company monitors the assessed values of its properties and will seek arbitration on any increase in assessed value that it considers to be unreasonable. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased for the comparable three-month periods ended March 31, 2006 and 2005. The slight overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio.

Management Fees

Management fees of the Same Property Portfolio increased in the three month period ended March 31, 2006 compared to the same period of 2005 based on increased revenues of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties being managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three months ended March 31, 2006 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio. The additions were driven primarily by rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remained of the Same Property Portfolio.

Interest

Interest expense for the three months ended March 31, 2006 increased over the comparable period of 2005. The increase is attributable to the refinancing of a property mortgage at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on three other existing properties. Additionally, the mortgage debt on the Yorktowne property was obtained after the closing on the property and the related interest was less in the comparable period of 2005.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended March 31, 2006 as compared to the same three-month period of 2005. The decrease is related mainly to the amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period.

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.

(Total Property Portfolio)

The table below reflects selected operating information for the Total Property Portfolio, which consists of all properties acquired or placed in service on or prior to January 1, 2005 and owned through March 31, 2006. (The operating results for the three month period ended March 31, 2005 for the Windward Lakes property has been removed from the presentation of “Net Operating income” as those results have been reflected as discontinued operations in the consolidated statements of operations.)

	Total Property Portfolio
	Three months ended March 31,
			Increase /	%
	2006	2005	(Decrease)	Change
Revenue:
Rental	$17,296,087	$12,951,199	$4,344,888	33.55%
Interest, utility reimbursement
and other	1,118,600	743,879	374,721	50.37%
Total revenue	18,414,687	13,695,078	4,719,609	34.46%

Operating Expenses:
Operating	5,145,746	3,597,346	1,548,400	43.04%
Maintenance	1,094,678	857,721	236,957	27.63%
Real estate taxes	2,020,951	1,513,534	507,417	33.53%
General and administrative	575,609	909,861	(334,252)	(36.74)%
Management fees	1,131,285	944,478	186,807	19.78%
Total operating expenses	9,968,269	7,822,940	2,145,329	27.42%

Net Operating Income	8,446,418	5,872,138	2,574,280	43.84%

Non-operating expenses:
Depreciation	6,441,954	4,182,393	2,259,561	54.03%
Interest	4,920,242	3,704,190	1,216,052	32.83%
Amortization of acquired in-place leases and tenant relationships	336,234	1,062,817	(726,583)	(68.36)%
Total non-operating expenses	11,698,430	8,949,400	2,749,030	30.72%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(3,252,012)	(3,077,262)	(174,750)	(5.68)%

Minority interest in properties	(1,039,517)	201,914	(1,241,431)	(614.83)%

Equity in loss of Multifamily Venture and Limited Partnership	(133,536)	(43,174)	(90,362)	(209.30)%

Equity in income of Mortgage Funds	-	1,086,039	(1,086,039)	(100.00)%

Minority common interest in Operating Partnership	(976,100)	-	(976,100)	(100.00)%

Income from discontinued operations	-	44,054	(44,054)	(100.00)%

Net income (loss)	$(5,401,165)	$(1,788,429)	$(3,612,736)	(202.01)%

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005. (Total Property Portfolio).

Revenue

Rental Revenue

Rental revenue of the Total Property Portfolio increased for the three-month period ended March 31, 2006 in comparison to the comparable period of 2005 due mainly to the increase in the number of properties in the portfolio. The increase is also attributable to the continued improvement in market conditions in the Southwest markets as well as ongoing benefits realized from successful property rehabilitation efforts at various properties in the Total Property Portfolio, specifically the Seasons of Laurel Apartments. The continued success of these renovation projects results in enhanced rental revenues as rehabilitated units are placed back into the rental pool with incrementally higher rental rates, as compared to the pre-rehabilitation rent levels. Additionally, benefits are also realized from the reduction in rent losses related to the vacancy caused by units undergoing renovation. Management continues to assess the success of the rental unit rehabilitation projects, which include the updating of apartment units at select properties with new kitchen, bathrooms or in-unit laundry equipment. Also contributing to the positive results is the effect of general rent increases across the Total Property Portfolio as well as stable occupancy levels which have met or exceeded, at most properties, managements budgeted expectations. Management anticipates that the recent trend of rising interest rates will dilute the popularity of home purchases and stabilize occupancy rates, which we believe is reflective of the positive occupancy trends in the three-month period ended March 31, 2006.

Interest, utility reimbursement and other revenue

Total Property Portfolio interest, utility reimbursement and other revenues increased in the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005. Increases in interest income were due to slightly higher cash balances maintained due to normal operating fluctuations. Utility reimbursements increased period over period due to higher utility rates incurred at the properties and subsequently recovered by the Company. Miscellaneous revenues also increased and is mainly due to increases in damage, relet and late fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended March 31, 2006 as compared to the same period of 2005. Increases in payroll and related benefits, property insurance and utilities, including gas, electricity and water and sewer were the main contributors to the increases and are related to the properties acquired since March 31, 2005. The Seasons of Laurel property continues to contribute significantly to the Company’s utility expense, as the property does not currently pass thru utility charges to its tenants. The Company is evaluating the possibility of passing thru utility costs to its tenants and will implement the necessary changes in the systems to allow for direct billing by apartment unit. The majority of the other properties in the Total Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property.

Maintenance

Maintenance expense increased in the three-month period ended March 31, 2006 as compared to the same period of 2005 and is due mainly to repairs expenses not otherwise covered by insurance as well as other normal maintenance activities including interior unit painting and minor repairs and landscaping. Snow removal was lower than the comparable period of 2005 due to the mild winter plowing season while other recurring maintenance costs were consistent with the comparable period of 2005. Management continues to believe that the proactive maintenance of multifamily apartment communities within its portfolio is effective in preserving, and in some cases increasing, its occupancy levels. Additionally, the maintenance program also facilitates the reduction of vacancy and rental concessions required to operate the properties at desired occupancy levels.

Real Estate Taxes

Real estate taxes increased for the three-month period ended March 31, 2006 from the comparable period of 2005. The increase is due mainly to continued escalation of assessed property valuations for assets in the Total Property Portfolio. The Company monitors the assessed values of its properties and will seek arbitration on any increase in assessed value that it considers to be unreasonable. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the three-month period ended March 31, 2006 as compared to the comparable period of 2005. The decrease is due mainly to reductions in professional fees related to regulatory issues addressed in 2005. The balance of general and administrative expenses experienced normal operating expense fluctuations.

Management Fees

Management fees of the Total Property Portfolio increased in the three month period ended March 31, 2006 based on increased revenues of the Total Property Portfolio. Property management fees are assessed on the revenue stream of the properties being managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Total Property Portfolio increased for the three months ended March 31, 2006 as compared to the same period of the prior year. The increased expense is primarily related to depreciation on properties acquired since March 31, 2005, and to a lesser degree, to additions to existing properties in the portfolio. The additions to the existing properties were driven by rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel, Hannibal Grove and Berkshires at Brompton properties, and, to a lesser degree, normal recurring capital spending activities over the remained of the Total Property Portfolio.

Interest

Interest expense for the three months ended March 31, 2006 increased over the comparable period of 2005. The increase is attributable to the refinancing of a property mortgage at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on three other existing properties. Additionally, mortgage debt was obtained on five properties acquired since March 31, 2005 and was a contributing factor to the increase.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended March 31, 2006 as compared to the same three-month period of 2005. The decrease is related mainly to the amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of March 31, 2006, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$373,773,435	5.15%

Debt Maturity Summary

Year	Balance	% of Total

2006	$1,524,879.41%
2007	4,630,765	1.24%
2008	5,491,561	1.47%
2009	86,941,374	23.26%
2010	4,868,978	1.30%
Thereafter	270,315,878	72.32%
Total	$373,773,435	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of March 31, 2006 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

The Board of Directors has established investment guidelines under which management may not incur indebtedness such that at the time we incur the indebtedness our ratio of debt to total assets exceeds 75%. This measure is calculated based on the fair value of the assets determined by management as described above.

The information regarding “Debt-to-Fair Value of Real Estate Assets” is presented to allow investors to calculate our loan-to-value ratios in a manner consistent with those used by management and others in our industry, including those used by our current and potential lenders. Management uses this information when making decisions about financing or refinancing properties. Management also uses fair value information when making decisions about selling assets as well as evaluating acquisition opportunities within markets where we have assets. The most directly comparable financial measure of our property value, calculated and presented in accordance with GAAP, is net book value, shown on the balance sheet as multifamily apartment communities, net of accumulated depreciation. At March 31, 2006, the aggregate net book value of our real estate assets was $381,444,097.

Debt-to-Fair Value of Real Estate Assets as of

March 31, 2006

Net book value of multifamily apartment communities	$381,444,097
Accumulated depreciation	133,352,893
Historical cost	514,796,990
Increase in fair value over historical cost	94,958,010
Fair Value – estimated	$609,755,000

Mortgage Debt	$373,773,435

Loan-to-Value	61.30%

The debt-to-fair value of real estate assets does not include any outstanding borrowings under the revolving credit facility, which were $o at March 31, 2006 and December 31, 2005. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%. If the Company were to be in violation of this covenant, we would be unable to draw advances from our line which could have a material impact on our ability to meet our short-term liquidity requirements. Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects which could have a negative impact on our results of operations and cash flows. As of March 31, 2006, the Company is in compliance with the covenants of the revolving credit facility.

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

The Company’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO is not a GAAP financial measure and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP, as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net loss to FFO for the three months ended March 31, 2006 and 2005:

Three months ended

	March 31,
	2006	2005

Net loss	$(5,401,165)	$(1,788,429)
Add:
Depreciation of real property	5,138,258	3,337,525
Depreciation included in results of discontinued operations	-	193,327
Minority common interest in Operating Partnership	976,100	-
Minority interest in properties	1,042,155	-
Amortization of acquired in-place leases and tenant relationships	336,234	1,062,817
Equity in loss of Multifamily Venture	133,536	43,174
Funds from operations of Multifamily Venture	34,450	97,382

Less:
Minority interest in properties	(2,638)	(201,914)
Minority interest in properties share of funds from operations	(216,077)	(109,594)

Funds from Operations	$2,040,853	$2,634,288

During the three months ended March 31, 2006, equity in income of the Mortgage Funds, interests in which the Company acquired in exchange for shares of its 9% Series A Cumulative Redeemable Preferred Stock, was $0 as compared to $1,086,039 for the three months ended March 31, 2005. The reduction in equity income was due to the pay down of the final underlying mortgage in the Mortgage Funds and resulted in the Company’s investments in the Mortgage Funds being reduced to $0 as of December 31, 2005. This reduction in the equity in the income of the mortgage funds was a significant factor in the reduction in FFO over the comparative periods.

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

The Company’s mortgage notes and revolving credit facility are fixed rate instruments; therefore, the Company’s outstanding debt is not sensitive to changes in the capital market except upon maturity. The table below provides information about the Company’s financial instruments, specifically debt obligations.

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of March 31, 2006. There was no balance outstanding on the revolving credit facility as of March 31, 2006.

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed Rate Debt	$1,524,879	$4,630,765	$5,491,561	$86,941,374	$4,868,978	$270,315,878	$373,773,435
Average Interest Rate	5.24%	5.13%	5.15%	5.46%	5.04%	5.96%	5.15%

The level of market interest rate risk remained relatively consistent from December 31, 2005 to March 31, 2006.

As of March 31, 2006, none of the Company’s outstanding debt is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have an impact on interest expense as all of the outstanding mortgage debt is at fixed interest rates.

Item 4.	CONTROLS AND PROCEDURES

Based on their evaluation, required by the Securities Exchange Act R Rules 13a-15(d) and 15d-15(d), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) are effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
- None

Item 1A.	RISK FACTORS

- Please read the risk factors disclosed in our Annual Report on Form 10K for the fiscal year ended

December 31, 2005 filed with the Securities and Exchange Commission on March 29, 2006. As of

March 31, 2006 there have been no material changes to the risk factors as presented therein. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect out financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
- None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
- None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- None

Item 5.	OTHER INFORMATION
- None

Item 6.	EXHIBITS

10.1

Purchase and Sale Agreement between Marina Mile, LLC and BIR I, LLC (individually and collectively, as applicable, “Seller”) and Metro Real Estate Group, Inc. dated January 3, 2006. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 4, 2006).

10.2

Second Amendment to Purchase and Sale Agreement between Marina Mile, LLC and BIR I, LLC (collectively, “Seller”) and Metro Real Estate Group, Inc. dated February 8, 2006. (Incorporated by reference to Exhibit No. 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on February 8, 2006).

31.1	Certification of Principal Executive Officer Pursuant of 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer Pursuant of 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
May 15, 2006	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

May 15, 2006	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer