Form 10-Q
period 2006-06-30
BERKSHIRE INCOME REALTY INC
filed 2006-08-14
CIK 1178862

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large Accelerated Filer[	]	Accelerated Filer[	]	Non-accelerated Filer[ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ X ]	No [	]

There were 1,406,196 shares of Class B common stock outstanding as of August 14, 2006.

Part I.	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $136,310,283 and $126,910,939, respectively	$388,935,545	$384,046,110
Cash and cash equivalents	17,518,116	22,134,658
Cash restricted for tenant security deposits	1,811,920	1,448,440
Cash held in escrow for 1031 exchange	1,644,662	-
Replacement reserve escrow	769,667	1,570,379
Prepaid expenses and other assets	12,126,852	8,973,313
Investment in Mortgage Funds	-	-
Investment in Multifamily Venture and Limited Partnership Venture	5,630,872	3,397,825
Acquired in place leases and tenant relationships, net of accumulated amortization of $5,604,229 and $5,047,287, respectively	512,531	917,064
Deferred expenses, net of accumulated amortization of $871,570, and $645,268, respectively	3,468,275	3,174,103
Total assets	$432,418,440	$425,661,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$389,333,379	$370,521,700
Due to affiliates	1,495,742	1,379,602
Dividend and distributions payable	837,607	1,837,607
Accrued expenses and other liabilities	8,524,529	10,050,160
Tenant security deposits	2,100,523	1,945,989
Total liabilities	402,291,780	385,735,058

Commitments and contingencies		-

Minority interest in properties	111,636	7,003,446

Minority common interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	-	-
Accumulated deficit	(40,209,868)	(37,301,504)
Accumulated other comprehensive income (loss)	-	-

Total stockholders’ equity	30,015,024	32,923,388

Total liabilities and stockholders’ equity	$432,418,440	$425,661,892

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended Six months ended June 30, June 30,
	2006	2005	2006	2005
Revenue:
Rental	$17,167,373	$14,761,159	$34,463,460	$27,712,358
Interest	242,954	68,690	442,523	172,616
Utility reimbursement	268,518	210,959	560,833	411,597
Other	735,767	583,314	1,362,483	1,022,627
Total revenue	18,414,612	15,624,122	36,829,299	29,319,198

Expenses:
Operating	4,639,176	3,680,750	9,784,922	7,278,095
Maintenance	1,524,226	1,260,111	2,618,904	2,117,831
Real estate taxes	2,004,486	1,704,384	4,025,437	3,217,918
General and administrative	654,130	1,023,264	1,229,740	1,873,731
Management fees	1,131,223	1,003,648	2,262,508	1,948,127
Depreciation	6,758,271	4,833,016	13,200,225	9,015,409
Interest	5,059,313	4,205,369	9,979,555	7,968,953
Amortization of acquired in-place leases and tenant relationships	220,709	1,016,570	556,942	2,079,387
Total expenses	21,991,534	18,727,112	43,658,233	35,499,451

Loss before minority interest in properties, equity in income( loss) of Multifamily Venture and Limited Partnership Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(3,576,922)	(3,102,990)	(6,828,934)	(6,180,253)

Minority interest in properties	(173,861)	(138,978)	(1,213,378)	62,936

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	9,617,881	(199)	9,484,345	(43,373)

Equity in income of Mortgage Funds	-	68,118	-	1,154,158

Minority common interest in Operating Partnership	-	(244,025)	(976,100)	(244,025)

Net income (loss) from continuing operations	5,867,098	(3,418,074)	465,933	(5,250,557)

Discontinued operations:
Loss from discontinued operations	-	(1,157,867)	-	(1,113,813)
Gain on disposition of real estate assets	-	25,257,837	-	25,257,837
Income from discontinued operations	-	24,099,970	-	24,144,024

Net income (loss)	$5,867,098	$20,681,896	$465,933	$18,893,467

Preferred Dividend	(1,675,199)	(1,675,199)	(3,350,397)	(3,350,399)

Net income (loss) available to common shareholders	$4,191,899	$19,006,697	$(2,884,464)	$15,543,068
Net income (loss) from continuing operations per common share, basic and diluted	$4.17	$(2.63)	$0.33	$(4.07)
Income from discontinued operations per common share, basic and diluted	$-	$18.56	$-	$18.70
Net income (loss) available to common shareholders, per common share, basic and diluted	$2.98	$14.64	$(2.05)	$12.04
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,298,167	1,406,196	1,290,781
Dividend declared per common share	$-	$-	$0.02	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended Six months ended June 30, June 30,

	2006	2005	2006	2005
Comprehensive loss:

Net comprehensive income (loss)	$5,867,098	$20,681,896	$465,933	$18,893,467

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited)

						Other	Total
					Accumulated	Comprehensive	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Income	Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2005	2,978,110	$70,210,830	1,406,196	$14,062	$(37,301,504)	$-	$32,923,388

Net loss	-	-	-	-	465,933	-	465,933

Distributions to common shareholders	-	-	-	-	(23,900)	-	(23,900)

Distributions to preferred shareholders	-	-	-	-	(3,350,397)	-	(3,350,397)

Balance at June 30, 2006	2,978,110	$70,210,830	1,406,196	$14,062	$(40,209,868)	$-	$30,015,024

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$465,933	$18,893,467
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	226,302	175,320
Amortization of acquired in-place leases and tenant relationships	556,942	2,079,387
Depreciation	13,200,225	9,475,934
Loss on extinguishment of debt	-	206,769
Minority interest in properties	1,213,378	(263,630)
Accretion of Mortgage Funds	-	(558,488)
Equity in (income) loss of Multifamily Venture and Limited Partnership Venture	(9,484,345)	43,373
Minority common interest in Operating Partnership	976,100	244,025
Interest earned on 1031 deposits	(72,147)	-
Gain on disposition of real estate assets	-	(25,257,837)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(243,353)	112,438
Prepaid expenses and other assets	(311,286)	792,517
Due to/from affiliates	116,140	104,867
Accrued expenses and other liabilities	(1,723,038)	723,318
Net cash provided by operating activities	4,920,851	6,771,460

Cash flows from investing activities:
Capital improvements	(8,507,205)	(8,659,169)
Acquisition of multifamily apartment communities	-	(32,537,414)
Acquisition of real estate limited partnership interests	-	(39,614,714)
Distributions from investments in Mortgage Funds	-	3,850,720
Deposits to replacement reserve	(23,830)	(273,366)
Withdrawals from replacement reserve	824,542	666,332
Earnest money deposits on acquisition	-	(150,000)
Investment in Multifamily Venture and Limited Partnership Venture	(4,514,552)	(38,958)
Distributions from Multifamily Venture and Limited Partnership Venture	692,031	136,707
Acquisition of in-place leases and tenant relationships	-	(512,993)
Net cash used in investing activities	(11,529,014)	(77,132,855)

Cash flows from financing activities:
Borrowings from mortgage notes payable	19,941,000	45,625,000
Principal payments on mortgage notes payable	(1,129,321)	(1,025,728)
Borrowings from revolving credit facility – affiliate	7,000,000	16,000,000
Principal payments on revolving credit facility - affiliate	(7,000,000)	-
Good faith deposits on mortgage notes payable	(2,843,999)	1,137,825
Issuance of common stock	-	290,004
Deferred financing costs	(520,474)	(408,908)
Distributions to minority interest in properties	(8,105,188)	(210,000)
Distributions on common operating partnership units	(2,000,000)	(500,000)
Distributions to preferred shareholders	(3,350,397)	(3,350,399)
Distribution paid to tax authority on behalf of partners	-	(110,500)
Contributions from holder of minority interest in properties	-	705,583
Net cash provided by financing activities	1,991,621	58,152,877

Net decrease in cash and cash equivalents	(4,616,542)	(12,208,518)
Cash and cash equivalents at beginning of period	22,134,658	31,913,045
Cash and cash equivalents at end of period	$17,518,116	$19,704,527

Supplemental disclosure:

Cash paid for interest	$10,266,625	$10,076,233

Supplemental disclosure of non-cash investing and financing activities:

Capital improvements included in accrued expenses and other liabilities	$209,176	$228,389
Dividends declared and payable to preferred shareholders	837,607	837,607

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the six months ended June 30,
	2006	2005

Acquisition of real estate limited partnership interests:

Assets purchased:
Cash restricted for tenant security deposits	$-	$(137,722)
Prepaid expenses and other assets	-	(122,216)
Acquired in place leases and tenant relationships	-	(732,219)
Multifamily apartment communities	-	(38,948,802)
Liabilities assumed:
Accounts payable and accrued expenses	-	188,523
Tenant security deposits	-	137,722

Net cash used for acquisition of real estate limited partnership interests	$-	$(39,614,714)

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(9,602,273)	$(32,537,414)
Acquired in-place leases	(152,410)
Accrued expenses	217,226
Tenant security deposit liability	34,407
Prepaid expenses	1,747
Use of cash held in escrow from Section 1031 tax exchange	9,501,303	-
Net cash used for acquisition of Multifamily apartment communities	$-	$(32,537,414)

Sale of real estate interests:

Gross selling price	$19,108,704	$34,725,000
Payoff of mortgage note payable	(7,900,784)	(13,136,623)
Cost of sale	(134,102)	(137,501)
Cash held in escrow for 1031 exchange	(11,073,818)	(21,450,876)

Cash flows from sale of real estate assets	$-	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was organized on July 19, 2002. The Company is engaged primarily in the business of acquiring, owning, operating, and rehabilitating multifamily apartment communities. As of June 30, 2006, the Company owned, or had an interest in, 24 multifamily apartment communities consisting of a total of 7,183 apartment units.

Discussion of acquisitions for the six months ended June 30, 2006

The Company acquired one property in the six month period ended June 30, 2006. The Company has deemed the acquisition individually insignificant based on its purchase price. The total aggregated purchase price of the property was $9,625,000. Specific details of the acquisition are presented as follows:

On June 28, 2006, the operating partnership of the Company, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), through a newly formed and wholly owned subsidiary, BIR Chisholm Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Chisholm Place Apartments, a 142 unit multifamily apartment community located in Plano, Texas, from an unaffiliated third party. The purchase price of $9,625,000 was paid from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

Discussion of dispositions for the six months ended June 30, 2006

On April 18, 2006, the Operating Partnership completed the sale of 100% of its interest in the Berkshires at Marina Mile property in Fort Lauderdale, Florida. The Company’s share of the proceeds were deposited in an escrow account with a qualified 1031 exchange intermediary. The operating results of the Company’s interest in Marina Mile, which is accounted for using the equity method of accounting, have not been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were not previously reported as part of continuing operations.

Discussion of accounting policies – Sale of Real Estate

The Company considers real estate assets held for sale upon the approval of a sale by management, the execution of a purchase and sale agreement and the satisfaction and resolution of significant contingencies related to the transaction. The satisfaction of the conditions is often complete at the time of closing on the sale of the property.

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

Gain and losses on the transfer of real estate properties may result from the transfer of a partial interest in a property to an unconsolidated venture if the economic substance of the transfer is a sale under SOP 78-9 and accordingly would be recognized using the partial sales provisions of FAS 66.

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. FAS 154 addresses the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principles be included in the net income of the period of the change the cumulative effect of changing to the new accounting principles. The FASB believes that FAS 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. FAS 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. FAS 154 became effective and was adopted by the Company as required effective January 1, 2006. The adoption of FAS 154 did not have a material impact on the financial position or operating results of the Company.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company will adopt FIN 48 as of January 1, 2007. The Company has not assessed the impact of FIN 48 but believes, based on its election to be treated as a real estate investment trust under Section 856 of the Internal Revenue Code of 1986, as amended, that it will not have an impact on its financial condition or results of operations.

 Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30,	December 31,
	2006	2005

Land	$52,701,401	$51,448,117
Buildings, improvements and personal property	472,544,427	459,508,932

Multifamily apartment communities	525,245,828	510,957,049
Accumulated depreciation	(136,310,283)	(126,910,939)

Multifamily apartment communities, net	$388,935,545	$384,046,110

The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values. The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2006 acquisition as of the acquisition date, which is included on the Company’s June 30, 2006 consolidated balance sheet:

	Multifamily	Acquired		Total
	Apartment	In-Place	Tenant	Recorded at
Property	Communities	Leases	Relationships	Acquisition Date

Chisholm Place	$9,602,273	$113,668	$38,742	$9,754,683

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

The results of operations for the Windward Lakes property have been restated and are presented as results from discontinued operations in the statement of operations for the three and six months ended June 30, 2006 and 2005, respectively, pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three and six months ended June 30, 2006 and 2005 are presented in the following table.

	Three months ended Six months ended June 30, June 30,

	2006	2005	2006	2005
Revenue:

Rental	$-	$681,374	$-	$1,422,690
Interest	-	79	-	1,707
Utility reimbursement	-	10,216	-	24,276
Other	-	69,614	-	133,693
Total revenue	-	761,283	-	1,582,366

Expenses:
Operating	-	194,468	-	354,077
Maintenance	-	41,512	-	96,803
Real estate taxes	-	102,299	-	213,374
General and administrative	-	20,657	-	37,853
Management fees	-	32,633	-	63,372
Depreciation	-	232,499	-	460,525
Loss on early extinguishment of debt	-	1,121,055	-	1,121,055
Interest	-	174,027	-	349,120
Total expenses	-	1,919,150	-	2,696,179

Loss from discontinued operations	$-	$(1,157,867)	$-	$(1,113,813)

3.	INVESTMENT IN MORTGAGE FUNDS

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

The summarized balance sheets of the Company’s investment in the GIT II Mortgage Fund as of June 30, 2006 and December 31, 2005 have not been presented because the Mortgage funds were liquidated.

The summarized statements of operations of each individually significant investment in the Mortgage Funds for the three and six months ended June 30, 2006 and 2005 are presented in the following table. The balances for the three and six months ended June 30, 2006 are zero as the final Mortgage Fund was liquidated on November 14, 2005.

	Three months ended Six months ended June 30, June 30,

	2006	2005	2006	2005

Revenue	$-	$423,044	$-	$2,702,796

Expenses	-	282,930	-	635,216

Net income	$-	$140,114	$-	$2,067,580

Company’s share of net income	$-	$40,367	$-	$595,670

Amortization of basis differential	-	27,751	-	558,488

Equity in income of Mortgage Funds	$-	$68,118	$-	$1,154,158

4.	INVESTMENT IN MULTIFAMILY VENTURE

Effective May 1, 2004, the Company consummated the Limited Liability Company Agreement of JV Marina Mile (“Multifamily Venture”) with a partner, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the ownership of The Berkshires at Marina Mile Apartments (“Marina Mile”). Under the terms of the Multifamily Venture agreement governing the entity, the partner contributed, in cash, 65% of the total venture equity in exchange for a 65% interest in the Multifamily Venture. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the Multifamily Venture and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties are entitled to proportional distributions of available cash up to the effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the venture partner. The Operating Partnership is the managing member of the Multifamily Venture. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R as the Multifamily Venture partner retains a majority control over the Multifamily Venture through the decision-making authority granted in the agreement consistent with its economic interests; therefore, the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment.

On April 18, 2006, Marina Mile was sold to an unrelated party. According to the provisions of the Multifamily Venture agreement, the Company’s overall ownership interest in the proceeds from the sale of Marina Mile increased from 35.00% to 45.52% and pursuant to additional agreements executed in relation to the sale, this increase was effective as of February 1, 2006. The Company evaluated the change in the ownership interests in the Multifamily Venture and has determined that the increased ownership interests do not materially change the economic interests of the Multifamily Venture partners and would not result in the Company controlling the Multifamily Venture as promulgated in EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

Pursuant to the Operating Partnerships completion of the sale of 100% of the interest in the Marina Mile property, the net proceeds from the sale in the amount of $11,073,818 were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. As of June 30, 2006, the Company has reinvested $9,501,301 of the proceeds from the sale of interests in Marina Mile in the acquisition of Chisholm Place Apartments, which was completed on June 28, 2006. The Operating Partnership has entered into a purchase and sale agreement dated April 26, 2006 for the purchase of Briarwood Village Apartments, a 342-unit property located in Houston, Texas, for $13,816,700, which will fulfill the purchase requirement under the 1031 exchange.

The summarized balance sheets of the Multifamily Venture are as follows:

	June 30,	December 31,
	2006	2005
ASSETS
Multifamily apartment communities, net	$-	$22,518,235
Cash and cash equivalents	318,034	632,902
Other assets	54,691	495,575
Total assets	$372,725	$23,646,712

LIABILITIES AND OWNERS’ EQUITY
Mortgage note payable	$-	$17,400,000
Other liabilities	49,323	346,030
Owners’ equity	323,402	5,900,682
Total liabilities and owners’ equity	$372,725	$23,646,712

Company’s share of equity (1)	$147,213	$1,887,134

(1) – As of June 30, 2006 and December 31, 2005, amount represents the Company’s carrying values of its share of equity in the Multifamily Venture. At June 30, 2006 the Company’s carrying value of its share of equity in the Multifamily Venture is equal to its ownership interest if computed using the Company’s 45.52% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above, as of June 30,2006. At December 31, 2005 the Company’s carrying value of its share of equity in the Multifamily Venture is different than its ownership interest if computed using the Company’s 35.00% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above, as of December 31, 2005. The difference relates mainly to the Company’s share of the gain on the initial transfer of Marina Mile to the Multifamily Venture, or $117,718, the effect of preferential distributions paid to the Company under the terms of the Multifamily Venture, which as of December 31, 2005 total $52,448, and other differences of $7,939.

The summarized statement of operations of the Multifamily Venture for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended Six months ended June 30, June 30,

	2006	2005	2006	2005

Revenue	$167,668	$901,594	$1,143,240	$1,794,240

Expenses	621,177	902,159	1,570,439	1,918,161

Operating income (loss)	(453,509)	(565)	(427,199)	(123,921)

Gain on sale of real estate assets	19,833,255	-	19,833,255	-

Net income (loss)	$19,379,746	$(565)	$19,406,056	$(123,921)

Equity in income (loss) of Multifamily Venture	$8,821,944	$(199)	$8,833,637	$(43,373)

Adjustment of carrying value	1,088,210	-	1,088,210	-

Adjusted equity in income (loss) of Multifamily Venture (1)	$9,910,154	$(199)	$9,921,847	$(43,373)

(1)

– As of June 30, 2006, this amount represents the Company’s share of the net loss of the Multifamily Venture if computed using the Company’s 35.00% ownership percentage for the month of January 2006 and the 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property, for the months of February and March 2006 and the gain on the sale of real estate assets as presented in the table above. Additionally, the adjustment of the Company’s equity method carrying value in the Multifamily Venture results from the sale of the real estate assets in the venture. The adjustment reflects the difference between the Company’s historical carrying value of the investment and the net proceeds realized from the sale of assets. The remaining carrying value reflected on the balance sheet represents the Company’s share of the remaining net assets held by the venture which is currently expected to be distributed by the end of 2006. As of June 30, 2005, this amount represents the Company’s share of the net loss of Multifamily Venture if computed using the Company’s 35.00% ownership percentage as presented in the table above.

5.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”). Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Company’s final commitment under the subscription agreement with BVF totals $23,400,000. BVF’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months, at which time such restriction will lapse, and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended (“1031 Exchanges”) without limit.

The managing partner of BVF is an affiliate of the Company. The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of BVF as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears. The lag period is allowed under the provisions of

Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines. As of June 30, 2006 and December 31, 2005, the Company has accounted for its share of the equity in BVF operating activity through March 31, 2005 and September 30, 2005, respectively.

On June 20, 2006, the Company received notice of the third capital call by BVF. The capital call represents 6.9%, or $1,610,172, of the total capital committed to BVF by the Company. The contribution was paid to BVF on June 26, 2006 and brings the total direct investment by the Company to $5,950,636 or approximately 25.4% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	March 31, 2006	September 30, 2005

Multifamily apartment communities, net	$307,998,374	$-
Cash and cash equivalents	17,797,105	-
Other assets	11,637,206	-
Total assets	$337,432,685	$-

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$170,065,000	$-
Revolving credit facility	83,100,000	-
Other liabilities	11,779,579	718,346
Minority interest	25,737,812	-
Partners’ capital	46,750,294	(718,346)
Total liabilities and partners’ capital	$337,432,685	$-

Company’s share of partners’ capital	$3,272,869	$(50,284)
Basis differential (1)	2,210,791	1,560,975
Carrying value of the Company’s investment in Multifamily Limited Partnership	$5,483,660	$1,510,691

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above. At March 31, 2006, the differential relates mainly to the contribution of capital made by the Operating Partnership, in the amount of $1,610,172 to BVF during the second quarter of 2006. Additionally, $579,740 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call. At September 30, 2005, the differential relates to the contribution of capital made by the Operating Partnership, in the amount of $1,560,975, to BVF during the fourth quarter of 2005.

The summarized statement of operations of BVF for the three and six months ended March 31, 2006 and 2005 is as follows:

	Three months ended Six months ended March 31, March 31,

	2006	2005	2006	2005

Revenue	$7,351,093	$-	$8,589,526	$-

Expenses	11,525,972	-	14,838,883	-

Net loss attributable to investment	$(4,174,879)	$-	$(6,249,357)	$-

Equity in loss of Multifamily Limited Partnership	$(292,273)	$-	$(437,502)	$-

6.	MORTGAGE NOTES PAYABLE

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

On June 9, 2006, the Company, through the Multifamily Venture, JV BIR/ERI, L.L.C., executed a non-recourse second mortgage note payable on Arrowhead Apartments for $3,120,000, which is collateralized by the related property. The interest rate on the note is fixed at 6.45% for a term of approximately 7.5 years. The note is interest only for 24 months and matures on December 1, 2013, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On June 9, 2006, the Company, through the Multifamily Venture, JV BIR/ERI, L.L.C., executed a non-recourse second mortgage note payable on The Moorings Apartments for $3,280,000, which is collateralized by the related property. The interest rate on the note is fixed at 6.45% for a term of approximately 7.5 years. The note is interest only for 24 months and matures on December 1, 2013, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On June 12, 2006, the Company, through the Multifamily Venture, JV BIR/ERI, L.L.C., executed a non-recourse second mortgage note payable on the Country Place I and Country Place II Apartments for $9,716,000, which is collateralized by the related properties. The interest rate on the note is fixed at 6.43% for a term of approximately 8.5 years. The note is interest only for 24 months and matures on January 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

The combined aggregate principal maturities of mortgage notes payable at June 30, 2006 are as follows:

2006	$968,822
2007	4,630,765
2008	5,572,477
2009	87,114,356
2010	5,053,594
Thereafter	285,993,365
$389,333,379

7.	REVOLVING CREDIT FACILITY - AFFILIATE

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

During the six months ended June 30, 2006 and 2005, the Company borrowed $7,000,000 and $16,000,000, respectively, related to the acquisition activities of the Company. During the six months ended June 30, 2006 and 2005 the Company repaid advances of $7,000,000 and $0, respectively. There were no borrowings outstanding as of June 30, 2006 and December 31, 2005. The Company incurred interest and fees of $3,860 and $160,000, related to the facility during the six months ended June 30, 2006 and 2005, respectively.

8.	STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares of the Company which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the six months ended June 30, 2006 and 2005, the Company’s aggregate dividends totaled $1,675,198 and $1,675,199, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2006.

On November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute two quarterly distribution of $1,000,000 each from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

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

On July 8, 2005 and August 1, 2005, the Company, through its wholly owned subsidiary, BIR Lakeridge, L.L.C., executed two non-recourse mortgage notes payable on Lakeridge for $13,130,000 and $12,520,000, respectively. As a condition of the financing, the lender required a guarantee of $1,444,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period. On May 26, 2006, the Company met the requirements to satisfy the guarantee and obtained a complete reduction in the base guaranty to $0.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on Berkshires on Brompton for $6,400,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property. As of June 30, 2006 the rehabilitation project continues to move forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Westchase Limited Partnership, executed a non-recourse mortgage note payable on Berkshires at Westchase for $6,500,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $2,215,000 from the Company to ensure achievement of certain minimum levels of occupancy within the first eighteen months of the loan period. On June 21, 2006, the Company met the requirements to satisfy the guarantee and obtained a complete reduction in the base guaranty to $0.

On May 5, 2006, the Company locked the interest rate on $99,200,000 of first mortgage debt to refinance the current mortgage debt, comprised of first and second mortgages, on the Seasons Apartments. The terms of the debt commitment include a fixed interest rate of 6.10%, an approximate maturity date of November 1, 2021 and an interest only option for the first ten years with amortization based on a 360 month payment term beginning in year eleven. Under the terms of the rate lock agreement, the Company was required to make a good faith deposit equal to approximately three percent of the committed loan amounts, or $3,000,000. The Company anticipates closing on this refinancing in the fourth quarter of 2006.

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

Minority Common Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership for the six months ended June 30:

	2006	2005

Net income (loss)	$465,933	$18,893,467
Add:
Minority common interest in Operating Partnership	976,100	244,025
Net income before minority interest in Operating Partnership	1,442,033	19,137,492
Preferred dividend	(3,350,397)	(3,350,399)
Loss available to common equity	(1,908,364)	15,787,093
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$(1,862,753)	$15,409,781

In the six months ended June 30, 2006, the Operating Partnership incurred a net loss and therefore no allocation was made to the minority common interest in Operating Partnership at June 30, 2006, except to the extent distributions were paid or accrued. In the quarter ended June 30, 2005, the Operating Partnership incurred net income. The net income was not sufficient to create positive basis in the Operating Partnership and therefore no allocation was made to the minority common interest in Operating Partnership at June 30, 2005, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2005	$(38,362,419)	$895,473	$(37,466,946)

Minority common interest in Operating Partnership	(1,862,754)	(45,610)	(1,908,364)

Distributions to common interest in Operating Partnership	(976,100)	(23,900)	(1,000,000)
Balance at June 30, 2006 (1)	$(41,201,273)	$825,963	$(40,375,310)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of June 30, 2006 and December 31, 2005, respectively, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.	RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended Six months ended June 30, June 30,

	2006	2005	2006	2005

Property management fees	$712,863	$627,297	$1,425,781	$1,193,532
Expense reimbursements	79,002	54,060	158,136	108,918
Salary reimbursements	1,994,788	1,684,808	4,020,772	3,241,369
Asset management fees	418,360	408,984	836,727	817,967
Construction management fees	196,378	329,860	395,756	329,860
Acquisition fees	96,250	82,000	96,250	717,500
Interest on revolving credit facility	3,860	-	3,860	-

Total	$3,501,501	$3,187,009	$6,937,282	$6,409,146

Expense reimbursements due to affiliates of $1,944,202 and $2,044,060 are included in Due to affiliates at June 30, 2006 and December 31, 2005, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $448,460 and $664,458 are included in Due to affiliates at June 30, 2006 and December 31, 2005, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,495,742 and $1,379,602 at June 30, 2006 and December 31, 2005, respectively, represent intercompany development fees and shared services.

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

The Company pays acquisition fees to Berkshire Advisor, an affiliate of the Company, for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. During the three and six months ended June 30, 2006 and 2005, the Company incurred fees on the following acquisitions:

	Three months ended Six months ended June 30, June 30,

	2006	2005	2006	2005

Chisholm Place	$96,250	$-	$96,250	$-
Riverbirch	-	82,000	-	82,000
Westchester West	-	-	-	392,500
Berkshires on Brompton	-	-	-	144,000
Berkshires at Westchase	-	-	-	99,000
Total	$96,250	$82,000	$96,250	$717,500

During the six months ended June 30, 2006 and 2005, the Company borrowed $7,000,000 and $16,000,000, respectively, on the revolving credit facility available from an affiliate. During the six months ended June 30, 2006 and 2005 the Company repaid advances of $7,000,000 and $0, respectively. There were no borrowings outstanding as of June 30, 2006 and December 31, 2005. The Company incurred interest and fees of $3,860 and $160,000, related to the facility during the six months ended June 30, 2006 and 2005, respectively.

In addition to the fees listed above, the Multifamily Venture paid Berkshire Advisor a property management fee of $18,707 and $33,692 for the three months ended June 30, 2006 and 2005, respectively, and $42,864 and $67,050 for the six months ended June 30, 2006 and 2005, respectively, relating to its management of the Berkshires at Marina Mile property. The Multifamily Venture also paid Berkshire Advisor a construction management fee of $0 and $1,667 for the three months ended June 30, 2006 and 2005, respectively, and $0 and $1,667 for the six months ended June 30, 2006 and 2005, respectively, relating to its management of ongoing rehabilitation project at the Berkshires at Marina Mile property.

The Company had an investment in the Mortgage Fund, GIT II, which was an affiliate of the Company, which it did not control. The investment was liquidated as of November 14, 2005. The investment, which was recorded using the equity method of accounting during the holding period, was included in the Consolidated Balance Sheet, and the related equity in income of the GIT II was included as a component of net income in the Consolidated Statements of Operations for the six months ended June 30, 2005.

On March 9, 2006, the Company received notice of the second capital call by BVF, an affiliate of the Company. The capital call represented 12%, or $2,800,299, of the total capital committed to BVF by the Company. The contribution was paid to BVF on March 20, 2006 and brought the total direct investment by the Company to $4,340,464 or 18.5% of the total committed capital amount of $23,400,000.

On June 20, 2006, the Company received notice of the third capital call by BVF, an affiliate of the Company. The capital call represents 6.9%, or $1,610,172, of the total capital committed to BVF by the Company. The contribution was paid to BVF on June 26, 2006 and brings the total direct investment by the Company to $5,950,636 or 25.4% of the total committed capital amount of $23,400,000. The Company does not anticipate receiving distributions from this investment before 2008.

12.	SUBSEQUENT EVENTS

On August 1, 2006, the Company closed on $6,953,000 of fixed rate mortgage debt on the Chisholm Place property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 6.25% and a term of 10 years of which interest only payments are due for the first 60 months of the loan.

On August 10, 2006, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each from its operating cash flows to common general and common limited partners, payable on August 15, 2006 and November 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

Also on August 10, 2006, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $8,000,000 from its operating cash flows to common general and common limited partners, payable on November 15, 2006. On the same day, the Board also declared a common dividend of $0.135970 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution

Additionally, on August 10, 2006, the Board authorized a development fee to be charged by an affiliate of the Company on a proposed development project to be constructed on a parcel of vacant land owned by the Company. The vacant parcel is contiguous with an existing multifamily property owned by the Company. The fee approved will be determined by the total development cost of the project and is payable over the predevelopment and development phases of the project. Predevelopment charges are anticipated to be billed to the Company beginning in the third quarter of 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with Berkshire Income Realty, Inc’s. (the “Company”) consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of August 11, 2006, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Since the inception of the Company, earnings from the Company’s investments in the Mortgage Funds (refer to Note 3 – Investment in Mortgage Funds in the financial statements) had been a substantial component of the Company’s overall earnings until, as was expected, the liquidation of the final investment on November 14, 2005. The Company expects that earnings from multifamily apartment community investments will continue to increase, both as a result of growth in the existing portfolio and as a result of future acquisitions. The Company expects the growth in real estate earnings to substantially compensate for the drop in earnings from the investments in the Mortgage Funds and foresees the Company having the ability to make distributions on its Series A 9% Cumulative Redeemable Preferred Stock in accordance with charter of the Company.

Our highlights of the six months ended June 30, 2006 included the following:

•

On January 8, 2006, the Company executed an agreement to sell the Berkshires at Marina Mile (“Marina Mile”) property in Fort Lauderdale, Florida to a third party. The selling price was $41,978,700. The transaction was structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.

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

•

On April 18, 2006, the Company completed the sale of Marina Mile, a 306-unit multifamily apartment community located in Ft Lauderdale, Florida, to an unaffiliated buyer. The sale price of the property was $41,978,700 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company has structured the transaction to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company has reinvested a substantial portion of its share of the proceeds from the sale of Marina Mile in the purchase of Chisholm Place Apartments and intends to reinvest the balance of the funds in an additional qualified replacement property.

•

On June 9, 2006, the Company, through the Multifamily Venture, JV BIR/ERI, L.L.C., executed a non-recourse second mortgage note payable on Arrowhead Apartments for $3,120,000, which is collateralized by the related property. The interest rate on the note is fixed at 6.45% for a term of approximately 7.5 years. The note is interest only for 24 months and matures on December 1, 2013, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

•

On June 9, 2006, the Company, through the Multifamily Venture, JV BIR/ERI, L.L.C., executed a non-recourse second mortgage note payable on The Moorings Apartments for $3,280,000, which is collateralized by the related property. The interest rate on the note is fixed at 6.45% for a term of approximately 7.5 years. The note is interest only for 24 months and matures on December 1, 2013, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

•

On June 12, 2006, the Company, through the Multifamily Venture, JV BIR/ERI, L.L.C., executed a non-recourse second mortgage note payable on the Country Place I and Country Place II Apartments for $9,716,000, which is collateralized by the related properties. The interest rate on the note is fixed at 6.43% for a term of approximately 8.5 years. The note is interest only for 24 months and matures on January 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

•

On June 28, 2006, the Company, through a newly formed and wholly owned subsidiary, BIR Chisholm Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Chisholm Place Apartments, a 142 unit multifamily apartment community located in Plano, Texas, from an unaffiliated third party. The purchase price of $9,625,000 was paid from an escrow account administered by a qualified Section 1031 tax deferred exchange intermediary institution in connection with the prior sale of Marina Mile. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company will adopt FIN 48 as of January 1, 2007. The Company has not assessed the impact of FIN 48 but believes, based on its election to be treated as a real estate investment trust under Section 856 of the Internal Revenue Code of 1986, as amended, that it will not have an impact on its financial condition or results of operations.

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2006 and December 31, 2005, the Company had $17,518,116 and $22,134,658 of cash and cash equivalents, respectively.

	Three months ended Six months ended June 30, June 30,

	2006	2005	2006	2005

Cash provided by operating activities	$3,541,942	$4,193,936	$4,920,851	6,771,460
Cash used in investing activities	(5,641,367)	(14,694,065)	(11,529,014)	(77,132,855)
Cash provided by financing activities	2,479,927	14,670,417	1,991,621	58,152,877

During the six months ended June 30, 2006, cash decreased by $4,616,542. The main component of the overall decrease was $11,529,014 used in the investing activities of the Company. The activities relate mainly to the capital expenditures related to the rehabilitation of the Company’s properties and additional investment in BVF. The decrease was partially offset by increases in cash of $1,991,621, in the Company’s financing activities, which include proceeds from a new mortgage on one property in the amount of $3,825,000 and proceeds from second mortgage loans of $16,116,000 on four properties financed as a group. The increases from the financings were offset by payments of principal on existing mortgage loans, distributions to common and preferred shareholders and distributions to minority owners in the properties. The cash used in the investing and financing activities of the Company were partially offset by an increase of $4,920,851 provided by the operating activities of the Company.

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

The Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Arboretum Land, a parcel of vacant land adjacent to the Arboretum Place Apartments. Fixed interest rate mortgage financing was obtained on the Chisholm Place property on August 1, 2006. The Company has rate locked on refinancing first mortgage debt on the Seasons of Laurel property, which is anticipated to close in the fourth quarter of 2006, and will provide the Company with additional liquidity.

On June 30, 2005, the Company closed on a new credit facility in the form of a $20,000,000 revolving credit agreement. The financing was obtained from an affiliate of the Company, was based on arms-length negotiations and was approved by the Audit Committee of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and AMEX. Concurrently with the closing, the Company borrowed $16,000,000. The proceeds from the borrowing were used to fund the July 1, 2005 acquisition of Lake Ridge Apartments as well as ongoing rehabilitation projects at certain of the Company’s existing properties. The Company repaid the advance from the credit facility in the third quarter of 2005. During the quarter ended June 30, 2006, the Company borrowed $7,000,000 from the credit facility for the potential acquisition of a property pursuant to a foreclosure auction. The Company was not the winning bidder and the funds were immediately repaid. There are no borrowings outstanding on the credit facility as of June 30, 2006. The Company currently expects that repayment of future advances from the credit facility, if any, will be funded by proceeds from conventional mortgages on newly acquired properties and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties. The credit facility will expire on December 31, 2006 if the Company does not exercise a one-time six-month extension available to it. Currently, the Company anticipates exercising the option to extend the credit facility for six months to June 30, 2007.

The Company’s has rate locked on the refinancing of the existing mortgage debt on its Seasons of Laurel property which is due in 2009 and includes the additional $20,378,000 of mortgage debt obtained in fiscal year 2003 that is coterminous with the first mortgage. Total long-term obligations due in 2009 are $87,114,356 which the Company plans to pay through the refinancing of the respective property. Refer to Note 13, subsequent events, for additional information.

Capital Expenditures

The Company incurred $2,021,345 and $4,072,031 in recurring capital expenditures during the six months ended June 30, 2006 and 2005, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $6,485,860 and $4,587,138 in renovation related capital expenditures during the six months ended June 30, 2006 and 2005, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. The current cost estimate is approximately $8,109,000. As of June 30, 2006, the project is approximately 98% complete and the project continues to be on track to meet the adjusted cost estimate. The Company currently anticipates spending, and has budgeted, approximately $3,928,000 for continued renovations of the Seasons of Laurel property in 2006 in accordance with the renovation project currently in process as well as other anticipated renovations, including the installation of gas and electric meters for each apartment unit. The Company currently anticipates completion of the ongoing upgrade project to occur by September 30, 2006.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property (“Hannibal”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations. In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a certain number of units, the interior renovation of all 252 units at Hannibal, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit. As of June 30, 2006, 105 units or 42%, of 252 apartment units at Hannibal have been renovated at a cost of approximately $2,546,817. The Company currently anticipates spending, and has budgeted in 2006, approximately $2,467,000 for continued renovations at Hannibal and currently anticipates completing the project in the second quarter of 2007.

In May 2005, the Company authorized the interior renovation of 216 apartment units as well as significant renovation to the exterior siding and decks of its Yorktowne property. As of June 30, 2006, the exterior renovations were complete. The interior renovation includes the replacement and upgrade of the kitchens, bathrooms and doors of each unit. The total cost of the project is currently estimated at approximately $2,494,877. As of June 30, 2006, the interior unit renovation project is ongoing and is approximately 84% complete as 181 of the 216 units have been renovated, approximately $2,084,953 has been spent to date and the project is substantially on track to meet original cost estimates. The Company believes the renovations will yield significant growth in rental rates and must be undertaken in order to maintain its competitiveness in its sub-market. The Company currently anticipates completing the project by the end of 2006.

Also in May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362 unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,800,000. The Company has tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable. Based on the successful financial returns of the 100 unit test, the Company decided to move forward with the renovation of the remaining 262 units. The costs associated with the renovation of the remaining 262 units were approved as part of the 2006 capital budget, which included a per unit estimated cost of $7,300 or $1,912,600. As of June 30, 2006, 209 units or 58%, including the 100 test units, have been renovated at a cost of $1,875,239.

Other properties are undergoing limited scope renovation projects during 2006. The projects include exterior renovations of the Savannah at Citrus Park property. The renovations were approved as part of the decision to acquire the property in 2005. Total costs are estimated at approximately $670,500 of which approximately $322,000 have been incurred to date. Additionally, exterior renovations of the Riverbirch property, also approved as part of the decision to acquire the property in 2005 are currently being undertaken with completion expected by the end of 2006. Total costs are estimated at approximately $1,335,000 of which approximately $1,090,000 have been incurred to date.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns. The Company continues to assess the viability of developing additional apartment units on those parcels. No decisions to proceed or funds have been committed to any development projects as of June 30, 2006.

The Company’s capital budgets for 2006 anticipate spending approximately $17,652,000 for ongoing rehabilitation and development of current portfolio properties during the year. As of June 30, 2006, the Company has not committed to any new significant rehabilitation projects.

Acquisitions

On June 28, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Chisholm Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Chisholm Place Apartments, a 142 unit multifamily apartment community located in Plano, Texas, from an unaffiliated third party. The purchase price of $9,625,000 was paid from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

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

Results of Operations and Financial Condition

During the six months ended June 30, 2006, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service on or prior to January 1, 2005 and owned through June 30, 2006, did not increase as one property was acquired late in the period and the interests in another property were sold during the period, which was accounted for under the equity method of accounting. (the “Total Property Portfolio”). As a result of changes in the Total Portfolio over the twelve month period ended June 30, 2006, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and six months ended June 30, 2006 and 2005 reflects changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

“Net Operating Income (“NOI”) falls within the definition of a “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC. The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company’s multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors. The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly relate to the income producing activities of the properties. We believe that to achieve a more complete understanding of the Company’s performance, NOI should be compared with our reported net income (loss). Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact of interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations. For the three and six months ended June 30, 2006 and 2005, the net income (loss) was $5,867,098 and $20,681,896 and $465,933 and $18,893,467, respectively.

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005.

The table below reflects selected operating information for the Same Property Portfolio, which consists of the 18 properties acquired or placed in service on or prior to January 1, 2005 and owned through June 30, 2006 and the Total Property Portfolio, which consists of all properties acquired or placed in service on or prior to January 1, 2005 and owned through June 30, 2006. (The operating results for the six month period ended June 30, 2005 for the Windward Lakes property has been removed from the presentation of “Net Operating income” as those results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio				Total Property Portfolio
	Three months ended June 30,				Three months ended June 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Rental	13,166,269	12,525,554	640,715	5.12%	17,167,373	14,761,159	2,406,214	16.30%
Interest utility reimbursement
and other	745,904	718,445	27,459	3.82	1,247,239	862,963	384,276	44.53
Total Revenue	13,912,173	13,243,999	668,174	5.05	18,414,612	15,624,122	2,790,490	17.86

Operating Expenses:
Operating	3,448,024	3,025,247	422,777	13.97	4,639,176	3,680,750	958,426	26.04
Maintenance	1,231,693	1,052,890	178,803	16.98	1,524,226	1,260,111	264,115	20.96
Real estate taxes	1,515,686	1,463,863	51,823	3.54	2,004,486	1,704,384	300,102	17.61
General and administrative	201,044	227,306	(26,262)	(11.55)	654,130	1,023,264	(369,134)	(36.07)
Management fees	544,089	506,935	37,154	7.33	1,131,223	1,003,648	127,575	12.71
Total operating expenses	6,940,536	6,276,241	664,295	10.58	9,953,241	8,672,157	1,281,084	14.77

Net Operating Income	6,971,637	6,967,758	3,879	0.06	8,461,371	6,951,965	1,509,406	21.71

Non-operating expenses:
Depreciation	4,591,758	4,035,967	555,791	13.77	6,758,271	4,833,016	1,925,255	39.84
Interest	3,867,592	3,603,484	264,108	7.33	5,059,313	4,205,369	853,944	20.31
Amortization of acquired in- place leases and tenant relationships	72,527	1,035,781	(963,254)	(93.00)	220,709	1,016,570	(795,861)	(78.29)
Total non – operating expenses	8,531,877	8,675,232	(143,355)	(1.65)	12,038,293	10,054,955	1,983,338	19.72

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(1,560,240)	(1,707,474)	147,234	(8.62)	(3,576,922)	(3,102,990)	(473,932)	15.27

Minority interest in properties	-	-	-	-	(173,861)	(138,978)	(34,883)	25.10

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-	9,617,881	(199)	9,618,080	100.00

Equity in income of Mortgage Funds	-	-	-	-	-	68,118	(68,118)	(100.00)

Minority common interest in Operating Partnerships	-	-	-	-	-	(244,025)	244,025	100.00

Income from discontinued operations	-	-	-	-	-	24,099,970	(24,099,970)	(100.00)

Net income (loss)	(1,560,240)	(1,707,474)	147,234	(8.62)	5,867,098	20,681,896	(14,814,798)	(71.63)

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005.

(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2006 in comparison to the similar period of 2005. The increase is attributable to positive occupancy and rental revenue momentum in the Baltimore, Mid Atlantic and Southeastern rental markets, continued improvement in market conditions in the Southwest and benefits realized from ongoing successful property rehabilitation projects at various properties in the Same Property Portfolio, specifically the Seasons of Laurel and Hannibal Grove Apartments. The success of the renovation projects benefits the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels. Additionally, benefits are also being realized from reductions in rent losses suffered as units remain vacant while undergoing renovation. Management continues to assess the success of the rehabilitation projects, which include the updating of apartment units at select properties with new kitchens, bathrooms or in-unit laundry equipment. Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stable occupancy levels which have met or exceeded, at most properties, managements budgeted expectations. Management continues to believe that the recent trend of rising interest rates will dilute the popularity of home purchases and anticipates this effect will continue to stabilize occupancy rates, which we believe continues to be reflective of the positive occupancy trends and rental revenue levels in the three-month period ended June 30, 2006.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased slightly for the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005. Interest and utility reimbursements were consistent period over period while other miscellaneous revenues increased, mainly due to increases in damage, relet and late fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended June 30, 2006 as compared to the same period of 2005. Increases in payroll and related benefits, due to increases in office staff and maintenance coverage at the properties, property insurance and utilities, including gas, electricity and water and sewer were the main contributors to the increases. The Seasons of Laurel property contributed significantly to the Company’s utility expense, as the related charges at the property are paid by the Company and are not currently billed directly to individual tenants for their respective apartment unit. The Company continues to evaluate the possibility of passing the unit utility costs to its tenants and will implement the necessary changes in the systems to allow for direct billing by apartment unit. The majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property. As anticipated, the Company renewed its insurance coverage effective July 1, 2006 at increased levels from the expiring coverage mainly due to substantial increases in property insurance premiums. Property insurance expense on our existing portfolio is expected to increase by approximately $500,000 per year over 2005 rates.

Maintenance

Maintenance expense increased in the three-month period ended June 30, 2006 as compared to the same period of 2005 and is due mainly to repair expenses not otherwise covered by insurance as well as other normal maintenance activities including cleaning and interior painting. Snow removal was lower than the comparable period due to the mild winter plowing season while other recurring maintenance costs were consistent with the same period of 2005. It is management’s belief that the proactive maintenance of multifamily apartment communities within its portfolio is an effective program that contributes to preserving, and in some cases increasing, its occupancy levels. Additionally, the maintenance program also facilitates the minimization of vacancy and rental concessions required to operate the properties at desired occupancy levels.

Real Estate Taxes

Real estate taxes increased for the three-month period ended June 30, 2006 from the comparable period of 2005. The increase is due to the continual escalation of assessed property valuations for assets in the Same Property Portfolio. The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased for the comparable three-month periods ended June 30, 2006 and 2005. The slight overall decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including savings in equipment rentals and legal fees related to tenant issues including those related to rent collection.

Management Fees

Management fees of the Same Property Portfolio increased in the three-month period ended June 30, 2006 compared to the same period of 2005 based on increased revenues of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three months ended June 30, 2006 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Brompton, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three months ended June 30, 2006 increased over the comparable period of 2005. The increase is attributable to the refinancing of a property mortgage at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other existing properties. Additionally, the mortgage debt on the Yorktowne and Bear Creek properties were obtained after the closing on the properties and the related interest on the debt was less in the comparable period of 2005.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended June 30, 2006 as compared to the same three-month period of 2005. The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the six month period ended June 30, 2006. Additionally, there was only one acquisition late in 2006 and amortization of the related intangible assets, including acquired-in-place leases, did not commence in the period ended June 30, 2006.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005.

The table below reflects selected operating information for the Same Property Portfolio, which consists of the 18 properties acquired or placed in service on or prior to January 1, 2005 and owned through June 30, 2006 and the Total Property Portfolio, which consists of all properties acquired or placed in service on or prior to January 1, 2005 and owned through June 30, 2006. (The operating results for the six month period ended June 30, 2005 for the Windward Lakes property has been removed from the presentation of “Net Operating income” as those results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio				Total Property Portfolio
	Six months ended June 30,				Six months ended June 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Rental	26,414,798	24,749,567	1,665,231	6.73%	34,463,460	27,712,358	6,751,102	24.36%
Interest utility reimbursement
and other	1,451,958	1,362,066	89,892	6.60	2,365,839	1,606,840	758,999	47.24
Total Revenue	27,866,756	26,111,633	1,755,123	6.72	36,829,299	29,319,198	7,510,101	25.61

Operating Expenses:
Operating	7,348,369	6,351,289	997,080	15.70	9,784,922	7,278,095	2,506,827	34.44
Maintenance	2,109,214	1,865,306	243,908	13.08	2,618,904	2,117,831	501,073	23.66
Real estate taxes	3,048,261	2,915,648	132,613	4.55	4,025,437	3,217,918	807,519	25.09
General and administrative	417,947	443,723	(25,776)	(5.81)	1,229,740	1,873,731	(643,991)	(34.37)
Management fees	1,087,891	1,009,553	78,338	7.76	2,262,508	1,948,127	314,381	16.14
Total operating expenses	14,011,682	12,585,519	1,426,163	11.33	19,921,511	16,435,702	3,485,809	21.21

Net Operating Income	13,855,074	13,526,114	328,960	2.43	16,907,788	12,883,496	4,024,292	31.24

Non-operating expenses:
Depreciation	9,119,006	7,928,926	1,190,080	15.01	13,200,225	9,015,409	4,184,816	46.42
Interest	7,615,699	7,118,806	496,893	6.98	9,979,555	7,968,953	2,010,602	25.23
Amortization of acquired in-place leases and tenant relationships	153,673	1,605,151	(1,451,478)	(90.43)	556,942	2,079,387	(1,522,445)	(73.22)
Total non – operating expenses	16,888,378	16,652,883	235,495	1.41	23,736,722	19,063,749	4,672,973	24.51

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(3,033,304)	(3,126,769)	93,465	(2.99)	(6,828,934)	(6,180,253)	(648,681)	10.50

Minority interest in properties	-	-	-	-	(1,213,378)	62,936	(1,276,314)	(2027.9)

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-	9,484,345	(43,373)	9,527,718	(100.00)

Equity in income of Mortgage Funds	-	-	-	-	-	1,154,158	(1,154,158)	(100.00)

Minority common interest in Operating Partnerships	-	-	-	-	(976,100)	(244,025)	(732,075)	300.00

Income from discontinued operations	-	-	-	-	-	24,144,024	(24,144,024)	(100.00)

Net income (loss)	(3,033,304)	(3,126,769)	93,465	(2.99)	465,933	18,893,467	(18,427,534)	(97.53)

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005.

(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2006 in comparison to the similar period of 2005. The increase is attributable to positive occupancy and rental revenue momentum in the Baltimore, Mid Atlantic and Southeastern rental markets, continued improvement in market conditions in the Southwest and benefits realized from ongoing successful property rehabilitation projects at various properties in the Same Property Portfolio, specifically the Seasons of Laurel and Hannibal Grove Apartments. The success of the renovation projects benefits the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels. Additionally, benefits are also being realized from reductions in rent losses suffered as units remain vacant while undergoing renovation. Management continues to assess the success of the rehabilitation projects, which include the updating of apartment units at select properties with new kitchens, bathrooms or in-unit laundry equipment. Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stable occupancy levels which have met or exceeded, at most properties, managements budgeted expectations. Management continues to believe that the recent trend of rising interest rates will dilute the popularity of home purchases and anticipates this effect will continue to stabilize occupancy rates, which we believe continues to be reflective of the positive occupancy trends and rental revenue levels in the six-month period ended June 30, 2006.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased slightly for the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005. Interest and utility reimbursements were consistent period over period while other miscellaneous revenues increased, mainly due to increases in damage, relet and late fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended June 30, 2006 as compared to the same period of 2005. Increases in payroll and related benefits, due to increased levels of office staff and maintenance coverage at the properties, property insurance, and utilities, including gas, electricity and water and sewer were the main contributors to the increases. The Seasons of Laurel property contributed significantly to the Company’s utility expense, as the related charges at the property are paid by the Company and are not currently billed directly to individual tenants for their respective apartment unit. The Company continues to evaluate the possibility of passing the unit utility costs to its tenants and will implement the necessary changes in the systems to allow for direct billing by apartment unit. The majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property. As anticipated, the Company renewed its insurance coverage effective July 1, 2006 at increased levels from the expiring coverage mainly due to substantial increases in property insurance premiums. Property insurance expense on our existing portfolio is expected to increase by approximately $500,000 per year over 2005 rates.

Maintenance

Maintenance expense increased in the six-month period ended June 30, 2006 as compared to the same period of 2005 and is due mainly to repair expenses not otherwise covered by insurance as well as other normal maintenance activities including cleaning and interior painting. Snow removal was lower than the comparable period due to the mild winter plowing season while other recurring maintenance costs were consistent with the same period of 2005. It is management’s belief that the proactive maintenance of multifamily apartment communities within its portfolio is an effective program that contributes to preserving, and in some cases increasing, its occupancy levels. Additionally, the maintenance program also facilitates the minimization of vacancy and rental concessions required to operate the properties at desired occupancy levels.

Real Estate Taxes

Real estate taxes increased for the six-month period ended June 30, 2006 from the comparable period of 2005. The increase is due to the continual escalation of assessed property valuations for assets in the Same Property Portfolio. The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased for the comparable six-month periods ended June 30, 2006 and 2005. The slight overall decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including savings in equipment rentals and legal fees related to tenant issues including those related to rent collection.

Management Fees

Management fees of the Same Property Portfolio increased in the six-month period ended June 30, 2006 compared to the same period of 2005 based on increased revenues of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the six months ended June 30, 2006 as compared to the same period of the prior year. The increased expense is related to the additions to the basis to fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Brompton, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the six months ended June 30, 2006 increased over the comparable period of 2005. The increase is attributable to the refinancing of a property mortgage at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other existing properties. Additionally, the mortgage debt on the Yorktowne and Bear Creek properties were obtained after the closing on the properties and the related interest on the debt was less in the comparable period of 2005.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the six months ended June 30, 2006 as compared to the same six-month period of 2005. The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period, of which did not extend into the six month period ended June 30, 2006. Additionally, there was only one acquisition late in the six months ended June 30, 2006 and amortization of the related intangible assets, including acquired-in-place leases, did not commence in the period.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of June 30, 2006, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$389,333,379	5.21%

Debt Maturity Summary

Year	Balance	% of Total

2006	$968,822.25%
2007	4,630,765	1.19%
2008	5,572,477	1.43%
2009	87,114,356	22.38%
2010	5,053,594	1.30%
Thereafter	285,993,365	73.45%
Total	$389,333,379	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of June 30, 2006 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

The Board has established investment guidelines under which management may not incur indebtedness such that at the time we incur the indebtedness our ratio of debt to total assets exceeds 75%. This measure is calculated based on the fair value of the assets determined by management as described above.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP. The net book value of our real estate assets was $388,935,545 at June 30, 2006 and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation. The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of June 30, 2006.

Debt-to-Fair Value of Real Estate Assets as of

June 30, 2006

Net book value of multifamily apartment communities	$388,935,545
Accumulated depreciation	140,111,164
Historical cost	529,046,709
Increase in fair value over historical cost	90,333,791
Fair Value – estimated	$619,380,500

Mortgage Debt	$389,333,379

Debt-to-Fair Value	62.86%

The debt-to-fair value of real estate assets does not include any outstanding borrowings under the revolving credit facility, which were $0 at June 30, 2006 and December 31, 2005. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%. If the Company were to be in violation of this covenant, we would be unable to draw advances from our line which could have a material impact on our ability to meet our short-term liquidity requirements. Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects which could have a negative impact on our results of operations and cash flows. As of June 30, 2006, the Company is in compliance with the covenants of the revolving credit facility.

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

The following table presents a reconciliation of net income (loss) to FFO for the three and six months ended June 30, 2006 and 2005:

	Three months ended Six months ended June 30, June 30,

	2006	2005	2006	2005

Net income (loss)	$5,867,098	$20,681,896	$465,933	$18,893,467
Add
Depreciation of real property	5,184,836	4,765,361	10,323,094	8,102,886
Depreciation included in results of discontinued operations	-	196,193	-	389,520
Minority common interest in Operating Partnership	-	244,025	976,100	244,025
Minority interest in properties	175,824	138,978	1,215,341	-
Amortization of acquired in-place leases and tenant relationships	220,708	1,016,570	556,942	2,079,387
Equity in loss of Multifamily Venture	292,273	199	437,502	43,373
Funds from operations of Multifamily Venture	226,449	84,008	260,899	181,390

Less
Minority interest in properties	-	-	-	(62,936)
Minority interest in properties share of funds from operations	(258,811)	(455,878)	(474,888)	(565,472)
Equity in income of Multifamily Venture	(9,910,154)	-	(9,921,847)	-
Gain on disposition of real estate assets	-	(25,257,837)	-	(25,257,837)

Funds from Operations	$1,798,223	$1,413,515	$3,839,076	$4,047,803

During the three months and six months ended June 30, 2006 and 2005, changes in FFO were due mainly to normal operating fluctuations after adjusting for the effect of the sale of the Company’s interests in the Marina Mile property in 2006 and the sale of the Windward Lakes property in 2005. Fluctuations included increases in depreciation of real property due to acquisition of additional properties in the comparable periods as well as increases in real property related to significant rehabilitation projects ongoing at four of the Company’s properties. Additionally, increases in distributions paid were offset by a reduction in the amortization of intangible assets.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of June 30, 2006. There was no balance outstanding on the revolving credit facility as of June 30, 2006.

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed Rate Debt	$968,822	$4,630,765	$5,572,477	$87,114,356	$5,053,594	$285,993,365	$389,333,379
Average Interest Rate	5.19%	5.13%	5.16%	5.46%	5.09%	5.98%	5.21%

The level of market interest rate risk remained relatively consistent from December 31, 2005 to June 30, 2006.

As of June 30, 2006, none of the Company’s outstanding debt is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have an impact on interest expense as all of the outstanding mortgage debt is at fixed interest rates.

Item 4.	CONTROLS AND PROCEDURES

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) are effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

40

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
- None

Item 1A.	RISK FACTORS

- Please read the risk factors disclosed in our Annual Report on Form 10K for the fiscal year ended

December 31, 2005 filed with the Securities and Exchange Commission on March 29, 2006. As of

June 30, 2006 there have been no material changes to the risk factors as presented therein. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect out financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
August 14, 2006	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

August 14, 2006	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer