Form 10-Q
period 2006-09-30
BERKSHIRE INCOME REALTY INC
filed 2006-11-15
CIK 1178862

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_____________________

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

Large Accelerated Filer[	]	Accelerated Filer[	]	Non-accelerated Filer[ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ X ]	No [	]

There were 1,406,196 shares of Class B common stock outstanding as of November 14, 2006.

Part I.	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $143,055,349 and $126,910,939 respectively	$400,984,895	$384,046,110
Cash and cash equivalents	45,225,209	22,134,658
Cash restricted for tenant security deposits	1,940,971	1,448,440
Replacement reserve escrow	613,521	1,570,379
Prepaid expenses and other assets	13,211,848	8,973,313
Investment in Mortgage Funds	-	-
Investment in Multifamily Venture and Limited Partnership Venture	7,794,953	3,397,825
Acquired in place leases and tenant relationships, net of accumulated amortization of $5,870,263 and $5,047,287 respectively	471,201	917,064
Deferred expenses, net of accumulated amortization of $598,034 and $645,268 respectively	3,148,916	3,174,103
Total assets	$473,391,514	$425,661,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$434,839,200	$370,521,700
Due to affiliates	1,656,139	1,379,602
Dividend and distributions payable	9,837,607	1,837,607
Accrued expenses and other liabilities	12,143,037	10,050,160
Tenant security deposits	2,175,478	1,945,989
Total liabilities	460,651,461	385,735,058

Commitments and contingencies	-	-

Minority interest in properties	81,495	7,003,446

Minority common interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	-	-
Accumulated deficit	(57,566,334)	(37,301,504)
Accumulated other comprehensive income (loss)	-	-

Total stockholders’ equity	12,658,558	32,923,388

Total liabilities and stockholders’ equity	$473,391,514	$425,661,892

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended Nine months ended September 30, September 30,
	2006	2005	2006	2005
Revenue:
Rental	$18,243,989	$16,092,704	$52,707,449	$43,805,061
Interest	241,329	149,696	683,853	322,312
Utility reimbursement	275,095	198,567	835,928	610,164
Other	774,093	588,845	2,136,576	1,611,473
Total revenue	19,534,506	17,029,812	56,363,806	46,349,010

Expenses:
Operating	5,101,726	4,152,522	14,886,647	11,430,616
Maintenance	1,705,081	1,342,494	4,323,984	3,460,326
Real estate taxes	2,113,330	1,883,867	6,138,767	5,101,785
General and administrative	846,771	995,412	2,074,312	2,987,930
Management fees	1,194,075	1,090,617	3,456,585	3,038,744
Depreciation	6,745,323	5,682,906	19,947,747	14,698,315
Interest	5,376,537	4,548,982	15,074,328	12,399,147
Loss on extinguishment of debt	1,540,851	80,017	1,822,615	80,017
Amortization of acquired in-place leases and tenant relationships	266,036	755,326	822,976	2,834,713
Total expenses	24,889,730	20,532,143	68,547,961	56,031,593

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(5,355,224)	(3,502,331)	(12,184,155)	(9,682,583)

Minority interest in properties	30,140	14,964	(1,183,238)	77,900

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	(356,188)	(23,943)	9,128,158	(67,316)

Equity in income of Mortgage Funds	-	1,973,191	-	3,127,348

Minority common interest in Operating Partnership	(9,761,000)	(244,025)	(10,737,100)	(488,050)

Net loss from continuing operations	(15,442,272)	(1,782,144)	(14,976,335)	(7,032,701)

Discontinued operations:
Income (loss) from discontinued operations	-	1,100	-	(1,112,713)
Gain (loss) on disposition of real estate assets	-	(42,732)	-	25,215,105
Income (loss) from discontinued operations	-	(41,632)	-	24,102,392

Net income (loss)	$(15,442,272)	$(1,823,776)	$(14,976,335)	$17,069,691

Preferred dividend	(1,675,198)	(1,675,199)	(5,025,595)	(5,025,598)

Net income (loss) available to common shareholders	$(17,117,470)	$(3,498,975)	$(20,001,930)	$12,044,093

Net loss from continuing operations available to common shareholders per common share, basic and diluted	$(12.17)	$(2.46)	$(14.22)	$(9.07)
Income (loss) from discontinued operations available per common share, basic and diluted	$-	$(.03)	$-	$18.13
Net income (loss) available to common shareholders, per common share, basic and diluted	$(12.17)	$(2.49)	$(14.22)	$9.06
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,329,675

Dividend declared per common share	$0.17	$-	$0.17	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended Nine months ended September 30, September 30,

	2006	2005	2006	2005
Comprehensive income (loss):

Net comprehensive income (loss)	$(15,442,272)	$(1,823,776)	$(14,976,335)	$17,069,691

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

						Other	Total
					Accumulated	Comprehensive	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Income	Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2005	2,978,110	$70,210,830	1,406,196	$14,062	$(37,301,504)	$-	$32,923,388

Net loss	-	-	-	-	(14,976,335)	-	(14,976,335)

Distributions to common shareholders	-	-	-	-	(262,900)	-	(262,900)

Distributions to preferred shareholders	-	-	-	-	(5,025,595)	-	(5,025,595)

Balance at September 30, 2006	2,978,110	$70,210,830	1,406,196	$14,062	$(57,566,334)	$-	$12,658,558

The accompanying notes are an integral part of these financial statements.

7

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(14,976,335)	$17,069,691
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	352,541	273,995
Amortization of acquired in-place leases and tenant relationships	822,976	2,834,713
Depreciation	19,947,747	15,158,840
Loss on extinguishment of debt	324,944	286,786
Minority interest in properties	1,183,238	(77,900)
Accretion of Mortgage Funds	-	(1,315,453)
Equity in (income) loss of Multifamily Venture and Limited Partnership Venture	(9,128,158)	67,316
Minority common interest in Operating Partnership	10,737,100	488,050
Interest earned on 1031 deposits	(82,597)	-
Gain on disposition of real estate assets	-	(25,257,837)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(358,457)	213,786
Prepaid expenses and other assets	(1,040,713)	(1,383,985)
Due to/from affiliates	276,537	660,183
Accrued expenses and other liabilities	1,574,121	1,350,467
Net cash provided by operating activities	9,632,944	10,368,652

Cash flows from investing activities:
Capital improvements	(13,342,813)	(14,752,281)
Acquisition of multifamily apartment communities	(3,421,098)	(45,481,653)
Acquisition of real estate limited partnership interests	-	(39,614,714)
Earnest money deposits on future acquisitions	-	(550,000)
Distributions from investments in Mortgage Funds	-	2,899,161
Deposits to replacement reserve	(47,347)	(287,121)
Withdrawals from replacement reserve	1,019,053	1,070,063
Investment in Multifamily Venture and Limited Partnership Venture	(7,034,821)	(38,958)
Distributions from Multifamily Venture and Limited Partnership Venture	692,032	277,083
Acquisition of in-place leases and tenant relationships	-	(1,015,016)
Net cash used in investing activities	(22,134,994)	(97,493,436)

Cash flows from financing activities:
Borrowings from mortgage notes payable	126,094,000	88,275,000
Principal payments on mortgage notes payable	(1,516,329)	(1,415,046)
Borrowings from revolving credit facility – affiliate	7,000,000	16,000,000
Principal payments on revolving credit facility – affiliate	(7,000,000)	(16,000,000)
Good faith deposits on mortgage notes payable	(3,000,000)	1,226,825
Repayment of mortgages	(69,218,989)	(3,269,967)
Issuance of common stock	-	290,004
Deferred financing costs	(635,298)	(1,004,659)
Distributions to minority interest in properties	(8,105,188)	(621,556)
Distributions on common operating partnership units	(3,000,000)	(750,000)
Distributions to preferred shareholders	(5,025,595)	(5,025,598)
Distribution paid to tax authority on behalf of partners	-	(110,500)
Contributions from holder of minority interest in properties	-	705,584
Net cash provided by financing activities	35,592,601	78,300,087

Net increase (decrease) in cash and cash equivalents	23,090,551	(8,824,697)
Cash and cash equivalents at beginning of period	22,134,658	31,913,045
Cash and cash equivalents at end of period	$45,225,209	$23,088,348

Supplemental disclosure:

Cash paid for interest	$15,408,647	$13,493,466
Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$212,495	$128,675
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units and shares	9,000,000	-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the nine months ended September 30,
	2006	2005

Acquisition of real estate limited partnership interests:

Assets purchased:
Cash restricted for tenant security deposits	$-	$(137,722)
Prepaid expenses and other assets	-	(122,216)
Acquired in place leases and tenant relationships	-	(732,219)
Multifamily apartment communities	-	(38,948,802)
Liabilities assumed:
Accounts payable and accrued expenses	-	188,523
Tenant security deposits	-	137,722

Net cash used for acquisition of real estate limited partnership interests	$-	$(39,614,714)

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(23,557,762)	$(66,932,529)
Acquired in-place leases and tenant relationships	(377,113)	-
Mortgage payable	8,958,818	-
Accrued expenses	532,797	-
Tenant security deposit liability	95,417	-
Prepaid expenses	(197,822)	-
Deferred expenses	(17,000)	-
Escrows	(14,847)	-
Use of cash held in escrow from Section 1031 tax exchange	11,073,818	21,450,876
Use of interest earned on cash held in escrow from Section 1031 tax exchange	82,596	-
Net cash used for acquisition of Multifamily apartment communities	$(3,421,098)	$(45,481,653)

Sale of real estate interests:

Gross selling price	$19,108,704	$34,725,000
Payoff of mortgage note payable	(7,900,784)	(13,136,623)
Cost of sale	(134,102)	(137,501)
Cash held in escrow for 1031 exchange	(11,073,818)	(21,450,876)
Cash flows from sale of real estate assets	$-	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was organized on July 19, 2002. The Company is engaged primarily in the business of acquiring, owning, operating, and rehabilitating multifamily apartment communities. As of September 30, 2006, the Company owned, or had an interest in, 25 multifamily apartment communities consisting of a total of 7,525 apartment units.

Discussion of acquisitions for the nine months ended September 30, 2006

The Company acquired two properties in the nine month period ended September 30, 2006. The Company has deemed the acquisition individually insignificant based on their purchase price. The total aggregated purchase price of the properties was $23,441,700. Specific details of the acquisition are presented as follows:

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

On August 30, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Briarwood Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Briarwood Village Apartments, a 342 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The purchase price of $13,816,700 was paid by the assumption of the existing mortgage debt on the property at the time of closing, cash from the buyer, and cash from the remaining balance of an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

Discussion of dispositions for the nine months ended September 30, 2006

On April 18, 2006, the Operating Partnership completed the sale of 100% of its interest in the Berkshires at Marina Mile property in Fort Lauderdale, Florida. The Company’s share of the proceeds were deposited in an escrow account with a qualified 1031 exchange intermediary. The operating results of the Company’s interest in Marina Mile, which was accounted for using the equity method of accounting, have not been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were not previously reported as part of continuing operations.

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

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. FAS 154 addresses the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principles be included in the net income of the period of the change of the cumulative effect of changing to the new accounting principles. The FASB believes that FAS 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. FAS 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. FAS 154 became effective and was adopted by the Company as required effective January 1, 2006. The adoption of FAS 154 did not have a material impact on the financial position or operating results of the Company.

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company will adopt FIN 48 as of January 1, 2007. The Company is currently assessing the impact of FIN 48 but believes, based on its election to be treated as a real estate investment trust under Section 856 of the Internal Revenue Code of 1986, as amended, that FIN 48 will not have a material impact on the financial position or operating results of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effect of prior year uncorrected misstatements should be evaluated when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantified error that is material in light of the relevant quantitative and qualitative factors. In the case when the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the year ending December 31, 2006. The adoption of SAB 108 by the Company is not expected to have a material impact on the financial position or operating results of the Company.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 may have on the financial position, operating results and related disclosures of the Company.

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

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30,	December 31,
	2006	2005

Land	$54,377,200	$51,448,117
Buildings, improvements and personal property	489,663,044	459,508,932

Multifamily apartment communities	544,040,244	510,957,049
Accumulated depreciation	(143,055,349)	(126,910,939)

Multifamily apartment communities, net	$400,984,895	$384,046,110

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

The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2006 acquisitions as of the acquisition date, which is included on the Company’s September 30, 2006 consolidated balance sheet:

	Multifamily	Acquired		Total
	Apartment	In-Place	Tenant	Recorded at
Property	Communities	Leases	Relationships	Acquisition Date

Chisholm Place	$9,602,273	$113,668	$38,742	$9,754,683
Briarwood	13,955,489	152,992	71,711	14,180,192
Total	$23,557,762	$266,660	$110,453	$23,934,875

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

The results of operations for the Windward Lakes property have been restated and are presented as results from discontinued operations in the statement of operations for the three and nine months ended September 30, 2006 and 2005, respectively, pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three and nine months ended September 30, 2006 and 2005 are presented in the following table. The balances for the three and nine months September 30, 2006 are zero as Windward Lakes was sold on June 22, 2005.

	Three months ended Nine months ended September 30, September 30,

	2006	2005	2006	2005
Revenue:

Rental	$-	$1,069	$-	$1,423,759
Interest	-	-	-	1,707
Utility reimbursement	-	(130)	-	24,146
Other	-	6,285	-	139,978
Total revenue	-	7,224	-	1,589,590

Expenses:
Operating	-	(12,628)	-	341,449
Maintenance	-	162	-	96,965
Real estate taxes	-	-	-	213,374
General and administrative	-	208	-	38,061
Management fees	-	18,382	-	81,754
Depreciation	-	-	-	460,525
Loss on early extinguishment of debt	-	-	-	1,121,055
Interest	-	-	-	349,120
Total expenses	-	6,124	-	2,702,303

Loss from discontinued operations	$-	$1,100	$-	$(1,112,713)

3.	INVESTMENT IN MORTGAGE FUNDS

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

The summarized balance sheets of the Company’s investment in GIT II as of September 30, 2006 and December 31, 2005 have not been presented because the Mortgage Funds were liquidated.

The summarized statements of operations of each individually significant investment in the Mortgage Funds for the three and nine months ended September 30, 2006 and 2005 are presented in the following table. The balances for the three and nine months September 30, 2006 are zero as the final Mortgage Fund was liquidated on November 14, 2005.

	Three months ended Nine months ended September 30, September 30,

	2006	2005	2006	2005

Revenue	$-	$4,843,800	$-	$7,586,191

Expenses	-	622,263	-	1,297,074

Net income	$-	$4,221,537	$-	$6,289,117

Company’s share of net income	$-	$1,216,226	$-	$1,811,895

Amortization of basis differential	-	756,965	-	1,315,453

Equity in income of Mortgage Funds	$-	$1,973,191	$-	$3,127,348

4.	INVESTMENT IN MULTIFAMILY VENTURE

Effective May 1, 2004, the Company consummated the Limited Liability Company Agreement of JV Marina Mile (“Multifamily Venture”) with a partner, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the ownership of The Berkshires at Marina Mile Apartments (“Marina Mile”). Under the terms of the Multifamily Venture agreement governing the entity, the partner contributed, in cash, 65% of the total venture equity in exchange for a 65% interest in the Multifamily Venture. The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the Multifamily Venture and a cash distribution of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties are entitled to proportional distributions of available cash up to the effective 10% Preferred Return. After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to additional distributions equal to approximately 30% of the distributions otherwise payable to the venture partner. The Operating Partnership is the managing member of the Multifamily Venture. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R as the Multifamily Venture partner retains a majority control over the Multifamily Venture through the decision-making authority granted in the Limited Liability Company Agreement consistent with its economic interests; therefore, the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment.

On April 18, 2006, Marina Mile was sold to an unrelated party. According to the provisions of the Limited Liability Company Agreement, the Company’s overall ownership interest in the proceeds from the sale of Marina Mile increased from 35.00% to 45.52% and pursuant to additional agreements executed in relation to the sale, this increase was effective as of February 1, 2006. The Company evaluated the change in the ownership interests in the Multifamily Venture and has determined that the increased ownership interests do not materially change the economic interests of the Multifamily Venture partners and would not result in the Company controlling the Multifamily Venture as promulgated in EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

Pursuant to the Operating Partnership’s completion of the sale of 100% of the interest in the Marina Mile property, the net proceeds from the sale in the amount of $11,073,818 were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. As of September 30, 2006, the Company has reinvested the total proceeds from the sale of interests in Marina Mile of $11,073,818 in the acquisition of Chisholm Place Apartments and Briarwood Village Apartments, which were completed on June 28, 2006 and August 30, 2006, respectively. The Company believes the acquisition of Chisholm Place and Briarwood Village fulfill the purchase requirement under the 1031 exchange.

The summarized balance sheets of the Multifamily Venture are as follows:

	September 30,	December 31,
	2006	2005
ASSETS
Multifamily apartment communities, net	$-	$22,518,235
Cash and cash equivalents	319,494	632,902
Other assets	60,959	495,575
Total assets	$380,453	$23,646,712

LIABILITIES AND OWNERS’ EQUITY
Mortgage note payable	$-	$17,400,000
Other liabilities	40,592	346,030
Owners’ equity	339,861	5,900,682
Total liabilities and owners’ equity	$380,453	$23,646,712

Company’s share of equity (1)(2)	$154,705	$1,887,134

(1)

– At September 30, 2006 and December 31, 2005, amount represented the Company’s carrying values of its share of equity in the Multifamily Venture. At September 30, 2006 the Company’s carrying value of its share of equity in the Multifamily Venture was equal to its ownership interest if computed using the Company’s 45.52% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above, as of September 30, 2006. Balances remain on the records of the Multifamily Venture as the entity has not yet made final distributions of the remaining net assets, which is expected to take place by December 31, 2006.

(2)

At December 31, 2005 the Company’s carrying value of its share of equity in the Multifamily Venture was different than its ownership interest if computed using the Company’s 35.00% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above, as of December 31, 2005. The difference relates mainly to the Company’s share of the gain on the initial transfer of Marina Mile to the Multifamily Venture, or $117,718, the effect of preferential distributions paid to the Company under the terms of the Multifamily Venture, which as of December 31, 2005 totaled $52,448, and other differences of $7,939.

The summarized statement of operations of the Multifamily Venture for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended Nine months ended September 30, September 30,
	2006	2005	2006	2005

Revenue	$46,915	$915,453	$1,143,145	$2,709,693

Expenses	4,059	983,863	1,527,488	2,902,024

Operating income (loss)	42,856	(68,410)	(384,343)	(192,331)

Gain (loss) on sale of real estate assets	(26,396)	-	19,806,859	-

Net income (loss)	$16,460	$(68,410)	$19,422,516	$(192,331)

Equity in income (loss) of Multifamily Venture	$7,492	$(23,943)	$8,841,129	$(67,316)

Adjustment of carrying value	-	-	1,088,210	-

Adjusted equity in income (loss) of Multifamily Venture (1)	$7,492	$(23,943)	$9,929,339	$(67,316)

(1)

– At of September 30, 2006, this amount represented the Company’s share of the net income of the Multifamily Venture if computed using the Company’s 35.00% ownership percentage for the month of January 2006 and the 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property, for all other operating activity as well as the gain on the sale of real estate assets as presented in the table above. Additionally, the adjustment of the Company’s equity method carrying value in the Multifamily Venture results from the sale of the real estate assets in the venture. The adjustment reflects the difference between the Company’s historical carrying value of the investment and the net proceeds realized from the sale of assets. The remaining carrying value reflected on the balance sheet represents the Company’s share of the remaining net assets held by the venture which is currently expected to be distributed by the end of 2006. As of September 30, 2005, this amount represented the Company’s share of the net loss of Multifamily Venture if computed using the Company’s 35.00% ownership percentage as presented in the table above.

5.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”). Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Company’s final commitment under the subscription agreement with BVF totals $23,400,000. BVF’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months, at which time such restriction will lapse, and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with Section 1031 tax deferred exchanges under the Internal Revenue Code of 1986, as amended (“1031 Exchanges”), without limit.

The managing partner of BVF is an affiliate of the Company. The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of BVF as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears. The lag period is allowed under the provisions of

Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines. As of September 30, 2006 and December 31, 2005, the Company has accounted for its share of the equity in BVF operating activity through June 30, 2006 and September 30, 2005, respectively.

In December 2005, the Company received notice of the initial capital call by BVF, an affiliate of the Company. The capital call represented 6.6%, or $1,540,165, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on December 21, 2005.

On March 9, 2006, the Company received notice of the second capital call by BVF, an affiliate of the Company. The capital call represented 12%, or $2,800,299, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on March 20, 2006 and brought the total direct investment by the Company to $4,340,464 or 18.5% of the total committed capital amount of $23,400,000.

On June 20, 2006, the Company received notice of the third capital call by BVF. The capital call represents 6.9%, or $1,610,172, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on June 26, 2006 and brings the total direct investment by the Company to $5,950,636 or approximately 25.4% of the total committed capital amount of $23,400,000.

On August 29, 2006, the Company received notice of the fourth capital call by BVF. The capital call represents 10.8%, or $2,520,269, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on September 12, 2006 and brings the total direct investment by the Company to $8,470,905 or approximately 36.2% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	June 30, 2006	September 30, 2005

Multifamily apartment communities, net	$334,127,978	$-
Cash and cash equivalents	25,904,857	-
Other assets	15,267,731	-
Total assets	$375,300,566	$-

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$210,770,000	$-
Revolving credit facility	70,500,000	-
Other liabilities	13,937,436	718,346
Minority interest	15,591,611	-
Partners’ capital	64,501,519	(718,346)
Total liabilities and partners’ capital	$375,300,566	$-

Company’s share of partners’ capital	$4,515,588	$(50,284)
Basis differential (1)	3,124,660	1,560,975
Carrying value of the Company’s investment in Multifamily Limited Partnership	$7,640,248	$1,510,691

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above. At June 30, 2006, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $2,520,269, to BVF during the third quarter of 2006. Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call. At September 30, 2005, the differential related to the contribution of capital made by the Operating Partnership, in the amount of $1,560,975, to BVF during the fourth quarter of 2005.

The summarized statement of operations of BVF for the three and nine months ended June 30, 2006 and 2005 is as follows:

	Three months ended Nine months ended June 30, June 30,

	2006	2005	2006	2005

Revenue	$10,290,617	$-	$18,880,143	$-

Expenses	(16,515,969)	-	(31,354,852)	-

Minority interest	1,025,576	-	1,025,576	-

Net loss attributable to investment	$(5,199,776)	$-	$(11,449,133)	$-

Equity in loss of Multifamily Limited Partnership	$(363,680)	$-	$(801,181)	$-

6.	MORTGAGE NOTES PAYABLE

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

On August 1, 2006, the Company, through its wholly owned subsidiary, BIR Chisholm Limited Partnership, executed a non-recourse mortgage note payable on the Chisholm Place Apartments for $6,953,000 which is collateralized by the related property. The interest rate on the note is fixed at 6.25% for a term of 10 years. The note requires interest only payments for 60 months and matures on August 1, 2006, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On August 30, 2006, the Company, through its wholly owned subsidiary, BIR Briarwood Limited Partnership, in connection with the acquisition of Briarwood Village Apartments, assumed a non-recourse mortgage note payable with a then outstanding balance of $8,811,733, which is collateralized by the related property. The interest rate on the note is fixed at 6.94% for a term of 19 months. The note requires monthly payments of principal and interest of $64,805 and matures on April 1, 2008, at which time the remaining principal and accrued interest is due. In accordance with FAS 141, “Business Combinations”, the Company recorded the mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates. The fair market value of the debt assumed on Briarwood is $8,958,818.

On September 29, 2006, the Company, through its wholly owned subsidiary, Season of Laurel II, L.L.C., executed $99,200,000 of fixed rate non-recourse mortgage debt on the Season Apartments, which is collateralized by the related property. The interest rate on the note is fixed at 6.10% for a term of 15 years. The note requires interest only payments for 120 months and matures on October 1, 2021, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice. The new mortgage debt was a refinancing of then outstanding debt of $69,218,989. The Company incurred a prepayment penalty of $1,215,911 in connection with the pay–off of the re-financed debt.

The combined aggregate principal maturities of mortgage notes payable at September 30, 2006 are as follows:

2006	$329,310
2007	3,570,727
2008	13,219,272
2009	20,519,931
2010	5,053,594
Thereafter	392,146,366
$434,839,200

7.	REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through negotiations and were approved by the Audit Committee of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission and the American Stock Exchange.

During the nine months ended September 30, 2006 and 2005, the Company borrowed $7,000,000 and $16,000,000, respectively, related to the acquisition activities of the Company. During the nine months ended September 30, 2006 and 2005 the Company repaid advances of $7,000,000 and $16,000,000, respectively. There were no borrowings outstanding as of September 30, 2006 and December 31, 2005. The Company incurred interest and fees of $3,860 and $160,000 related to the facility during the nine months ended September 30, 2006 and 2005, respectively.

On October 30, 2006, the Company exercised its contractual option to extend the maturity date on the revolving credit facility available from the affiliate. The Company sent notice to the affiliate of its intent, pursuant to the credit agreement, to extend the maturity date of the revolving credit facility by six months, until June 30, 2007.

8.	STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares of the Company which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year, to shareholders of record in the amount of $0.5625 per share per quarter. For the nine months ended September 30, 2006 and 2005, the Company’s aggregate dividends totaled $5,025,595 and $5,025,598, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2006.

On November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute two quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

On August 10, 2006, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on August 15, 2006 and November 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company's Class B common stock payable concurrently with the Operating Partnership distributions.

Also on August 10, 2006, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $8,000,000 in the aggregate from its operating cash flows to common general and common limited partners, payable on November 15, 2006. On the same day, the Board also declared a common dividend of $0.135970 per share on the Company's Class B common stock payable concurrently with the Operating Partnership distribution.

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

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on Berkshires on Brompton for $6,400,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property. As of September 30, 2006 the rehabilitation project continues to move forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

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

Minority Common Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership for the nine months ended September 30:

	2006	2005

Net income (loss)	$(14,976,335)	$17,069,691
Add:
Minority common interest in Operating Partnership	10,737,100	488,050
Net income before minority interest in Operating Partnership	(4,239,235)	17,557,741
Preferred dividend	(5,025,595)	(5,025,598)
Income (loss) available to common equity	(9,264,830)	12,532,143
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$(9,043,401)	$12,232,625

In the nine months ended September 30, 2006, the Operating Partnership incurred a net loss and therefore no allocation was made to the minority common interest in Operating Partnership at September 30, 2006, except to the extent distributions were paid or accrued. In the quarter ended September 30, 2005, the Operating Partnership incurred net income. The net income was not sufficient to create positive basis in the Operating Partnership and therefore no allocation was made to the minority common interest in Operating Partnership at September 30, 2005, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2005	$(38,362,419)	$895,473	$(37,466,946)

Minority common interest in Operating Partnership	(9,043,401)	(221,429)	(9,264,830)

Distributions to common interest in Operating Partnership	(10,737,100)	(262,900)	(11,000,000)
Balance at September 30, 2006 (1)	$(58,142,920)	$411,144	$(57,731,776)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of September 30, 2006 and December 31, 2005, respectively, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.	RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended Nine months ended September 30, September 30,

	2006	2005	2006	2005

Property management fees	$775,715	$700,015	$2,201,497	$1,893,547
Expense reimbursements	78,974	54,878	237,110	163,796
Salary reimbursements	2,104,843	1,795,638	6,131,553	5,037,007
Asset management fees	418,360	408,983	1,255,088	1,226,950
Construction management fees	248,251	308,201	644,007	638,061
Acquisition fees	138,167	343,440	234,417	1,060,940
Interest on revolving credit facility	-	120,618	3,860	280,618

Total	$3,764,310	$3,731,773	$10,707,532	$10,300,919

Expense reimbursements due to affiliates of $2,154,065 and $2,044,060 are included in Due to affiliates at September 30, 2006 and December 31, 2005, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $497,926 and $664,458 are included in Due to affiliates at September 30, 2006 and December 31, 2005, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,656,139 and $1,379,602 at September 30, 2006 and December 31, 2005, respectively, represent intercompany development fees and shared services.

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

The Company pays acquisition fees to Berkshire Advisor, an affiliate of the Company, for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. During the three and nine months ended September 30, 2006 and 2005, the Company incurred fees on the following acquisitions:

	Three months ended Nine months ended September 30, September 30,

	2006	2005	2006	2005

Briarwood Village	$138,167	$-	$138,167	$-
Chisholm Place	-	-	96,250	-
Riverbirch	-	82,000	-	82,000
Westchester West	-	-	-	392,500
Berkshires on Brompton	-	-	-	144,000
Berkshires at Westchase	-	-	-	99,000
Total	$138,167	$82,000	$234,417	$717,500

During the nine months ended September 30, 2006 and 2005, the Company borrowed $7,000,000 and $16,000,000, respectively, on the revolving credit facility available from an affiliate. During the nine months ended September 30, 2006 and 2005 the Company repaid advances of $7,000,000 and $16,000,000, respectively. There were no borrowings outstanding as of September 30, 2006 and December 31, 2005. The Company incurred interest and fees of $3,860 and $280,618, related to the facility during the nine months ended September 30, 2006 and 2005, respectively.

In addition to the fees listed above, the Multifamily Venture paid Berkshire Advisor a property management fee of $0 and $33,894 for the three months ended September 30, 2006 and 2005, respectively, and $42,864 and $100,944 for the nine months ended September 30, 2006 and 2005, respectively, relating to its management of the Berkshires at Marina Mile property. The Multifamily Venture also paid Berkshire Advisor a construction management fee of $0 and $300 for the three months ended September 30, 2006 and 2005, respectively, and $0 and $1,967 for the nine months ended September 30, 2006 and 2005, respectively, relating to the management of rehabilitation project at the Berkshires at Marina Mile property prior to the sale of the property on April 18, 2006.

The Company had an investment in the Mortgage Fund, GIT II, which was an affiliate of the Company, which it did not control. The investment was liquidated as of November 14, 2005. The investment, which was recorded using the equity method of accounting during the holding period, was included in the Consolidated Balance Sheet, and the related equity in income of the GIT II was included as a component of net income in the Consolidated Statements of Operations for the nine months ended September 30, 2005.

On March 9, 2006, the Company received notice of the second capital call by BVF, an affiliate of the Company. The capital call represented 12%, or $2,800,299, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on March 20, 2006 and brought the total direct investment by the Company to $4,340,464 or 18.5% of the total committed capital amount of $23,400,000.

On June 20, 2006, the Company received notice of the third capital call by BVF, an affiliate of the Company. The capital call represents 6.9%, or $1,610,172, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on June 26, 2006 and brings the total direct investment by the Company to $5,950,636 or 25.4% of the total committed capital amount of $23,400,000. The Company does not anticipate receiving distributions from this investment before 2008.

On August 29, 2006, the Company received notice of the fourth capital call by BVF. The capital call represents 10.8%, or $2,520,269, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on September 12, 2006 and brings the total direct investment by the Company to $8,470,905 or approximately 36.2% of the total committed capital amount of $23,400,000.

On August 10, 2006, the Board authorized a development fee to be charged by an affiliate of the Company on a proposed development project to be constructed on a parcel of vacant land owned by the Company. The vacant parcel is contiguous with an existing multifamily property owned by the Company. The fee approved will be determined by the total development phases of the project. The Company incurred related fees of $0 for the three and nine months ended September 30, 2006.

12.	SUBSEQUENT EVENTS

On October 30, 2006, the Company exercised its contractual option to extend the maturity date on the revolving credit facility available from an affiliate. The Company sent notice to the affiliate of its intent, pursuant to the credit agreement, to extend the maturity date of the revolving credit facility by six months until June 30, 2007.

On November 8, 2006, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on February 15, 2007 and May 15, 2007. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

On November 7, 2006, the Company rate locked $35,000,000 of fixed rate mortgage debt on a pending acquisition of a 375-unit multifamily apartment community. The loan will be an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.80% and a term of 10 years of which interest only payments are due for the first 60 months of the loan. The loan is expected to close in the fourth quarter of 2006.

On November 8, 2006, the Company received notice of the fifth capital call by BVF. The capital call represents 15.9%, or $3,710,396, of the total $23,400,000 capital committed to BVF by the Company. The contribution is due to be paid to BVF by November 22, 2006 and will bring the total direct investment by the Company to $12,181,301 or approximately 52.1% of the total committed capital amount of $23,400,000.

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

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP (“BVF” or the “Fund”), availability of capital, the cost of rehabilitation projects, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those factors set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings. The risks listed herein are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of November 11, 2006, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine months ended September 30, 2006 included the following:

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

•

On April 18, 2006, the Company completed the sale of Marina Mile, a 306-unit multifamily apartment community located in Ft Lauderdale, Florida, to an unaffiliated buyer. The sale price of the property was $41,978,700 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company has structured the transaction to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company has reinvested its entire share of the proceeds from the sale of Marina Mile in the purchase of two qualified replacement properties, Chisholm Place and Briarwood Village Apartments.

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

•

On August 1, 2006, the Company, through its wholly owned subsidiary, BIR Chisholm Limited Partnership, executed a non-recourse mortgage note payable on the Chisholm Place Apartments for $6,953,000, which is collateralized by the related property. The interest rate on the note is fixed at 6.25% for a term of 10 years. The note requires interest only payments for 60 months and matures on August 1, 2016, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

•

On August 30, 2006, the Company, through a newly formed and wholly owned subsidiary, BIR Briarwood Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Briarwood Village Apartments, a 342 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The purchase price of $13,816,700 was paid by the assumption of the existing mortgage debt on the property at the time of closing, cash from the buyer, and cash from the remaining balance of an escrow account administered by a qualified intermediary institution in connection with the prior sale of Marina Mile. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

•

On August 30, 2006, the Company, through its wholly owned subsidiary, BIR Briarwood Limited Partnership, in connection with the acquisition of Briarwood Village Apartments, assumed a non-recourse mortgage note payable with an outstanding balance of $8,811,733, which is collateralized by the related property. The interest rate on the note is fixed at 6.94% for a term of 19 months. The note requires monthly payments of principal and interest of $64,805 and matures on April 1, 2008, at which time the remaining principal and accrued interest is due. In accordance with FAS 141, “Business Combinations”, the Company recorded the mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates. The fair market value of the debt assumed on Briarwood is $8,958,818.

•

On September 29, 2006, the Company, through its wholly owned subsidiary, Season of Laurel II, L.L.C., executed $99,200,000 of fixed rate non-recourse mortgage debt on the Season Apartments, which is collateralized by the related property. The interest rate on the note is fixed at 6.10% for a term of 15 years. The note requires interest only payments for 120 months and matures on October 1, 2021, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. The new mortgage debt was a refinancing of outstanding debt of $69,218,989. The Company incurred a prepayment penalty of $1,215,911 in connection with the pay–off of the re-financed debt.

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

Recent Accounting Pronouncements

On June 1, 2005, The Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which is a replacement of APB Opinion No. 20 and FASB Statement No. 3. FAS 154 address the accounting for voluntary changes in accounting principles and changes the requirements of the “accounting for” and “reporting of” a change in accounting principles. The Statement requires the retrospective application, to prior periods’ financial statements, of voluntary changes in accounting principles unless it is impracticable to do so. APB Opinion 20 previously required that most voluntary changes in accounting principle be included in the net income of the period of the change of the cumulative effect of changing to the new accounting principles. The FASB believes that FAS 154 improves financial reporting because its requirements enhance the consistency of financial information between accounting periods. FAS 154 is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating any changes in accounting principles and is not aware of any errors that would require correction as promulgated by Statement No. 154. FAS 154 became effective and was adopted by the Company as required effective January 1, 2006. The adoption of FAS 154 has not had a material impact on the financial position or operating results of the Company.

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company will adopt FIN 48 as of January 1, 2007. The Company is currently assessing the impact of FIN 48 but believes, based on its election to be treated as a real estate investment trust under Section 856 of the Internal Revenue Code of 1986, as amended, that FIN 48 will not have a material impact on the financial position or operating results of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effect of prior year uncorrected misstatements should be evaluated when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantified error that is material in light of the relevant quantitative and qualitative factors. In the case when the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the year ending December 31, 2006. The adoption of SAB 108 by the Company is not expected to have a material impact on the financial position or operating results of the Company.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 may have on the financial position, operating results and related disclosures of the Company.

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2006 and December 31, 2005, the Company had $45,225,209 and $22,134,658 of cash and cash equivalents, respectively.

	Three months ended Nine months ended September 30, September 30,

	2006	2005	2006	2005

Cash provided by operating activities	$4,712,093	$3,597,192	$9,632,944	10,368,652
Cash used in investing activities	(10,605,980)	(20,360,581)	(22,134,994)	(97,493,436)
Cash provided by financing activities	33,600,980	20,147,211	35,592,601	78,300,087

During the nine months ended September 30, 2006, cash increased by $23,090,551. The main component of the overall increase was $35,592,601 provided by the Company’s financing activities, which include proceeds from new mortgages on two properties in the amount of $10,778,000, proceeds from second mortgage loans of $16,116,000 on four properties financed as a group and the refinancing of the $69,218,989 of outstanding mortgage debt on the Seasons property debt with new debt of $99,200,000. The increases from the financings were offset by payments of principal on existing mortgage loans, distributions to common and preferred shareholders and distributions to minority owners in the properties. The increase in cash from financing activities was offset by $22,134,994 used in the investing activities of the Company. The activities relate mainly to the capital expenditures related to the rehabilitation of the Company’s properties and additional investment in BVF. The net cash provided by the financing and investing activities of the Company was augmented by an increase in cash of $9,632,944 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders, including the special distribution of $8,000,000 payable on November 15, 2006, and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties, debt repayment and investment in BVF (refer to footnote 5 – Investment in Multifamily Limited Partnership Venture in the financial statements).

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

The Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Arboretum Land, a parcel of vacant land adjacent to the Arboretum Place Apartments. Fixed interest rate mortgage financing was obtained on the Chisholm Place property on August 1, 2006, on the Briarwood Village property on August 30, 2006 and refinanced on the Seasons of Laurel property on September 29, 2006. The closing on the refinancing of the Season of Laurel existing debt provided the Company with additional liquidity during the quarter ended September 30, 2006.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. During 2006, the Company borrowed $7,000,000 from the credit facility for the potential acquisition of a property pursuant to a foreclosure auction. The Company was not the winning bidder and the funds were immediately repaid. There are no borrowings outstanding on the credit facility as of September 30, 2006. The Company currently expects that repayment of future advances from the credit facility, if any, will be funded by proceeds from conventional mortgages on newly acquired properties and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties. The credit facility was due to expire on December 31, 2006, but on October 30, 2006, the Company exercised a one-time six-month extension available to it pursuant to the revolving credit agreement. The extended credit facility is now due to expire on June 30, 2007.

The Company has completed the refinancing of the existing mortgage debt on its Seasons of Laurel property which was previously due in 2009 but is now due in 2021. The loan is interest only for 10 years with the entire principal balance currently classified as long-term debt and included in the total long-term obligations due “thereafter” in the schedule of aggregate principal maturities presented in Note 6 of the financial statements and Item 3 of Part I.

Capital Expenditures

The Company incurred $2,937,957 and $5,830,402 in recurring capital expenditures during the nine months ended September 30, 2006 and 2005, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $10,404,856 and $8,921,879 in renovation-related capital expenditures during the nine months ended September 30, 2006 and 2005, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. As of September 30, 2006, the project is 100% complete at a total cost of $8,085,600 or $23,400 less than the most current total cost estimate of $8,109,000.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property (“Hannibal”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations. In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a limited number of units, the interior renovation of all 252 units at Hannibal, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit. As of September 30, 2006, 128 units, or 51%, of 252 apartment units at Hannibal have been renovated at a cost of approximately $2,883,550. The Company currently anticipates spending, and has budgeted in 2006, approximately $2,467,000 for continued renovations at Hannibal and currently anticipates completing the project in the second quarter of 2007. Total costs committed to date are below originally estimates and are anticipated to remain under budget through the remainder of the project.

In May 2005, the Company authorized the interior renovation of 216 apartment units as well as significant renovation to the exterior siding and decks of its Yorktowne property. As of September 30, 2006, the exterior renovations were complete. The interior renovation includes the replacement and upgrade of the kitchens, bathrooms and doors of each unit. The total cost of the project is currently estimated at approximately $2,462,600. As of September 30, 2006, the interior unit renovation project is ongoing and is approximately 98% complete as 212 of the 216 units have been renovated, approximately $2,416,074 has been spent to date and the project is substantially on track to meet original cost estimates. The Company believes the renovations will yield significant growth in rental rates and must be undertaken in order to maintain its competitiveness in its sub-market. The Company currently anticipates completing the project by the end of 2006.

Also in May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362 unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,800,000. The Company has tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable. Based on the successful financial returns of the 100 unit test, the Company decided to move forward with the renovation of the remaining 262 units. The costs associated with the renovation of the remaining 262 units were approved as part of the 2006 capital budget, which included a per unit estimated cost of $7,300 or $1,912,600. As of September 30, 2006, 331 units, or 91%, including the 100 test units, have been renovated at a cost of $2,471,068.

Other properties are undergoing limited-scope renovation projects during 2006. The projects include exterior renovations of the Savannah at Citrus Park property. The renovations were approved as part of the decision to acquire the property in 2005 and are substantially complete as of September 30, 2006. Total costs are estimated at approximately $670,500 of which approximately $630,717 have been incurred to date. Additionally, exterior renovations of the Riverbirch property, also approved as part of the decision to acquire the property in 2005, were substantially complete as of September 30, 2006. Total costs are estimated at approximately $1,334,000 of which approximately $1,268,943 have been incurred to date.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns. The Company continues to assess the viability of developing additional apartment units on those parcels. A tentative decision to move forward with the development of one parcel, the Arboretum Land, which is contiguous with the Arboretum Place Apartments, has been made by the Company. Development plans are currently being assessed and permitting of the anticipated project is in process. Estimated cost of the project has not been determined as of September 30, 2006. No decision to proceed nor have any funds have been committed to the development of the other parcel of vacant land as of September 30, 2006.

The Company’s capital budgets for 2006 anticipates spending approximately $17,652,000 for ongoing rehabilitation and development of current portfolio properties during the year. As of September 30, 2006, the Company has not committed to any new significant rehabilitation projects.

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

On August 30, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Briarwood Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Briarwood Village Apartments, a 342 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The purchase price of $13,816,700 was paid by the assumption of the existing mortgage debt on the property at the time of closing, cash from the buyer, and cash from the remaining balance of an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding shares of the Company’s 9% Cumulative Redeemable Preferred Stock, which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.

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

On August 10, 2006, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each from its operating cash flows to common general and common limited partners, payable on August 15, 2006 and November 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company's Class B common stock payable concurrently with the Operating Partnership distributions.

Also on August 10, 2006, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $8,000,000 from its operating cash flows to common general and common limited partners, payable on November 15, 2006. On the same day, the Board also declared a common dividend of $0.135970 per share on the Company's Class B common stock payable concurrently with the Operating Partnership distribution.

Results of Operations and Financial Condition

During the nine months ended September 30, 2006, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service on or prior to January 1, 2005 and owned through September 30, 2006, increased as two properties were acquired during the period and the interests in another property were sold, which was accounted for under the equity method of accounting. (the “Total Property Portfolio”). As a result of changes in the Total Portfolio over the nine-month period ended September 30, 2006, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three and nine months ended September 30, 2006 and 2005 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations. For the three and nine months ended September 30, 2006 and 2005, the net income (loss) was $(15,442,272) and $(14,976,335) and $(1,823,776) and $17,069,691, respectively.

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005.

The table below reflects selected operating information for the Same Property Portfolio, which consists of the 18 properties acquired or placed in service on or prior to January 1, 2005 and owned through September 30, 2006, and the Total Property Portfolio, which consists of all properties acquired or placed in service on or prior to January 1, 2005 and owned through September 30, 2006. (The operating results for the nine month period ended September 30, 2005 for the Windward Lakes property have been removed from the presentation of “Net Operating income” as those results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Three months ended September 30,
	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rental	$13,781,371	$12,757,218	$1,024,153	8.03%
Interest utility reimbursement
and other	770,560	651,563	118,997	18.26
Total revenue	14,551,931	13,408,781	1,143,150	8.53

Operating expenses:
Operating	3,592,648	3,233,295	359,353	11.11
Maintenance	1,318,771	1,120,952	197,819	17.65
Real estate taxes	1,627,066	1,541,578	85,488	5.55
General and administrative	218,151	242,481	(24,330)	(10.03)
Management fees	581,901	549,766	32,135	5.85
Total operating expenses	7,338,537	6,688,072	650,465	9.73

Net operating income	7,213,394	6,720,709	492,685	7.33

Non-operating expenses:
Depreciation	4,584,450	4,352,843	231,607	5.32
Interest	4,058,153	3,634,913	423,240	11.64
Loss on extinguishment of debt	1,540,851	80,017	1,460,834	1825.65
Amortization of acquired in- place leases and tenant relationships	72,527	297,034	(224,507)	(75.58)
Total non – operating expenses	10,255,981	8,364,807	1,891,174	22.61

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(3,042,587)	(1,644,098)	(1,398,489)	85.06

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Equity in income of Mortgage Funds	-	-	-	-

Minority common interest in Operating Partnerships	-	-	-	-

Loss from discontinued operations	-	-	-	-

Net loss	(3,042,587)	(1,644,098)	(1,398,489)	85.06

	Total Property Portfolio
	Three months ended September 30,
	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,243,989	$16,092,704	$2,151,285	13.37%
Interest utility reimbursement
and other	1,290,517	937,108	353,409	37.71
Total revenue	19,534,506	17,029,812	2,504,694	14.71

Operating expenses:
Operating	5,101,726	4,152,522	949,204	22.86
Maintenance	1,705,081	1,342,494	362,587	27.01
Real estate taxes	2,113,330	1,883,867	229,463	12.18
General and administrative	846,771	995,412	(148,641)	(14.93)
Management fees	1,194,075	1,090,617	103,458	9.49
Total operating expenses	10,960,983	9,464,912	1,496,071	15.81

Net operating income	8,573,523	7,564,900	1,008,623	13.33

Non-operating expenses:
Depreciation	6,745,323	5,682,906	1,062,417	18.69
Interest	5,376,537	4,548,982	827,555	18.19
Loss on extinguishment of debt	1,540,851	80,017	1,460,834	1825.65
Amortization of acquired in- place leases and tenant relationships	266,036	755,326	(489,290)	(64.78)
Total non – operating expenses	13,928,747	11,067,231	2,861,516	25.86

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(5,355,224)	(3,502,331)	(1,825,893)	52.90

Minority interest in properties	30,140	14,964	15,176	101.42

Equity in loss of Multifamily Venture and Limited Partnership	(356,188)	(23,943)	(332,245)	1387.65

Equity in income of Mortgage Funds	-	1,973,191	(1,973,191)	(100.00)

Minority common interest in Operating Partnerships	(9,761,000)	(244,025)	(9,516,975)	3900.00

Loss from discontinued operations	-	(41,632)	41,362	(100.00)

Net loss	(15,442,272)	(1,823,776)	(13,618,796)	746.72

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005.

(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended September 30, 2006 in comparison to the similar period of 2005. The increase is attributable to continuing positive occupancy and rental revenue momentum in the Baltimore, Mid Atlantic and Southeastern rental markets, continued improvement in market conditions in the Southwest and benefits realized from ongoing successful property rehabilitation projects at various properties in the Same Property Portfolio, specifically the Seasons of Laurel and Hannibal Grove Apartments. The success of the renovation projects benefits the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels. Additionally, benefits are also being realized from reductions in rent losses suffered as units remain vacant while undergoing renovation. Management continues to assess the success of the rehabilitation projects, which include the updating of apartment units at select properties with new kitchens, bathrooms or in-unit laundry equipment. Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stable occupancy levels which have met or exceeded, at most properties, management’s budgeted expectations. Management believes that the trend of rising interest rates continues to dilute the popularity of home purchases and anticipates this effect has continued to contribute to stabilized occupancy rates, which we believe continues to be reflective of the positive occupancy trends and rental revenue levels achieved in the three-month period ended September 30, 2006.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased slightly for the three-month period ended September 30, 2006 as compared to the three-month period ended September 30, 2005. Interest and utility reimbursements were consistent period over period while other miscellaneous revenues increased, mainly due to increases in month-to-month fees and pet and damage fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended September 30, 2006 as compared to the same period of 2005. Increases in payroll and related benefits, due to increases in office staff and maintenance coverage at the properties, property insurance and utilities, including gas, electricity and water and sewer, were the main contributors to the operating expenses increase period over period. The Seasons of Laurel property contributed significantly to the Company’s utility expense increase as the related charges at the property are paid by the Company and are not currently billed directly to individual tenants for their respective apartment unit. The main reason for the increase was related to electricity charges incurred in the three months ended September 30, 2006 related to air conditioning usage during an extended period of hot weather during July and August. The Company currently has plans of passing the unit utility costs to its tenants and will implement the necessary changes in the systems to allow for direct billing by apartment unit. The majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property. As anticipated, the Company renewed its insurance coverage effective July 1, 2006 at increased levels from the expiring coverage mainly due to substantial increases in property insurance premiums, specifically in the Florida and Texas markets. Property insurance expense on our existing total portfolio is expected to increase by approximately $500,000 per year over 2005 rates.

Maintenance

Maintenance expense increased in the three-month period ended September 30, 2006 as compared to the same period of 2005 and is due mainly to repair expenses not otherwise covered by insurance as well as other normal maintenance activities including cleaning, interior painting and landscaping. Pool service expense was lower than the comparable period while other recurring maintenance costs were consistent with the same period of 2005. It is management’s continued belief that the proactive maintenance of multifamily apartment communities within its portfolio is an effective program that contributes to preserving, and in some cases increasing, its occupancy levels. Additionally, the maintenance program also facilitates the minimization of vacancy and rental concessions required to operate the properties at desired occupancy levels.

Real Estate Taxes

Real estate taxes increased for the three-month period ended September 30, 2006 from the comparable period of 2005. The increase is due to the continual escalation of assessed property valuations for assets in the Same Property Portfolio. The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased for the three-month period ended September 30, 2006 compared to 2005. The slight overall decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including savings in equipment rentals and legal fees related to tenant issues including those related to rent collection.

Management Fees

Management fees of the Same Property Portfolio increased in the three-month period ended September 30, 2006 compared to the same period of 2005 based on increased revenues of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three months ended September 30, 2006 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three months ended September 30, 2006 increased over the comparable period of 2005. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other existing properties. Additionally, the mortgage debt on the Yorktowne and Bear Creek properties were obtained after the closing on the properties and the related interest on the debt was less in the comparable period of 2005.

Loss on the extinguishment of debt

Loss on the extinguishment of debt increased significantly in the three months ended September 30, 2006 as compared to the same three-month period of 2005. The increase was specifically related to the refinancing of the existing debt on the Season of Laurel property on which a substantial prepayment penalty was incurred.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended September 30, 2006 as compared to the same three-month period of 2005. The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the nine month period ended September 30, 2006.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

The table below reflects selected operating information for the Same Property Portfolio, which consists of the 18 properties acquired or placed in service on or prior to January 1, 2005 and owned through September 30, 2006, and the Total Property Portfolio, which consists of all properties acquired or placed in service on or prior to January 1, 2005 and owned through September 30, 2006. (The operating results for the nine month period ended September 30, 2005 for the Windward Lakes property has been removed from the presentation of “Net Operating income” as those results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Nine months ended September 30,
	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Rental	$40,196,169	$37,506,785	$2,689,384	7.17%
Interest utility reimbursement
and other	2,222,518	2,013,631	208,887	10.37
Total revenue	42,418,687	39,520,416	2,898,271	7.33%

Operating expenses:
Operating	10,941,017	9,584,583	1,356,434	14.15
Maintenance	3,427,985	2,986,258	441,727	14.79
Real estate taxes	4,675,326	4,457,225	218,101	4.89
General and administrative	636,097	686,204	(50,107)	(7.30)
Management fees	1,669,792	1,559,319	110,473	7.08
Total operating expenses	21,350,217	19,273,589	2,076,628	10.77

Net operating income	21,068,470	20,246,827	821,643	4.06

Non-operating expenses:
Depreciation	13,703,455	12,281,769	1,421,686	11.58
Interest	11,392,088	10,753,719	638,369	5.94
Loss on extinguishment of debt	1,822,615	80,017	1,742,598	2177.78
Amortization of acquired in-place leases and tenant relationships	226,200	1,902,184	(1,675,984)	(88.11)
Total non – operating expenses	27,144,358	25,017,689	2,126,669	8.50

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(6,075,888)	(4,770,862)	(1,305,026)	27.35

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Equity in income of Mortgage Funds	-	-	-	-

Minority common interest in Operating Partnerships	-	-	-	-

Income from discontinued operations	-	-	-	-

Net income (loss)	(6,075,888)	(4,770,862)	(1,305,026)	27.35

	Total Property Portfolio
	Nine months ended September 30,
	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Rental	$52,707,449	$43,805,061	$8,902,388	20.32%
Interest utility reimbursement
and other	3,656,357	2,543,949	1,112,408	43.73
Total revenue	56,363,806	46,349,010	10,014,796	21.61

Operating expenses:
Operating	14,886,647	11,430,616	3,456,031	30.23
Maintenance	4,323,984	3,460,326	863,658	24.96
Real estate taxes	6,138,767	5,101,785	1,036,982	20.33
General and administrative	2,074,312	2,987,930	(913,618)	(30.58)
Management fees	3,456,585	3,038,744	417,841	13.75
Total operating expenses	30,880,295	26,019,401	4,860,894	18.68

Net operating income	25,483,511	20,329,609	5,153,902	25.35

Non-operating expenses:
Depreciation	19,947,747	14,698,315	5,249,432	35.71
Interest	15,074,328	12,399,147	2,675,181	21.58
Loss on extinguishment of debt	1,822,615	80,017	1,742,598	2177.78
Amortization of acquired in-place leases and tenant relationships	822,978	2,834,713	(2,011,735)	(70.97)
Total non – operating expenses	37,667,668	30,012,192	7,655,476	25.51

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(12,184,157)	(9,682,583)	(2,501,574)	25.84

Minority interest in properties	(1,183,238)	77,900	(1,261,138)	(1618.92)

Equity in loss of Multifamily Venture and Limited Partnership	9,128,158	(67,316)	9,195,474	(100.00)

Equity in income of Mortgage Funds	-	3,127,348	(3,127,348)	(100.00)

Minority common interest in Operating Partnerships	(10,737,100)	(488,050)	(10,249,050)	2100.00

Income from discontinued operations	-	24,102,392	(24,102,392)	(100.00)

Net income (loss)	(14,976,337)	17,069,691	(32,046,028)	(187.74)

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the nine-month period ended September 30, 2006 in comparison to the similar period of 2005. The increase is attributable to continuing positive occupancy and rental revenue momentum in the Baltimore, Mid Atlantic and Southeastern rental markets, continued improvement in market conditions in the Southwest and benefits realized from ongoing successful property rehabilitation projects at various properties in the Same Property Portfolio, specifically the Seasons of Laurel and Hannibal Grove Apartments. The success of the renovation projects benefits the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels. Additionally, benefits are also being realized from reductions in rent losses suffered as units remain vacant while undergoing renovation. Management continues to assess the success of the rehabilitation projects, which include the updating of apartment units at select properties with new kitchens, bathrooms or in-unit laundry equipment. Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stable occupancy levels which have met or exceeded, at most properties, managements, budgeted expectations. Management believes that the trend of rising interest rates continues to dilute the popularity of home purchases and anticipates this effect have continued to contribute to stabilized occupancy rates, which we believe continues to be reflective of the positive occupancy trends and rental revenue levels achieved in the three-month period ended September 30, 2006.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased slightly for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005. Interest and utility reimbursements increased slightly period over period while other miscellaneous revenues increased more significantly, mainly due to increases in damage, relet, late, pet, month-to-month, and clubhouse rental fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended September 30, 2006 as compared to the same period of 2005. Increases in payroll and related benefits, due to increased levels of office staff, maintenance coverage and maid service at the properties, property insurance, and utilities, including gas, electricity and water and sewer were the main contributors to the increases. The Seasons of Laurel property contributed significantly to the Company’s utility expense, as the related charges at the property are paid by the Company and are not currently billed directly to individual tenants for their respective apartment unit. The primary reason for the increase was related to electricity charges incurred in the three months ended September 30, 2006 related to air conditioning usage during an extended period of hot weather during July and August. Additionally, charges for gas at the property, also not currently billed directly to individual tenants, increased significantly over the prior three-month period. The Company currently has plans of passing the unit utility costs to its tenants and will implement the necessary changes in the systems to allow for direct billing by apartment unit The majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property. As anticipated, the Company renewed its insurance coverage effective July 1, 2006 at increased levels from the expiring coverage mainly due to substantial increases in property insurance premiums, specifically in the Florida and Texas markets. Property insurance expense on our existing total portfolio is expected to increase by approximately $500,000 per year over 2005 rates.

Maintenance

Maintenance expense increased in the nine-month period ended September 30, 2006 as compared to the same period of 2005 and is due mainly to repair expenses not otherwise covered by insurance as well as other normal maintenance activities including cleaning, landscaping, exterminating and interior painting. Snow removal was lower than the comparable period due to the mild winter plowing season while other recurring maintenance costs were consistent with the same period of 2005. It is management’s continued belief that the proactive maintenance of multifamily apartment communities within its portfolio is an effective program that contributes to preserving, and in some cases increasing, its occupancy levels. Additionally, the maintenance program also facilitates the minimization of vacancy and rental concessions required to operate the properties at desired occupancy levels.

Real Estate Taxes

Real estate taxes increased for the nine-month period ended September 30, 2006 from the comparable period of 2005. The increase is due to the continual escalation of assessed property valuations for most properties in the Same Property Portfolio. The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased for the comparable nine-month periods ended September 30, 2006 and 2005. The slight overall decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including savings in equipment rentals, telephone expense and legal fees related to tenant issues including those related to rent collection.

Management Fees

Management fees of the Same Property Portfolio increased in the nine-month period ended September 30, 2006 compared to the same period of 2005 based on increased revenues of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the nine months ended September 30, 2006 as compared to the same period of the prior year. The increased expense is related to the additions to the basis to fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties and, to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the nine months ended September 30, 2006 increased over the comparable period of 2005. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other existing properties. Additionally, the mortgage debt on the Yorktowne and Bear Creek properties were obtained after the closing on the properties and the related interest on the debt was less in the comparable period of 2005.

Loss on the extinguishment of debt

Loss on the extinguishment of debt increased significantly in the nine months ended September 30, 2006 as compared to the same three-month period of 2005. The increase was specifically related to the refinancing of the existing debt on the Season of Laurel property on which a substantial prepayment penalty was incurred.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the nine months ended September 30, 2006 as compared to the same nine-month period of 2005. The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period, of which did not extend into the nine month period ended September 30, 2006.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of September 30, 2006, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$434,839,200	5.41%

Debt Maturity Summary

Year	Balance	% of Total

2006	$329,310	0.08%
2007	3,570,727	0.82%
2008	13,219,272	3.04%
2009	20,519,931	4.72%
2010	5,053,594	1.16%
Thereafter	392,146,366	90.18%
Total	$434,839,200	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of September 30, 2006 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP. The net book value of our real estate assets was $400,984,895 at September 30, 2006 and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation. The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of September 30, 2006.

Debt-to-Fair Value of Real Estate Assets as of

September 30, 2006

Net book value of multifamily apartment communities	$400,984,895
Accumulated depreciation	143,055,349
Historical cost	544,040,244
Increase in fair value over historical cost	89,156,913
Fair Value – estimated	$633,197,157

Mortgage Debt	$434,839,200

Debt-to-Fair Value	68.67%

The debt-to-fair value of real estate assets does not include any outstanding borrowings under the revolving credit facility, which were $0 at September 30, 2006 and December 31, 2005. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%. If the Company were to be in violation of this covenant, we would be unable to draw advances from our line which could have a material impact on our ability to meet our short-term liquidity requirements. Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects which could have a negative impact on our results of operations and cash flows. As of September 30, 2006, the Company was in compliance with the covenants of the revolving credit facility. Fair value of the real estate assets is based on the management most current valuation of properties, which was made for all properties owned at December 31, 2005, and acquisition cost of properties acquired subsequent to December 31, 2005.

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

The following table presents a reconciliation of net income (loss) to FFO for the three and nine months ended September 30, 2006 and 2005:

	Three months ended Nine months ended September 30, September 30,

	2006	2005	2006	2005

Net income (loss)	$(15,442,272)	$(1,823,776)	$(14,976,335)	$17,069,691
Add
Depreciation of real property	5,540,388	3,537,408	15,863,482	11,640,294
Depreciation included in results of discontinued operations	-	-	-	389,520
Minority common interest in Operating Partnership	9,761,000	244,025	10,737,100	488,050
Minority interest in properties	-	-	1,183,238	-
Amortization of acquired in-place leases and tenant relationships	266,036	755,326	822,978	2,834,713
Equity in loss of Multifamily Venture	363,679	23,943	801,181	67,316
Funds from operations of Multifamily Venture	-	47,187	-	228,578
Loss on disposition of real estate assets	-	42,732	-	-

Less
Minority interest in properties	(30,140)	(14,964)	-	(77,900)
Minority interest in properties share of funds from operations	(186,318)	(228,945)	(661,206)	(794,417)
Equity in income of Multifamily Venture	(7,492)	-	(9,929,339)	-
Funds from operations of Multifamily Venture	(5,942)	-	(174,932)
Gain on disposition of real estate assets	-	-	-	(22,215,105)

Funds from Operations	$258,939	$2,582,936	$3,666,167	$6,630,740

During the three months and nine months ended September 30, 2006 and 2005, changes in FFO were due mainly to normal operating fluctuations after adjusting for the effect of the sale of the Company’s interests in the Marina Mile property in 2006 and the sale of the Windward Lakes property in 2005. Fluctuations included increases in depreciation of real property due to acquisition of two additional properties in the comparable periods as well as increases in real property related to significant rehabilitation projects ongoing at four of the Company’s properties. Additionally, increases in distributions paid and prepayment penalties related to the Seasons of Laurel mortgage debt refinancing were offset by a reduction in the amortization of intangible assets.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s mortgage notes and revolving credit facility are fixed rate instruments; therefore, the Company’s outstanding debt is not sensitive to changes in the capital market except upon maturity. The table below provides information about the Company’s financial instruments, specifically debt obligations.

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of September 30, 2006. There was no balance outstanding on the revolving credit facility as of September 30, 2006.

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed Rate Debt	$329,310	$3,570,727	$13,219,272	$20,519,931	$5,053,594	$392,146,366	$434,839,200
Average Interest Rate	4.79%	5.04%	6.32%	5.18%	5.09%	5.32%	5.41%

The level of market interest rate risk remained relatively consistent from December 31, 2005 to September 30, 2006.

As of September 30, 2006, none of the Company’s outstanding debt is at variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have an impact on interest expense as all of the outstanding mortgage debt is at fixed interest rates.

Item 4.	CONTROLS AND PROCEDURES

Based on its evaluation, required by the Exchange Act Rules 13a-15(d) and 15d-15(d), the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
- None

Item 1A.	RISK FACTORS

- Please read the risk factors disclosed in our Annual Report on Form 10K for the fiscal year ended

December 31, 2005 filed with the Securities and Exchange Commission on March 29, 2006. As of

September 30, 2006 there have been no material changes to the risk factors as presented therein.

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

BERKSHIRE INCOME REALTY, INC.
November 14, 2006	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

November 14, 2006	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer