Form 10-K
period 2006-12-31
BERKSHIRE INCOME REALTY INC
filed 2007-03-28
CIK 1178862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	[	]	Accelerated Filer	[	]	Non-accelerated filer [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ X ]	No [	]

Aggregate market value of voting securities held by non-affiliates: Not applicable.

There were 1,406,196 shares of Class B common stock outstanding as of March 28, 2007.

There are no documents required to be incorporated by reference to this Annual Report on Form 10K.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, incorporated on July 19, 2002. The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities. Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors (“Board”) oversight. Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 13 –Related Party Transactions of this Form 10-K for additional information about the Advisor.

PART I

ITEM 1.	BUSINESS

Executive Summary

2006 was another year of successful operations for Berkshire Income Realty, Inc. (the “Company” or “BIR”). BIR expanded its property holdings with the acquisition of an additional three properties in transactions that approximated $70,542,000 of aggregate purchase price at the time of purchase, while selling its interest in Marina Mile, a multifamily venture. The Company funded an additional $10,641,000 of its total commitment of capital of $23,400,000 in the Berkshire Multifamily Value Fund, a limited partnership, an affiliate of the Company, bringing the total that has been invested as of year end to $12,181,301, or approximately 52%.

As in previous years, the Company continued to monitor the debt markets and took advantage of favorable market conditions by fixing interest rates on more than $170,053,000 of both new and refinanced mortgages. Overall occupancy trends at the Same Portfolio Properties (properties acquired or placed in service prior to January 1, 2005) continue to be positive and the Company’s strategy of implementing renovation opportunities at various properties within the portfolio continued to provide positive financial results during 2006.

The Company received an unsolicited offer for Berkshires at Marina Mile Apartments, one of its Florida properties owned through a multifamily venture with a partner. The partners of the multifamily venture accepted the offer and sold the underlying property owned by the venture. The Company’s share of the proceeds from the sale was immediately reinvested in the purchase of substitute qualifying property. Chisholm Place and Briarwood Village Apartments were acquired using the Company’s proceeds from the sale of the multifamily venture property. Finally, the third multifamily apartment community acquired during the year represented entry into the Atlanta, Georgia market, a new market for BIR in 2006.

During 2006 the Company continued to aggressively finance and refinance its portfolio to minimize the effect of rising mortgage interest rates and maximize the cash available for capital investments. Fixed rate first mortgages of $54,737,000 were financed on the newly acquired and one of the previously acquired properties at an average interest rate of approximately 6.2%. Fixed rate supplemental mortgages of $16,116,000 were obtained on a group of four existing properties at an average interest rate of approximately 6.44% and the Company refinanced approximately $69,000,000 of outstanding debt with new fixed rate first mortgage debt of $99,200,000 at 6.10%.

During 2006, occupancy levels remained stable in the low 90% range which was relatively consistent with average levels from the prior year at the Same Portfolio Properties. Occupancy levels benefit from the Company’s strategy for setting rental rates, which generally tries to balance occupancy with rental increases to achieve market level occupancy rates. In periods of market softness, BIR will offer short-term rental concessions to new and renewing tenants to maintain occupancy without producing significant fluctuations in market rental rates. This strategy allows the Company to react more quickly to temporary changes in market conditions without obligating the Company to long-term commitments of lowered rental rates.

The substantial renovation of various properties continued to yield positive financial results during 2006. Seasons of Laurel in Maryland, a renovation project that began in 2003, was completed during the year and continued to meet the Company’s expectations with respect to targeted returns on the capital invested in the project. Additionally, a renovation project at the Yorktowne property, also located in Maryland, was completed during the year with similar positive financial results. The retrofit of Hannibal Grove in Maryland to provide in unit washer and dryer connections and renovation of kitchens and bathrooms is progressing, as well as other major projects approved and implemented during 2005 and 2006 at the Brompton and Chisholm Place properties, both located in Texas.

In 2007, the Company will continue to consider the acquisition of properties through sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate and foreclosure auctions. The Company has invested all funds currently available and will continue to invest additional funds, if any, as they become available in both new acquisitions and the renovation of established properties. The Company currently anticipates selling certain of the properties in the portfolio and expects to re-invest the proceeds of any of the sales into qualified replacement properties or the redevelopment of existing properties.

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

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

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

On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol “BIR.pr.a”.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub, L.L.C., a newly formed Delaware limited liability Company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company. The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit. McNab is the fee simple owner of a 276-unit multifamily apartment community located in Pompano, Florida that is referred to as Windward Lakes Apartments. The former general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp. George Krupp is former Chairman if the Board and Douglas Krupp is the current Chairman of the Board. The acquisition was approved by the audit committee of the Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange. At the time of the contribution, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company through KRF Company’s ownership of such shares and their 100% indirect ownership interest in the general and limited partnership units of McNab. Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control. As discussed below, Windward Lakes Apartments was sold on June 22, 2005.

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

On January 28, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary Marina Mile L.L.C., purchased Pond Apple Creek Apartments (subsequently renamed The Berkshires at Marina Mile (“Marina Mile”)), a 306-unit multifamily apartment community located in Fort Lauderdale, Florida, from Pond Apple Creek Associates Limited Partnership. The seller was an unaffiliated third party. The purchase and sale agreement, as amended, was agreed upon through arms-length negotiations and provided for the purchase price of $23,000,000 to be paid in cash. The purchase price was funded with available cash and new first mortgage financing. Effective May 1, 2004, the Company consummated a multifamily venture relationship (the “Multifamily Venture”) with an unaffiliated third party (the “Venture Partner”) whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of Marina Mile. Under the terms of the limited liability company agreement governing the Multifamily Venture, the Venture Partner contributed, in cash, 65% of the total Multifamily Venture equity in exchange for a 65% interest in the newly formed entity, JV Marina Mile, L.L.C. (the “L.L.C.”). The Operating Partnership contributed its interest in Marina Mile, L.L.C., the fee simple owner of the property, in exchange for a 35% interest in the L.L.C. and a cash distribution representing a return of capital of approximately $3,594,693 net of $387,236 of additional capital invested by the Operating Partnership. Both parties received proportional distributions of available cash up to an effective 10% internal rate of return on each party’s capital (the “Preferred Return”). After payment of the Preferred Return and the return of each party’s capital contribution, the Operating Partnership is entitled to, in addition to its 35% pro rata share, additional distributions equal to approximately 30% of the distributions otherwise payable to the Venture Partner. The Operating Partnership is the managing member of the L.L.C. The Company evaluated its investment in the Multifamily Venture and concluded that the investment did not fall under the requirements of FIN 46R; therefore the Company accounted for the investment under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”) as an equity method investment. As discussed below Marina Mile was sold on April 18, 2006.

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

On November 3, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Bridgewater, L.L.C. and BIR Trellis L.L.C., purchased Bridgewater on the Lake Apartments (“Bridgewater”) and Trellis at Lee’s Mill Apartments (“Trellis”), respectively, from an unaffiliated third party. Bridgewater is a 216-unit multifamily apartment community located in Hampton, Virginia. Trellis is a 176-unit multifamily apartment community located in Newport News, Virginia. The purchase price for Bridgewater and Trellis was $18,590,000 and $8,825,000, respectively, and was funded with available cash and new first mortgage financing.

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

Effective September 24, 2004, the Operating Partnership consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unaffiliated third party, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the partnership interests purchased from Capital Realty Investors-II Limited Partnership (“CRI”). Under the terms of the limited liability company agreement governing JV BIR/ERI, the Operating Partnership owns a 58% interest as the managing member and ERI owns the remaining 42% interest. All profits and losses are shared by the Operating Partnership and ERI on a pro rata basis according to their respective ownership interests. Affiliates of the Operating Partnership are entitled to perform asset management and property management services and receive fees in payment thereof. The Company evaluated its investment in JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R, Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures or Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Therefore the Company has consolidated the investment under Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) based on its controlling interest in the subsidiary.

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

As of December 31, 2006, the transaction and the purchase price allocation are subject to final adjustment pursuant to an outstanding commitment under the agreement for the seller to build 18 additional apartment units and 48 garages on the property. The Company is currently party to a legal proceeding initiated with the seller/developer from whom the Company acquired a property in 2005. The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities. The Company intends to vigorously defend its position in regards to the litigation.

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

Management has evaluated these restrictions and believes that they will not materially impact the Company. Management believes the Company had invested substantially all of its available capital, as of the date of the subscription agreement, and due to the Company’s ability to consummate 1031 Exchanges with existing properties, will not be significantly restricted in its ability to appropriately manage its investments. As of December 31, 2006, BVF has made, and the Company has funded, capital calls totaling $12,181,301, or 52% of its total commitment.

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

On April 18, 2006, the Operating Partnership completed the sale of 100% of its interest in The Berkshires at Marina Mile property (“Marina Mile”) in Fort Lauderdale, Florida. The Company’s share of the proceeds from the sale of Marina Mile were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company reinvested the proceeds from the sale of its interests in Marina Mile in the acquisitions of Chisholm Place and Briarwood Village Apartments, which the Company completed the acquisition of on June 28, 2006 and August 30, 2006, respectively. The operating results of Marina Mile have not been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were not previously reported as part of continuing operations.

On June 28, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Chisholm Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Chisholm Place Apartments, a 142 unit multifamily apartment community located in Plano, Texas, from an unaffiliated third party. The purchase price of $9,625,000 was paid from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement. On August 1, 2006, the Company closed on $6,953,000 of first mortgage debt at a fixed interest rate of 6.25% for ten years collateralized by the Chisholm Place property.

On August 30, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Briarwood Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Briarwood Village Apartments, a 342 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The purchase price of $13,816,700 was paid by the assumption of the existing mortgage debt on the property at the time of closing, cash from the buyer, and cash from the remaining balance of an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement. Pursuant to the provisions of SFAS No. 141, “Business Combinations”, the assumed mortgage was recorded at fair value, based on the present value of the amounts to be paid under the obligations. The fair market value of the debt assumed on Briarwood was $8,958,818.

On December 6, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Lenox, L.L.C., consummated the acquisition of 100% of the fee simple interest of The Standard at Lenox Park Apartments, a 375-unit multifamily apartment community located in the Buckhead section of Atlanta, Georgia, from an unaffiliated third party. The purchase price was $47,100,000, and was subject to normal operating prorations, apportionments and adjustments as provided for in the purchase and sale agreement. The purchase price was paid with a combination of proceeds from new first mortgage debt of $35,000,000, which is collateralized by the property, and cash from available working capital. The loan is an unsecured first mortgage note with a fixed interest rate of 5.80% and a term of 10 years of which interest only payments are due for the first 60 months of the loan.

The net purchase price, including closing costs and acquisition fees, was allocated as follows:

Total

Multifamily apartment communities	$47,060,403
In-place leases and tenant relationships	592,687
Replacement reserve accounts	5,000,000
Escrows	76,553
Deferred expenses	355,185
Prepaid expenses and other assets	58,686
Deferred revenue and other liabilities	(59,894)
New first mortgage	(35,000,000)

Cash paid	$18,083,620

Subsequent to year end, on March 2, 2007, the Operating Partnership and its newly formed and wholly owned subsidiary, BIR Hampton L.L.C., consummated the acquisition of 100% of the outstanding interests of Hampton Apartments, LLC; the fee simple owner of Hampton House Apartments, a 222 unit multifamily high-rise apartment building located Towson, Maryland, from an unaffiliated third party. The purchase price was $20,500,000, subject to normal operating pro rations. The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash. The Company is currently pursuing financing to be secured by the property and anticipates closing on the first mortgage debt in the second quarter of 2007 at which time the proceeds will be used to repay the outstanding advance on the revolving credit facility. The acquisition of Hampton House is intended to be the qualified replacement property in connection with a possible future sale of a property structured to comply with the requirements of a reverse Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.

The Company owns parcels of land held for development at certain of its multifamily apartment communities, which it currently intends to develop. Development of the available land is likely to include additional apartment units as well as other amenities such as private garages that would be available for lease by tenants for an additional fee. The Company is currently finalizing plans for one of the parcels and currently anticipates starting construction on the project in the second quarter of 2007. The Company continues to evaluate the remaining development projects and has not committed to the construction of those projects as of December 31, 2006.

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

Although we intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause our Board and the holders of our common stock to determine that it is in the best interests of the Company and our stockholders to revoke our REIT election.

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

In many of the markets where we may seek to acquire multifamily apartment communities we may face significant competition from well capitalized real estate investors, including private investors, publicly traded REITs and institutional investors. This competition can result in sellers obtaining premiums on their real estate, which sometimes pushes the price beyond what we may consider to be a prudent purchase price. To mitigate these factors our sourcing strategy includes non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions. Some of these acquisition strategies can involve more risk than market rate core and core-plus acquisitions, but may allow the Company to realize higher returns if the underlying assumptions are achieved. However, if the underlying assumptions are not achieved, the additional risks associated with these broader sourcing strategies could result in lower profits, or higher losses, than would be realized in market rate acquisitions.

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

We may face significant competition in seeking investments including competition from our affiliate Berkshire Multifamily Value Fund. We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REIT’s, institutional investors and other investors, including companies that may be affiliated with the Advisor. When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

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

Under our current investment policies, we may not incur indebtedness if by doing so our ratio of debt to total assets, at fair market value, exceeds 75%. However, we may reevaluate our borrowing policies from time to time, and the Board may change our investment policies without the consent of our stockholders. At December 31, 2006 and 2005, our ratio of debt to total assets, at fair market value, was 60.71% and 60.77%, respectively.

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

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss. The deductibles applicable to an insured loss caused by “Named Storms”, as defined in the insurance policy, which are usually in the form of a hurricane, at certain of the properties we operate, are higher than deductibles for other insured losses covered by the policy. Specifically, the deductibles for “Named Storms” are based on a percentage of the insured property value with a specific minimum amount. Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a “Named Storm” in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and even higher amounts for insured losses caused by a “Named Storm” in the counties of Dade, Broward and Palm Beach, Florida. In addition to the higher deductibles, coverage also differs as some types of losses are specifically excluded when the cause of the loss is a “Named Storm”. Examples of items excluded from coverage include fencing and landscape items, such as trees. Losses resulting from “Named Storms" could adversely affect us.

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

Berkshire Advisor is an affiliate of KRF Company, which owns the majority of our common stock. All of our directors and executive officers, other than our three independent directors, are also officers or directors of Berkshire Advisor. As a result, our advisory services agreement with Berkshire Advisor was not negotiated at arm's-length and its terms, including the fees payable to Berkshire Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Asset management fees and acquisition fees for new investments are payable to Berkshire Advisor under the advisory services agreement regardless of the performance of our portfolio and may create conflicts of interest. Conflicts of interest also may arise in connection with any decision to renegotiate, renew or terminate our advisory services agreement. In order to mitigate these conflicts, the renegotiation, renewal or termination of the advisory services agreement requires the approval of the audit committee of the Board (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange).

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

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2006 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired	Total Units	Ownership Interest	2006 Occupancy (1)

Century	Cockeysville, Maryland	1984	468	75.82%	96.80%
Dorsey’s Forge	Columbia, Maryland	1983	251	91.38%	94.14%
Hannibal Grove	Columbia, Maryland	1983	316	91.38%	91.03%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	89.69%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	94.93%
St. Marin/Karrington	Coppell, Texas	2003	600	100.00%	95.07%
Laurel Woods	Austin, Texas	2004	150	100.00%	96.38%
Bear Creek	Dallas, Texas	2004	152	100.00%	95.07%
Bridgewater	Hampton, Virginia	2004	216	100.00%	97.18%
Trellis	Newport News, Virginia	2004	176	100.00%	93.72%
Arboretum	Newport News, Virginia	2004	184	100.00%	96.75%
Silver Hill	Newport News, Virginia	2004	153	100.00%	98.13%
Arrowhead	Palatine, Illinois	2004	200	58.00%	95.03%
Moorings	Roselle, Illinois	2004	216	58.00%	95.78%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	97.54%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	97.54%
Yorktowne	Millersville, Maryland	2004	216	100.00%	87.23%
Westchester West	Silver Spring, Maryland	2005	345	100.00%	96.26%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	71.35%
Berkshires at Westchase	Houston, Texas	2005	324	100.00%	93.63%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	90.56%
Lakeridge	Hampton, Virginia	2005	282	100.00%	98.47%
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%	96.13%
Briarwood Village	Houston, Texas	2006	342	100.00%	83.92%
Chisholm Place	Dallas, Texas	2006	142	100.00%	87.78%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	92.80%
Total			7,900

All of the properties in the above table are encumbered by mortgages as of December 31, 2006.

During 2006, the Company became subject to a franchise tax in North Carolina. As of January 1, 2007, the Company will become subject to the revised franchise tax calculation in Texas.

(1) – Represents the average year-to-date physical occupancy.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005. The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities. The Company intends to vigorously defend its position in regards to the litigation.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company. As of March 28, 2007, there were approximately 0 and 3 holders of shares of our Class A Common Stock and Class B Common Stock, respectively. During 2006, the Company declared a cash dividend on its common stock for each of the quarters ended March 31, June 30, September 30, and December 31, 2006 in the per share amount of $0.016996. The Company also declared a special dividend in November in the per share amount of $0.135970. The Company plans to declare cash dividends on its outstanding common stock in the future.

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

During the period October 1, 2006 to December 31, 2006, no purchases of any of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, were made by or on behalf of the Company or any "affiliated purchaser."

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. for a discussion of the entities that comprise the Company. The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” and the financial statements of the Company (including the related notes contained therein). See the “Index to Financial Statements and Financial Statement Schedule” on page 70 to this report.

Selected financial data for the years ended December 31, 2004 and 2003 have been revised to reflect the sale of Windward Lakes in 2005. The operating results of Windward Lakes for 2004 and 2003 have been reclassed to discontinued operations to provide comparable information to 2005. No reclass of operating results was required for the year ended 2002 as there was no activity related to Windward Lakes as the Company acquired the property in 2003.

	Berkshire Income Realty, Inc.
	December 31,
	Company	Company	Company	Company	Predecessor
	2006	2005	2004	2003	2002
Operating Data:
Total Revenue	$76,809,924	$63,991,266	$37,541,446	$28,581,412	$28,359,756
Equity in income of Mortgage Funds	-	3,040,732	3,392,585	6,720,746	-
Depreciation	27,229,072	21,107,820	10,823,256	7,508,833	5,877,594
Income (loss) before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, discontinued operations and gain on transfer of property to Multifamily Venture	(15,351,743)	(13,391,978)	(7,119,015)	(1,911,768)	1,557,596
Net income (loss) from continuing operations	(19,996,781)	(17,722,083)	(7,911,187)	3,933,385	37,596
Income (loss) from discontinued operations	-	24,110,830	(133,168)	(291,125)	-
Net income (loss)	(19,996,781)	6,388,747	(7,811,651)	3,642,260	37,596
Net loss available to common shareholders	(26,697,574)	(312,049)	(14,512,465)	(1,308,998)	-
Net income (loss) from continuing operations per common share, basic and diluted	$(18.99)	$(18.10)	$(11.39)	$(1.07)	$-
Net income (loss) from discontinued operations per common share, basic and diluted	$-	$17.87	$(0.10)	$(0.31)	$-
Net loss per common share – basic and diluted	$(18.99)	$(0.23)	$(11.31)	$(1.38)	$-
Weighted average common shares outstanding - basic and diluted	1,406,196	1,348,963	1,283,313	948,733	-
Cash dividends declared on common OP Units and Shares	$12,000,000	$7,500,000	$1,000,000	$750,000	$-

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$594,268,122	$510,957,049	$374,508,276	$247,832,637	$189,055,522
Real estate, after accumulated depreciation	445,597,599	384,046,110	260,554,434	145,222,916	94,343,424
Cash and cash equivalents	15,393,249	22,134,658	31,913,045	42,145,947	4,852,257
Total assets	492,700,178	425,661,892	321,105,499	238,875,093	105,472,654
Total long term obligations	469,378,510	370,521,700	268,716,955	184,471,204	122,318,027
Minority interest in properties	-	7,003,446	7,422,481	-	-
Stockholders’ equity (deficit)	5,939,014	32,923,388	33,235,183	47,757,319	(22,526,662)

Other Data:
Total multifamily apartment communities (at end of year)	26	24	18	7	6
Total apartment units (at end of year)	7,900	7,347	5,836	3,555	2,815
Funds from operations (1)	$6,633,511	$8,203,365	$6,532,120	$10,623,663	$5,903,432
Cash flows (used in) provided by operating activities	$15,040,646	$14,115,221	$9,638,906	$7,809,045	$7,552,654
Cash flows used in investing activities	(83,302,562)	(109,371,965)	(76,698,381)	(24,189,632)	(3,497,694)
Cash flows (used in) provided by financing activities	61,520,507	85,478,357	56,826,573	53,674,277	(3,597,813)

The Company did not have common shares or Operating Partnership units and shares outstanding for the year ended December 31, 2002.

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
Net income (loss)	$(19,996,781)	$6,388,747	$(7,811,651)
Add:
Depreciation of real property	22,007,364	16,727,642	8,964,346
Depreciation of real property included in results of discontinued operations	-	388,541	-
Minority interest in Operating Partnership	11,713,200	7,320,750	976,100
Minority interest in properties	1,555,595	-	2,932,572
Amortization of acquired in-place leases and tenant relationships	1,167,869	3,321,236	1,603,612
Equity in loss of Multifamily Venture	-	133,150	276,085
Funds from operations of Multifamily Venture	-	230,445	-

Less:
Minority interest in properties		(83,063)	-
Equity in income of Multifamily Venture	(8,623,757)	-	-
Funds from operations of Multifamily Venture	(250,674)	-	(1,260)
Minority interest in properties share of funds from operations	(939,306)	(1,008,978)	(174,980)
Gain on transfer of property to Multifamily Venture	-	-	(232,704)
Gain on disposition of real estate assets	-	(25,215,105)	-
Funds from Operations	$6,633,510	$8,203,365	$6,532,120

The decrease is FFO is due mainly to a component of net income (loss), which decreased in the year ended December 31, 2006 from the year ended December 31, 2005. Equity in income of Mortgage Funds was $0 for the year ended December 31, 2006 as compared to $3,040,732 in the year ended December 31, 2005. The reduction in equity income from the Mortgage Funds was due to the pay down of all of the underlying mortgages held by the Mortgage Funds as of December 31, 2005.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP (“BVF” or the “Fund”), availability of capital, the cost of rehabilitation projects, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2006 and other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission (“SEC”) filings. The risks listed herein are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

The Company is engaged primarily in the ownership, acquisition and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of March 28, 2007, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the year ended December 31, 2006 included the following:

•

On March 22, 2006, the Company executed a non-recourse mortgage note payable on Bear Creek Apartments for $3,825,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.83% for a term of 10 years. The note is interest only for five years and matures on April 1, 2016, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

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

•

On September 29, 2006, the Company, through its wholly owned subsidiary, Season of Laurel II, L.L.C., executed $99,200,000 of fixed rate non-recourse mortgage debt on the Season Apartments, which is collateralized by the related property. The interest rate on the note is fixed at 6.10% for a term of 15 years. The note requires interest only payments for 120 months and matures on October 1, 2021, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. The new mortgage debt was a refinancing of outstanding debt of $69,218,989. The Company incurred a $1,540,851 loss in connection with the prepayment penalty upon the early principle repayment and write-off of unamortized deferred financing costs.

•

On October 30, 2006, the Company exercised its option to extend the maturity date of the Revolving Credit Agreement between Krupp Capital Associates and Berkshire Income Realty Inc. Pursuant to the credit agreement, the maturity date has been extended by six months until June 30, 2007.

•

On December 6, 2006, the Company, through a newly formed and wholly owned subsidiary, BIR Lenox, consummated the acquisition of 100% of the fee simple interest of The Standard at Lenox Park, a Class A, 375 unit multifamily apartment community located in in the Buckhead section of Atlanta, Georgia, from an unaffiliated third party. The purchase price of $47,100,000 was paid with a combination of proceeds from new first mortgage debt of $35,000,000, which is collateralized by the property, and cash from available working capital. The loan is an unsecured first mortgage note with a fixed interest rate of 5.80% and a term of 10 years of which interest only payments are due for the first 60 months of the loan. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

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

Financing and Capital Strategy

In select instances the Company evaluates opportunities available through venture relationships with institutional real estate investors on certain acquisitions. We believe this strategy will allow the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments. We believe a venture strategy will allow us to acquire more multifamily apartment communities than our current capital base would allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by, the Berkshire Multifamily Value Fund, L.P. (the “Fund”). The investment was also approved by the audit committee of the Board, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The Fund, which was sponsored by our affiliate, Berkshire Advisors, was formed in August of 2005 and successfully raised equity in excess of expectations. The Company has committed to invest $23,400,000, or approximately 7%, in the Fund and has made contributions totaling $12,181,301, or approximately 52.1% of its total commitment of $23,400,000 as of December 31, 2006. The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R “Consolidation of Variable Interest Entities”, does not require the Company to consolidate the activity of the Fund. The Company accounts for its investment in the Fund under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP 78-9”), as an equity method investment.

The investment objectives of the Fund are similar to those of the Company and under the terms of the Fund, Berkshire Advisors is generally required to present investment opportunities, which meet the Fund’s investment criteria, only to the Fund. However, the Company has invested the majority of its available capital as of December 31, 2006 and intends to finance its commitment to the Fund with proceeds from the refinancing of properties in its portfolio and funds from operations. Under the terms of the Fund, the Company has the right to acquire assets that: (i) satisfy the requirements of Section 1031 of the Internal Revenue Code for like-kind exchanges for properties held by the Company or (ii) involve less than $8,000,000 of equity capital in any 12-month period if such capital is generated as a result of refinancing of debts of the Company.

The Company owns parcels of land held for development at certain of its multifamily apartment communities, which it currently intends to develop. Development of the available land is likely to include additional apartment units as well as other amenities such as private garages that would be available for lease by tenants for an additional fee. The Company is currently finalizing plans for one of the parcels and currently anticipates starting construction on the project in the second quarter of 2007. The Company continues to evaluate the remaining development projects and has not committed to the construction of those projects as of December 31, 2006.

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

Corporate Governance

Since the incorporation of our Company, we have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as American Stock Exchange corporate governance listing standards:

•

We have elected annually three independent directors, Messrs. Robert Kaufman, Richard Peiser and Randolph Hawthorne, each of whom the Board determined to be independent under applicable SEC and American Stock Exchange rules and regulations;

•	The Board has determined annually that Robert Kaufman, the Chairman of our Audit Committee, qualifies as an "audit committee financial expert" under applicable rules and regulations of the SEC;
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

•

The Board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this Code is available in print to stockholders upon written request addressed to the Company, c/o Investor Relations, One Beacon Street, Suite 1500, Boston, MA 02108;

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

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.     The Company will adopt FIN 48 as of January 1, 2007. The Company is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effect of prior year uncorrected misstatements should be evaluated when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantified error that is material in light of the relevant quantitative and qualitative factors. In the case when the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 by the Company did not have a material impact on the financial position or operating results of the Company.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2006, 2005 and 2004, the Company had approximately, $15,393,249, $22,134,658 and $31,913,045 of cash and cash equivalents, respectively.

	Year ended December 31,
	2006	2005	2004

Cash provided by operating activities	$15,040,646	$14,115,221	$9,638,906
Cash used in investing activities	(83,302,562)	(109,371,965)	(76,698,381)
Cash provided by financing activities	61,520,507	85,478,357	56,826,573

During 2006, cash decreased by $6,741,409. The main component of the overall decrease was $83,302,562 used in the investing activities of the Company. The activities relate mainly to the acquisition of multifamily apartment communities, capital expenditures for the renovation and rehabilitation of the Company’s properties and contributions of capital into BVF. The investing activities were mainly offset by an increase of approximately $61,521,000 provided by financing activities, principally from proceeds of new mortgage loans net of prepayment of the outstanding balance of the Seasons mortgage, including a prepayment penalty of approximately $1,216,000 on Seasons, payments of principal on existing mortgage loans and distributions to our preferred and common shareholders, including a special distribution of $8,000,000 to common shareholders and an increase of approximately $15,041,000 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF, debt repayment and investment in the affiliated BVF. (See footnote 6 to the consolidated financial statements in Item IV herein for additional information).

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities, cash distributions from its investments, including the Company’s investments in the Multifamily Ventures, and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, and, to a lesser degree, advances from the revolving credit facility. The Company may seek to expand its purchasing power through the use of venture relationships with other companies.

As of December 31, 2006, the Company has fixed interest rate mortgage financing on the Multifamily Communities in the portfolio. The Company does not have current plans to obtain financing on the Arboretum land.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. During 2006, the Company borrowed $7,000,000 from the credit facility for the potential acquisition of a property pursuant to a foreclosure auction. The Company was not the winning bidder and the funds were immediately repaid including $3,860 of interest accrued on the borrowings. There ware no borrowings outstanding on the credit facility as of December 31, 2006. The Company currently expects that repayment of future advances from the credit facility, if any, will be funded by proceeds from conventional mortgages on newly acquired properties and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties. The credit facility was due to expire on December 31, 2006, but on October 30, 2006, the Company exercised a one-time six-month extension available to it pursuant to the revolving credit agreement. The extended credit facility is now due to expire on June 30, 2007. The Company intends to negotiate an extension to the revolving credit facility prior to the date the current extension expires.

The Company has completed the refinancing of the existing mortgage debt on its Seasons of Laurel property which was previously due in 2009 but is now due in 2021. The loan is interest only for 10 years with the entire principal balance currently classified as long-term debt and included in the total long-term obligations due “thereafter” in the schedule of aggregate principal maturities presented in Note 8 of the financial statements.

Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2006:

Property Name	Previous Balance	New Balance	Closing Date	InterestRate	Term
Fixed Rate Mortgages:
Bear Creek	$-	$3,825,000	March 22, 2006	5.83%	5 Years
Arrowhead	-	3,120,000	June 9, 2006	6.45%	7 Years
Moorings	-	3,280,000	June. 9, 2006	6.45%	7 Years
Country Place I	-	5,886,483	June 12, 2006	6.43%	8 Years
Country Place II	-	3,829,517	June 12, 2006	6.43%	8 Years
Chisholm	-	6,953,000	August 1, 2006	6.25%	10 Years
Briarwood (1)	-	8,958,818	August 30, 2006	6.94%	2 Years
The Seasons	69,218,989	99,200,000	September 29, 2006	6.10%	15 Years
Standard at Lenox Park	-	35,000,000	December 6, 2006	5.80%	10 Years
	$69,218,989	$170,052,818

(1)

The outstanding mortgage was assumed at the time of acquisition of the property. The balance recorded at time of assumtion represents the assumed balance of the mortgage note payable as adjusted to its fair valueas required by FAS 141, “ Business Combinations.” The debt matures 20 months after the assumption on the original maturity date of April 10, 2008.

Capital Expenditures

The Company incurred $7,709,993 and $7,090,580 in recurring capital expenditures during the year ended December 31, 2006 and 2005, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $10,404,857 and $14,796,780 in renovation-related capital expenditures during the year ended December 31, 2006 and 2005, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In April 2003, the Company began a significant renovation project at its Seasons of Laurel property. The renovation involved substantial upgrades to the kitchens and bathrooms in all of the property’s 1,088 apartment units and was originally expected to cost approximately $8,100,000, or $7,444 per apartment unit. In 2004, the original contractor sent notification to the Company of its desire to renegotiate the contract. As a result of that notification, the Company sought new bids from several contractors and ultimately dismissed the original contractor and awarded the contract to a new company based on the new bids. As of December 31, 2006, the project was 100% complete at a total cost of $8,085,600 or $23,400 less than the most current total cost estimate of $8,109,000.

In January 2004, the Company authorized the renovation of 252 apartment units at its Hannibal Grove property (“Hannibal”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations. In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a limited number of units, the interior renovation of all 252 units at Hannibal, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit. As of December 31, 2006, 151 units, or 60%, of 252 apartment units at Hannibal have been renovated at a cost of approximately $1,892,428. The Company currently anticipates spending, and has budgeted in 2006, approximately $2,923,000 for continued renovations at Hannibal and currently anticipates completing the project in the third quarter of 2007. Total costs committed to date are below original estimates and are anticipated to remain under budget through the remainder of the project.

In May 2005, the Company authorized the interior renovation of 216 apartment units as well as significant renovation to the exterior siding and decks of its Yorktowne property. The interior renovation included the replacement and upgrade of the kitchens, bathrooms and doors of each unit. As of December 31, 2006, both the interior and exterior renovations were finished and both were completed on time and close to budget. Total costs for the interior renovations were estimated at approximately $1,176,000 of which $1,258,950 was actually incurred, representing an overspend to budget of approximately 7%. The Company believed the renovations would yield significant growth in rental rates and were required in order to maintain its competitiveness in its sub-market. Returns on the investment in the renovations are positive and consistent with the company’s original expectations

Also in May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362-unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,800,000. The Company initially tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable. Based on the successful financial returns of the 100 unit test, the Company decided to move forward with the renovation of the remaining 262 units. The costs associated with the renovation of the remaining 262 units were approved as part of the 2006 capital budget, which included a per unit estimated cost of $7,300 or $1,912,600. As of December 31, 2006, approximately 320 units, or 88%, including the 100 test units, have been renovated at a cost of $3,876,404.

Other properties underwent limited-scope renovation projects during 2006. The projects included exterior renovations of the Savannah at Citrus Park property. The renovations were approved as part of the decision to acquire the property in 2005 and were complete as of December 31, 2006. Total costs were estimated at approximately $670,500 of which $612,631 was actually incurred. The project was completed on time and within budget. Additionally, exterior renovations of the Riverbirch property, also approved as part of the decision to acquire the property in 2005, were complete as of December 31, 2006. Total costs were estimated at approximately $1,334,000 of which $1,293,601 was actually incurred. The project was also completed on time and within budget. During 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project of approximately $5,000,000 for interior and exterior improvements at the property. As of December 31, 2006, the project is in the initial planning stage.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns. The Company continues to assess the viability of developing additional apartment units on those parcels. A tentative decision to move forward with the development of one parcel, the Arboretum Land, which is contiguous with the Arboretum Place Apartments, has been made by the Company. Development plans are currently being assessed and permitting of the anticipated project is in process. Estimated cost of the project has not been determined as of December 31, 2006. No decision to proceed nor have any funds been committed to the development of the other parcel of vacant land as of December 31, 2006.

The Company’s capital budgets for 2007 anticipate spending approximately $20,092,718 for ongoing rehabilitation and development of current portfolio properties during the year. As of December 31, 2006, the Company has not committed to any new significant rehabilitation projects other than the rehabilitation project at the Standard at Lenox Park.

Acquisitions and Dispositions

On June 28, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Chisholm Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Chisholm Place Apartments, a 142 unit multifamily apartment community located in Plano, Texas, from an unaffiliated third party. The purchase price of $9,625,000 was paid from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement. On August 1, 2006, the Company closed on $6,953,000 of first mortgage debt at a fixed interest rate of 6.25% for ten years collateralized by the Chisholm Place property.

On August 30, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Briarwood Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Briarwood Village Apartments, a 342 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The purchase price of $13,816,700 was paid by the assumption of the existing mortgage debt on the property at the time of closing, cash from the buyer, and cash from the remaining balance of an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement. Pursuant to the provisions of SFAS No. 141, “Business Combinations”, the assumed mortgage was recorded at fair value, based on the present value of the amounts to be paid under the obligations. The fair market value of the debt assumed on Briarwood was $8,958,818.

On December 6, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Lenox, L.L.C., consummated the acquisition of 100% of the fee simple interest of The Standard at Lenox Park Apartments, a 375-unit multifamily apartment community located in the Buckhead section of Atlanta, Georgia, from an unaffiliated third party. The purchase price was $47,100,000, and was subject to normal operating prorations, apportionments and adjustments as provided for in the purchase and sale agreement. The purchase price was paid with a combination of proceeds from new first mortgage debt of $35,000,000, which is collateralized by the property, and cash from available working capital. The loan is an unsecured first mortgage note with a fixed interest rate of 5.80% and a term of 10 years of which interest only payments are due for the first 60 months of the loan

Cash flows from Investment in Mortgage Funds

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

During 2005, the remaining Mortgage Funds were liquidated as the remaining participating insured mortgage investments in each portfolio were paid off. For the year ended December 31, 2005, the Company received cash distributions totaling approximately $13,208,425 from the Mortgage Funds on which the Company has recognized approximately $3,041,000 in equity in the income of the Mortgage Funds.

Contractual Obligations and Other Commitments

On August 16, 2004, the Company executed a $3,320,000 first mortgage on Laurel Woods Apartments in Houston, Texas. Under the terms of the note, the mortgage bore interest at a variable rate of the Reference Bill plus 2.20%, and matured on September 1, 2011. The variable interest rate was capped at 6.75% for the term of the loan. As discussed below, the variable mortgage was prepaid during 2005, as allowed per the terms of the mortgage, and was replaced by a fixed rate mortgage.

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

On November 3, 2004, the Company executed $14,212,500 and $6,750,000 of first mortgage non-recourse mortgage financing on the Bridgewater and Trellis properties, respectively, which is collateralized by the properties. The interest rates on the notes are 5.11% and 5.07%, respectively, and are fixed for the term of the loans. The notes mature on December 1, 2013, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

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

On December 2, 2004, the Company executed $5,510,000 and $5,775,000 of non-recourse mortgage financing on the Arrowhead and Moorings properties, respectively, which is collateralized by the properties. The interest rate of both notes is fixed at 5.00%. The notes mature on January 1, 2014, at which time the remaining principal and accrued interest are due. The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

On December 29, 2004, the Company executed $15,520,000 of non-recourse mortgage financing on the Country Place I and Country Place II properties, which is collateralized by both properties. The interest rate on the note is fixed at 5.01%. The note matures on January 1, 2015, at which time the remaining principal and accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.

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

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on Berkshires on Brompton for $6,400,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.11% for a term of 10 years. The note is interest only for two years and matures on August 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice. As a condition of obtaining the mortgage, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property. As of December 31, 2006 the rehabilitation project continues to move forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

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

On December 6, 2006 the Company, through its wholly owned subsidiary, BIR Lenox, executed a non-recourse mortgage note payable on the Standard at Lenox Park Apartments for $35,000,000 which is collateralized by the related property. The interest rate on the note is fixed at 5.80% for a term of 10 years. The note requires interest only payments for 60 months and matures on December 10, 2016, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage amounts up to 75% of the fair market value on a portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable. The $469,378,510 in mortgage notes payable have varying maturities ranging from 2 to 15 years. The following table summarizes our contractual obligations as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter
Long Term Debt (1)	$3,439,348	$13,219,272	$20,519,931	$5,053,594	$5,374,383	$421,771,982
Capital Lease Obligations	-	-	-	-	-	-
Operating lease Obligations	-	-	-	-	-	-
Purchase Obligations (2)	-	-	-	-	-	-
Other long-term liabilities reflected on Balance Sheet under GAAP	-	-	-	-	-	-

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

Also on November 8, 2006, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2007 and May 15, 2007. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the year ended December 31, 2006 and 2005, the Company declared a total of $12,000,000 and $7,500,000, respectively, of distributions to common shareholders, of which $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2006 and 2005.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During 2006, the Company’s portfolio increased from 24 to 26 properties, which was an increase in the total number of properties in the portfolio as compared to the previous year’s portfolio of 24 properties, which also represented a growth of 6 properties from the prior year end portfolio of 18 properties (the “Total Portfolio”). As a result of changes in the Total Portfolio over time, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2006 and 2005 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

Net Operating Income (“NOI”) falls within the definition of a “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC. The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company’s multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors. The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly relate to the income producing activities of the properties. We believe that to achieve a more complete understanding of the Company’s performance, NOI should be compared with our reported net income (loss). Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact of interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations. For the years ended December 31, 2006, 2005 and 2004, the net income (loss) was $(19,996,781), $6,388,747 and $(7,811,651), respectively. A reconciliation of our NOI to net income (loss) for the years ended December 31, 2006, 2005 and 2004 are presented as part of the following tables on pages 44 and 49.

Comparison of year ended December 31, 2006 to the year ended December 31, 2005.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 18 properties acquired or placed in service on or prior to January 1, 2005 and owned through December 31, 2006. The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2005. (The 2005 activity for the Windward Lakes property has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Years ended December 31,
	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Rental	$54,134,768	$50,593,244	$3,541,524	7.00%
Interest utility reimbursement and other	2,989,098	2,664,246	324,852	12.19%
Total revenue	57,123,866	53,257,490	3,866,376	7.26%

Operating expenses:
Operating	13,848,306	13,183,796	664,510	5.04%
Maintenance	4,245,261	4,056,769	188,492	4.65%
Real estate taxes	5,930,080	5,826,400	103,680	1.78%
General and administrative	870,867	881,668	(10,801)	(1.23)%
Management fees	2,241,765	2,134,780	106,985	5.01%
Total operating expenses	27,136,279	26,083,413	1,052,866	4.04%

Net operating income	29,987,587	27,174,077	2,813,510	10.35%

Non-operating expenses:
Depreciation	18,372,564	16,848,865	1,523,699	9.04%
Interest	16,414,502	12,460,167	3,954,335	31.74%
Loss on extinguishment of debt	1,540,851	80,017	1,460,834	1,825.65%
Amortization of acquired in-place leases and tenant relationships	282,459	2,029,236	(1,746,777)	(86.08)%
Total non – operating expenses	36,610,376	31,418,285	5,192,091	16.53%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(6,622,789)	(4,244,208)	(2,378,581)	(56.04)%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Equity in income of Mortgage Funds	-	-	-	-

Minority common interest in Operating Partnerships	-	-	-	-

Income from discontinued operations	-	-	-	-

Net income (loss)	$(6,622,789)	$(4,244,208)	$(2,378,581)	(56.04)%

	Total Property Portfolio
	Years ended December 31,
	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Rental	$71,812,816	$60,508,492	$11,304,324	18.68%
Interest utility reimbursement and other	4,997,108	3,482,774	1,514,334	43.48%
Total revenue	76,809,924	63,991,266	12,818,658	20.03%

Operating expenses:
Operating	19,399,335	16,137,044	3,262,291	20.22%
Maintenance	5,442,690	4,831,932	610,758	12.64%
Real estate taxes	8,029,848	6,913,400	1,116,448	16.15%
General and administrative	2,832,296	3,570,894	(738,598)	(20.68)%
Management fees	4,669,042	4,285,212	383,830	8.96%
Total operating expenses	40,373,211	35,738,482	4,634,729	12.97%

Net operating income	36,436,713	28,252,784	8,183,929	28.97%

Non-operating expenses:
Depreciation	27,229,072	21,107,820	6,121,252	29.00%
Interest	21,568,900	17,135,689	4,433,211	25.87%
Loss on extinguishment of debt	1,822,615	80,017	1,742,598	2,177.78%
Amortization of acquired in-place leases and tenant relationships	1,167,869	3,321,236	(2,153,367)	(64.84)%
Total non – operating expenses	51,788,456	41,644,762	10,143,694	24.36%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(15,351,743)	(13,391,978)	(1,959,765)	(14.63)%

Minority interest in properties	(1,555,595)	83,063	(1,638,658)	(1,972.79)%

Equity in loss of Multifamily Venture and Limited Partnership	8,623,575	(133,150)	8,756,725	(6,576.59)%

Equity in income of Mortgage Funds	-	3,040,732	(3,040,732)	(100.00)%

Minority common interest in Operating Partnerships	(11,713,200)	(7,320,750)	(4,392,450)	60.00%

Income from discontinued operations	-	24,110,830	(24,110,830)	(100.00)%

Net income (loss)	$(19,996,963)	$6,388,747	$(26,385,710)	(413.00)%

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005 (Same Property Portfolio).

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the year ended December 31, 2006 in comparison to 2005. The increase is attributable to continued positive occupancy and rental revenue momentum in the Baltimore, Mid Atlantic and Southeastern rental markets, continued improvement in market conditions in the Southwest and benefits realized from ongoing successful property rehabilitation projects at various properties in the Same Property Portfolio, specifically the Seasons of Laurel, Hannibal Grove Apartments and Yorktowne properties. The success of the renovation projects benefit the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels. Additionally, benefits are also being realized from reductions in rent losses suffered as units remain vacant while undergoing renovation. Management continues to assess the success of the rehabilitation projects, which include the updating of apartment units at select properties with new kitchens, bathrooms or in-unit laundry equipment. Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stable occupancy levels which have met or exceeded, at most properties, managements expectations. Management believes that the trend of rising interest rates continues to dilute the popularity of home purchases and anticipates this effect have continued to contribute to stabilized occupancy rates, which we believe continues to be reflective of the positive occupancy trends and rental revenue levels achieved during the year ended December 31, 2006.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased slightly for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Interest and utility reimbursements increased slightly period over period while other miscellaneous revenues increased more significantly, mainly due to increases in damage, relet, late, pet, month-to-month, and clubhouse rental fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the year ended December 31, 2006 as compared to the same period of 2005. Increases in payroll and related benefits, due to increased levels of office staff, maintenance coverage and maid service at the properties, property insurance, and utilities, including gas, electricity and water and sewer were the main contributors to the incremental spending. The Seasons of Laurel property contributed significantly to the Company’s utility expense, as utility charges at the property are currently paid by the Company and are not billed directly through to individual tenants for their respective apartment unit. The primary reason for the increase was related to electricity charges incurred in the quarter ended September 30, 2006 related to air conditioning usage during an extended period of hot weather during July and August. Additionally, charges for gas at the property, also not currently billed directly to individual tenants, increased significantly over the prior comparative period. The Company is currently finalizing plans to reconfigure the utility systems so costs may be passed to its tenants for their individual apartment unit. The majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a much less significant level than the Seasons of Laurel property. As anticipated, the Company renewed its insurance coverage effective July 1, 2006 at increased levels from the then expiring coverage mainly due to substantial increases in property insurance premiums, specifically in the Florida and Texas markets. Property insurance expense on our existing total portfolio increased by approximately $500,000 per year over 2005 rates.

Maintenance

Maintenance expense increased for the year ended December 31, 2006 as compared to the same period of 2005 and is due mainly to repair expenses not otherwise covered by insurance as well as other normal maintenance activities including cleaning carpet cleaning, landscaping, exterminating and interior painting. Snow removal was lower than the comparable period due to the mild winter plowing seasons both at the beginning and end of the year ended while other recurring maintenance costs were consistent with the 2005. It is management’s continued belief that the proactive maintenance of multifamily apartment communities within its portfolio is an effective program that contributes to preserving, and in some cases increasing, its occupancy levels. Additionally, the maintenance program also facilitates the minimization of vacancy and rental concessions required to operate the properties at desired occupancy levels.

Real Estate Taxes

Real estate taxes increased for the year ended December 31, 2006 from the comparable period of 2005. The increase is due to the continual escalation of assessed property valuations for most properties in the Same Property Portfolio. The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company continues to anticipate continued upward cost trends in the real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased slightly for the comparable years ended December 31, 2006 and 2005. The slight overall decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including savings in equipment rentals, telephone expense and legal fees related to tenant issues including those related to rent collection partially offset by increased property audit, property inspection and dues and subscriptions.

Management Fees

Management fees of the Same Property Portfolio increased for the year ended December 31, 2006 as compared to 2005. The increase is a direct result of increased revenues of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the various properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the year ended December 31, 2006 as compared to the same period of the prior year. The increases in depreciation expense is attributable to additions to the basis of the fixed assets in the portfolio driven by specifically by significant rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties during the comparative periods and, to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the year ended December 31, 2006 increased significantly over the comparable period of 2005. The increase is attributable to higher levels of debt in 2006 due to the refinancing of a mortgage on a property at an incrementally higher principal level than the related paid-off debt and new supplemental second mortgage debt on seven properties in the portfolio, not in place in the for the full prior comparative period. Additionally, the first mortgage debt on the Yorktowne and Bear Creek properties were obtained after the closing on the properties and the related interest on that debt was less in the year ended December

31, 2005 as it was not outstanding for the complete comparative period. We expect Same Property Portfolio interest to continue to rise in 2007 as much of our new financing was completed late in the 2006.

Loss on the extinguishment of debt

Loss on the extinguishment of debt increased significantly for the year ended December 31, 2006 as compared to the prior year ended. The increase is specifically related to the refinancing of existing debt on the Season of Laurel property on which a substantial prepayment penalty was incurred during 2006. The debt retired approximated $69,000,000 and the related prepayment penalties approximated $1,200,000 and $340,000 write-off of deferred financing costs.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition of the property and amortized over a 12-month period. As the properties in the same store portfolio have been owned in the prior year, the 12-month amortization period did not extend for a full year into the period ended December 31, 2006.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005 (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are due mainly to the increase in the number of properties owned by the Company in the comparative periods presented. General and administrative expenses for the year ended December 31, 2006 from the year ended December 31, 2005 due primarily to the reduction in costs associated with the requirements of Sarbanes Oxley. Costs related to implementation of Sarbanes Oxley continued to be incurred during 2006, but to a lesser degree than 2005. Additionally, the results of the year ended December 31, 2005 reflect only a partial year of operations for a majority of the properties in the portfolio.

As of December 31, 2005, the Total Property Portfolio consisted of 24 properties, or 7,347 units, while as of December 31, 2006, the number of properties increased to 26, or 7,900 units. Of the 26 properties owned as of December 31, 2006, 23 had been owned and operated for the entire year.

Comparison of year ended December 31, 2005 to the year ended December 31, 2004.

The tables below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2004 and owned through December 31, 2005. The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2004. (The 2005 and 2004 activity for the Windward Lakes property has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Years ended December 31,
	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rental	$32,721,523	$31,397,552	$1,323,971	4.22%
Interest utility reimbursement and other	1,699,506	1,670,606	28,900	1.73%
Total revenue	34,421,029	33,068,158	1,352,871	4.09%

Operating expenses:
Operating	8,279,388	8,074,987	204,401	2.53%
Maintenance	2,663,546	2,503,581	159,965	6.39%
Real estate taxes	3,566,546	3,660,409	(93,863)	(2.56)%
General and administrative	500,780	501,307	(527)	(0.11)%
Management fees	1,413,454	1,295,232	118,222	9.13%
Total operating expenses	16,423,714	16,035,516	388,198	2.42%

Net operating income	17,997,315	17,032,642	964,673	5.66%

Non-operating expenses:
Depreciation	10,715,050	9,691,014	1,024,036	10.57%
Interest	10,326,469	10,897,983	(571,514)	(5.24)%
Loss on extinguishment of debt	-	-	-	-
Amortization of acquired in-place leases and tenant relationships	-	1,061,003	(1,061,003)	(100.00)%
Total non – operating expenses	21,041,519	21,650,000	(608,481)	-2.81%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(3,044,204)	(4,617,358)	1,573,154	34.07%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Equity in income of Mortgage Funds	-	-	-	-

Minority common interest in Operating Partnerships	-	-	-	-

Income from discontinued operations	-	-	-	-

Net income (loss)	$(3,044,204)	$(4,617,358)	$1,573,154	34.07%

	Total Property Portfolio
	Years ended December 31,
	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rental	$60,508,492	$34,873,996	$25,634,496	73.51%
Interest utility reimbursement and other	3,482,774	2,667,450	815,324	30.57%
Total revenue	63,991,266	37,541,446	26,449,820	70.45%

Operating expenses:
Operating	16,137,044	9,378,601	6,758,443	72.06%
Maintenance	4,831,932	2,742,118	2,089,814	76.21%
Real estate taxes	6,913,400	4,191,759	2,721,641	64.93%
General and administrative	3,570,894	1,595,994	1,974,900	123.74%
Management fees	4,285,212	2,618,093	1,667,119	63.68%
Total operating expenses	35,738,482	20,526,565	15,211,917	74.11%

Net operating income	28,252,784	17,014,881	11,237,903	66.05%

Non-operating expenses:
Depreciation	21,107,820	10,823,256	10,284,564	95.02%
Interest	16,928,920	10,484,255	6,444,665	61.47%
Loss on sale of securities	-	163,630	(163,630)	(100.00)%
Loss on extinguishment of debt	286,786	1,059,143	(772,357)	(72.92)%
Amortization of acquired in-place leases and tenant relationships	3,321,236	1,603,612	1,717,624	107.11%
Total non – operating expenses	41,644,762	24,133,896	17,510,866	72.56%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(13,391,978)	(7,119,015)	(6,272,963)	(88.12)%

Minority interest in properties	83,063	(2,932,572)	3,015,635	(102.83)%

Equity in loss of Multifamily Venture and Limited Partnership	(133,150)	(276,085)	142,935	(51.77)%

Equity in income of Mortgage Funds	3,040,732	3,392,585	(351,853)	(10.37)%

Minority common interest in Operating Partnerships	(7,320,750)	(976,100)	(6,344,650)	(650.00)%

Income from discontinued operations	24,110,830	(133,168)	24,243,998	18200.12%

Gain on transfer of assets to Multifamily Venture	-	232,704	(232,704)	(100.00)%

Net income (loss)	$6,388,747	$(7,811,651)	$14,200,398	181.78%

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004 (Same Property Portfolio).

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased slightly in the year ended December 31, 2005 as compared to 2004. The increase continues to be due mainly to the ongoing property rehabilitation efforts at four of the properties within the Same Property Portfolio. The success of the projects continue to grow rental revenues as management implements its plan to update apartment units at select properties with new kitchen and bathrooms and/or in-unit laundry equipment and is able to put the rehabilitated units back on the rental market at significant rental premiums to the pre-rehabilitation rent levels. Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stabilized occupancy levels due to improved sub-market conditions. Softness in rental revenues of certain sub-markets in the Southwest has seen improvement in the latter part of 2005 and resulted in the reversal of negative trends experienced in prior periods.  Specifically, occupancy in the Company’s Texas market experienced improvement in late 2005 due in part to a temporary inflow of evacuees from the Gulf coast. Although the trend of occupancy appears to have improved in the Houston and Dallas sub-markets, the Company continues to monitor market conditions and intends to take appropriate measures to maintain occupancy levels. Additionally, occupancy levels remained below expectations in 2005 due mainly to the continued popularity of single family home purchases which have, and to a lesser degree continue to, benefit from low interest rates and the over supply of apartment units in the sub-market. Management anticipates that the continued rise in interest rates will have a dilutive effect on the popularity of home purchases and contribute to the continued stabilization of occupancy rates, which we believe is reflective of the positive occupancy trends experienced in the later months of the year ended December 31, 2005.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased slightly for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Interest and utility reimbursements increased slightly period over period while other miscellaneous revenues increased more significantly, mainly due to increases in damage, relet, late, pet, month-to-month, and clubhouse rental fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Same Property Portfolio operating expenses in the year ended December 31, 2005, which include property staff costs as well as advertising, commissions and utilities increased as compared to the year earlier period. Modest increases in utility costs due to rate increases were offset by less than expected payroll and benefits and lower property liability insurance. The Seasons of Laurel property contributed significantly to the utility increases as the electric industry was deregulated in the local market which resulted in sharp rate increases. The rate increases were effective in mid 2004 and the resulting cost increases have been borne by the Company, as the property does not currently pass thru utilities to its tenants. A majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than the Seasons of Laurel property.

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

Real Estate Taxes

Total Property Portfolio real estate taxes decreased for the year ended December 31, 2005 from 2004. The decrease is due mainly to the continued escalation of assessed property valuations within the portfolio. The Company monitors increases in assessed values on its properties and will contest and seek arbitration on any increase in assessed value that it considers to be unreasonable. The Company currently believes that an upward trend in real estate tax expense will continue to be experienced as local and state governments continue to rely on property taxes as an important revenue stream.

General and Administrative

General and administrative expense levels for activities at the Same Property Portfolio were consistent year over year, 2004 to 2005. Such general and administrative expenses include professional and legal fees, as well as bank charges, office, telephone and travel expenses.

Management Fees

Property management fees are assessed on the revenue stream of each property under management. As revenues for the year ended December 31, 2005 experienced gains over the prior comparative year, related property management fees increased in relation to those revenue gains. Asset management fees are based on property values and increased in relation to the increase in the number properties owned and acquired during 2005. Additionally, the applicable rates assessed to the revenue streams and asset values remained consistent during 2005 and 2004.

Non Operating Expenses

Depreciation

Depreciation expense for the Same Property Portfolio increased for the year ended December 31, 2005 as compared to the prior year ended December 31, 2004. The increase is reflective of additions to basis of the Company’s multifamily apartment communities. The additions result mainly from major rehabilitation projects ongoing at four of the Same Property Portfolio properties and, to a lesser degree, normal capital spending activities at the properties.

Interest

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

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition of the property and amortized over a 12-month period. As the properties in the same store portfolio have been owned in the prior year, the 12-month amortization period did not extend for a full year into the period ended December 31, 2005.

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

Mortgage Debt to Fair Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of December 31, 2006 is as follows:

Mortgage Debt Summary	Balance	Weighted Average Rate

Collateralized – Fixed Rate	$469,378,510	5.44%

Debt Maturity Schedule

Year	Balance	% of total

2007	$3,439,348	0.73%
2008	13,219,272	2.82%
2009	20,519,931	4.37%
2010	5,053,594	1.08%
2011	5,374,383	1.14%
Thereafter	421,771,982	89.86%
Total	$469,378,510	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of December 31, 2006 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP. At December 31, 2006 and 2005, the aggregate net book value of our real estate assets was $445,597,599 and $384,046,110, respectively, as compared to the fair values at December 31, 2006 and 2005 of $774,709,000 and $611,286,000, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation.

The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of December 31, 2006 and 2005.

Debt-to-Fair Value of Real Estate Assets

	2006	2005

Net book value of multifamily apartment communities	$445,597,599	$384,046,110
Accumulated depreciation	148,670,523	126,910,939
Historical cost	594,268,122	510,957,049
Increase in fair value over historical cost	180,440,878	100,328,951
Fair Value – estimated	$774,709,000	$611,286,000

Mortgage Debt	$469,378,510	$370,521,700

Debt-to-Fair Value	60.59%	60.61%

The debt-to-fair value of real estate assets does not include any outstanding borrowings under the revolving credit facility, which were $0 at December 31, 2006 and 2005. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%. If the Company were to be in violation of these covenants, we would be unable to draw advances from our line which could have a material impact on our ability to meet our short-term liquidity requirements. Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows. As of December 31, 2006 and 2005, the Company was in compliance with the covenants of the revolving credit facility. Fair value of the real estate assets is based on the management most current valuation of properties, which was made for all properties owned at December 31, 2006 and 2005.

The fair values are based on management’s best estimate of current value for properties owned as of December 31, 2006 and 2005. Capital discounts rates used in management’s estimates range from a low of 1.65% to a high of 6.50%. Estimated values of individual properties within the portfolio range from $1,530,827 to $142,373,700.

Funds From Operations

The Company has adopted the revised definition of Funds from Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO falls within the definition of a “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC. Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company; FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

The following table presents a reconciliation of GAAP net income (loss) to FFO for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
Net income (loss)	$(19,996,781)	$6,388,747	$(7,811,651)
Add:
Depreciation of real property	22,007,364	16,727,642	8,964,346
Depreciation of real property included in results of discontinued operations	-	388,541	-
Minority interest in Operating Partnership	11,713,200	7,320,750	976,100
Minority interest in properties	1,555,595	-	2,932,572
Amortization of acquired in-place leases and tenant relationships	1,167,869	3,321,236	1,603,612
Equity in loss of Multifamily Venture	-	133,150	276,085
Funds from operations of Multifamily Venture	-	230,445	-

Less:
Minority interest in properties	-	(83,063)	-
Equity in income of Multifamily Venture	(8,623,757)	-	-
Funds from operations of Multifamily Venture	(250,674)	-	(1,260)
Minority interest in properties share of funds from operations	(939,306)	(1,008,978)	(174,980)
Gain on transfer of property to Multifamily Venture	-	-	(232,704)
Gain on disposition of real estate assets	-	(25,215,105)	-
Funds from Operations	$6,633,510	$8,203,365	$6,532,120

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

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company were to become regulated as an investment company, then, among other things, the Company’s ability to use leverage would be substantially reduced and there would be restrictions on certain types of fees paid. The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate” (i.e., “Qualifying Interest”). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status. As of December 31, 2006 and 2005 the Company determined that it is in and has maintained compliance with this requirement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The tables present principal cash flows and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2006 and 2005.

The following table reflects the mortgage notes payable as of December 31, 2006.

Mortgage Debt, Including Current Portion Maturing In
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed Rate Debt	$3,439,348	$13,219,272	$20,519,931	$5,053,594	$5,374,383	$421,771,982	$469,378,510
Average Interest Rate	4.97%	6.32%	5.18%	5.09%	5.10%	5.36%	5.44%

The following table reflects the mortgage notes payable as of December 31, 2005.

Mortgage Debt, Including Current Portion Maturing In
	2006	2007	2008	2009	2010	Thereafter	Total

Fixed Rate Debt	$2,098,144	$4,657,610	$5,516,505	$86,944,544	$4,872,342	$266,432,555	$370,521,700
Average Interest Rate	5.27%	5.13%	5.15%	5.46%	5.04%	5.96%	5.15%

The level of market rate interest risk increased during 2006. The increase relates mainly to incrementally higher levels of outstanding mortgage debt payable of $469,378,510 at December 31, 2006 from $370,521,700 at December 31, 2005. Additionally, the increase is further compounded by an increase in the average interest rate on the outstanding debt over the same period. The rate increase is due mainly to higher interest rate levels on debt acquired during 2006. The Company manages its interest rate risk on mortgage debt by monitoring the funding markets and the related changes in prevailing mortgage debt interest levels. Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate.

As of December 31, 2006 and 2005, there was no variable interest rate debt outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements and Financial Statement Schedule” on page 67 to this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND         FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended December 31,2006 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and directors are as follows:

Name and age	Position or Offices Held

Douglas Krupp (60)	Chairman of the Board of Directors
David C. Quade (63)	President, Chief Financial Officer and Director
Randolph G. Hawthorne (57)	Director
Robert M. Kaufman (57)	Director
Richard B. Peiser (58)	Director
Frank Apeseche (49)	Vice President and Treasurer
Christopher M. Nichols (42)	Vice President, Controller and Assistant Secretary
Mary Beth Bloom (33)	Vice President and Secretary

Douglas Krupp, Director and Chairman of the Board of Berkshire Income Realty, Inc. since January 28, 2005. Mr. Krupp is also the co-founder and Vice-Chairman of our affiliate, the Berkshire Group, an integrated real estate and financial services firm engaged in real estate acquisitions, property management and investment sponsorship. The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp served as Chairman of the Board of Trustees of both Krupp Government Income Trust I & Krupp Government Income Trust II from 1991 – 2005. Formerly, Mr. Krupp served as Chairman of the Board of Directors of Berkshire Realty Company, Inc. and Harborside Healthcare Company, two publicly traded companies on the New York Stock Exchange. Mr. Krupp is a member of the Anti-Defamation League's National Executive Committee, a member of its Board of Trustees and Vice President of the ADL Foundation.  Mr. Krupp is on the Board of Directors for The Commonwealth Shakespeare Company, a Member of the Corporation of Partners HealthCare System and a past member of the Board of Directors for Brigham & Women's Hospital. Mr. Krupp is a graduate of Bryant College. In 1989, he received an Honorary Doctorate of Science in Business Administration from this institution and was elected trustee in 1990.

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

The Company does not currently have a nominating committee as the Board has determined, given its relatively small size, that Robert Kaufman, Randolph Hawthorne and Richard Peiser ,(the “Independent Directors”) shall perform this function. Nominees for positions on the Board are identified and recommended by a majority of the Independent Directors on the Board (as defined in the American Stock Exchange listing requirements). Director candidates, including Directors up for re-election and those nominated by Shareholders entitled to vote for the election of directors, are considered based upon various criteria, including broad-based business and professional skills and experience, personal integrity, sound business judgment, community involvement, and time available to devote to Board activities. The 5 nominees approved by the Board are Directors standing for re-election. The Company has not paid a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees. The Board did not receive a Director candidate recommendation from a Shareholder that beneficially owned more than 5% of the Company’s common voting shares or from a group of Shareholders that beneficially owned, in the aggregate, more than 5% of the Company’s common voting shares. The Board will consider Director candidates recommended by Shareholders entitled to vote for the election of directors. A Shareholder entitled to vote for the election of directors, who wishes to recommend a prospective nominee for the Board should notify the Company's Secretary in writing at One Beacon Street, Suite 1500, Boston, MA 02108with the identity of the nominator and nominee, the biographical information for each nominee, a description of business and personal experience for each nominee, a written consent from the nominee to serve as a Director if so elected and any other information that the voting Shareholder considers appropriate at least 90 days prior to the annual meeting at which Directors are to be elected.

The Company has adopted a code of ethics (the "Code") that applies to all of its employees (including its principal executive officers, principal financial officer and principal accounting officer) and directors. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code applicable to certain enumerated executive officers by posting such information on its website at http://www.berkshireincomerealty.com. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o James Juliano, One Beacon Street, Boston, MA 02108.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders, during the fiscal year ended December 31,

2006 and prior fiscal years none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

Except for our independent directors identified below, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and irectors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

N/a	n/a	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
		$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations. These persons are compensated at the rate of $30,000 per year for service as directors and receive reimbursement for their travel expenses incurred in connection with Board duty. There were no other arrangements to compensate the directors for Board or committee in 2006.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2006 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

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

(2) Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The general partners of Krupp Family Limited Partnership-94 are George Krupp and Douglas Krupp, who each own 50% of the general partnership interests in Krupp Family Limited Partnership-94. By virtue of their interests in the Krupp Family Limited Partnership-94, George Krupp and Douglas Krupp may each be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. Douglas Krupp is also a director of the Company. George Krupp is a former director of the Company.

(3)	Includes 1,283,313 shares owned by KRF Company that may be deemed to be beneficially owned by George Krupp, as described in Footnote (2).

(4) Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The Douglas Krupp 1980- Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. The trustee of the Douglas Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

(5)

Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The George Krupp 1980 Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. The trustee of the George Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

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

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock. As of December 31, 2006 and 2005, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 about shares of our equity securities outstanding and available for issuance under equity compensation plans. The Company does not have equity securities outstanding or available for issuance under a equity compensation plan as of December 31, 2006.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Fees

We have entered into an advisory services agreement with Berkshire Advisor. Douglas Krupp, one of our directors, together with his brother George Krupp (formerly a director of the Company and former Chairman of the Board), indirectly own substantially all of the member interests in Berkshire Advisor. Under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. The asset management fee was payable with respect to the initial properties contributed to us by our affiliate at the completion of the Company’s offers (the “Offering”) to issue its 9% Series A Cumulative Redeemable

Preferred Stock in exchange for interests (“Interests”) in certain mortgage funds, but not with respect of the Interests acquired by us in the Offering. Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the audit committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange).

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid. Prior to April 4, 2003, asset management fees paid by the Predecessor were based on fees specified under the terms of the agreements governing the various Predecessor entities. Berkshire Advisor earned asset management fees of $1,673,446, $1,635,942 and $1,180,545 during 2006, 2005 and 2004, respectively. The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the minority partners in the properties.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the audit committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange). Berkshire Advisor received acquisition fees for 2006, 2005 and 2004 as follows:

Acquisition	Acquisition Fee 2006	Acquisition Fee 2005	Acquisition Fee 2004

Briarwood Village	$138,167	$-	$-
Chisholm Place	96,250	-	-
Standard at Lenox Park	471,000	-	-
Westchester West		392,500	-
Berkshires on Brompton		144,000	-
Berkshires at Westchase		99,000	-
Lakeridge		343,440	-
Riverbirch		82,000	-
Savannah		275,200	-
Bear Creek		-	49,000
Laurel Woods		-	52,500
Bridgewater		-	189,500
Trellis		-	88,250
Silver Hill		-	43,500
Arboretum		-	105,750
Arboretum Land		-	15,000
Arrowhead		-	79,124
Moorings		-	83,029
Country Place I		-	134,145
Country Place II		-	84,607
Yorktowne		-	215,000
	$705,417	$1,336,140	$1,139,405

As of January 1, 2005, the Company pays a construction management fee to an affiliate for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $849,490 and $1,096,538 in construction management fees for the year ended December 31, 2006 and 2005, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

During 2006 and 2005, Berkshire Advisor and during 2004, BRI OP Limited Partnership (“BRI OP”), both affiliates of The Berkshire Group, acted as property manager under property management agreements between the Company and Berkshire Advisor and BRI OP. Douglas and George Krupp indirectly own substantially all of the interests in Berkshire Advisor. Additionally, Douglas and George Krupp indirectly own general and limited partner interests in Berkshire Realty Holdings, L.P., the parent of BRI OP, which was owned in a venture with unaffiliated third parties. Under the original property management agreement, BRI OP was entitled to receive a property management fee, payable monthly, equal to 5% of the gross rental receipts, including rentals and other operating income, received each month with respect to the initial properties. On May 6, 2003, the property management agreements were modified to reduce those fees from 5% of gross income to 4% of gross income. The change was applied prospectively effective April 1, 2003. The property management fee for Windward Lakes was increased from 3% of gross income to 4% of gross income once the McNab debt was paid off. The total amount of property management fees paid to BRI OP under the property management agreements was $1,553,222 for the year ended December 31, 2004. As of January 1, 2005, Berkshire Advisor assumed property management responsibilities under the various property management agreements. The total amount of property management fees paid to Berkshire Advisor under the property management agreements was $2,995,596 and $2,731,080 for the year ended December 31, 2006 and 2005 respectively.

Under the advisory services agreement and the property management agreements, Berkshire Advisor and BRI OP, respectively, are reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties. Berkshire Advisor also is reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services. Expense reimbursements paid was $316,060 and $246,062 for the years ended December 31, 2006 and 2005, respectively. Salary reimbursements paid was $7,963,168 and $6,928,648 for the years ended December 31, 2006 and 2005, respectively.

In addition to the fees listed above, the Multifamily Venture paid Berkshire Advisor an acquisition fee of $230,000 upon the consummation of the Multifamily Venture on May 1, 2004. Also, the Multifamily Venture paid construction management fees of $0 and $2,329 and property management fees of $42,864 and $136,895 to Berkshire Advisor during 2006 and 2005, respectively.

Director Independence

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations. Such persons act as the Company's audit committee, which does not included any non-independent directors of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $334,500 and $291,000 for the years ended December 31, 2006 and 2005, respectively, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $106,515 and $93,621 for the years ended December 31, 2006 and 2005, respectively, relating to the filing of Forms 8K and the related Forms 8K/A for the inclusion of the financial statements and proforma financial information relating to such acquisitions, and research related to new accounting pronouncements such as FIN 46 and FAS 150. Fees also include services related to preparations for compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $47,164 and $33,420 for the years December 31, 2006 and 2005, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 for the years ended December 31, 2006 and 2005.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	See “Index to Financial Statements and Financial Statement Schedule” on page 67 to this report.
(b)	Exhibits:

Number and Description Under Regulation S-K

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

3.2	By laws of the Registrant (Incorporated by reference to Exhibit No. 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

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

10.33

Letter agreement between Berkshire Multifamily Value Fund, L.P., and Berkshire Income Realty, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.34

Purchase and Sale Agreement between Marina Mile, LLC and BIR I, LLC (individually and collectively, as applicable, “Seller”) and Metro Real Estate Group, Inc. dated January 3, 2006. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on January 10, 2006).

10.35

Second Amendment to Purchase and Sale Agreement between Marina Mile, LLC and BIR I, LLC (collectively, “Seller”) and Metro Real Estate Group, Inc. dated February 8, 2006. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on February 17, 2006).

10.36

Purchase and Sale Agreement between ING U.S.- Residential Fund, L.P., a Delaware limited partnership; and Berkshire Income Realty – OP, L.P., a Delaware limited partnership, dated November 10, 2006. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on November 16, 2006).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

The information required by this item is set forth below in the financial statements included herein.

BERKSHIRE INCOME REALTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm---------------------------------	68

Consolidated Balance Sheets at December 31, 2006 and 2005-----------------------------	69

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004------------------------------------------------------------------------------------------	70

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2006, 2005 and 2004 ---------------------------------------------------------	71

Consolidated Statements of Changes in Stockholders’ Equity / Deficit for the Years Ended December 31, 2006, 2005 and 2004--------------------------------------------------	72

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004-----------------------------------------------------------------------------------	73-74

Notes to Consolidated Financial Statements---------------------------------------------------	75-102

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2006------	103-105

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto	-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. (the “Company”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 27, 2007

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS

Multifamily apartment communities, net of accumulated depreciation of $148,670,523 and $126,910,939, respectively	$445,597,599	$384,046,110
Cash and cash equivalents	15,393,249	22,134,658
Cash restricted for tenant security deposits	1,803,633	1,448,440
Replacement reserve escrow	5,645,565	1,570,379
Prepaid expenses and other assets	9,013,615	8,973,313
Investment in Mortgage Funds	-	-
Investment in Multifamily Venture and Limited Partnership	11,000,949	3,397,825
Acquired in place leases and tenant relationships, net of accumulated amortization of $6,215,155 and $5,047,287, respectively	718,994	917,064
Deferred expenses, net of accumulated amortization of $702,730 and $645,268, respectively.	3,526,574	3,174,103

Total assets	$492,700,178	$425,661,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$469,378,510	$370,521,700
Due to affiliates	1,380,472	1,379,602
Dividend and distributions payable	1,837,607	1,837,607
Accrued expenses and other liabilities	12,012,347	10,050,160
Tenant security deposits	2,152,228	1,945,989

Total liabilities	486,761,164	385,735,058

Commitments and Contingencies	-	-

Minority interest in properties	-	7,003,446

Minority interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2006 and 2005, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2006 and 2005, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized; 1,406,196 issued and outstanding at December 31, 2006 and 2005, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2006 and 2005, respectively	-	-
Accumulated deficit	(64,285,878)	(37,301,504)
Accumulated other comprehensive income (loss)	-	-

Total stockholders’ equity	5,939,014	32,923,388

Total liabilities and stockholders’ equity	$492,700,178	$425,661,892

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2006	2005	2004
Revenue:
Rental	$71,812,816	$60,508,492	$34,873,996
Interest	974,226	448,127	830,804
Utility reimbursement	1,196,799	905,114	487,263
Other	2,826,083	2,129,533	1,349,383

Total revenue	76,809,924	63,991,266	37,541,446

Expenses:
Operating	19,399,335	16,137,044	9,378,601
Maintenance	5,442,690	4,831,932	2,742,118
Real estate taxes	8,029,848	6,913,400	4,191,759
General and administrative	2,832,296	3,570,894	1,595,994
Management fees	4,669,042	4,285,212	2,618,093
Depreciation	27,229,072	21,107,820	10,823,256
Interest	21,850,664	17,135,689	10,484,255
Loss on sale of securities	-	-	163,630
Loss on extinguishment of debt	1,540,851	80,017	1,059,143
Amortization of acquired in-place leases and tenant relationships	1,167,869	3,321,236	1,603,612

Total expenses	92,161,667	77,383,244	44,660,461

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, discontinued operations and gain on transfer of property to Multifamily Venture	(15,351,743)	(13,391,978)	(7,119,015)

Minority interest in properties	(1,555,595)	83,063	(2,932,572)

Equity in income (loss) of Multifamily Venture and Limited Partnership	8,623,757	(133,150)	(276,085)

Equity in income of Mortgage Funds	-	3,040,732	3,392,585

Minority common interest in Operating Partnership	(11,713,200)	(7,320,750)	(976,100)

Net loss from continuing operations	(19,996,781)	(17,722,083)	(7,911,187)

Discontinued operations:
Loss from discontinued operations	-	(1,104,275)	(133,168)
Gain on disposition of real estate asset	-	25,215,105	-
Income (loss) from discontinued operations	-	24,110,830	(133,168)

Income (loss) before gain on transfer of assets to Multifamily Venture	(19,996,781)	6,388,747	(8,044,355)

Gain on transfer of assets to Multifamily Venture	-	-	232,704

Net income (loss)	$(19,996,781)	$6,388,747	$(7,811,651)

Preferred dividend	(6,700,793)	(6,700,796)	(6,700,814)

Net loss available to common shareholders	$(26,697,574)	$(312,049)	$(14,512,465)

Net loss from continuing operations per common share, basic and diluted	$(18.99)	$(18.10)	$(11.39)

Net income (loss) from discontinued operations per common share, basic and diluted	$-	$17.87	$(0.10)

Net loss per common share, basic and diluted	$(18.99)	$(0.23)	$(11.31)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,348,963	1,283,313

Dividend declared per common share	$0.20	$0.15	$0.01

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2006	2005	2004

Comprehensive income (loss):
Net income (loss)	$(19,996,781)	$6,388,747	$(7,811,651)

Other comprehensive income:

Unrealized gains arising during the year	-	-	14,229

Comprehensive income (loss)	$(19,996,781)	$6,388,747	$(7,797,422)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred Series A Stock		Class B Common Stock		Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ equity/(deficit)
.	Shares	Amount	Shares	Amount

Balance at December 31, 2003	2,978,110	70,210,830	1,283,313	$12,833	$(22,452,115)	$(14,229)	$47,757,319

Net Loss	-	-	-	-	(7,811,651)	-	(7,811,651)

Distributions to preferred shareholders	-	-	-	-	(6,700,814)	-	(6,700,814)

Distributions to common shareholders	-	-	-	-	(23,900)	-	(23,900)

Net unrealized loss on available for sale securities	-	-	-	-	-	(14,229)	(14,229)

Balance at December 31, 2004	2,978,110	70,210,830	1,283,313	12,833	(36,988,480)	-	33,235,183

Issuance of Common Stock	-	-	122,883	1,229	288,775	-	290,004

Net Income	-	-	-	-	6,388,747	-	6,388,747

Distributions to minority owners / partners	-	-	-	-	(110,500)	-	(110,500)

Distributions to preferred shareholders	-	-	-	-	(6,700,796)	-	(6,700,796)

Distributions to common shareholders	-	-	-	-	(179,250)	-	(179,250)

Balance at December 31, 2005	2,978,110	70,210,830	1,406,196	14,062	(37,301,504)	-	32,923,388

Net loss	-	-	-	-	(19,996,781)	-	(19,996,781)

Distributions to preferred shareholders	-	-	-	-	(6,700,793)	-	(6,700,793)

Distributions to common shareholders	-	-	-	-	(286,800)	-	(286,800)

Balance at December 31, 2006	2,978,110	$70,210,830	1,406,196	$14,062	$(64,285,878)	$-	$5,939,014

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(19,996,781)	$6,388,747	$(7,811,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	457,241	335,231	297,555
Amortization of acquired in-place leases and tenant relationships	1,167,869	3,321,237	1,603,612
Depreciation	27,229,072	21,568,346	11,628,272
Loss on extinguishment of debt	324,940	80,017	294,870
Loss on available for sale securities	-	-	163,630
Minority interest in properties	1,555,594	(83,063)	2,932,572
Accretion of Mortgage Funds	-	(1,315,453)	(2,134,723)
Equity in loss of Multifamily Venture	(8,623,757)	133,150	276,085
Gain on transfer of assets to Multifamily Venture	-	-	(232,704)
Minority interest in Operating Partnership	11,713,200	7,320,750	976,100
Interest earned on 1031 deposits	(82,597)	-	-
Gain on disposition of real estate assets	-	(25,257,837)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(244,371)	246,669	265,833
Prepaid expenses and other assets	157,519	(1,637,183)	(1,083,352)
Due to/from affiliates	870	(483,220)	543,807
Accrued expenses and other liabilities	1,381,847	3,497,830	1,919,000
Net cash provided by operating activities	15,040,646	14,115,221	9,638,906

Cash flows from investing activities:
Capital improvements	(18,114,850)	(21,887,360)	(8,196,211)
Acquisition of multifamily apartment communities	(50,481,501)	(57,503,268)	(89,614,747)
Acquisition of real estate limited partnership interests	-	(39,614,714)	(13,897,073)
Proceeds received from transfer of property to Multifamily Venture	-	-	3,831,728
Distributions from investments in Mortgage Funds	-	11,483,146	16,013,937
Purchase of available-for-sale securities	-	-	(332,548)
Deposits to replacement reserve	(5,079,391)	(306,490)	(1,100,809)
Withdrawals from replacement reserve	1,019,053	1,070,063	369,819
Distributions from investment in Multifamily Venture	692,032	343,458	150,201
Investment in Multifamily Venture	(10,745,218)	(1,599,933)	(612,649)
Proceeds from sale of available-for-sale securities	-	-	18,671,562
Acquisition of in-place leases and tenant relationships	(592,687)	(1,356,867)	(1,981,591)
Net cash used in investing activities	(83,302,562)	(109,371,965)	(76,698,381)

Cash flows from financing activities:
Borrowings from mortgage notes payable	161,094,000	104,329,000	140,807,500
Principal payments on mortgage notes payable	(1,977,019)	(1,837,665)	(1,969,138)
Borrowings from revolving credit facility – affiliate	7,000,000	16,000,000	-
Principal payments on revolving credit facility – affiliate	(7,000,000)	(16,000,000)	-
Good faith deposits on mortgages	-	976,826	(1,267,825)
Issuance of common stock	-	290,004	-
Distributions paid to tax authority on behalf of partners	-	(110,500)	-
Prepayments on mortgage notes payable	(69,218,989)	(3,269,967)	(74,275,922)
Defeasance costs	-	-	(2,015,592)
Deferred financing costs	(1,117,652)	(1,112,573)	(1,621,086)
Cash shortfall distribution from Multifamily Venture	-	-	379,527
Distributions to minority interest in properties	(8,559,040)	(1,041,556)	(2,932,572)
Distributions on common operating partnership units	(12,000,000)	(6,750,000)	(1,000,000)
Distributions to preferred shareholders	(6,700,793)	(6,700,796)	(6,700,800)
Contributions from holder of minority interest in properties	-	705,584	7,422,481
Net cash provided by financing activities	61,520,507	85,478,357	56,826,573

Net decrease in cash and cash equivalents	(6,741,409)	(9,778,387)	(10,232,902)
Cash and cash equivalents at beginning of year	22,134,658	31,913,045	42,145,947
Cash and cash equivalents at end of year	$15,393,249	$22,134,658	$31,913,045

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2006	2005	2004
Supplemental disclosure:
Cash paid for interest	$19,935,126	$18,522,603	$11,328,093

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared and payable to preferred shareholders	$837,607	$837,607	$837,607
Dividends and distributions declared and payable on common operating partnership units and shares	$1,000,000	$1,000,000	$250,000
Transfer of Marina Mile property to Multifamily Venture	$-	$-	$23,190,670
Transfer of Marina Mile mortgage notes payable to Multifamily Venture	$-	$-	$17,400,000
Transfer of Marina Mile other assets and liabilities to Multifamily Venture, net	-	$-	$103,507
Capital improvements included in accrued expenses and other liabilities	$274,084	$228,994	$1,202,035

Acquisition of real estate limited partnership interests:

Assets purchased:
Cash restricted for tenant security deposits	$-	$(137,722)	$(190,226)
Replacement reserve escrows	-	-	(859,800)
Prepaid expenses and other assets	-	(122,216)	(887,526)
Acquired in place leases and tenant relationships	-	(732,219)	(1,057,653)
Multifamily apartment communities	-	(38,948,802)	(40,481,487)
Liabilities assumed:
Mortgage notes payable	-	-	28,194,470
Accounts payable and accrued expenses	-	188,523	1,176,196
Tenant security deposits	-	137,722	208,953

Net cash used for acquisition of real estate limited partnership interests	$-	$(39,614,714)	$(13,897,073)

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(70,618,165)	$(94,498,144)	$(100,270,727)
Acquired in-place leases and tenant relationships	(377,113)	-	-
Escrows	(14,847)	(176,000)	(248,454)
Prepaid expenses	(197,822)	-	-
Deferred expenses	(17,000)	-	-
Liabilities assumed:
Mortgage notes payable	8,958,818	15,720,000	10,904,434
Accrued expenses	532,797	-	-
Tenant security deposits	95,417	-	-
Use of cash held in escrow from Section 1031 tax exchange	11,073,818	21,450,876	-
Use of interest earned on cash held in escrow from Section 1031 tax exchange	82,596	-	-

Net cash used for acquisition of Multifamily apartment communities	$(50,481,501)	$(57,503,268)	$(89,614,747)

Sale of real estate:

Gross selling price	$19,108,704	$34,725,000	$-
Payoff of mortgage note payable	(7,900,784)	(13,136,623)	-
Cost of sale	(134,102)	(137,501)	-
Cash held in escrow from Section 1031 tax exchange	(11,073,818)	(21,450,876)	-
Cash flows from sale of real estate assets	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization. The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.

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

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

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

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2006 is presented below:

Description	Location	Year Acquired	(Unaudited) Total Units	Ownership Interest	(Unaudited) 2006 Occupancy (1)

Century	Cockeysville, Maryland	1984	468	75.82%	96.80%
Dorsey’s Forge	Columbia, Maryland	1983	251	91.38%	94.14%
Hannibal Grove	Columbia, Maryland	1983	316	91.38%	91.03%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	89.69%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	94.93%
St.Marin/Karrington	Coppell, Texas	2003	600	100.00%	95.07%
Laurel Woods	Austin, Texas	2004	150	100.00%	96.38%
Bear Creek	Dallas, Texas	2004	152	100.00%	95.07%
Bridgewater	Hampton, Virginia	2004	216	100.00%	97.18%
Trellis	Newport News, Virginia	2004	176	100.00%	93.72%
Arboretum	Newport News, Virginia	2004	184	100.00%	96.75%
Silver Hill	Newport News, Virginia	2004	153	100.00%	98.13%
Arrowhead	Palatine, Illinois	2004	200	58.00%	95.03%
Moorings	Roselle, Illinois	2004	216	58.00%	95.78%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	97.54%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	97.54%
Yorktowne	Millersville, Maryland	2004	216	100.00%	87.23%
Westchester West	Silver Spring, Maryland	2005	345	100.00%	96.26%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	71.35%
Berkshire at Westchase	Houston, Texas	2005	324	100.00%	93.63%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	90.56%
Lakeridge	Hampton, Virginia	2005	282	100.00%	98.47%
Savannah at Citrus Park	Tampa, Florida	2005	264	100.00%	96.13%
Briarwood Village	Houston, Texas	2006	342	100.00%	83.92%
Chisholm Place	Dallas, Texas	2006	142	100.00%	87.78%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	92.80%
Total			7,900

(1) – Represents the average year-to-date physical occupancy.

Discussion of dispositions for the years ended December 31, 2006 and 2005

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

On April 18, 2006, the Operating Partnership completed the sale of 100% of its interest in The Berkshires at Marina Mile property (“Marina Mile”) in Fort Lauderdale, Florida. The Company’s share of the proceeds from the sale of Marina Mile were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company reinvested the proceeds from the sale of its interests in Marina Mile in the acquisitions of Chisholm Place and Briarwood Village Apartments, which the Company completed the acquisition of on June 28, 2006 and August 30, 2006, respectively. The operating results of Marina Mile have not been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were not previously reported as part of continuing operations as the results were accounted for under the Equity Method of accounting.

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

The Company also evaluates its ownership interests in entities not deemed to be VIEs, including partnerships and limited liability companies, to determine if its economic interests result in the Company controlling the entity as promulgated in EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

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

The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight line method of amortization over a 24 month period. The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2006 acquisitions as of the acquisition date:

Property	Multifamily Apartment Communities	Acquired In-Place Leases	Tenant Relationships	Total booked at acquisition date

Briarwood Village	$13,955,489	$152,992	$71,711	$14,180,192
Chisholm Place	9,602,273	113,668	38,742	9,754,683
Standard at Lenox Park	47,060,403	468,050	124,637	47,653,090
Total	$70,618,165	$734,710	$235,090	$71,587,965

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

Concentration of credit risk

The Company maintains cash deposits with major financial institutions, which from time to time may exceed federally insured limits. The Company does not believe that this concentration of credit risk represents a material risk of loss with respect to its financial position as the Company invests with creditworthy institutions including national banks and major financial institutions.

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

Debt extinguishment costs

In accordance with FAS 145, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “loss on extinguishment of debt” in the Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

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

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2006 and 2005, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. Additionally, during 2006, the Company became subject to a franchise tax in North Carolina. As of January 1, 2007, the Company will become subject to the revised franchise tax calculation in Texas.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $27,516,301 and $21,474,000 as of December 31, 2006 and 2005, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

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

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.The Company will adopt FIN 48 as of January 1, 2007. The Company is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements.” SAB 108 addresses how the effect of prior year uncorrected misstatements should be evaluated when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantified error that is material in light of the relevant quantitative and qualitative factors. In the case when the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for fiscal years ending after November 30, 2006. The adoption of SAB 108 by the Company did not have a material impact on the financial position or operating results of the Company.

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

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	December 31,
	2006	2005
Land	$60,024,448	$51,448,117
Buildings, improvements and personal property	534,243,674	459,508,932

Multifamily apartment communities	594,268,122	510,957,049
Accumulated depreciation	(148,670,523)	(126,910,939)

Multifamily apartment communities, net	$445,597,599	$384,046,110

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

The operating results of discontinued operations for the year ended December 31, 2006 are not presented as there was no activity in 2006. The operating results of discontinued operations for the years ended December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Revenue:
Rental	$1,424,387	$2,737,834
Interest	1,707	1,610
Utility reimbursement	24,146	40,519
Other	139,977	198,254
Total revenue	1,590,217	2,978,217

Expenses:
Operating	333,560	743,149
Maintenance	96,987	228,447
Real estate taxes	213,374	425,000
General and administrative	38,061	75,989
Management fees	81,810	115,675
Depreciation	460,525	805,016
Loss on extinguishment of debt	1,132,275	-
Interest	337,900	718,109
Total expenses	2,694,492	3,111,385

Loss from discontinued operations	$(1,104,275)	$(133,168)

4.	AVAILABLE FOR SALE SECURITIES

During 2003, the Company purchased available-for-sale securities. During 2003 and 2004, the Company reinvested the earnings derived from the available-for-sale securities. During 2004, the Company sold all securities on hand, received $18,671,561 in proceeds from the sale and recorded realized loss on the sale of $163,630 which was recorded in earnings for the year ended December 31, 2004. There was no activity related to available-for-sale securities for the year ended December 31, 2005 and 2006.

5.	INVESTMENT IN MORTGAGE FUNDS

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

The summarized balance sheets of the Company’s investment in GIT II as of December 31, 2006 and December 31, 2005 have not been presented because the Mortgage Funds were liquidated.

The summarized statements of operations of each individually significant investment in the Mortgage Funds for the years ended December 31, 2006, 2005 and 2004 are presented in the following table. The balances for the year ended December 31, 2006 are zero as the final Mortgage Fund was liquidated on November 14, 2005.

The summarized statements of operations of each individually significant investment in the Mortgage Funds and the combined investment in the Mortgage Funds are as follows:

	December 31, 2006	December 31, 2005
	GIT II	GIT II

Revenue	$-	$ 7,491,285

Expenses	-	1,502,813

Net income	$-	$ 5,988,472

Company’s share of net income	$-	$ 1,725,279

Amortization of basis differential	-	1,315,453

Equity in income of Mortgage Funds	$-	$ 3,040,732

	December 31, 2004
	GIT II	Total Other Investments in Mortgage Funds	Combined
Revenue	$3,508,762	$3,111,377	$6,620,139

Expenses	1,308,632	1,009,916	2,318,548

Net income	$2,200,130	$2,101,461	$4,301,591

Company’s share of net income	$633,857	$624,005	$1,257,862

Amortization of basis differential	659,273	1,475,450	2,134,723

Equity in income of Mortgage Funds	$1,293,130	$2,099,455	$3,392,585

6.	INVESTMENT IN MULTIFAMILY VENTURE

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

Pursuant to the Operating Partnership’s completion of the sale of 100% of the interest in the Marina Mile property, the net proceeds from the sale in the amount of $11,073,818 were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Code, as amended. As of December 31, 2006, the Company had reinvested the total proceeds from the sale of interests in Marina Mile of $11,073,818 in the acquisition of Chisholm Place Apartments and Briarwood Village Apartments, which were completed on June 28, 2006 and August 30, 2006, respectively. The Company believes the acquisitions of Chisholm Place and Briarwood Village fulfill the purchase requirement under the 1031 exchange.

The summarized balance sheets of the Multifamily Venture are as follows:

	December 31,	December 31,
	2006	2005
ASSETS
Multifamily apartment communities, net	$-	$22,518,235
Cash and cash equivalents	321,887	632,902
Other assets	-	495,575
Total assets	$321,887	$23,646,712

LIABILITIES AND OWNERS’ EQUITY
Mortgage note payable	$-	$17,400,000
Other liabilities	-	346,030
Owners’ equity	321,887	5,900,682
Total liabilities and owners’ equity	$321,887	$23,646,712

Company’s share of equity (1)(2)	$146,522	$1,887,134

(1)

At December 31, 2006 and December 31, 2005, amount represented the Company’s carrying values of its share of equity in the Multifamily Venture. At December 31, 2006 the Company’s carrying value of its share of equity in the Multifamily Venture was equal to its ownership interest if computed using the Company’s 45.52% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above, as of December 31, 2006. Balances remain on the records of the Multifamily Venture as the entity has not yet made final distributions of the remaining net assets.

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

The summarized statement of operations of the Multifamily Venture for the years ended December 31, 2006 and 2005 are presented in the following table.

	Year Ended December 31,
	2006	2005	2004
Revenue	$1,143,145	$3,824,794	$2,945,765

Expenses	1,527,488	4,061,554	3,942,013

Net loss	(384,343)	(236,760)	(996,248)

Net income included in consolidated results	-	-	207,805

Gain on sale of real estate assets	19,788,884	-	-
Net income (loss) attributable to investment	$19,404,541	$(236,760)	$(788,443)

Equity in income (loss) of Multifamily Venture	$8,832,947	$(82,866)	$(276,085)

Adjustment of carrying value	1,088,210	-	-
Equity in income (loss) of Multifamily Venture (1)	$9,921,157	$(82,866)	$(276,085)

(1)

– At of December 31, 2006, this amount represented the Company’s share of net income of the Multifamily Venture if computed using the Company’s 35.00% ownership percentage for the month of January 2006 and the 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property, for all other operating activity as well as the gain on the sale of real estate assets as presented in the table above. Additionally, the adjustment of the Company’s equity method carrying value in the Multifamily Venture results from the sale of the real estate assets in the venture. The adjustment reflects the difference between the Company’s historical carrying value of the investment and the net proceeds realized from the sale of assets. The remaining carrying value reflected on the balance sheet represents the Company’s share of the remaining net assets held by the venture. As of December 31, 2005 and 2004, this amount represented the Company’s share of the net loss of Multifamily Venture if computed using the Company’s 35.00% ownership percentage as presented in the table above.

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears. The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines. As of December 31, 2006 and December 31, 2005, the Company has accounted for its share of the equity in BVF operating activity through September 30, 2006 and September 30, 2005, respectively.

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

On November 8, 2006, the Company received notice of the fifth capital call by BVF. The capital call represents 15.9%, or $3,710,396, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on November 22, 2006 and brings the total direct investment by the Company to $12,181,301 or approximately 52.1% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	September 30, 2006	September 30, 2005

Multifamily apartment communities, net	$483,237,759	$-
Cash and cash equivalents	4,307,036	-
Other assets	22,300,247	-
Total assets	$509,845,042	$-

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$320,417,900	$-
Revolving credit facility	62,400,000	-
Other liabilities	19,025,264	718,346
Minority interest	14,588,442	-
Partners’ capital	93,413,436	(718,346)
Total liabilities and partners’ capital	$509,845,042	$-

Company’s share of partners’ capital	$6,539,638	$(50,284)
Basis differential (1)	4,314,789	1,560,975
Carrying value of the Company’s investment in Multifamily Limited Partnership	$10,854,427	$1,510,691

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above. At September 30, 2006, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $3,710,396, to BVF during the fourth quarter of 2006. Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call. At September 30, 2005, the differential related to the contribution of capital made by the Operating Partnership, in the amount of $1,560,975, to BVF during the fourth quarter of 2005.

The summarized statement of operations of the BVF Multifamily Venture for the years ended December 31, 2006 and 2005 is as follows:

	September 30, 2006	September 30, 2005
Revenue	$31,230,693	$-
Expenses	(51,791,748)	718,346
Minority interest	2,024,840	-

Net loss attributable to investment	$(18,536,215)	$(718,346)

Equity in loss of Multifamily Limited Partnership	$(1,297,400)	$(50,284)

8.	MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2006 and 2005:

Collateralized Property	Original Principal Balance	Principal December 31, 2006	Annual Interest Rate at December 31, 2006	Final Maturity Date	Monthly Payment	Principal December 31, 2005

Century	$29,520,000	$29,483,669	4.87%	2013	$119,802	$29,520,000
Century (2nd note)	3,417,000	3,378,933	6.12%	2013	18,008	3,417,000
Dorsey’s Forge	16,200,000	16,180,026	4.86%	2013	65,610	16,200,000
Dorsey’s Forge (2nd note)	2,324,000	2,298,110	6.12%	2013	12,247	2,324,000
Hannibal Grove	26,600,000	26,567,203	4.86%	2013	107,730	26,600,000
Hannibal Grove (2nd note)	4,563,000	4,512,166	6.12%	2013	24,047	4,563,000
Seasons of Laurel	99,200,000	99,200,000	6.10%	2021	306,042	69,939,880
Laurel Woods	4,100,000	4,100,000	5.17%	2015	18,260	4,100,000
Bear Creek	3,825,000	3,825,000	5.83%	2016	22,516	-
Walden Pond	12,675,000	12,016,102	4.86%	2013	66,962	12,212,629
Gables of Texas	5,325,000	5,047,916	4.86%	2013	28,132	5,130,749
St. Marin/Karrington	32,500,000	32,034,212	4.90%	2012	132,708	32,464,646
Bridgewater	14,212,500	14,212,500	5.11%	2013	60,522	14,212,500
Trellis	6,750,000	6,750,000	5.07%	2013	28,519	6,750,000
Silver Hill (1)	4,010,241	3,832,050	7.18%	2026	26,237	3,913,369
Arboretum (1)	6,894,193	6,580,996	7.18%	2026	45,388	6,723,927
Arrowhead	5,510,000	5,510,000	5.00%	2014	22,958	5,510,000
Arrowhead (2nd note)	3,107,305	3,107,305	6.45%	2014	17,618	-
Moorings	5,775,000	5,775,000	5.00%	2014	24,063	5,775,000
Moorings (2nd note)	3,266,654	3,266,654	6.45%	2014	20,624	-
Country Place I & II	15,520,000	15,520,000	5.01%	2015	64,796	15,520,000
Country Place (2nd note)	9,676,278	9,676,278	6.43%	2015	60,965	-
Yorktowne	16,125,000	16,125,000	5.13%	2015	68,934	16,125,000
Westchester West	29,500,000	29,500,000	5.03%	2015	127,776	29,500,000
Brompton	6,400,000	6,400,000	5.11%	2015	28,161	6,400,000
Westchase	6,500,000	6,500,000	5.08%	2015	28,434	6,500,000
Riverbirch	5,750,000	5,750,000	5.57%	2015	27,579	5,750,000
Lakeridge	13,130,000	13,130,000	5.07%	2014	57,323	13,130,000
Lakeridge (2nd note)	12,520,000	12,520,000	5.08%	2014	54,768	12,520,000
Savannah at Citrus Park	15,720,000	15,720,000	5.21%	2009	70,526	15,720,000
Briarwood (1)	8,958,818	8,906,390	6.94%	2008	64,805	-
Chisholm	6,953,000	6,953,000	6.25%	2016	36,214	-
Standard at Lenox	35,000,000	35,000,000	5.80%	2016	169,167	-

Total	$481,527,989	$469,378,510				$370,521,700

(1) – Represents assumed balance of the mortgage note payable as adjusted to its fair value of as required by FAS 141 “ Business Combinations.”

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities. All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2006 and 2005. Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2006.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2006 are as follows:

2007	$3,439,348
2008	13,219,272
2009	20,519,931
2010	5,053,594
2011	5,374,383
Thereafter	421,771,982
$469,378,510

9.	REVOLVING CREDIT FACILITY - AFFILIATE

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

During the year ended December 31, 2006 and 2005, the Company borrowed $7,000,000 and $16,000,000, respectively, related to the acquisition activities of the Company. During the year ended December 31, 2006 and 2005 the Company repaid advances of $7,000,000 and $16,000,000, respectively. There were no borrowings outstanding as of December 31, 2006 and 2005. The Company incurred interest and fees of $3,860 and $280,618 related to the facility during the year ended December 31, 2006 and 2005, respectively.

On October 30, 2006, the Company exercised its contractual option to extend the maturity date on the revolving credit facility available from the affiliate. The Company sent notice to the affiliate of its intent, pursuant to the credit agreement, to extend the maturity date of the revolving credit facility by six months, until June 30, 2007.

10.	DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the years ended December 31, 2006 and 2005, the Company’s aggregate dividends totaled $6,700,793 and $6,700,796, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2006 and 2005, respectively.

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

Also on November 8, 2006, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2007 and May 15, 2007. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the year ended December 31, 2006 and 2005, the Company declared a total of $12,000,000 and $7,500,000, respectively, of distributions to common shareholders, of which $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2006 and 2005, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Holders of the Company’s stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital. The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and approximately $0.20 per Class B common share, which is not publically traded, during the year ended December 31, 2006. Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2006 and 2005, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2006	2006	2005	2005
Preferred Stock:
Taxable dividend paid per share	$2.19	97.31%	$2.095	93.10%
Taxable capital gain dividend paid per share	-	-	0.155	6.90
Non-taxable distributions	0.06	2.69	-	-
Total	$2.250	100.00%	$2.250	100.00%

Common Stock:
Taxable dividend paid per share	$-	0.0%	$-	0.0%
Non-taxable dividend paid per share	0.203955	100.0	0.127472	100.0
Total	$0.203955	100.0%	$0.127472	100.0%

Refer to note 2 for additional information regarding the tax status of the Company

11.	COMMITMENTS AND CONTINGENCIES

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

On July 22, 2005, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on Berkshires on Brompton for $6,400,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $4,100,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property. As of December 31, 2006 the rehabilitation project continues to move forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On August 1, 2006, the Company, through its wholly owned subsidiary, BIR Chisholm Limited Partnership, executed a non-recourse mortgage note payable on the Chisholm Place Apartments for $6,953,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $1,342,000 from the Company to ensure the completion of specific repairs and capital improvements to the property. As of December 31, 2006 the repair and capital improvement project is moving forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On August 30, 2006, the Company, through its wholly owned subsidiary, BIR Briarwood Limited Partnership, in connection with the acquisition of Briarwood Village Apartments, assumed a non-recourse mortgage note payable with a then outstanding balance of $8,811,733, which is collateralized by the related property. As a condition of obtaining permission to assume the mortgage, the lender required a guarantee of $1,900,000 from the Company to ensure the completion of specific capital improvements to the property. As of December 31, 2006 the capital improvement project is moving forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On December 6, 2006, the Company, through its wholly owned subsidiary, BIR Lenox L.L.C., executed a non-recourse mortgage note payable on The Standard at Lenox Park for $35,000,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required an income guarantee. Also, a guarantee of $5,000,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property and required that the $5,000,000 be placed in escrow to be released when the specified rehabilitation activities have been completed. As of December 31, 2006 the rehabilitation project was in the beginning phase and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

12.	MINORITY INTERESTS

Minority Interest in Properties

Three of the Company’s properties, Dorsey’s Forge Apartments, Hannibal Grove Apartments and Century II Apartments, are owned with a third party. The Company’s interest in each of Dorsey’s Forge and Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%.

Effective September 24, 2004, the Company consummated the JV BIR/ERI, L.L.C. multifamily venture agreement (“JV BIR/ERI”) with Equity Resources Investments, L.L.C. (“ERI”), an unrelated third party, whereby each of the parties to the agreement agreed to participate, on a pro rata basis, in the economic benefits of the venture. Under the terms of the limited liability company agreement, the Company owns a 58% interest as the managing member and ERI owns the remaining 42% interest. The Company evaluated its investment in JV BIR/ERI and concluded that the investment did not fall under the requirements of FIN 46R because it did not meet the conditions set forth in the FASB interpretation. Therefore the Company accounted for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements based on its controlling interest in the subsidiary.

During 2006, normal operating distributions of $1,500,000 were made to the multifamily venture partners based on their ownership interests in the venture. The distributions represent funds accumulated from the normal operations of the properties owned by JV BIR/ERI. Additionally, during 2006, as a result of the placement of supplemental mortgage debt financing acquired on the properties owned by JV BIR/ERI, distributions totaling $15,913,746 were made to the multifamily venture partners based on their ownership interests in the venture. The distributions represented the proceeds of the supplemental debt less related closing costs.

During 2006 the activity of JV BIR/ERI resulted in a net loss position and reduced the minority interest in the properties to zero as there was no positive basis in the properties at December 31, 2006. Minority interest in the properties is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

Minority Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net income (loss)	$(19,996,781)	$6,388,747	$(7,811,651)
Add:
Minority common interest in Operating Partnership	11,713,200	7,320,750	976,100
Income (loss) before minority interest in Operating Partnership	(8,283,581)	13,709,497	(6,835,551)
Preferred Dividend	(6,700,793)	(6,700,796)	(6,700,814)
Income (loss) available to common equity	(14,984,374)	7,008,701	(13,536,365)
Common Operating Partnership units of minority interest	97.61%	97.61%	97.61%
Minority common interest in Operating Partnership	$(14,626,247)	$6,841,193	$(13,212,846)

Although the 2005 activity resulted in a net income position, due to the sale of Windward Lakes, there was no positive basis, and continues to be no positive basis, in the Operating Partnership at December 31, 2006. There was no allocation to the Minority common interest in Operating Partnership at December 31, 2006, 2005 and 2004, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the Minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2005	$(38,362,419)	$895,473	$(37,466,946)

Minority common interest in Operating Partnership	(14,626,247)	(358,127)	(14,984,374)

Distributions to common interest in Operating Partnership	(11,713,200)	(286,800)	(12,000,000)
Balance at December 31, 2006 (1)	$(64,701,866)	$250,546	$(64,451,320)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of December 31, 2006 and 2005, the Minority common interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

13.	RELATED PARTY TRANSACTIONS

The Company pays property management fees to an affiliate for property management services. The fees are payable at a rate of 4% of gross income.

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

The Company pays acquisition fees to an affiliate for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. During the year ended December 31, 2006, 2005 and 2004, the Company incurred fees on the following acquisitions:

Acquisition	Acquisition Fee 2006	Acquisition Fee 2005	Acquisition Fee 2004

Briarwood Village	$138,167	$-	$-
Chisholm Place	96,250	-	-
Standard at Lenox Park	471,000	-	-
Westchester West	-	392,500	-
Berkshires on Brompton	-	144,000	-
Berkshires at Westchase	-	99,000	-
Lakeridge	-	343,440	-
Riverbirch	-	82,000	-
Savannah	-	275,200	-
Bear Creek	-	-	49,000
Laurel Woods	-	-	52,500
Bridgewater	-	-	189,500
Trellis	-	-	88,250
Silver Hill	-	-	43,500
Arboretum	-	-	105,750
Arboretum Land	-	-	15,000
Arrowhead	-	-	79,124
Moorings	-	-	83,029
Country Place I	-	-	134,145
Country Place II	-	-	84,607
Yorktowne	-	-	215,000
	$705,417	$1,336,140	$1,139,405

All acquisition fees have been capitalized and are included in the caption “Multifamily apartment communities” in the accompanying balance sheet.

Amounts accrued or paid to the Company’s affiliates for the year ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Property management fees	$2,995,596	$2,731,080	$1,553,222
Expense reimbursements	316,060	246,062	232,065
Salary reimbursements	7,963,168	6,928,648	4,328,538
Asset management fees	1,673,446	1,635,942	1,180,545
Acquisition fees	705,417	1,336,140	1,139,405
Construction management fees	849,490	1,096,538	-
Interest on revolving credit facility	3,860	280,618	-

Total	$14,507,037	$14,255,028	$8,433,775

Expense reimbursements due to affiliates of $1,916,315 and $2,044,060 are included in due to affiliates at December 31, 2006 and 2005, respectively.

Expense reimbursements due from affiliates of $535,843 and $664,458 are included in due to affiliates at December 31, 2006 and 2005, respectively.

Amounts due to affiliates of $1,380,472 and $1,379,602 at December 31, 2006 and 2005, respectively, represent intercompany development fees, expense reimbursements and shared services.

During the year ended December 31, 2006 and 2005, the Company borrowed $7,000,000 and $16,000,000, respectively, on the revolving credit facility available from an affiliate. During the year ended December 31, 2006 and 2005 the Company repaid advances of $7,000,000 and $16,000,000, respectively.       There were no borrowings outstanding as of December 31, 2006 and 2005. The Company incurred interest and fees of $3,860 and $280,618, related to the facility during the year ended December 31, 2006 and 2005, respectively.

In addition to the fees listed above, the Multifamily Venture paid the Advisor a property management fee of $42,864, $136,895 and $81,889 for the year ended December 31, 2006, 2005 and 2004, respectively, relating to its management of the Berkshires at Marina Mile property. The Multifamily Venture also paid the Advisor a construction management fee of $0, $2,329 and $99,000 for the year ended December 31, 2006, 2005 and 2004, respectively, relating to the management of a rehabilitation project at the Berkshires at Marina Mile property prior to the sale of the property on April 18, 2006.

The Company had an investment in the Mortgage Fund, GIT II, which was an affiliate of the Company, which it did not control. The investment was liquidated as of November 14, 2005. The investment, which was recorded using the equity method of accounting during the holding period, was included in the Consolidated Balance Sheet as of December 31, 2005, and the related equity in income of the GIT II was included as a component of net income in the Consolidated Statements of Operations for the year ended December 31, 2006, 2005 and 2004.

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

On November 8, 2006, the Company received notice of the fifth capital call by BVF. The capital call represents 15.9%, or $3,710,396, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on November 22, 2006 and brings the total direct investment by the Company to $12,181,301 or approximately 52.1% of the total committed capital amount of $23,400,000.

On August 10, 2006, the Board authorized a development fee to be charged by an affiliate of the Company on a proposed development project to be constructed on a parcel of vacant land owned by the Company. The vacant parcel is contiguous with an existing multifamily property owned by the Company. The fee approved will be determined by the total development phases of the project. The Company incurred related fees of $0 for the year ended December 31, 2006.

14.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results of Windward Lakes for the quarter ended March 31, 2005 have been reclassed to discontinued operations to provide comparable information to the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005.

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$18,414,687	$18,414,612	$19,534,506	$20,446,119

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(3,252,012)	(3,576,922)	(5,355,224)	(3,167,585)

Income (loss) from continuing operations	(5,401,165)	5,867,098	(15,442,272)	(5,020,442)

Net income (loss)	(5,401,165)	5,867,098	(15,442,272)	(5,020,442)

Preferred dividend	(1,675,198)	(1,675,199)	(1,675,198)	(1,675,198)

Income (loss) available to common shareholders	$(7,076,363)	$4,191,899	$(17,117,470)	$(6,695,640)

Basic and diluted earnings per share:
Loss from continuing operations	$(5.03)	$2.98	$(12.17)	$(4.77)
Income (loss) available to common shareholders	$(5.03)	$2.98	$(12.17)	$(4.77)

Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$13,695,076	$15,624,122	$17,029,812	$17,642,256

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(3,077,263)	(3,102,990)	(3,502,331)	(3,709,394)

Loss from continuing operations	(1,832,483)	(3,418,074)	(1,782,144)	(10,689,382)

Discontinued operations
Net income (loss) from operations	44,054	(1,157,867)	1,100	8,438
Gain on disposition of real estate assets	-	25,257,837	(42,732)	-

Income (loss) from discontinued operations	44,054	24,099,970	(41,632)	8,438

Gain on transfer of assets to Multifamily Venture	-	-	-	-

Net income (loss)	(1,788,429)	20,681,896	(1,823,776)	(10,680,944)

Preferred dividend	(1,675,200)	(1,675,199)	(1,675,199)	(1,675,198)

Income (loss) available to common shareholders	$(3,463,629)	$19,006,697	$(3,498,975)	$(12,356,142)

Basic and diluted earnings per share:
Loss from continuing operations	$(2.73)	$(3.92)	$(2.46)	$(8.99)
Net income (loss) from discontinued operations	$0.13	$18.56	$(0.03)	$(0.79)
Income (loss) available to common shareholders	$(2.60)	$14.64	$(2.49)	$(9.78)

Weighted average number of common shares outstanding	1,283,313	1,298,167	1,406,196	1,406,196

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$8,857,615	$9,036,890	$9,217,964	$10,428,977

Loss before minority interest in properties, equity in loss of Multifamily Venture, equity in income of Mortgage Funds, minority common interest in Operating Partnership and gain on transfer of property to Multifamily Venture	(1,378,056)	(1,128,941)	(1,179,368)	(3,432,650)

Loss from continuing operations	(1,046,831)	(895,129)	75,928	(6,045,155)

Discontinued operations
Net income (loss) from operations	(12,759)	26,896	(46,578)	(100,727)
Gain on disposition of real estate assets	-	-	-	-
Income (loss) from discontinued operations	(12,759)	26,896	(46,578)	(100,727)

Gain on transfer of assets to Multifamily Venture	-	-	-	232,704

Net income (loss)	(1,059,590)	(868,233)	29,350	(5,913,178)

Preferred dividend	(1,675,213)	(1,675,202)	(1,675,200)	(1,675,199)

Net loss available to common shareholders	$(2,734,803)	$(2,543,435)	$(1,645,850)	$(7,588,377)

Basic and diluted earnings per share:
Loss from continuing operations	$(2.12)	$(2.00)	$(1.25)	$(6.02)
Net income (loss) from discontinued operations	$(0.01)	$0.02	$(0.03)	$(0.08)
Net loss available to common shareholders	$(2.13)	$(1.98)	$(1.28)	$(5.92)

Weighted average number of common shares outstanding	1,283,313	1,283,313	1,283,313	1,283,313

15.	PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited proforma information for the years ended December 31, 2006 and 2005 is presented as if the 2006 acquisition of The Standard at Lenox Park had occurred as of the beginning of each period. The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

	2006	2005

Revenue	$80,180,563	$67,699,119

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(18,046,376)	(16,363,629)

Loss from continuing operations	(22,691,414)	(20,693,734)

Discontinued operations
Net loss from operations	-	(1,104275)
Gain on disposition of real estate assets	-	25,215,105
Income from discontinued operations	-	24,110,830

Net loss	(22,691,414)	3,417,096

Preferred dividend	(6,700,793)	(6,700,796)

Loss available to common Shareholders	$(29,392,207)	$(3,283,700)

Basic and diluted earnings per share:
Loss from continuing operations	$(20.90)	$(20.31)
Net income from discontinued operations	$-	$17.87
Loss available to common Shareholders	$(20.90)	$(2.43)

Weighted average number of common shares outstanding	1,406,196	1,348,963

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

Assumed fixed rate mortgage notes payable – For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company. At December 31, 2006 and 2005, the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization since assumption.

17.	LEGAL PROCEEDINGS

The Company is currently party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005. The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities. The Company intends to vigorously defend against this litigation.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

18.	SUBSEQUENT EVENTS

On February 15, 2007, the Company paid a quarterly distribution of $1,000,000 from its operating cash flows to common general and common limited partners. On the same day, concurrent with the payment of the Operating Partnership distribution, the Company Board also paid a common dividend of $0.016996 per share on the Company’s Class B common stock. The distributions were approved by the Board on November 8, 2006 and were accrued as of December 31, 2006.

On February 22, 2007, the Company rate locked $7,050,000 of fixed rate supplemental mortgage debt on the Yorktowne property. The loan will be an unsecured second mortgage note collateralized by the property with a fixed interest rate of 6.12% and a term which is coterminous with the existing first mortgage note. The Company currently expects to close the loan in the first quarter of 2007.

On February 27, 2007, the Company borrowed $20,000,000 on the revolving credit facility available to it from an affiliate. The proceeds of the borrowing were used in the acquisition activities of the Company. The Company currently expects to repay the loan in the second quarter of 2007 from proceeds of the financing on the related property acquired.

On March 2, 2007, the Operating Partnership and its newly formed and wholly owned subsidiary, BIR Hampton L.L.C., consummated the acquisition of 100% of the outstanding interests of Hampton Apartments, LLC, the fee simple owner of Hampton House Apartments, a 222 unit mixed used high-rise apartment building located Towson, Maryland, from an unaffiliated third party. The purchase price was $20,500,000, subject to normal operating pro rations. The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash. The Company is currently pursuing financing to be secured by the property and anticipates closing on the first mortgage debt in the second quarter of 2007 at which time the proceeds will be used to repay the outstanding advance on the revolving credit facility. The acquisition of Hampton House is intended to be the qualified replacement property in connection with a future sale of a property structured to comply with the requirements of a reverse Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.

On March 14, 2006, the Company received notice of the sixth capital call by BVF. The capital call represents 7.5%, or $1,750,187, of the total capital committed to BVF by the Company. The contribution is due to BVF by March 28, 2007 and will bring the total investment by the Company to $13,931,488 or 59.5% of the total committed capital amount of $23,400,000.

On March 21, 2007, the Company rate locked $20,000,000 of fixed rate mortgage debt on the recently acquired Hampton House property. The loan will be an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.77% and a term of 10 years will interest only payments for the first 60 months. The Company currently expects to close the loan in the second quarter of 2007.

On March 23, 2007, the Company signed a purchase and sale agreement with Sunfield Lakes, L.L.C. to purchase 100% of the fee simple interest in Sunfield Lakes Apartments, a 200 unit multifamily apartment community located in Sherwood, Oregon. The Seller is an unaffiliated third party. The purchase price is $24,250,000, and is subject to normal operating apportionments as provided for in the agreement. The Company currently expects to close the on the property in the second quarter of 2007.

BERKSHIRE INCOME REALTY, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2006

Description	Location	Land	Building	Building and Improvements	Basis Step-up (a)

Century	Cockeysville, MD	$1,049,868	$13,948,245	$9,869,764	$12,214,454
Dorsey’s Forge	Columbia, MD	340,956	4,529,843	5,217,922	3,403,527
Hannibal Grove	Columbia, MD	518,519	6,888,890	9,154,489	5,913,556
Seasons of Laurel	Laurel, MD	3,675,752	33,166,558	31,171,033	26,241,179
Walden Pond/ Gables	Houston, TX	1,756,026	18,279,102	4,881,233	8,322,125
St. Marin/Karrington	Coppell, TX	5,440,026	39,893,523	1,358,841	-
Laurel Woods	Austin, TX	625,953	4,590,322	590,010	-
Bear Creek	Dallas, TX	581,466	4,264,084	549,953	-
Bridgewater	Hampton, VA	2,278,988	16,643,843	211,843	-
Trellis	Newport News, VA	1,061,795	7,717,759	539,832	-
Silver Hill	Newport News, VA	594,486	4,290,826	163,588	-
Arboretum	Newport News, VA	1,383,514	10,077,037	284,875	-
Arboretum Land	Newport News, VA	1,529,123	-	1,704	-
Arrowhead	Palatine, IL	1,045,102	7,610,430	455,071	-
Moorings	Roselle, IL	1,105,338	8,042,427	458,480	-
Country Place I	Burtonsville, MD	1,876,149	11,968,638	971,757	-
Country Place II	Burtonsville, MD	1,200,638	7,456,823	367,679	-
Yorktowne	Millersville, MD	2,808,973	18,807,470	6,148,245	-
Westchester West	Silver Spring, MD	4,674,576	34,280,225	1,706,868	-
Berkshires on Brompton	Houston, TX	1,740,063	12,760,464	7,262,280	-
Berkshires at Westchase	Houston, TX	1,183,146	8,676,407	748,478	-
Riverbirch	Charlotte, NC	983,783	7,214,410	1,874,887	-
Lakeridge	Hampton, VA	4,129,329	30,281,746	235,983	-
Savannah at Citrus Park	Tampa, FL	3,309,064	24,292,019	767,236	-
Briarwood Village	Houston, Texas	1,671,528	12,257,869	967,499	-
Chisholm Place	Dallas, Texas	1,152,063	8,448,463	1,047,053	-
Standard at Lenox Park	Atlanta, Georgia	5,644,848	41,395,556	22,627	-
Total		$53,361,072	$397,782,979	$87,029,230	$56,094,841

(a) - The acquisition of the limited partner interests and properties from the Affiliates, which was at fair value and in excess of book value of the Properties, has been accounted for using purchase accounting based upon the cash paid for the interests.

BERKSHIRE INCOME REALTY, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2006

Description	Land and Improvements (2)	Building and Improvements	Total	Accumulated Depreciation	Year Acquired	Depreciable Lives

Century	$4,021,043	$33,061,288	$37,082,331	$22,630,195	1984	(1)
Dorsey’s Forge	1,017,519	12,474,729	13,492,248	8,816,969	1983	(1)
Hannibal Grove	1,569,736	20,905,718	22,475,454	12,005,219	1983	(1)
Seasons of Laurel	8,104,807	86,149,715	94,254,522	53,541,549	1985	(1)
Walden Pond / Gables	3,107,846	30,130,640	33,238,486	17,857,372	1983/2003	(1)
St. Marin/Karrington	5,572,303	41,120,087	46,692,390	7,269,944	2003	(1)
Laurel Woods	632,970	5,173,315	5,806,285	867,020	2004	(1)
Bear Creek	589,589	4,805,914	5,395,503	808,315	2004	(1)
Bridgewater	2,299,525	16,835,148	19,134,673	1,977,274	2004	(1)
Trellis	1,068,642	8,250,744	9,319,386	992,188	2004	(1)
Silver Hill	608,981	4,439,919	5,048,900	529,604	2004	(1)
Arboretum	1,404,761	10,340,664	11,745,425	1,226,304	2004	(1)
Arboretum Land	1,530,827	-	1,530,827	-	2004	(1)
Arrowhead	1,231,276	7,879,327	9,110,603	931,555	2004	(1)
Moorings	1,254,809	8,351,436	9,606,245	998,653	2004	(1)
Country Place I	1,897,453	12,919,091	14,816,544	1,419,897	2004	(1)
Country Place II	1,212,677	7,812,463	9,025,140	861,163	2004	(1)
Yorktowne	2,651,805	25,112,883	27,764,688	3,789,806	2004	(1)
Westchester West	4,694,736	35,966,934	40,661,670	3,171,102	2005	(1)
Berkshires on Brompton	1,744,114	20,018,694	21,762,808	2,282,376	2005	(1)
Berkshires at Westchase	1,207,626	9,400,405	10,608,031	1,007,012	2005	(1)
Riverbirch	987,068	9,086,012	10,073,080	846,783	2005	(1)
Lakeridge	4,252,761	30,394,297	34,547,058	2,460,884	2005	(1)
Savannah at Citrus Park	3,328,350	25,039,969	28,368,319	1,592,391	2005	(1)
Briarwood Village	1,674,943	13,221,952	14,896,895	306,910	2006	(1)
Chisholm Place	1,153,413	9,494,167	10,647,580	294,918	2006	(1)
Standard at Lenox	5,647,248	41,415,781	47,063,029	185,120	2006	(1)
Total	$64,466,830	$529,801,292	$594,268,122	$148,670,523

(1) Depreciation of the buildings and improvements are calculated over the lives ranging from 3 – 27.5 years.

(2) Column reflects land and improvements to land. Total does not agree to footnote 3 of the consolidated financial statements as land improvements are grouped with other depreciable assets and land is presented separately.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2006	2005	2004

Balance at beginning of year	$510,957,049	$374,508,276	$247,832,637
Acquisitions and improvements	88,778,106	154,361,264	150,150,460
Dispositions	(5,467,033)	(17,912,491)	(23,474,821)

Balance at end of year	$594,268,122	$510,957,049	$374,508,276

Accumulated Depreciation	2006	2005	2004

Balance at beginning of year	$126,910,939	$113,953,842	$102,609,721
Depreciation expense	27,229,069	21,568,346	11,628,272
Dispositions	(5,469,485)	(8,611,249)	(284,151)

Balance at end of year	$148,670,523	$126,910,939	$113,953,842

The aggregate cost of the Company’s multifamily apartment communities for federal income tax purposes was approximately, $490,976,787, $416,241,726 and $274,028,439 as of December 31, 2006, 2005 and 2004, respectively and the aggregate accumulated depreciation for federal income tax purposes was approximately, $72,895,489, $53,669,704 and $36,960,410 as of December 31, 2006, 2005 and 2004, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.

March 28, 2007	BY:	/s/ David C. Quade
NAME: David C. Quade
TITLE: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp

Douglas Krupp	Chairman of the Board of Directors	March 28, 2007

/s/ David C. Quade

David C. Quade	President, Chief Financial Officer and	March 28, 2007
Director (Principal Executive Officer)

/s/ Robert M. Kaufman

Robert M. Kaufman	Director	March 28, 2007

/s/ Randolph G. Hawthorne	Director	March 28, 2007

Randolph G. Hawthorne

/s/ Richard B. Peiser	Director	March 28, 2007
Richard B. Peiser

/s/ Christopher M. Nichols

Christopher M. Nichols	Vice President and Controller	March 28, 2007

(Principal Accounting Officer)