Form 10-Q
period 2007-03-31
BERKSHIRE INCOME REALTY INC
filed 2007-05-15
CIK 1178862

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer[	]	Accelerated Filer[	]	Non-accelerated Filer[ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ X ]	No [	]

There were 1,406,196 shares of Class B common stock outstanding as of May 15, 2007.

Part I	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $156,449,311 and $148,670,523, respectively	$460,851,480	$445,597,599
Cash and cash equivalents	16,412,613	15,393,249
Cash restricted for tenant security deposits	1,820,479	1,803,633
Replacement reserve escrow	5,697,818	5,645,565
Prepaid expenses and other assets	7,516,876	9,013,615
Investment in Mortgage Funds	-	-
Investment in Multifamily Venture and Limited Partnership Venture	12,142,906	11,000,949
Acquired in place leases and tenant relationships, net of accumulated amortization of $6,586,393 and $6,215,155, respectively	665,849	718,994
Deferred expenses, net of accumulated amortization of $821,020 and $702,730, respectively	3,525,544	3,526,574
Total assets	$508,633,565	$492,700,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$475,580,593	$469,378,510
Notes payable to affiliates	20,000,000	-
Due to affiliates	1,513,281	1,380,472
Dividend and distributions payable	1,837,607	1,837,607
Accrued expenses and other liabilities	10,097,116	12,012,347
Tenant security deposits	2,272,583	2,152,228
Total liabilities	511,301,180	486,761,164

Commitments and contingencies	-	-

Minority interest in properties	-	-

Minority common interest in Operating Partnership	-	-

Stockholders’ equity / (deficit):
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	-	-
Accumulated deficit	(72,892,507)	(64,285,878)

Total stockholders’ equity / (deficit)	(2,667,615)	5,939,014

Total liabilities and stockholders’ equity	$508,633,565	$492,700,178

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2007	2006
Revenue:
Rental	$19,921,569	$17,296,087
Interest	197,388	200,288
Utility reimbursement	225,228	291,596
Other	767,451	626,716
Total revenue	21,111,636	18,414,687

Expenses:
Operating	6,021,107	5,145,746
Maintenance	1,265,250	1,094,678
Real estate taxes	2,164,310	2,020,951
General and administrative	822,145	575,609
Management fees	1,242,140	1,131,285
Depreciation	7,778,788	6,441,954
Interest	6,546,246	4,920,242
Amortization of acquired in-place leases and tenant relationships	371,238	336,234
Total expenses	26,211,224	21,666,699

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership and income from discontinued operations	(5,099,588)	(3,252,012)

Minority interest in properties	(223,614)	(1,039,517)

Equity in loss of Multifamily Venture and Limited Partnership	(608,230)	(133,536)

Minority common interest in Operating Partnership	(976,100)	(976,100)

Net loss	$(6,907,532)	$(5,401,165)

Preferred dividend	(1,675,198)	(1,675,198)

Net loss available to common shareholders	$(8,582,730)	$(7,076,363)

Net loss per common share, basic and diluted	$(6.10)	$(5.03)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

						Total
					Accumulated	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	2,978,110	$70,210,830	1,406,196	$14,062	$(64,285,878)	$5,939,014

Net loss	-	-	-	-	(6,907,532)	(6,907,532)

Distributions to common shareholders	-	-	-	-	(23,899)	(23,899)

Distributions to preferred shareholders	-	-	-	-	(1,675,198)	(1,675,198)

Balance at March 31, 2007	2,978,110	$70,210,830	1,406,196	$14,062	$(72,892,507)	$(2,667,615)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,907,532)	$(5,401,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	118,290	113,019
Amortization of acquired in-place leases and tenant relationships	371,239	336,234
Depreciation	7,778,788	6,441,954
Minority interest in properties	223,614	1,039,517
Equity in loss of Multifamily Venture and Limited Partnership Venture	608,230	133,536
Minority common interest in Operating Partnership	976,100	976,100
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(54,883)	(314,477)
Prepaid expenses and other assets	236,324	1,140,994
Due to/from affiliates	132,809	214,081
Accrued expenses and other liabilities	(2,046,254)	(3,300,884)
Net cash provided by operating activities	1,436,725	1,378,909

Cash flows from investing activities:
Capital improvements	(2,440,787)	(3,895,800)
Acquisition of multifamily apartment communities	(20,674,645)	-
Earnest money deposits on future acquisitions	750,000	-
Deposits to replacement reserve	(52,253)	(13,966)
Withdrawals from replacement reserve	-	713,544
Investment in Multifamily Venture and Limited Partnership Venture	(1,750,187)	(2,800,299)
Distributions from Multifamily Venture and Limited Partnership Venture	-	108,874
Net cash used in investing activities	(24,167,872)	(5,887,647)

Cash flows from financing activities:
Borrowings from mortgage notes payable	7,050,000	3,825,000
Principal payments on mortgage notes payable	(847,917)	(573,265)
Borrowings from revolving credit facility – affiliate	20,000,000	-
Good faith deposits on mortgage notes payable	564,500	117,750
Deferred financing costs	(117,260)	(140,438)
Distributions to minority interest in properties	(223,614)	(1,042,155)
Distributions on common operating partnership units	(1,000,000)	(1,000,000)
Distributions to preferred shareholders	(1,675,198)	(1,675,198)
Net cash provided by (used in) financing activities	23,750,511	(488,306)

Net increase (decrease) in cash and cash equivalents	1,019,364	(4,997,044)
Cash and cash equivalents at beginning of period	15,393,249	22,134,658
Cash and cash equivalents at end of period	$16,412,613	$17,137,614

Supplemental disclosure:
Cash paid for interest	$6,506,940	$5,321,830

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$86,276	$173,135
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units and shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the three months ended March 31,
	2007	2006

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(20,779,690)	$-
Prepaid expenses and other assets	(54,084)	-
Acquired in place leases and tenant relationships	(318,093)	-
Liabilities assumed:		-
Accounts payable and accrued expenses	318,830	-
Tenant security deposits	158,392	-
Net cash used for acquisition of Multifamily apartment communities	$(20,674,645)	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization. The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities. As of March 31, 2007, the Company owned, or had an interest in, 28 multifamily apartment communities consisting of a total 8,122 apartment units.

Discussion of acquisitions for the three months ended March 31, 2007

The Company acquired one property in the quarter ended March 31, 2007. The Company has deemed the acquisition individually insignificant based on its purchase price of $20,500,000. Specific details of the acquisition are presented as follows:

On March 2, 2007, the operating partnership of the Company, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), through a newly and wholly owned subsidiary, BIR Hampton Manager, LLC. , completed the acquisition of 100% of the fee simple interest of Hampton House Apartments, a 222 unit mixed use high-rise apartment building located in Towson, Maryland, from an unaffiliated third party. The purchase price was $20,500,000 subject to normal operating pro rations. The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash. The Company obtained first mortgage financing, which is collateralized by the property, in the amount of $20,000,000 on April 26, 2007 and subsequently used the proceeds to repay the outstanding advance on the revolving credit facility. The acquisition of Hampton House is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended. As of March 31, 2007, the Company has identified the properties it intends to relinquish as part of the 1031 transaction. As required by the tax code, a qualified 1031 intermediary has been retained to execute the Hampton House acquisition and relinquished properties transactions. As of March 31, 2007, the purchase price allocation is preliminary and subject to final adjustment, which the Company expects to be completed in the third quarter of 2007.

Discussion of dispositions for the three months ended March 31, 2007

The Company did not dispose of any properties during the three month period ended March 31, 2007.

Recent Accounting Pronouncements

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. The Company has assessed the impact of FIN 48 and has determined that the adoption of FIN 48 did not have a material impact on the financial position or operating results of the Company.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 may have on the financial position, operating results and related disclosures of the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, operating results and related disclosures of the Company.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Consolidated statements of Comprehensive Income (Loss)

For the three months ended March 31, 2007 and 2006, comprehensive loss equaled net loss. Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31,	December 31,
	2007	2006

Land	$62,518,929	$60,024,448
Buildings, improvements and personal property	554,781,862	534,243,674

Multifamily apartment communities	617,300,791	594,268,122
Accumulated depreciation	(156,449,311)	(148,670,523)

Multifamily apartment communities, net	$460,851,480	$445,597,599

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

The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2007 acquisition as of the acquisition date, which is included on the Company’s March 31, 2007 consolidated balance sheet:

	Multifamily	Acquired		Total
	Apartment	In-Place	Tenant	Recorded at
Property	Communities	Leases	Relationships	Acquisition Date

Hampton House	$20,779,690	$252,390	$65,703	$21,097,783

3.	INVESTMENT IN MULTIFAMILY VENTURE

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

The summarized balance sheets of the Multifamily Venture are as follows:

	March 31,	December 31,
	2007	2006
ASSETS
Multifamily apartment communities, net	$-	$-
Cash and cash equivalents	321,887	321,887
Other assets	-	-
Total assets	$321,887	$321,887

LIABILITIES AND OWNERS’ EQUITY
Mortgage note payable	$-	$-
Other liabilities	-	-
Owners’ equity	321,887	321,887
Total liabilities and owners’ equity	$321,887	$321,887

Company’s share of equity (1)	$146,522	$146,522

(1)

At March 31, 2007 and December 31, 2006, amount represented the Company’s carrying values of its share of equity in the Multifamily Venture. At March 31, 2007 and December 31,2006 the Company’s carrying value of its share of equity in the Multifamily Venture was equal to its ownership interest if computed using the Company’s 45.52% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above, as of March 31, 2007 and December 31, 2006. Balances remain on the records of the Multifamily Venture as the entity has not yet made final distributions of the remaining net assets.

The summarized statement of operations of the Multifamily Venture for the three months ended March 31, 2007 and 2006 is as follows:

	For the three months ended March 31,
	2007	2006

Revenue	$-	$975,572

Expenses	-	949,262

Net income	$-	$26,310

Equity in income of Multifamily Venture (1) Funds (1)	$-	$11,693

(1)– As of March 31, 2007, this amount represented the Company’s share of the net income of the Multifamily Venture if computed using the Company’s 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property. As of March 31, 2006, amount represents the Company’s share of the net loss of the Multifamily Venture if computed using the Company’s 35.00% ownership percentage for the month of January 2006 and the 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property, for the months of February and March of 2006 as presented in the table above

4.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears. The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines. As of March 31, 2007 and December 31, 2006, the Company has accounted for its share of the equity in BVF operating activity through December 31, 2006 and September 30, 2006, respectively.

On March 14, 2007, the Company received notice of the sixth capital call by BVF, an affiliate of the Company. The capital call represented 7.5%, or $1,750,187, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on March 27, 2007 and brought the total direct investment by the Company to $13,931,488 or 59.5% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	December 31, 2006	September 30, 2006

Multifamily apartment communities, net	$649,863,620	$483,237,759
Cash and cash equivalents	3,921,942	4,307,036
Other assets	20,550,926	22,300,247
Total assets	$674,336,488	$509,845,042

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$440,858,804	$320,417,900
Revolving credit facility	59,700,000	62,400,000
Other liabilities	21,573,461	19,025,264
Minority interest	14,478,856	14,588,442
Partners’ capital	137,725,367	93,413,436
Total liabilities and partners’ capital	$674,336,488	$509,845,042

Company’s share of partners’ capital	$9,641,805	$6,539,638
Basis differential (1)	2,354,579	4,314,789
Carrying value of the Company’s investment in Multifamily Limited Partnership	$11,996,384	$10,854,427

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above. At March 31, 2007 and December 31, 2006, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $1,750,187 and $3,710,396, to BVF during the first quarter of 2007 and the fourth quarter of 2006, respectively. Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

The summarized statement of operations of BVF for the three months ended December 31, 2006 and 2005 is as follows:

	December 31, 2006	December 31, 2005
Revenue	$17,402,273	$1,238,433

Expenses	(27,196,022)	(3,312,911)

Minority interest	1,105,679	-

Net loss attributable to investment	$(8,688,070)	$(2,074,478)

Equity in loss of Multifamily Limited Partnership	$(608,230)	$(145,229)

5.	MORTGAGE NOTES PAYABLE

On March 30, 2007, the Company, through its wholly owned subsidiary BIR Yorktowne, L.L.C., executed a non-recourse supplemental mortgage note payable on Yorktowne Apartments for $7,050,000, which is collateralized by the related property. The interest rate on the note is fixed at 6.12% and is coterminous with the existing first mortgage note, which matures on February 1, 2015.

The combined aggregate principal maturities of mortgage notes payable at March 31, 2007 are as follows:

2007	$2,669,973
2008	13,301,587
2009	20,608,741
2010	5,148,074
2011	5,474,895
Thereafter	428,377,323
$475,580,593

6.	REVOLVING CREDIT FACILITY - AFFILIATE

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

During the three months ended March 31, 2007 and 2006, the Company borrowed $20,000,000 and $0, respectively, related to the acquisition activities of the Company and repaid advances of $0 during the same periods. There was

$20,000,000 and $0 of borrowings outstanding as of March 31, 2007 and December 31, 2006, respectively. The Company incurred interest and fees of $229,200 and $0 related to the facility during the three months ended March 31, 2007 and 2006, respectively.

The Company is currently negotiating an extension to the revolving credit facility. This extension is subject to the approval of our Audit Committee, which is made up of independent directors in accordance with applicable SEC and American Stock Exchange rules and regulations, and is expected to be in place by June 30, 2007.

7.	STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares. For the three months ended March 31, 2007 and 2006, the Company’s aggregate dividends totaled $1,675,198 and $1,675,198, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2007.

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

During the three months ended March 31, 2007 and 2006, the Company did not authorize the general partner of the Operating Partnership to distribute any additional quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B common stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.	EARNINGS PER SHARE

Net loss per common share, basic and diluted, is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006 follows:

	March 31,	March 31,
	2007	2006

Net loss	$(6,907,532)	$(5,401,165)
Less: Preferred dividends	(1,675,198)	(1,675,198)
Net loss available to common shareholders	$(8,582,730)	$(7,076,363)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

Net loss per common share available to common shareholders, basic and diluted	$(6.10)	$(5.03)

For the three months ended March 31, 2007 and 2006, the Company did not have any common stock equivalents therefore basic and dilutive earnings per share were the same.

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

On March 23, 2007, the Company signed a purchase and sale agreement with Sunfield Lakes, L.L.C. to purchase 100% of the fee simple interest in Sunfield Lakes Apartments, a 200 unit multifamily apartment community located in Sherwood, Oregon. The Seller is an unaffiliated third party. The purchase price is $24,250,000, and is subject to normal operating apportionments as provided for in the agreement. The Company currently expects to close on the property in the second quarter of 2007.

10.	MINORITY INTERESTS

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

Minority interest in the properties is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

Minority Common Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership for the three months ended March 31:

	2007	2006

Net loss	$(6,907,532)	$(5,401,165)
Add:
Minority common interest in Operating Partnership	976,100	976,100
Net income before minority interest in Operating Partnership	(5,931,432)	(4,425,065)
Preferred dividend	(1,675,198)	(1,675,198)
Loss available to common equity	(7,606,630)	(6,100,263)
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$(7,424,831)	$(5,954,467)

In the three months ended March 31, 2007 and 2006, the Operating Partnership incurred a net loss and therefore no allocation was made to the minority common interest in Operating Partnership at March 31, 2007 and 2006, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2006	$(64,701,866)	$250,546	$(64,451,320)

Minority common interest in Operating Partnership	(7,424,831)	(181,798)	(7,606,629)

Distributions to common interest in Operating Partnership	(976,100)	(23,900)	(1,000,000)

Balance at March 31, 2007 (1)	$(73,102,797)	$44,848	$(73,057,949)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of March 31, 2007 and December 31, 2006, respectively, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.	RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended
	March 31,
	2007	2006

Property management fees	$823,780	$712,918
Expense reimbursements	62,649	79,134
Salary reimbursements	2,532,325	2,025,985
Asset management fees	418,360	418,367
Construction management fees	62,258	196,378
Acquisition fees	205,000	-
Interest and fees on revolving credit facility	229,200	-

Total	$4,333,572	$3,432,782

Amounts due to affiliates of $2,068,857 and $1,916,315 are included in Due to affiliates at March 31, 2007 and December 31, 2006, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due from affiliates of $555,576 and $535,843 are included in Due to affiliates at March 31, 2007 and December 31, 2006, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,513,281 and $1,380,472 at March 31, 2007 and December 31, 2006, respectively, represent intercompany development fees and shared services.

The Company pays property management fees to an affiliate for property management services. The fees are payable at a rate of 4% of gross income.

The Company pays asset management fees to an affiliate for asset management services. These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid. Effective April 4, 2003, under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the minority partners in the properties. The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company pays acquisition fees to an affiliate for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. During the three months ended March 31, 2007 and 2006, the Company incurred fees on the following acquisitions:

	For the three months ended March 31,
	2007	2006
Hampton House	$205,000	$-

During the three months ended March 31, 2007 and 2006, the Company borrowed $20,000,000 and $0, respectively, related to the acquisition activities of the Company and repaid advances of $0 during the same periods. There was $20,000,000 and $0 of borrowings outstanding as of March 31, 2007 and December 31, 2006, respectively. The Company incurred interest and fees of $229,200 and $0 related to the facility during the three months ended March 31, 2007 and 2006, respectively. The total outstanding balance at March 31, 2007 of $20,000,000, plus accrued interest, was repaid to the affiliate on April 30, 2007.

On March 14, 2007, the Company received notice of the sixth capital call by BVF, an affiliate of the Company. The capital call represented 7.5%, or $1,750,187, of the total $23,400,000 capital committed to BVF by the Company. The contribution was paid to BVF on March 27, 2007 and brought the total direct investment by the Company to $13,931,488 or 59.5% of the total committed capital amount of $23,400,000.

12.	LEGAL PROCEEDINGS

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

13.	SUBSEQUENT EVENTS

On April 24, 2007, the Company executed an agreement to sell the Trellis at Lee’s Mill property in Newport News, Virginia. The selling price is $12,200,000, subject to normal operating prorations, and the transaction is expected to close in the second quarter of 2007. The property has been designated as a relinquished property in connection with a transaction intended to qualify with the requirements of a reverse Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.

On April 26, 2007, the Company closed on $20,000,000 of fixed rate first mortgage debt on the Hampton House property. The loan is a non-recourse first note with a fixed interest rate of 5.77% and a term of 10 years of which interest only payments are due for the first 60 months of the loan.

On April 30, 2007, the Company repaid the $20,000,000 outstanding on the revolving credit facility available to it from an affiliate. The Company also paid accrued interest of $172,000, which represented interest on the outstanding balance for the month of April.

On May 4, 2007, the Company executed an agreement to sell the Dorsey’s Forge property in Columbia, Maryland. The selling price is $33,250,000, subject to normal operating prorations, and the transaction is expected to close in the second quarter of 2007. The property has been designated as a relinquished property in connection with a transaction intended to qualify with the requirements of a reverse Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.

On May 10, 2007, the Company closed on the $8,000,000 of supplemental fixed rate financing on the Westchester West property. The loan is an non-recourse second mortgage note with a fixed interest rate of 5.89%. The loan is coterminous with the existing first mortgage on the property.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC

You should read the following discussion in conjunction with Berkshire Income Realty, Inc’s (the “Company”) consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of May 15, 2007, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three months ended March 31, 2007 included the following:

•	The Company borrowed $20,000,000 on the revolving credit facility available to it from an affiliate. The proceeds of the borrowing were used in the acquisition activities of the Company.
•

The Company acquired Hampton House Apartments for $20,500,000, from an unaffiliated seller. The high rise mixed use property is located in the Baltimore suburb of Towson, Maryland and has 222 units, 196 residential and 26 commercial units. The purchase price was paid with a combination of proceeds from the advance of $20,000,000 on the revolving credit facility available from an affiliate, and cash from available working capital. The property has been designated as a qualified replacement property in a transaction structured to comply with a Section 1031 tax deferred reverse exchange under the Internal Revenue Code of 1986, as amended.

•

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

•

The Company closed on the $7,050,000 of supplemental fixed rate financing on the Yorktowne property. The loan is a non-recourse mortgage note with a fixed interest rate of 6.12%. The loan is coterminous with the existing first mortgage on the property.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Recent Accounting Pronouncements

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. The Company has assessed the impact of FIN 48 and has determined that the adoption of FIN 48 did not have a material impact on the financial position or operating results of the Company.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 may have on the financial position, operating results and related disclosures of the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, operating results and related disclosures of the Company.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2007 and December 31, 2006, the Company had $16,412,613 and $15,393,249 of cash and cash equivalents, respectively.

	Three months ended
	March 31,
	2007	2006

Cash provided by operating activities	$1,436,725	$1,378,909
Cash used in investing activities	(24,167,872)	(5,887,647)
Cash provided by / used in financing activities	23,750,511	(488,306)

During the three months ended March 31, 2007, cash increased by $1,019,364. The main component of the overall increase was $23,750,511 provided by the Company’s financing activities, which include proceeds from a draw on the revolving credit facility available from an affiliate of $20,000,000 and a new second mortgage on the Yorktowne property in the amount of $7,050,000. The increases from the financings were offset by payments of principal on existing mortgage loans, distributions to common and preferred shareholders and distributions to minority owners in the properties. The increase in cash from financing activities was offset by $24,167,872 used in the investing activities of the Company. The activities relate mainly to the acquisition of the Hampton House property for $20,674,645, capital expenditures related to the rehabilitation of the Company’s properties of $2,440,787 and an additional investment in BVF of $1,750,187. The net cash used by the financing and investing activities of the Company was augmented by an increase in cash of $1,436,725 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF, debt repayment and investment in the affiliated BVF. (See footnote 4 to the consolidated financial statements in Item IV herein for additional information).

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities, cash distributions from its investments, including the Company’s investments in the Multifamily Venture, and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, and, to a lesser degree, advances from the revolving credit facility. The Company may seek to expand its purchasing power through the use of venture relationships with other companies.

As of March 31, 2007, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Arboretum Land, a parcel of vacant land adjacent to the Arboretum Place Apartments, and Hampton House, a property acquired late in the quarter, for which the financing is currently in the process of being finalized and expected to close in the second quarter of 2007. The Company does not have current plans to obtain financing on the Arboretum Land. Supplemental fixed interest rate mortgage financing on the Yorktowne property was completed on March 30, 2007 and provided $7,050,000 of additional liquidity during the quarter.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. During the quarter ended March 31, 2007, the Company borrowed $20,000,000 from the credit facility for the acquisition of a property that was acquired prior to obtaining financing. The Company used the proceeds of the borrowing to acquire the Hampton

House and intends to repay the outstanding borrowings upon completion of the financing on the Hampton House property. There were $20,000,000 of borrowings outstanding on the credit facility as of March 31, 2007. The Company currently expects that repayment of the advances from the credit facility will be funded by proceeds from conventional mortgages on newly acquired properties and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties. The credit facility was due to expire on December 31, 2006, but on October 30, 2006, the Company exercised a one-time six-month extension available to it pursuant to the revolving credit agreement. The extended credit facility is now due to expire on June 30, 2007. The Company is currently negotiating an extension to the revolving credit facility. This extension, which is subject to the approval of our Audit Committee, is expected to be in place by June 30, 2007.

Capital Expenditures

The Company incurred $399,237 and $882,182 in recurring capital expenditures during the three months ended March 31, 2007 and 2006, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $2,041,550 and $3,013,618 in renovation-related capital expenditures during the three months ended March 31, 2007 and 2006, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In January 2004, the Company authorized the renovation of 252 apartment units at its Berkshires of Columbia (formerly Hannibal Grove property (“Columbia”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit. The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations. In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a limited number of units, the interior renovation of all 252 units at Columbia, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit. As of March 31, 2007, 174 units, or 69%, of 252 apartment units at Columbia have been renovated at a cost of approximately $2,212,000. The Company currently anticipates spending, and has budgeted in 2007, approximately $2,600,000 for continued renovations at Hannibal and currently anticipates completing the project in the fourth quarter of 2007. Total costs committed to date are below original estimates and are anticipated to remain under budget through the remainder of the project.

In May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362-unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,800,000. The Company initially tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable. Based on the successful financial returns of the 100-unit test, the Company decided to move forward with the renovation of the remaining 262 units. The costs associated with the renovation of the remaining 262 units were approved as part of the 2006 capital budget, which included a per-unit estimated cost of $7,300 or $1,912,600. As of March 31, 2007, approximately 352 units, or 97%, including the 100 test units, have been renovated.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements. As of March 31, 2007, the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 12% complete as 46 of the 375 units had been completed at an approximate cost of $534,000.

Other properties are undergoing limited-scope interior renovation projects during 2007. The decision to undertake these renovations was also made as part of the decision to acquire the respective properties. The projects include rehabilitation of the kitchens; bathrooms, lighting and fixtures included exterior renovations of the Chisholm Place and Briarwood Apartments properties. The Chisholm Place project costs were estimated at approximately $585,000 of which $275,000 was actually incurred thru March 31, 2007. Additionally, the Briarwood Apartments project costs were budgeted at approximately $520,000 of which $240,000 was actually incurred as of March 31, 2007.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns. The Company continues to assess the viability of developing additional apartment units on those parcels. A tentative decision to move forward with the development of one parcel, the Arboretum Land, which is contiguous with the Arboretum Place Apartments, has been made by the Company. Development plans are currently being assessed and permitting of the anticipated project is in process. Estimated cost of the project has not been finalized as of March 31, 2007. No decision to proceed nor have any funds been committed to the development of the other parcel of vacant land as of March 31, 2007.

The Company’s capital budgets for 2007 anticipate spending approximately $20,092,718 for ongoing rehabilitation and development of current portfolio properties during the year. As of March 31, 2007, the Company has not committed to any new significant rehabilitation projects.

Acquisitions

On March 2, 2007, the operating partnership of the Company, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), through a newly and wholly owned subsidiary, BIR Hampton Manager, LLC. , completed the acquisition of 100% of the fee simple interest of Hampton House Apartments, a 222 unit mixed use high-rise apartment building located in Towson, Maryland, from an unaffiliated third party. The purchase price was $20,500,000 subject to normal operating pro rations. The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash. The Company obtained first mortgage financing, which is collateralized by the property, in the amount of $20,000,000 on April 26, 2007 and subsequently used the proceeds to repay the outstanding advance on the revolving credit facility. The acquisition of Hampton House is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended. As of March 31, 2007, the Company has identified the properties it intends to relinquish as part of the 1031 transaction. As required by the tax code, a qualified 1031 intermediary has been retained to execute the Hampton House acquisition and relinquished properties transactions. As of March 31, 2007, the purchase price allocation is preliminary and subject to final adjustment, which the Company expects to be completed in the third quarter of 2007.

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

On November 9, 2005, the Board authorized the general partner of the Operating Partnership to distribute two quarterly distributions of $1,000,000 each, in aggregate, from its operating cash flows to common general and common limited partners, payable on February 15, 2006 and May 15, 2006. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

Results of Operations and Financial Condition

During the three months ended March 31, 2007, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through March 31, 2007, increased as one property was acquired during the period (the “Total Property Portfolio”). As a result of changes in the Total Portfolio over the three-month period ended March 31, 2007, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2007 and 2006 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations. For the three months ended March 31, 2007 and 2006, the net income (loss) was $(6,907,531) and $(5,401,165), respectively. A reconciliation of our NOI to net loss for the three months ended March 31, 2007 and 2006 are presented as part of the following table on page 24.

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2006 and owned through March 31, 2007. The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2005.

	Same Property Portfolio
	Three months ended March 31,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$18,025,670	$17,148,418	$877,252	5.12%
Interest, utility reimbursement
and other	882,136	947,287	(65,151)	(6.88)%
Total revenue	18,907,806	18,095,705	812,101	4.49%

Operating Expenses:
Operating	5,212,990	4,962,161	250,829	5.05%
Maintenance	1,122,066	1,094,678	27,388	2.50%
Real estate taxes	1,876,296	2,020,951	(144,655)	(7.16)%
General and administrative	344,978	299,482	45,496	15.19%
Management fees	745,348	705,898	39,450	5.59%
Total operating expenses	9,301,678	9,083,170	218,508	2.41%

Net Operating Income	9,606,128	9,012,535	593,593	6.59%

Non-operating expenses:
Depreciation	6,760,628	6,415,205	345,423	5.38%
Interest	5,544,518	4,920,242	624,276	12.69%
Amortization of acquired in-place leases and tenant relationships	51,609	336,234	(284,625)	(84.65)%
Total non-operating expenses	12,356,755	11,671,681	685,074	5.87%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership and minority common interest in Operating Partnership	(2,750,627)	(2,659,146)	(91,481)	3.44%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Net loss	$(2,750,627)	$(2,659,146)	$(91,481)	3.44%

	Total Property Portfolio
	Three months ended March 31,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$19,921,569	$17,296,087	$2,625,482	15.18%
Interest, utility reimbursement	1,190,067	1,118,600	71,467	6.39
and other
Total revenue	21,111,636	18,414,687	2,696,949	14.65

Operating Expenses:
Operating	6,021,107	5,145,746	875,361	17.01
Maintenance	1,265,250	1,094,678	170,572	15.58
Real estate taxes	2,164,310	2,020,951	143,359	7.09
General and administrative	822,145	575,609	246,536	42.83
Management fees	1,242,140	1,131,285	110,855	9.80
Total operating expenses	11,514,952	9,968,269	1,546,683	15.52

Net Operating Income	9,596,684	8,446,418	1,150,266	13.62

Non-operating expenses:
Depreciation	7,778,788	6,441,954	1,336,834	20.75
Interest	6,546,246	4,920,242	1,626,004	33.05
Amortization of acquired in-place leases and tenant relationships	371,238	336,234	35,004	10.41
Total non-operating expenses	14,696,272	11,698,430	2,997,842	25.63

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(5,099,588)	(3,252,012)	(1,847,576)	56.81

Minority interest in properties	(223,614)	(1,039,517)	815,903	(78.49)

Equity in loss of Multifamily Venture and Limited Partnership	(608,230)	(133,535)	(474,695)	355.48

Minority common interest in Operating Partnership	(976,100)	(976,100)	-	-

Net loss	$(6,907,532)	$(5,401,164)	$(1,506,368)	27.89%

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.

(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2007 in comparison to the similar period of 2006. The majority of the increase is attributable mainly to properties that have completed major renovations and are leasing the newly renovated units at premium rent levels and are raising the occupancy levels at the properties following the completion of the rehabilitation projects. Properties experiencing increased post rehabilitation rent levels include the Seasons property in Maryland and the Berkshires on Brompton property in Texas. Market conditions remain favorable in the majority of the sub-markets in which the Company operates. In addition to the completed rehabilitation projects, the Company continues to benefit from ongoing property rehabilitation projects at various properties in the Same Property Portfolio where successful results benefit the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues decreased slightly for the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006. Interest income and utility reimbursements decreased period over period and were partially offset by increases in other miscellaneous revenues, mainly due to increases in various fees. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended March 31, 2007 as compared to the same period of 2006. Increases in payroll and related benefits, due to increases in maintenance coverage at the properties and property insurance and utilities, including electricity, were the main contributors to the operating expenses increase period over period. The Seasons of Laurel property contributed significantly to the Company’s utility expense increase as the electricity charges at the property are paid by the Company and are not currently billed directly to individual tenants for their respective apartment unit. The Company is making the necessary infrastructure changes to allow for the passing of the individual apartment unit utility costs directly to its tenants and expects to implement system changes to allow for direct billing by unit. The majority of the other properties in the Same Property Portfolio also experienced an increase in utility costs, but to a lesser degree than Seasons. As anticipated, the increases in premium levels for insurance coverage, which was effective on July 1, 2006, continues to exceed costs incurred in the comparative period of the prior year, with the largest increases realized in the Florida and Texas markets. The Company is in the process of renewing insurance coverage for the portfolio for the upcoming policy period, which begins June 1, 2007, and currently anticipates reduced costs for the second six months of 2007.

Maintenance

Maintenance expense increased slightly in the three-month period ended March 31, 2007 as compared to the same period of 2006 and is due mainly to normal operating fluctuations including normal maintenance activities including cleaning, interior painting and landscaping. Management continues to employ the strategy that a proactive maintenance plan of the multifamily apartment communities within its portfolio is an effective program that contributes to preserving, and in some cases increasing, its occupancy levels.

Real Estate Taxes

Real estate taxes decreased for the three-month period ended March 31, 2007 from the comparable period of 2006. The decrease is due mainly to an adjustment of prior year taxes assessed on two properties and recognized in the current period. The savings were partially offset by the continued escalation of assessed property valuations for other properties in the Same Property Portfolio. The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue. Additionally, during the three months ended March 31, 2007, the Company received a refund of approximately $88,500 of real estate taxes paid in a prior period on the Country Place I and II properties related to an exemption initiated by the tax authority.

General and Administrative

General and administrative expenses increased in the three-month period ended March 31, 2007 compared to 2006. The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including increases in legal fees related to ongoing property related issues and projects at certan properties in the portfolio as well as legal fees related to tenant issues including those related to rent collection at various properties in the portfolio.

Management Fees

Management fees of the Same Property Portfolio increased slightly in the three-month period ended March 31, 2007 compared to the same period of 2006 based on increased levels of revenue of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three months ended March 31, 2007 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three months ended March 31, 2007 increased significantly over the comparable period of 2006. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, with the majority of the additional debt obtained on the Seasons of Laurel property, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other properties that was not in place in the comparative period of 2006.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended March 31, 2007 as compared to the same three-month period of 2006. The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the three month period ended March 31, 2007.

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006. (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the three months ended March 31, 2007 as compared to the three months ended March 31, 2007 are due mainly to the increase in the number of properties owned by the Company in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of March 31, 2007, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$475,580,593	5.45%

Debt Maturity Summary

Year	Balance	% of Total

2007	$2,669,973	0.56%
2008	13,301,587	2.80%
2009	20,608,741	4.33%
2010	5,148,074	1.08%
2011	5,474,895	1.15%
Thereafter	428,377,323	90.08%
Total	$475,580,593	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of March 31, 2007 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value. The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP. The net book value of our real estate assets was $460,851,480 at March 31, 2007 and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation. The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of March 31, 2007.

Debt-to-Fair Value of Real Estate Assets as of

	March 31, 2007	December 31, 2006

Net book value of multifamily apartment communities	$460,851,480	$445,597,599
Accumulated depreciation	156,449,311	148,670,523
Historical cost	617,300,791	594,268,122
Increase in fair value over historical cost	177,908,493	180,440,878
Fair Value – estimated	$795,209,284	$774,709,000

Mortgage Debt	$475,580,593	$469,378,510
Revolving Credit Agreement	20,000,000	-
Total Debt Outstanding	$495,580,593	$469,378,510

Debt-to-Fair Value	62.32%	60.59%

The debt-to-fair value of real estate assets includes the outstanding borrowings under the revolving credit facility, which were $20,000,000 and $0 at March 31, 2007 and December 31, 2006, respectively. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%. If the Company was to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on our ability to meet our short-term liquidity requirements. Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows. As of March 31, 2007 and December 31, 2006, the Company was in compliance with the covenants of the revolving credit facility. Fair value of the real estate assets is based on the management most current valuation of properties, which was made for all properties owned at December 31, 2006, and acquisition cost of properties acquired subsequent to December 31, 2006.

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

The following table presents a reconciliation of net gain (loss) to FFO for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006

Net loss	$(6,907,532)	$(5,401,165)
Add:
Depreciation of real property	6,219,526	5,138,258
Minority common interest in Operating Partnership	976,100	976,100
Minority interest in properties	259,377	1,042,155
Amortization of acquired in-place leases and tenant relationships	371,238	336,234
Equity in loss of Multifamily Venture	608,230	133,536
Funds from operations of Multifamily Venture	-	34,450

Less:
Funds from operations of Multifamily Venture	(17,220)	-
Minority interest in properties	(35,763)	(2,638)
Minority interest in properties share of funds from operations	(191,369)	(216,077)

Funds From Operations	$1,282,587	$2,040,853

FFO for the three months ended March 31, 2007 decreased significantly as compared to FFO for the three-month period ended March 31, 2006. The decrease is due mainly to increases in interest expense related to increased debt balances in the comparative three-month periods ended March 31, 2007 and 2006, specifically at the Seasons of Laurel property.

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

The Company’s mortgage notes are fixed rate instruments; therefore, the Company’s outstanding mortgage debt is not sensitive to changes in the capital market except upon maturity. The Company’s revolving credit facility is a variable rate arrangement tied to LIBOR and is therefore sensitive to changes in the capital market. The table below provides information about the Company’s financial instruments, specifically debt obligations.

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of March 31, 2007. In addition to the outstanding mortgage debt, there was a balance of $20,000,000 outstanding on the revolving credit facility as of March 31, 2007 at a rate of 10.32%

	2007		2008		2009		2010		2011		Thereafter		Total

Fixed Rate Debt	$2,669,973		$13,301,587		$20,608,741		$5,148,074		$5,474,895		$428,377,323		$475,580,593
Average Interest Rate	4.93%		6.32%		5.19%		5.11%		5.12%		5.38%		5.45%
Variable Rate Debt	$20,000,000	$		$		$		$		$		$
Average Interest Rate	10.32%		-		-		-		-		-		-

The level of market interest rate risk remained relatively consistent from December 31, 2006 to March 31, 2007.

As of March 31, 2007, $20,000,000 of the Company’s outstanding debt is outstanding subject to variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.	CONTROLS AND PROCEDURES

Based on its evaluation, required by the Exchange Act Rules 13a-15(d) and 15d-15(d), the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

- The Company is currently party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005. The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities. The Company intends to vigorously defend its position in regards to the litigation.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

Item 1A.	RISK FACTORS

- Please read the risk factors disclosed in our Annual Report on Form 10K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 28, 2007. As of March 31, 2007 there have been no material changes to the risk factors as presented therein. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect out financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
- None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
- None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- None

Item 5.	OTHER INFORMATION
- None

Item 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant of 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant of 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant of 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
May 15, 2007	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

May 15, 2007	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer