Form 10-Q
period 2007-06-30
BERKSHIRE INCOME REALTY INC
filed 2007-08-15
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________

Commission File number 001-31659

Berkshire Income Realty, Inc.

Maryland	32-0024337
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(617) 523-7722
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        ☒               No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer                                             Accelerated Filer                                     Non-accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☒             No

There were 1,406,196 shares of Class B common stock outstanding as of August 13, 2007.

Part I                                      FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $154,430,286 and $148,670,523, respectively	$469,746,523	$445,597,599
Cash and cash equivalents	8,093,728	15,393,249
Cash restricted for tenant security deposits	1,791,465	1,803,633
Cash held in escrow for 1031 exchange	18,487,209	-
Replacement reserve escrow	7,257,527	5,645,565
Prepaid expenses and other assets	9,985,449	9,013,615
Investment in Mortgage Funds	-	-
Investment in Multifamily Venture and Limited Partnership Venture	12,573,490	11,000,949
Acquired in place leases and tenant relationships, net of accumulated amortization of $6,755,375 and $6,215,155, respectively	582,186	718,994
Deferred expenses, net of accumulated amortization of $847,921 and $702,730, respectively	3,454,002	3,526,574
Total assets	$531,971,579	$492,700,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$477,585,100	$469,378,510
Note payable to affiliates	17,500,000	-
Due to affiliates	1,966,383	1,380,472
Dividend and distributions payable	1,837,607	1,837,607
Accrued expenses and other liabilities	12,142,941	12,012,347
Tenant security deposits	2,187,098	2,152,228
Total liabilities	513,219,129	486,761,164

Commitments and contingencies	-	-

Minority interest in properties	-	-

Minority common interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	-	-
Accumulated deficit	(51,472,442)	(64,285,878)

Total stockholders’ equity	18,752,450	5,939,014

Total liabilities and stockholders’ equity	$531,971,579	$492,700,178

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended Six months ended June 30, June 30,
	2007	2006	2007	2006
Revenue:
Rental	$19,770,376	$16,143,991	$38,659,900	$32,412,356
Interest	213,945	241,947	410,337	440,676
Utility reimbursement	426,238	249,560	647,621	520,727
Other	777,536	678,991	1,507,256	1,264,052
Total revenue	21,188,095	17,314,489	41,225,114	34,637,811

Expenses:
Operating	5,139,804	4,339,920	10,889,118	9,203,888
Maintenance	1,573,600	1,392,878	2,710,639	2,382,197
Real estate taxes	2,181,202	1,921,623	4,260,444	3,858,961
General and administrative	737,566	633,292	1,540,887	1,188,920
Management fees	1,233,632	1,092,437	2,433,005	2,176,548
Depreciation	8,054,096	6,481,686	15,549,897	12,651,367
Interest	7,028,286	4,729,106	13,259,150	9,322,290
Amortization of acquired in-place leases and tenant relationships	380,573	213,030	751,811	541,585
Total expenses	26,328,759	20,803,972	51,394,951	41,325,756

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership Venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(5,140,664)	(3,489,483)	(10,169,837)	(6,687,945)

Minority interest in properties	(1,471,581)	(173,861)	(1,695,195)	(1,213,378)

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	(689,536)	9,617,881	(1,297,766)	9,484,345

Minority common interest in Operating Partnership	(976,100)	-	(1,952,200)	(976,100)

Net income (loss) from continuing operations	(8,277,881)	5,954,537	(15,114,998)	606,922

Discontinued operations:
Loss from discontinued operations	(724,895)	(87,439)	(795,974)	(140,989)
Gain on disposition of real estate assets	32,122,606	-	32,122,606	-
Income (loss) from discontinued operations	31,397,711	(87,439)	31,326,632	(140,989)

Net income	$23,119,830	$5,867,098	$16,211,634	$465,933

Preferred Dividend	(1,675,198)	(1,675,199)	(3,350,398)	(3,350,397)

Net income (loss) available to common shareholders	$21,444,632	$4,191,899	$12,861,236	$(2,884,464)
Net income (loss) from continuing operations per common share, basic and diluted	$(7.08)	$3.04	$(13.13)	$(1.95)
Net income (loss) from discontinued operations per common share, basic and diluted	$22.33	$(0.06)	$22.28	$(0.10)
Net income (loss) available to common shareholders, per common share, basic and diluted	$15.25	$2.98	$9.15	$(2.05)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$0.03	$-	$0.03	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(unaudited)

						Total
					Accumulated	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	2,978,110	$70,210,830	1,406,196	$14,062	$(64,285,878)	$5,939,014

Net income	-	-	-	-	16,211,634	16,211,634

Distributions to common shareholders	-	-	-	-	(47,800)	(47,800)

Distributions to preferred shareholders	-	-	-	-	(3,350,398)	(3,350,398)

Balance at June 30, 2007	2,978,110	$70,210,830	1,406,196	$14,062	$(51,472,442)	$18,752,450

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$16,211,634	$465,933
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	223,583	226,302
Amortization of acquired in-place leases and tenant relationships	751,811	556,942
Depreciation	16,078,805	13,200,225
Loss on extinguishment of debt	212,195	-
Minority interest in properties	1,695,195	1,213,378
Equity in loss of Multifamily Venture and Limited Partnership Venture	1,297,766	(9,484,345)
Minority common interest in Operating Partnership	1,952,200	976,100
Interest earned on 1031 deposits	(93,413)	(72,147)
Gain on disposition of real estate assets	(32,149,782)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(184,686)	(243,353)
Prepaid expenses and other assets	(215,978)	(311,286)
Due to/from affiliates	585,911	116,140
Accrued expenses and other liabilities	89,085	(1,723,038)
Net cash provided by operating activities	6,454,326	4,920,851

Cash flows from investing activities:
Capital improvements	(7,879,733)	(8,507,205)
Acquisition of multifamily apartment communities	(45,009,930)	-
Acquisition of real estate limited partnership interests	-	-
Deposits to replacement reserve escrow	(1,635,136)	(23,830)
Withdrawals from replacement reserve escrow	-	824,542
Investment in Multifamily Venture and Limited Partnership Venture	(2,870,307)	(4,514,552)
Proceeds from sale of properties	1,238,946	-
Distributions from Multifamily Venture and Limited Partnership Venture	-	692,031
Net cash used in investing activities	(56,156,160)	(11,529,014)

Cash flows from financing activities:
Borrowings from mortgage notes payable	35,050,000	19,941,000
Principal payments on mortgage notes payable	(1,785,588)	(1,129,321)
Borrowings from revolving credit facility – affiliate	37,500,000	7,000,000
Principal payments on revolving credit facility-Affiliate	(20,000,000)	(7,000,000)
Good faith deposits on mortgage notes payable	(953,300)	(2,843,999)
Deferred financing costs	(363,206)	(520,474)
Distributions to minority interest in properties	(1,695,195)	(8,105,188)
Distributions on common operating partnership units	(2,000,000)	(2,000,000)
Distributions to preferred shareholders	(3,350,398)	(3,350,397)
Net cash provided by financing activities	42,402,313	1,991,621

Net decrease in cash and cash equivalents	(7,299,521)	(4,616,542)
Cash and cash equivalents at beginning of period	15,393,249	22,134,658
Cash and cash equivalents at end of period	$8,093,728	$17,518,116

Supplemental disclosure:
Cash paid for interest	$13,627,629	$10,266,625

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$151,435	$209,176
Dividends declared and payable to preferred shareholders	837,607	837,607

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited

	For the six months ended June 30,
	2007	2006

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(45,137,527)	$(9,602,273)
Acquired in-place leases	(615,003)	(152,410)
Accrued expenses	559,090	217,226
Tenant security deposit liability	255,078	34,407
Prepaid expenses	(71,568)	1,747
Use of cash held in escrow from Section 1031 tax exchange	-	9,501,303
Net cash used for acquisition of Multifamily apartment communities	$(45,009,930)	$-

Sale of real estate interests:

Gross selling price	$44,816,664	$19,108,704
Payoff of mortgage note payable	(25,057,822)	(7,900,784)
Cost of sale	(126,100)	(134,102)
Distribution of minority interests	(1,238,946)	-
Cash held in escrow for 1031 exchange	(18,393,796)	(11,073,818)
Net Cash flows from sale of real estate assets	$-	$-

The accompanying notes are an integral part of these financial statements.

                                                                     BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of June 30, 2007, the Company owned, or had an interest in, 27 multifamily apartment communities consisting of a total 7,895 apartment units.

Discussion of acquisitions for the six months ended June 30, 2007

The Company acquired two properties during the six months ended June 30, 2007.  The Company has deemed both acquisitions individually insignificant based on their purchase price of $20,500,000 and $24,250,000, respectively.  Specific details of the acquisition are presented as follows:

On March 2, 2007, the operating partnership of the Company, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), through a newly formed and wholly owned subsidiary, BIR Hampton Manager, LLC. , completed the acquisition of 100% of the fee simple interest of Hampton House Apartments, a 222 unit mixed use high-rise apartment building located in Towson, Maryland, from an unaffiliated third party.  The purchase price was $20,500,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash.   The Company obtained first mortgage financing, which is collateralized by the property, in the amount of $20,000,000 on April 26, 2007 and subsequently used a portion of the proceeds and the 1031 net proceeds to repay the outstanding advance on the revolving credit facility.  The acquisition of Hampton House is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended.

On June 1, 2007, the operating partnership of the Company, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), through a newly formed and wholly owned subsidiary, BIR Sunfield, LLC. , completed the acquisition of 100% of the fee simple interest of Sunfield Lakes Apartments, a 200 unit mixed use high-rise apartment building located in the City of Sherwood, County of Washington, Oregon, from an unaffiliated third party.  The purchase price was $24,250,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $17,500,000 advance from the revolving credit facility available from an affiliate and available cash.  The Company intends to obtain first mortgage financing, which is collateralized by the property, in the amount of $19,440,000. The first mortgage is expected to close on or about August 15, 2007 and a portion of the financing and 1031 net proceeds are expected to be used to repay the outstanding balance on the revolving credit facility. The acquisition of Sunfield Lakes is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended.

As of June 30, 2007, the Company has identified the Dorsey’s Forge (“Dorsey’s”) and Trellis at Lee’s Mill (“Trellis) properties it intends to relinquish as part of the 1031 tax-free exchange transaction.  As required by the tax code, qualified 1031 intermediaries have been retained to execute the Hampton House and Sunfield Lakes acquisitions, and the two relinquished properties transactions.  The sale of Dorsey’s and Trellis have occurred as of June 30, 2007, however the 1031 tax-free exchange transaction was not settled until July 13, 2007.  As of June 30, 2007, the purchase price allocations are preliminary and subject to final adjustment, which the Company expects to be completed in the third quarter of 2007

Discussion of dispositions for the six months ended June 30, 2007

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis in Newport News, Virginia.  The Company’s share of the proceeds from the sale of Trellis at Lee’s Mill were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.  The Company intends to reinvest its share of proceeds from the sale of Trellis by purchasing a qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s in Columbia, Maryland.  The Company’s share of the proceeds from the sale of Dorsey’s were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.  The Company intends to reinvests its share of the proceeds from the sale of Dorsey’s by purchasing a qualified replacement property.  The operating results of Dorsey’s have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

Recent Accounting Pronouncements

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The evaluation of a tax position in accordance with FIN 48 is a two-step process.  The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination.  The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The Interpretation also provides guidance on de-recognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The Company has assessed the impact of FIN 48 and has determined that the adoption of FIN 48 did not have a material impact on the financial position or operating results of the Company.

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

Consolidated statements of Comprehensive Income (Loss)

For the six months ended June 30, 2007 and 2006, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30,	December 31,
	2007	2006

Land	$63,643,165	$60,024,448
Buildings, improvements and personal property	560,533,644	534,243,674

Multifamily apartment communities	624,176,809	594,268,122
Accumulated depreciation	(154,430,286)	(148,670,523)

Multifamily apartment communities, net	$469,746,523	$445,597,599

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

The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2007 acquisition as of the acquisition date, which is included on the Company’s June 30, 2007 consolidated balance sheet:

	Multifamily	Acquired		Total
	Apartment	In-Place	Tenant	Recorded at
Property	Communities	Leases	Relationships	Acquisition Date(1)

Hampton House	$20,779,690	$252,390	$65,703	$21,097,783
Sunfield Lakes	24,357,837	230,205	66,705	24,654,747
Total	$45,137,527	$482,595	$132,408	$45,752,530

(1)	Additional costs, in excess of the contract sales price, were incurred in relation to the acquisition transaction and have been included in the cost recorded at acquisition date.

      Discontinued Operations

On May 30, 2007 and June 22, 2007, the Operating Partnership completed the sale of 100% of the fee simple interest of Trellis and Dorsey’s, respectively.  The assets and liabilities related to the sale of the properties have been removed from the accounts of the Company pursuant to the recording of the sale of the property. The net proceeds from the sale of Trellis and Dorsey’s, in the amount of $5,324,664 and $13,137,316, net of the $1,238,946 distribution to the minority interest holder, respectively, were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company reinvested the proceeds from the sale of Trellis and Dorsey’s in the acquisition of Hampton House Apartments during the quarter ended March 31, 2007 and Sunfield Lakes Apartments during the quarter ended June 30, 2007.

The results of operations for Trellis and Dorsey’s Forge properties have been restated and are presented as results from discontinued operations in the statement of operations for the three and six months ended June 30, 2007 and 2006, respectively, pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three and six months ended June 30, 2007 and 2006 are presented in the following table.

	Three months ended Six months ended June 30, June 30,

	2007	2006	2007	2006
Revenue:

Rental	$869,597	$1,023,382	$1,901,641	$2,051,104
Interest	471	1,007	1,467	1,848
Utility reimbursement	25,239	18,957	29,085	40,105
Other	33,155	56,777	70,887	98,431
Total revenue	928,462	1,100,123	2,003,080	2,191,488

Expenses:
Operating	245,659	299,256	518,118	581,034
Maintenance	152,131	131,348	280,341	236,707
Real estate taxes	75,187	82,863	160,255	166,476
General and administrative	21,690	20,838	40,514	40,820
Management fees	39,088	38,785	81,856	85,959
Depreciation	245,921	276,585	528,908	548,858
Loss on early extinguishment of debt	566,290	-	566,290	-
Interest	307,391	330,208	622,772	657,265
Amortization of acquired in-place leases and tenant relationships	-	7,679	-	15,358
Total expenses	1,653,357	1,187,562	2,799,054	2,332,477

Loss from discontinued operations	$(724,895)	$(87,439)	$(795,974)	$(140,989)

3.	INVESTMENT IN MULTIFAMILY VENTURE

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

Pursuant to the Operating Partnership’s completion of the sale of 100% of the interest in the Marina Mile property, the net proceeds from the sale in the amount of $11,073,818 were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Code, as amended.  As of December 31, 2006, the Company had reinvested the total proceeds from the sale of interests in Marina Mile of $11,073,818 in the acquisition of Chisholm Place Apartments and Briarwood Village Apartments, which were completed on June 28, 2006 and August 30, 2006, respectively.  The Company believes the acquisitions of Chisholm Place and Briarwood Village fulfill the purchase requirement under the 1031 exchange.  The Company expects to receive the final distribution from the Multifamily Venture during the quarter ended September 30, 2007.

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

(1)
At June 30, 2007 and December 31, 2006, amount represented the Company’s carrying values of its share of equity in the Multifamily Venture.  At June 30, 2007 and December 31,2006 the Company’s carrying value of its share of equity in the Multifamily Venture was equal to its ownership interest if computed using the Company’s 45.52% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above, as of June 30, 2007 and December 31, 2006.  Balances remain on the records of the Multifamily Venture as the entity has not yet made final distributions of the remaining net assets.

The summarized statement of operations of the Multifamily Venture for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended Six months ended June 30, June 30,
	2007	2006	2007	2006
Revenue	$-	$167,668	$-	$1,143,240

Expenses	-	621,177	-	1,570,439

Operating income (loss)	-	(453,509)	-	(427,199)

Gain on sale of real estate assets	-	19,833,255	-	19,833,255

Net income	$-	$19,379,746	$-	$19,406,056

Equity in income of Multifamily Venture	$-	$8,821,944	$-	$8,833,637

Adjustment of carrying value	-	1,088,210	-	1,088,210

Adjusted equity in income of Multifamily Venture (1)	$-	$9,910,154	$-	$9,921,847

(1)– As of June 30, 2007, this amount represented the Company’s share of the net income of the Multifamily Venture if computed using the Company’s 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property.  As of June 30, 2006, this amount represents the Company’s share of the net loss of the Multifamily Venture if computed using the Company’s 35.00% ownership percentage for the month of January 2006 and the 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property, for the months of February through June of 2006 as presented in the table above

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines.  As of June 30, 2007 and December 31, 2006, the Company has accounted for its share of the equity in BVF operating activity through March 31, 2007 and September 30, 2006, respectively.

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

On June 15, 2007, the Company received notice of the seventh capital call by BVF, an affiliate of the Company.  The capital call represented 4.8%, or $1,120,120, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on June 29, 2007 and brought the total direct investment by the Company to $15,051,608, or 64.3% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	March 31, 2007	September 30, 2006

Multifamily apartment communities, net	$687,525,239	$483,237,759
Cash and cash equivalents	15,843,177	4,307,036
Other assets	22,759,783	22,300,247
Total assets	$726,128,199	$509,845,042

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$489,034,886	$320,417,900
Revolving credit facility	52,700,000	62,400,000
Other liabilities	16,165,697	19,025,264
Minority interest	15,351,718	14,588,442
Partners’ capital	152,875,898	93,413,436
Total liabilities and partners’ capital	$726,128,199	$509,845,042

Company’s share of partners’ capital	$10,702,454	$6,539,638
Basis differential (1)	1,724,514	4,314,789
Carrying value of the Company’s investment in Multifamily Limited Partnership	$12,426,968	$10,854,427

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At March 31, 2007 and September 30, 2006, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $1,120,120 and $3,710,396, to BVF during the second quarter of 2007 and the fourth quarter of 2006, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

The summarized statement of operations of BVF for the three and six months ended March 31, 2007 and 2006 is as follows:

	Three months ended Six months ended June 30, June 30,

	2007	2006	2007	2006

Revenue	$19,775,271	$7,351,093	$37,177,544	$8,589,526

Expenses	(30,747,970)	(11,525,972)	(57,943,992)	(14,838,883)

Minority interest	1,123,231	-	2,228,910	-

Net loss attributable to investment	$(9,849,468)	$(4,174,879)	$(18,537,538)	$(6,249,357)

Equity in loss of Multifamily Limited Partnership	$(689,536)	$(292,273)	$(1,297,766)	$(437,502)

5.           MORTGAGE NOTES PAYABLE

On March 30, 2007, the Company, through its wholly owned subsidiary BIR Yorktowne, L.L.C., executed a non-recourse second mortgage note payable on Yorktowne Apartments for $7,050,000, which is collateralized by the related property. The interest rate on the note is fixed at 6.12% and is coterminous with the existing first mortgage note, which matures on February 1, 2015.

On April 26, 2007, the Company, through its wholly owned subsidiary, BIR Hampton, LLC., executed a non-recourse mortgage note payable on the Hampton House Apartments for $20,000,000 which is collateralized by the related property. The interest rate on the note is fixed at 5.77% for a term of 10 years.  The note requires interest payments for 60 months and matures on April 01, 2017, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

 On May 10, 2007, the Company, through its wholly owned subsidiary, BIR Westchester Limited Partnership, executed a non-recourse second mortgage note payable on the Westchester West Apartments for $8,000,000, which is collateralized by the related property.  The interest rate on the note is fixed at 5.89% and is coterminous with the existing first mortgage note, which matures on March 1, 2015.

The combined aggregate principal maturities of mortgage notes payable at June 30, 2007 are as follows:

2007	$1,620,084
2008	13,027,490
2009	20,319,044
2010	4,844,279
2011	5,156,323
Thereafter	432,617,880
$477,585,100

6.           REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The revolving credit agreement (the “Agreement”) has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through negotiations and were approved by the Audit Committee of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission and the American Stock Exchange.  On October 30, 2006, the Company exercised its contractual option to extend the maturity date on the revolving credit facility available from the affiliate.  The Company sent notice to the affiliate of its intent, pursuant to the credit agreement, to extend the maturity date of the revolving credit facility by six months, until June 30, 2007.

On May 31, 2007, the Company executed an amendment to the Agreement.  The amendment provides for an extension of the maturity date by replacing the current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the Agreement and render all outstanding amounts due and payable.  The amendment also adds a clean-up requirement to the Agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.

During the six months ended June 30, 2007 and 2006, the Company borrowed $37,500,000 and $0, respectively, related to the acquisition activities of the Company and repaid advances of $20,000,000 and $0, respectively, during the same periods.  There was $17,500,000 and $0 of borrowings outstanding as of June 30, 2007 and December 31, 2006, respectively.  The Company incurred interest and fees of $560,300 and $3,860 related to the facility during the six months ended June 30, 2007 and 2006, respectively.

7.           STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.  For the six months ended June 30, 2007 and 2006, the Company’s aggregate dividends totaled $3,350,398 and $3,350,397, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2007 and December 31, 2006.

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

On May 16, 2007, the Board authorized the general partner of the Operating Partnership to distribute two quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on August 15, 2007 and November 15, 2007. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.           EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.  For the six months ended June 30, 2007 and 2006, the Company did not have any common stock equivalents therefore basic and dilutive earnings per share were the same.

The reconciliation of the basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006 follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss) from continuing operations	$(8,277,881)	$5,954,537	$(15,114,998)	$606,922
Less: Preferred dividends	(1,675,198)	(1,675,199)	(3,350,398)	(3,350,397)
Net income (loss) from continuing operations available to common shareholders	$(9,953,079)	$4,279,338	$(18,465,396)	$(2,743,475)

Net income (loss) from discontinued operations	$31,397,711	$(87,439)	$31,326,632	$(140,989)

Net income (loss) available to common shareholders	$21,444,632	$4,191,899	$12,861,236	$(2,884,464)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

Net income (loss) from continuing operations per common share available to common shareholders, basic and diluted	$(7.08)	$3.04	$(13.13)	$(1.95)

Net income (loss) from discontinued operations per common share available to common shareholders, basic and diluted	$22.33	$(0.06)	$22.28	$(0.10)

Net loss per common share available to common shareholders, basic and diluted	$15.25	$2.98	$9.15	$(2.05)

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

10.           MINORITY INTERESTS

Minority Interest in Properties

Two of the Company’s properties, Hannibal Grove Apartments and Century II Apartments, are owned with a third party.  A third property, Dorsey’s Forge Apartments, was sold on June 22, 2007.  The Company’s interest in Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%.

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

Minority interest in the properties is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

Minority Common Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership for the six months ended June 30:

	2007	2006
Net income	$16,211,634	$465,933
Add:
Minority common interest in Operating Partnership	1,952,200	976,100
Net income before minority interest in Operating Partnership	18,163,834	1,442,033
Preferred dividend	(3,350,398)	(3,350,397)
Income (loss) available to common equity	14,813,436	(1,908,364)
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$14,459,396	$(1,862,754)

In the six months ended June 30, 2007, the Operating Partnership incurred net income.  The net income was not sufficient to create positive basis in the Operating Partnership and therefore no allocation was made to the minority common interest in Operating Partnership at June 30, 2007, except to the extent distributions were paid or accrued.  In the six months ended June 30, 2006, the Operating Partnership incurred a net loss and therefore no allocation was made to the minority common interest in Operating Partnership at June 30, 2006, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2006	$(64,701,866)	$250,546	$(64,451,320)

Minority common interest in Operating Partnership	14,459,396	354,040	14,813,436

Distributions to common interest in Operating Partnership	(1,952,200)	(47,800)	(2,000,000)

Balance at June 30, 2007 (1)	$(52,194,670)	$556,786	$(51,637,884)

       (1)                      Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of June 30, 2007 and December 31, 2006, respectively, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.           RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended Six months ended June 30, June 30,

	2007	2006	2007	2006

Property management fees	$854,361	$712,863	$1,678,141	$1,425,781
Expense reimbursements	62,739	79,002	125,478	158,136
Salary reimbursements	2,267,783	1,994,788	4,800,110	4,020,772
Asset management fees	418,359	418,359	836,720	836,726
Construction management fees	254,405	196,378	316,663	395,756
Acquisition fees	242,250	96,250	447,250	96,250
Interest on revolving credit facility	331,100	3,860	560,300	3,860

Total	$4,430,997	$3,501,500	$8,764,662	$6,937,281

Amounts due to affiliates of $2,561,203 and $1,916,315 are included in Due to affiliates at June 30, 2007 and December 31, 2006, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due from affiliates of $594,820 and $535,843 are included in Due to affiliates at June 30, 2007 and December 31, 2006, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,966,383 and $1,380,472 at June 30, 2007 and December 31, 2006, respectively, represent intercompany development fees and related party reimbursements.

Of the $8,764,662 related party fees and interest incurred in the six months ended June 30, 2007, $6,319,806 remained outstanding of which $1,456,958 is included in accrued expenses and other liabilities and $4,862,848 is included in due to affiliates in the accompanying Consolidated Balance Sheets.

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

The Company pays acquisition fees to an affiliate for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the three and six months ended June 30, 2007 and 2006, the Company incurred fees on the following acquisitions:

	Three months ended Six months ended June 30, June 30,

	2007	2006	2007	2006
Chisholm Place	$-	$96,250	$-	$96,250
Hampton House	-	-	205,000	-
Sunfield Lakes	242,250	-	242,250	-
Total	$242,250	$96,250	$447,250	$96,250

During the six months ended June 30, 2007 and 2006, the Company borrowed $37,500,000 and $0 respectively, related to the acquisition activities of the Company and repaid advances of $20,000,000 and $0 respectively, during the same periods.   There was $17,500,000 and $0 of borrowings outstanding as of June 30, 2007 and December 31, 2006, respectively.  The Company incurred interest and fees of $560,300 and $3,860 related to the facility during the six months ended June 30, 2007 and 2006, respectively.

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

On June 15, 2007, the Company received notice of the seventh capital call by BVF, an affiliate of the Company.  The capital call represented 4.8%, or $1,120,120, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on June 29, 2007 and brought the total direct investment by the Company to $15,051,608 or 64.3% of the total committed capital amount of $23,400,000.

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

13.           SUBSEQUENT EVENTS

On July 13, 2007, the Company rate locked $19,440,000 of fixed rate mortgage debt to be collateralized by the Sunfield Lakes property, a 200-unit multifamily apartment community.  The loan will be an unsecured first mortgage note collateralized by the property with a fixed interest rate of 6.29% and a term of 10 years of which interest only payments are due for the first 60 months of the loan.  The loan is expected to close in the third quarter of 2007.

On July 19, 2007, the Company repaid $15,000,000 of the outstanding balance on the revolving credit facility available to it from an affiliate.  The outstanding balance remaining after the payment was $2,500,000.

On July 13, 2007, the Company completed the 1031 exchange involving the sale of Dorsey’s and Trellis and the acquisition of Hampton House and Sunfield Lakes.  Upon completion of the transaction, the net proceeds of $18,487,209 from the sale of Dorsey’s and Trellis, held in escrow by the qualified 1031 exchange intermediary at June 30, 2007, were released to the Company.

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

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP, (“BVF” or the “Fund”) availability of capital, interest rates and interest rate spreads, changes in generally accepted accounting principles and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A. entitled “Risk Factors” to the Company’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2007 and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors (“Board”) oversight.  Refer to the Notes to the Consolidated Financial Statements, Note 11 –Related Party Transactions of this Form 10-Q for additional information about the Advisor.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.  As of August 14, 2007, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six months ended June 30, 2007 included the following:

•
On March 2, 2007, the Company acquired Hampton House Apartments for $20,500,000, from an unaffiliated seller.  The high rise mixed use property is located in the Baltimore suburb of Towson, Maryland and has 222 units, 196 residential and 26 commercial units.  The purchase price was paid with a combination of proceeds from the advance of $20,000,000 on the revolving credit facility available from an affiliate, and cash from available working capital.  The property has been designated as a qualified replacement property in a transaction structured to comply with a Section 1031 tax deferred reverse exchange under the Internal Revenue Code of 1986, as amended.

•
On March 30, 2007, the Company closed on $7,050,000 of supplemental fixed rate financing on the Yorktowne property.  The loan is a non-recourse mortgage note with a fixed interest rate of 6.12%.  The loan is coterminous with the existing first mortgage on the property.

•
On April 26, 2007, the Company closed on $20,000,000 of fixed rate financing on the Hampton House property.  The loan is a non-recourse mortgage note with a fixed interest rate of 5.77% and a term of 10 years.  The loan is to repay the $20,000,000 of revolving credit used to purchase the property initially.

•
On June 1, 2007, the Company acquired Sunfield Lakes Apartments for $24,250,000, from an unaffiliated seller.  The high rise mixed use property is located in the City of Sherwood, Oregon and has 200 units.  The purchase price was paid with a combination of proceeds from the advance of $17,500,000 on the revolving credit facility available from an affiliate, and cash from available working capital.  The property has been designated as a qualified replacement property in a transaction structured to comply with a Section 1031 tax deferred reverse exchange under the Internal Revenue Code of 1986, as amended.

•
On May 10, 2007, the Company closed on $8,000,000 of supplemental fixed rate financing on the Westchester West property.  The loan is a non-recourse mortgage note with a fixed interest rate of 5.89%.  The loan is coterminous with the existing first mortgage on the property.

•
On May 30, 2007, the Company completed the sale of Trellis at Lee’s Mill (“Trellis”), a 176-unit multifamily apartment community located in Newport News, Virginia, to an unaffiliated buyer.  The sale price of the property was $12,200,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.  The Company has structured the transaction to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company has reinvested its entire share of the proceeds from the sale of Trellis at Lee’s Mill and the proceeds from sale of Dorsey’s Forge in the purchase of two qualified replacement properties, Hampton House and Sunfield Lakes Apartments.

•
On June 22, 2007, the Company completed the sale of Dorsey’s Forge (“Dorsey’s”), a 251-unit multifamily apartment community located in Columbia, Maryland, to an unaffiliated buyer.  The sale price of the property was $33,250,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.  The Company has structured the transaction to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company has reinvested its entire share of the proceeds from the sale of Dorsey’s Forge and the proceeds from sale of Trellis at Lee’s Mill in the purchase of two qualified replacement properties, Hampton House and Sunfield Lakes Apartments.  Dorsey’s Forge was one of the three properties owned with a third party.  The Company’s interest in Dorsey’s Forge was 91.382%.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2007 and December 31, 2006, the Company had $8,093,728 and $15,393,249 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three months ended Six months ended June 30, June 30,

	2007	2006	2007	2006

Cash provided by operating activities	$5,017,601	$3,541,942	$6,454,326	4,920,851
Cash used in investing activities	(31,988,288)	(5,641,367)	(56,156,160)	(11,529,014)
Cash provided by financing activities	18,651,802	2,479,927	42,402,313	1,991,621

During the six months ended June 30, 2007, cash decreased by $7,299,521. The main component of the overall decrease was $56,156,160 used in the investing activities of the Company. The activities relate mainly to the acquisition of the Hampton House and Sunfield Lakes properties for $21,097,783 and $24,654,747, respectively, capital expenditures related to the rehabilitation of the Company’s properties of $7,879,733 and additional investments of capital in BVF of $2,870,307.  The decreases from the investing activities were partially offset by $42,402,313 of cash provided by the Company’s financing activities, which include proceeds from a draw on the revolving credit facility available from an affiliate of $17,500,000, new first and second mortgage debt on various properties totaling $35,050,000.  The increases from the credit activities were offset by payments of principal on existing mortgage loans, distributions to common and preferred shareholders and distributions to minority owners in the properties.  Additionally, the net cash used by the investing and financing activities of the Company was further offset by an increase in cash of $6,454,326 provided by the operating activities of the Company.

During the six months ended June 30, 2007, the Company sold two properties but did not recognize the $18,393,796 in cash these sales generated as the funds were held in restricted escrow accounts pending the settlement of the related 1031 exchange transaction.  The transaction was completed on July 13, 2007 and the Company will recognize those cash flows in the third quarter of 2007.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF, debt repayment and investment in the affiliated BVF. (See footnote 4 to the consolidated financial statements in Part I, Item I herein for additional information).

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing.  The Company may seek to expand its purchasing power through the use of venture relationships with other companies.

As of June 30, 2007, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Arboretum Land, a parcel of vacant land adjacent to the Arboretum Place Apartments, and Sunfield Lakes, a property acquired late in the second quarter, for which the financing is currently in the process of being finalized and expected to close in the third quarter of 2007.  The Company does not have current plans to obtain financing on the Arboretum Land.  Supplemental fixed interest rate mortgage financing on the Yorktowne and Westchester West properties was completed during the six months ended on June 30, 2007 and provided $15,050,000 of additional liquidity during the period.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. During the six months ended June 30, 2007, the Company borrowed $20,000,000, which it later repaid and an additional $17,500,000 from the credit facility for the acquisition of properties that were acquired prior to obtaining financing.  The Company used the proceeds of the borrowing to acquire the Hampton House and Sunfield Lakes properties, and intends to repay the outstanding borrowings upon completion of the financing on the Sunfield Lakes property.  There was $17,500,000 of borrowings outstanding on the credit facility as of June 30, 2007.  The Company currently expects that repayment of the advances from the credit facility will be funded by proceeds from conventional mortgages on newly acquired properties, proceeds from 1031 exchanges and potential re-financing of existing properties, including those properties undergoing substantial rehabilitation projects where resulting increases in value, if any, would allow refinancing of the properties at increased levels from the existing mortgages currently outstanding on the rehabilitated properties.

Capital Expenditures

The Company incurred $1,583,341 and $2,021,345 in recurring capital expenditures during the six months ended June 30, 2007 and 2006, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $6,296,392 and $6,485,860 in renovation-related capital expenditures during the six months ended June 30, 2007 and 2006, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In January 2004, the Company authorized the renovation of 252 apartment units at its Berkshires of Columbia (formerly Hannibal Grove property (“Columbia”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit.  The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.  In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a limited number of units, the interior renovation of all 252 units at Columbia, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit.  As of June 30, 2007, 201 units, or 80%, of 252 apartment units at Columbia have been renovated, of which 189 units, or 94%, of those completed units have been leased. The Company currently anticipates spending, and has budgeted in 2007, approximately $2,600,000 for continued renovations at Hannibal and currently anticipates completing the project in the fourth quarter of 2007.  Total costs committed to date are below original estimates and are anticipated to remain under budget through the remainder of the project.

In May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362-unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,800,000.  The Company initially tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable.  Based on the successful financial returns of the 100-unit test, the Company decided to move forward with the renovation of the remaining 262 units.  The costs associated with the renovation of the remaining 262 units were approved as part of the 2006 capital budget, which included a per-unit estimated cost of $7,300 or $1,912,600.  As of June 30, 2007, approximately all 362 units, or 100%, including the 100 test units, have been renovated, of which 343 units, or 95%, of those completed units have been leased.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of June 30, 2007, the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 35% complete as 130 of the 375 units had been completed, of which 120 units, or 92% have been leased.

Other properties are undergoing limited-scope interior renovation projects during 2007.  The decision to undertake these renovations was also made as part of the decision to acquire the respective properties.  The projects include rehabilitation of the kitchens; bathrooms, lighting and fixtures included exterior renovations of the Chisholm Place and Briarwood Apartments properties.  Both projects were complete as of June 30, 2007.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns.  The Company continues to assess the viability of developing additional apartment units on those parcels.  A tentative decision to move forward with the development of one parcel, the Arboretum Land, which is contiguous with the Arboretum Place Apartments, has been made by the Company.  Development plans are currently being assessed and permitting of the anticipated project is in process.  Estimated cost of the project has not been finalized as of June 30, 2007.  No decision to proceed nor have any funds been committed to the development of the other parcel of vacant land as of June 30, 2007.

The Company’s capital budgets for 2007 anticipate spending approximately $20,092,718 for ongoing rehabilitation and development of current portfolio properties during the year.  As of June 30, 2007, the Company has not committed to any new significant rehabilitation projects.

Acquisitions

On March 2, 2007, the operating partnership of the Company, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), through a newly and wholly owned subsidiary, BIR Hampton Manager, LLC. , completed the acquisition of 100% of the fee simple interest of Hampton House Apartments, a 222 unit mixed use high-rise apartment building located in Towson, Maryland, from an unaffiliated third party.  The purchase price was $20,500,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash.   The Company obtained first mortgage financing, which is collateralized by the property, in the amount of $20,000,000 on April 26, 2007 and subsequently used a portion of the proceeds and the 1031 net proceeds to repay the outstanding advance on the revolving credit facility.  The acquisition of Hampton House is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended.  As required by the tax code, a qualified 1031 intermediary was retained to execute the Hampton House acquisition and relinquished properties transactions.  As of June 30, 2007, the purchase price allocation is preliminary and subject to final adjustment, which the Company expects to be completed in the third quarter of 2007.

On June 1, 2007, the operating partnership of the Company, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), through a newly and wholly owned subsidiary, BIR Sunfield, LLC. , completed the acquisition of 100% of the fee simple interest of Sunfield Lakes Apartments, a 200 unit mixed use high-rise apartment building located in the City of Sherwood, County of Washington, Oregon, from an unaffiliated third party.  The purchase price was $24,250,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $17,500,000 advance from the revolving credit facility available from an affiliate and available cash.  The Company intends to obtain first mortgage financing, which is collateralized by the property, in the amount of $19,440,000. The first mortgage is expected to close on or about August 15, 2007 and a portion of the financing and 1031 net proceeds are expected to be used to repay the outstanding balance on the revolving credit facility.  The acquisition of Sunfield Lakes is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended.

As of June 30, 2007, the Company has identified the Dorsey’s Forge (“Dorsey’s”) and Trellis at Lee’s Mill (“Trellis) properties it intends to relinquish as part of the 1031 tax-free exchange transaction.  As required by the tax code, qualified 1031 intermediaries have been retained to execute the Hampton House and Sunfield Lakes acquisitions, and the two relinquished properties transactions.  The sale of Dorsey’s and Trellis have occurred as of June 30, 2007, however the 1031 tax-free exchange transaction was not settled until July 13, 2007.  As of June 30, 2007, the purchase price allocations are preliminary and subject to final adjustment, which the Company expects to be completed in the third quarter of 2007

Discussion of dispositions for the six months ended June 30, 2007

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis in Newport News, Virginia.  The Company’s share of the proceeds from the sale of Trelis at Lee’s Mill were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and intends to reinvest its share of proceeds from sale of Trellis in purchase of a qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were previously reported as part of continuing operations.

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s in Columbia, Maryland.  The Company’s share of the proceeds from the sale of Dorsey’s Forge were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and intends to reinvests its share of proceeds from sale of Dorsey’s Forge in purchase of a qualified replacement property.  The operating results of Dorsey’s Forge have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were previously reported as part of continuing operations.

The gain from the sale of Dorsey’s and Trellis is reflected, on a combined basis, as gain on disposition on real estate assets in the discontinued operations section of the Consolidated Statements of Operations.

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

On May 16, 2007, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on August 15, 2007 and November 15, 2007. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.
Results of Operations and Financial Condition

During the six months ended June 30, 2007, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through June 30, 2007, remains the same in total number as two properties were acquired and two properties were sold during the period.   As a result of changes in property holdings in the Total Portfolio over the six-month period ended June 30, 2007, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the six months ended June 30, 2007 and 2006 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income, shown on the statement of operations.  For the three month period ended June 30, 2007 and 2006, net income was $23,119,830 and $5,867,098, respectively.  For the six month period ended June 30, 2007 and 2006, net income was $16,211,634 and $465,933, respectively.  A reconciliation of our NOI to net income for the three and six month periods ended June 30, 2007 and 2006 are presented as part of the following tables on page 27 and 28, and 31 and 32.

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006.

The table below reflects selected operating information for the Same Property Portfolio and the Total Property Portfolio.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2006 and owned through June 30 2007.  The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2005.  (The 2007 and 2006 activity for the Dorsey’s and Trellis properties have been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Three months ended June 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$17,322,264	$16,075,171	$1,247,093	7.76%
Interest, utility reimbursement and other	1,068,217	954,053	114,164	11.97%
Total revenue	18,390,481	17,029,224	1,361,257	7.99%

Operating Expenses:
Operating	4,209,641	4,236,720	(27,079)	(0.64)%
Maintenance	1,407,838	1,391,029	16,809	1.21%
Real estate taxes	1,855,082	1,920,706	(65,624)	(3.42)%
General and administrative	359,906	291,293	68,613	23.55%
Management fees	717,967	662,075	55,892	8.44%
Total operating expenses	8,550,434	8,501,823	48,611	0.57%

Net Operating Income	9,840,047	8,527,401	1,312,646	15.39%

Non-operating expenses:
Depreciation	6,704,048	6,211,687	492,361	7.93%
Interest	5,686,255	4,725,073	961,182	20.34%
Amortization of acquired in-place leases and tenant relationships	27,225	213,030	(185,805)	(87.22)%
Total non-operating expenses	12,417,528	11,149,790	1,267,738	11.37%

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(2,577,481)	(2,622,389)	44,908	1.71%

Minority interest in properties	-	-	-	-

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(2,577,481)	$(2,622,389)	$44,908	1.71%

	Total Property Portfolio
	Three months ended June 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$19,770,376	$16,143,991	$3,626,385	22.46%
Interest, utility reimbursement and other	1,417,719	1,170,498	247,221	21.12%
Total revenue	21,188,095	17,314,489	3,873,606	22.37%

Operating Expenses:
Operating	5,139,804	4,339,920	799,884	18.43%
Maintenance	1,573,600	1,392,878	180,722	12.97%
Real estate taxes	2,181,202	1,921,623	259,579	13.51%
General and administrative	737,566	631,093	106,473	16.87%
Management fees	1,233,632	1,092,437	141,195	12.92%
Total operating expenses	10,865,804	9,377,951	1,487,853	15.87%

Net Operating Income	10,322,291	7,936,538	2,385,753	30.06%

Non-operating expenses:
Depreciation	8,054,096	6,483,885	1,570,211	24.22%
Interest	7,028,286	4,729,106	2,299,180	48.62%
Amortization of acquired in-place leases and tenant relationships	380,573	213,030	167,543	78.65%
Total non-operating expenses	15,462,955	11,426,021	4,036,934	35.33%

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(5,140,664)	(3,489,483)	(1,651,181)	47.32%

Minority interest in properties	(1,471,581)	(173,861)	(1,297,720)	746.41%

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	(689,536)	9,617,881	(10,307,417)	(107.17)%

Minority common interest in Operating Partnership	(976,100)	-	(976,100)	100.00%

Discontinued operations	31,397,711	(87,439)	31,485,150	36008.13%

Net income	$23,119,830	$5,867,098	$17,252,732	294.06%

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006.
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2007 in comparison to the similar period of 2006. The majority of the increase is attributable mainly to properties that have completed major renovations in late 2006 and early 2007 and are leasing the newly renovated units at premium rent levels and are raising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Seasons property in Maryland and the Berkshires on Brompton property in Texas.  Market conditions remain favorable in the majority of the sub-markets in which the Company operates.  The Company continues to benefit from ongoing property rehabilitation projects at various properties in the Same Property Portfolio where successful results benefit the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006.  Utility reimbursements increased, mainly due to increased usage of bill back programs to tenants, period over period and were partially offset by decreases in interest and other miscellaneous revenues. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses decreased slightly in the quarter ended June 30, 2007 as compared to the same period of 2006.  Property insurance expense saw the largest increase in costs during the current quarter as compared to the year earlier comparative period. As anticipated, increases in premium levels for property insurance coverage, which was effective on July 1, 2006, continues to exceed costs incurred in the comparative period of the prior year, with the largest increases realized in the Florida and Texas markets.  The Company has renewed its property insurance coverage for the portfolio for the upcoming policy period as of May 1, 2007, and was able to achieve modest cost reductions in premiums for its property insurance coverage.  Decreases in payroll and related benefits, due to position vacancies at various properties, and some utilities, including gas, were the main contributors in offsetting the increase in insurance premiums.  The Seasons of Laurel property contributes significantly to the Company’s overall utility expense as the electricity charges at the property are paid by the Company and are not currently billed directly to tenants for usage of their apartment unit.  The Company is currently undertaking steps necessary to modify the utility infrastructure to allow for the passing of the individual apartment unit utility costs directly to its tenants and expects to implement system changes to allow for direct billing by unit.

Maintenance

Maintenance expense increased slightly in the three-month period ended June 30, 2007 as compared to the same period of 2006 and is due mainly to normal operating fluctuations including normal maintenance activities including cleaning, interior painting and landscaping.  Management continues to employ a proactive maintenance plan at its multifamily apartment communities within its portfolio and considers it an effective program that contributes to preserving, and in some cases increasing, its occupancy levels.

Real Estate Taxes

Real estate taxes decreased for the three-month period ended June 30, 2007 from the comparable period of 2006. The decrease is due mainly to an adjustment of assessments on various properties in the portfolio, including properties located in Texas which have seen a reduced real estate tax due to newly enacted tax legislation creating a new business excise tax designed to offset the property tax burden in the state of Texas.  The savings were partially offset by the continued escalation of assessed property valuations for other properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the three-month period ended June 30, 2007 compared to 2006.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including increases in legal fees related to ongoing property related issues and projects at certain properties in the portfolio as well as legal fees related to tenant issues including those related to rent collection at various properties in the portfolio.  Additionally, expenses related to the updating of computer software increased in the current three-month period.

Management Fees

Management fees of the Same Property Portfolio increased in the three-month period ended June 30, 2007 compared to the same period of 2006 based on increased levels of revenue of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three months ended June 30, 2007 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three months ended June 30, 2007 increased significantly over the comparable period of 2006. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, with the majority of the additional debt obtained on the Seasons of Laurel property, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other properties that was not in place in the comparative period of 2006.  Additionally, during the three-month period ended June 30, 2007, supplemental debt in the form of two second mortgages were obtained and contributed to the increased interest expense.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended June 30, 2007 as compared to the same three-month period of 2006.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the three month period ended June 30, 2007.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006.

	Same Property Portfolio
	Six months ended June 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$34,315,889	$32,195,868	$2,120,021	6.58%
Interest, utility reimbursement and other	1,907,781	1,837,695	70,086	3.81%
Total revenue	36,223,670	34,033,563	2,190,107	6.44%

Operating Expenses:
Operating	9,150,834	8,917,103	233,731	2.62%
Maintenance	2,401,694	2,380,348	21,346	0.90%
Real estate taxes	3,646,309	3,858,044	(211,735)	(5.49)%
General and administrative	686,059	570,793	115,266	20.19%
Management fees	1,420,547	1,325,209	95,338	7.19%
Total operating expenses	17,305,443	17,051,497	253,946	1.49%

Net Operating Income	18,918,227	16,982,066	1,936,161	11.40%

Non-operating expenses:
Depreciation	13,181,689	12,354,619	827,070	6.69%
Interest	10,915,391	9,318,257	1,597,134	17.14%
Amortization of acquired in-place leases and tenant relationships	78,834	541,585	(462,751)	(85.44)%
Total non-operating expenses	24,175,914	22,214,461	1,961,453	8.83%

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(5,257,687)	(5,232,395)	(25,292)	(0.48)%

Minority interest in properties	-	-	-	-

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(5,257,687)	$(5,232,395)	$(25,292)	(0.48)%

	Total Property Portfolio
	Six months ended June 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$38,659,900	$32,412,356	$6,247,544	19.28%
Interest, utility reimbursement and other	2,565,214	2,225,455	339,759	15.27%
Total revenue	41,225,114	34,637,811	6,587,303	19.02%

Operating Expenses:
Operating	10,889,118	9,203,888	1,685,230	18.31%
Maintenance	2,710,639	2,382,197	328,442	13.79%
Real estate taxes	4,260,444	3,858,961	401,483	10.40%
General and administrative	1,540,887	1,186,721	354,166	29.84%
Management fees	2,433,005	2,176,548	256,457	11.78%
Total operating expenses	21,834,093	18,808,315	3,025,778	16.09%

Net Operating Income	19,391,021	15,829,496	3,561,525	22.50%

Non-operating expenses:
Depreciation	15,549,897	12,653,566	2,896,331	22.89%
Interest	13,259,150	9,322,290	3,936,860	42.23%
Amortization of acquired in-place leases and tenant relationships	751,811	541,585	210,226	38.82%
Total non-operating expenses	29,560,858	22,517,441	7,043,417	31.28%

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(10,169,837)	(6,687,945)	(3,481,892)	52.06%

Minority interest in properties	(1,695,195)	(1,213,378)	(481,817)	39.71%

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	(1,297,766)	9,484,345	(10,782,111)	(113.68)%

Minority common interest in Operating Partnership	(1,952,200)	(976,100)	(976,100)	100.00%

Discontinued operations	31,326,632	(140,989)	31,467,621	(22319.20)%

Net income	$16,211,634	$465,933	$15,745,701	3379.39%

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006.
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2007 in comparison to the similar period of 2006. The majority of the increase is attributable mainly to properties that have completed major renovations in late 2006 and early 2007and are leasing the newly renovated units at premium rent levels and are raising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Seasons property in Maryland and the Berkshires on Brompton property in Texas.  Market conditions remain favorable in the majority of the sub-markets in which the Company operates.  The Company continues to benefit from ongoing property rehabilitation projects at various properties in the Same Property Portfolio where successful results benefit the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006.  Utility reimbursements increased, mainly due to increased usage of bill back programs to tenants, period over period and were partially offset by decreases in interest and other miscellaneous revenues. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses decreased slightly in the quarter ended June 30, 2007 as compared to the same period of 2006.  Property insurance expense saw the largest increase in costs during the current quarter as compared to the year earlier comparative period. As anticipated, increases in premium levels for property insurance coverage, which was effective on July 1, 2006, continues to exceed costs incurred in the comparative period of the prior year, with the largest increases realized in the Florida and Texas markets.  The Company has renewed its property insurance coverage for the portfolio for the upcoming policy period as of May 1, 2007, and was able to achieve modest cost reductions in premiums for its property insurance coverage.  Decreases in payroll and related benefits, due to position vacancies at various properties, and some utilities, including gas, were the main contributors in offsetting the increase in insurance premiums.  The Seasons of Laurel property contributes significantly to the Company’s overall utility expense as the electricity charges at the property are paid by the Company and are not currently billed directly to tenants for usage of their apartment unit.  The Company is currently undertaking steps necessary to modify the utility infrastructure to allow for the passing of the individual apartment unit utility costs directly to its tenants and expects to implement system changes to allow for direct billing by unit.

Maintenance

Maintenance expense increased slightly in the six-month period ended June 30, 2007 as compared to the same period of 2006 and is due mainly to normal operating fluctuations including normal maintenance activities including cleaning, interior painting and landscaping.  Management continues to employ a proactive maintenance plan at its multifamily apartment communities within its portfolio and considers it an effective program that contributes to preserving, and in some cases increasing, its occupancy levels.

Real Estate Taxes

Real estate taxes decreased for the six-month period ended June 30, 2007 from the comparable period of 2006. The decrease is due mainly to an adjustment of prior year taxes assessed on two properties and recognized in the current period.   The savings were partially offset by the continued escalation of assessed property valuations for other properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.  Additionally, during the six months ended June 30, 2007, the Company received a refund of approximately $88,500 of real estate taxes paid in a prior period on the Country Place I and II properties related to an exemption initiated by the tax authority.

General and Administrative

General and administrative expenses increased in the six-month period ended June 30, 2007 compared to 2006.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including increases in legal fees related to ongoing property related issues and projects at certain properties in the portfolio as well as legal fees related to tenant issues including those related to rent collection at various properties in the portfolio.  Additionally, expenses related to the updating of computer software increased in the current six-month period.

Management Fees

Management fees of the Same Property Portfolio increased in the six-month period ended June 30, 2007 compared to the same period of 2006 based on increased levels of revenue of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the six months ended June 30, 2007 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the six months ended June 30, 2007 increased significantly over the comparable period of 2006. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, with the majority of the additional debt obtained on the Seasons of Laurel property, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other properties that was not in place in the comparative period of 2006.  Additionally, during the six-month period ended June 30, 2007, supplemental debt in the form of two second mortgages were obtained and contributed to the increased interest expense.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the six months ended June 30, 2007 as compared to the same six-month period of 2006.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the six-month period ended June 30, 2007.

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.                          (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the six months ended June 30, 2007 as compared to the six months ended June 30, 2007 are due mainly to the increase in the number of properties owned by the Company in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of June 30, 2007, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$477,585,100	5.48%

Debt Maturity Summary

Year	Balance	% of Total

2007	$1,620,084	0.34%
2008	13,027,490	2.73%
2009	20,319,044	4.25%
2010	4,844,279	1.01%
2011	5,156,323	1.08%
Thereafter	432,617,880	90.59%
Total	$477,585,100	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of June 30, 2007 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $469,738,370 at June 30, 2007 and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation. The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of June 30, 2007.

Debt-to-Fair Value of Real Estate Assets as of

	June 30, 2007	December 31, 2006

Net book value of multifamily apartment communities	$469,746,523	$445,597,599
Accumulated depreciation	154,430,286	148,670,523
Historical cost	624,176,809	594,268,122
Increase in fair value over historical cost	158,365,066	180,440,878
Fair Value – estimated	$782,541,875	$774,709,000

Mortgage Debt	$477,585,100	$469,378,510
Revolving Credit Agreement	17,500,000	-
Total Debt Outstanding	$495,085,100	$469,378,510

Debt-to-Fair Value	63.27%	60.59%

The debt-to-fair value of real estate assets includes the outstanding borrowings under the revolving credit facility, which were $17,500,000 and $0 at June 30, 2007 and December 31, 2006, respectively. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company was to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on our ability to meet our short-term liquidity requirements.  Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows.  As of June 30, 2007 and December 31, 2006, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on the management most current valuation of properties, which was made for all properties owned at December 31, 2006, and acquisition cost of properties acquired subsequent to December 31, 2006.

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

The following table presents a reconciliation of net gain (loss) to FFO for the three and six months ended June 30, 2007 and 2006:

	Three months ended Six months ended June 30, June 30,

	2007	2006	2007	2006

Net income (loss)	$23,119,830	$5,867,098	$16,211,635	$465,933
Add
Depreciation of real property	6,611,275	5,184,836	12,630,905	10,323,094
Depreciation of real property included in results of discontinued operations	171,147	-	371,043	-
Minority common interest in Operating Partnership	976,100	-	1,952,200	976,100
Minority interest in properties	1,471,581	175,824	1,695,195	1,215,341
Amortization of acquired in-place leases and tenant relationships	380,573	220,708	751,811	556,942
Equity in loss of Multifamily Venture and Limited Partnership Venture	689,536	292,273	1,297,766	437,502
Funds from operations of Multifamily Venture	-	226,449	-	260,899

Less
Funds from operations of Multifamily Venture and Limited Partnership Venture	(320,989)	-	(338,208)	-
Minority interest in properties share of funds from operations	(185,405)	(258,811)	(376,774)	(474,888)
Equity in income of Multifamily Venture	-	(9,910,154)	-	(9,921,847)
Gain on disposition of real estate assets	(32,122,606)	-	(32,122,606)	-

Funds from Operations	$791,042	$1,798,223	$2,072,967	$3,839,076

FFO for the three and six months ended June 30, 2007 decreased significantly as compared to FFO for the three and six month periods ended June 30, 2006.  The decrease is due mainly to increases in interest expense related to increased debt balances in the comparative six-month periods ended June 30, 2007 and 2006, specifically at the Seasons of Laurel property.

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

The Company believes the multifamily sector will benefit from the ongoing economic recovery and favorable current demographic trends. While the apartment sector has experienced slower growth over the past four years due to rising unemployment and a significant renter migration to single family homes, a reversal of both trends is now expected to spur an apartment recovery. The economic recovery is generating increased job growth, which typically translates into household formation and rising apartment occupancy. The Company feels, for single family homebuyers over the next several years, increasing housing costs and potentially higher interest rates may make purchases increasingly expensive and out of reach. In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the initial wave of echo boomers (age 28 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of June 30, 2007.  In addition to the outstanding mortgage debt, there was a balance of $17,500,000 outstanding on the revolving credit facility as of June 30, 2007 at a rate of 10.32%

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed Rate Debt	$1,620,084	$13,027,490	$20,319,044	$4,844,279	$5,156,323	$432,617,880	$477,585,100
Average Interest Rate	4.83%	6.35%	5.19%	5.14%	5.15%	5.42%	5.48%
Variable Rate Debt	$17,500,000	$-	$-	$-	$-	$-	$17,500,000
Average Interest Rate	10.32%	-	-	-	-	-	10.32%

The level of market interest rate risk remained relatively consistent from December 31, 2006 to June 30, 2007.

As of June 30, 2007, $17,500,000 of the Company’s outstanding debt is outstanding subject to variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                                CONTROLS AND PROCEDURES

Based on its evaluation, required by the Exchange Act Rules 13a-15(e) and 15d-15(e), the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                           OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

Item 1A.	RISK FACTORS

- Please read the risk factors disclosed in our Annual Report on Form 10K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 28, 2007.  As of June 30, 2007 there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect out financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
August 14, 2007	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

August 14, 2007	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer