Form 10-Q
period 2007-09-30
BERKSHIRE INCOME REALTY INC
filed 2007-11-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large Accelerated Filer                                             Accelerated Filer                                     Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒                   No

There were 1,406,196 shares of Class B common stock outstanding as of November 13, 2007.

Part I             FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $162,620,331 and $148,670,523, respectively	$466,127,312	$445,597,599
Cash and cash equivalents	30,854,850	15,393,249
Cash restricted for tenant security deposits	1,786,755	1,803,633
Replacement reserve escrow	7,474,616	5,645,565
Prepaid expenses and other assets	11,458,256	9,013,615
Investment in Multifamily Venture and Limited Partnership Venture	15,192,665	11,000,949
Acquired in place leases and tenant relationships, net of accumulated amortization of $7,037,244 and $6,215,155, respectively	300,314	718,994
Deferred expenses, net of accumulated amortization of $935,558 and $702,730, respectively	3,651,524	3,526,574
Total assets	$536,846,292	$492,700,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$508,130,472	$469,378,510
Due to affiliates	2,187,752	1,380,472
Dividend and distributions payable	1,837,607	1,837,607
Accrued expenses and other liabilities	12,762,050	12,012,347
Tenant security deposits	1,992,023	2,152,228
Total liabilities	526,909,904	486,761,164

Commitments and contingencies	-	-

Minority interest in properties	-	-

Minority common interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	-	-
Accumulated deficit	(60,288,504)	(64,285,878)

Total stockholders’ equity	9,936,388	5,939,014

Total liabilities and stockholders’ equity	$536,846,292	$492,700,178

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended Nine months ended September 30, September 30,
	2007	2006	2007	2006
Revenue:
Rental	$20,300,312	$17,184,796	$58,960,212	$49,597,152
Interest	228,628	239,934	638,965	680,610
Utility reimbursement	372,206	258,937	1,019,826	779,664
Other	980,416	717,610	2,487,673	1,981,662
Total revenue	21,881,562	18,401,277	63,106,676	53,039,088

Expenses:
Operating	5,306,184	4,818,857	16,195,302	14,022,744
Maintenance	1,671,047	1,568,864	4,381,686	3,951,061
Real estate taxes	2,267,516	2,022,345	6,527,961	5,881,306
General and administrative	749,187	828,562	2,290,073	2,015,283
Management fees	1,269,722	1,140,860	3,702,726	3,317,409
Depreciation	8,187,780	6,474,742	23,737,678	19,128,308
Interest	7,042,785	6,577,133	20,301,935	15,899,423
Loss on extinguishment of debt	318,789	-	318,789	-
Amortization of acquired in-place leases and tenant relationships	281,872	258,357	1,033,683	799,942
Total expenses	27,094,882	23,689,720	78,489,833	65,015,476

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership Venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(5,213,320)	(5,288,443)	(15,383,157)	(11,976,388)

Minority interest in properties	(168,000)	30,140	(1,863,195)	(1,183,238)

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	(739,397)	(356,188)	(2,037,163)	9,128,158

Minority common interest in Operating Partnership	(976,100)	(9,761,000)	(2,928,300)	(10,737,100)

Net loss from continuing operations	(7,096,817)	(15,375,491)	(22,211,815)	(14,768,568)

Discontinued operations:
Gain (loss) from discontinued operations	669	(66,779)	(795,305)	(207,768)
Gain (loss) on disposition of real estate assets	(11,367)	-	32,111,239	-
Income (loss) from discontinued operations	(10,698)	(66,779)	31,315,934	(207,768)

Net income (loss)	$(7,107,515)	$(15,442,270)	$9,104,119	$(14,976,336)

Preferred dividend	(1,675,197)	(1,675,198)	(5,025,595)	(5,025,595)

Net income (loss) available to common shareholders	$(8,782,712)	$(17,117,468)	$4,078,524	$(20,001,931)
Net income (loss) from continuing operations per common share, basic and diluted	$(6.24)	$(12.12)	$(19.37)	$(14.08)
Net income (loss) from discontinued operations per common share, basic and diluted	$(0.01)	$(0.05)	$22.27	$(0.14)
Net income (loss) available to common shareholders, per common share, basic and diluted	$(6.25)	$(12.17)	$2.90	$(14.22)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$-	$0.17	$0.03	$0.17

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)

						Total
					Accumulated	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	2,978,110	$70,210,830	1,406,196	$14,062	$(64,285,878)	$5,939,014

Net income	-	-	-	-	9,104,119	9,104,119

Distributions to common shareholders	-	-	-	-	(71,700)	(71,700)

Distributions to preferred shareholders	-	-	-	-	(5,025,595)	(5,025,595)

Distributions to minority owners/partners	-	-	-	-	(9,450)	(9,450)

Balance at September 30, 2007	2,978,110	$70,210,830	1,406,196	$14,062	$(60,288,504)	$9,936,388

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$9,104,119	$(14,976,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	333,179	352,541
Amortization of acquired in-place leases and tenant relationships	1,033,683	822,976
Depreciation	24,266,586	19,947,747
Loss on extinguishment of debt	290,341	324,944
Minority interest in properties	1,863,195	1,183,238
Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	2,037,163	(9,128,158)
Minority common interest in Operating Partnership	2,928,300	10,737,100
Interest earned on 1031 deposits	(257,262)	(82,597)
Gain on disposition of real estate assets	(32,111,239)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(375,050)	(358,457)
Prepaid expenses and other assets	(2,042,085)	(1,040,713)
Due to/from affiliates	807,280	276,537
Accrued expenses and other liabilities	507,553	1,574,121
Net cash provided by operating activities	8,385,763	9,632,944

Cash flows from investing activities:
Capital improvements	(12,562,119)	(13,342,813)
Acquisition of multifamily apartment communities	(45,009,930)	(3,421,098)
Deposits to replacement reserve escrow	(1,812,750)	(47,347)
Withdrawals from replacement reserve escrow	-	1,019,053
Release of section 1031 deposits	18,651,058	-
Interest earned on replacement reserve deposits	(38,562)	-
Investment in Multifamily Venture and Limited Partnership Venture	(6,370,681)	(7,034,821)
Proceeds from sale of properties	1,238,946	-
Distributions from Multifamily Venture and Limited Partnership Venture	141,802	692,032
Net cash used in investing activities	(45,762,236)	(22,134,994)

Cash flows from financing activities:
Borrowings from mortgage notes payable	73,090,000	126,094,000
Principal payments on mortgage notes payable	(2,886,842)	(1,516,329)
Borrowings from revolving credit facility – Affiliate	37,500,000	7,000,000
Principal payments on revolving credit facility-Affiliate	(37,500,000)	(7,000,000)
Good faith deposits on mortgage notes payable	(325,000)	(3,000,000)
Repayment of mortgages	(6,393,374)	(69,218,989)
Deferred financing costs	(748,470)	(635,298)
Distributions paid to tax authority on behalf of partners		-
Distributions to minority interest in properties	(1,872,645)	(8,105,188)
Distributions on common operating partnership units	(3,000,000)	(3,000,000)
Distributions to preferred shareholders	(5,025,595)	(5,025,595)
Net cash provided by financing activities	52,838,074	35,592,601

Net increase in cash and cash equivalents	15,461,601	23,090,551
Cash and cash equivalents at beginning of period	15,393,249	22,134,658
Cash and cash equivalents at end of period	$30,854,850	$45,225,209

Supplemental disclosure:
Cash paid for interest	$20,378,362	$15,408,647

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$136,884	$212,495
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units shares	1,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the nine months ended September 30,
	2007	2006

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(45,040,527)	$(23,557,762)
Acquired in-place leases	(615,003)	(377,113)
Mortgage payable	-	8,958,818
Accrued expenses	737,089	532,797
Tenant security deposit liability	255,079	95,417
Prepaid expenses	(346,568)	(197,822)
Deferred expenses	-	(17,000)
Escrows	-	(14,847)
Use of cash held in escrow from Section 1031 tax exchange	-	11,073,818
Use of interest earned on cash held in escrow from Section 1031 tax exchange	-	82,596
Net cash used for acquisition of Multifamily apartment communities	$(45,009,930)	$(3,421,098)

Sale of real estate interests:

Gross selling price	$44,816,664	$19,108,704
Payoff of mortgage note payable	(25,057,822)	(7,900,784)
Cost of sale	(126,100)	(134,102)
Distribution of minority interests	(1,238,946)	-
Cash held in escrow for 1031 exchange	(18,393,796)	(11,073,818)
Net cash flows from sale of real estate assets	$-	$-

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

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of September 30, 2007, the Company owned, or had an interest in, 27 multifamily apartment communities consisting of a total 7,895 apartment units.

Discussion of acquisitions for the nine months ended September 30, 2007

The Company acquired two properties during the nine months ended September 30, 2007.  The Company has deemed both acquisitions individually insignificant based on their purchase price of $20,500,000 and $24,250,000, respectively.  Additionally, the Company has also deemed that total acquisitions of $44,750,000 for the nine months ended September 30, 2007 are insignificant in the aggregate for purposes of determining significance pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (“FAS 141”).  Specific details of the acquisition are presented as follows:

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

On June 1, 2007, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Sunfield, LLC. , completed the acquisition of 100% of the fee simple interest of Sunfield Lakes Apartments, a 200 unit multifamily apartment community located in the City of Sherwood, County of Washington, Oregon, from an unaffiliated third party.  The purchase price was $24,250,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $17,500,000 advance from the revolving credit facility available from an affiliate and available cash.  The Company obtained first mortgage financing, which is collateralized by the property, in the amount of $19,440,000 on August 15, 2007 and subsequently used a portion of the proceeds and the 1031 net proceeds to repay the outstanding balance on the revolving credit facility. The acquisition of Sunfield Lakes is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended.

The Company identified the Dorsey’s Forge (“Dorsey’s”) and Trellis at Lee’s Mill (“Trellis”) properties as the properties relinquished as part of the 1031 tax-free exchange transaction.  As required by the tax code, qualified 1031 intermediaries were retained to execute the Hampton House and Sunfield Lakes acquisitions, and the two relinquished properties transactions.  The sale of Dorsey’s and Trellis have occurred as of September 30, 2007, and the 1031 tax-free exchange transaction was settled on July 13, 2007.  As of September 30, 2007, the purchase price allocations were final.

Discussion of dispositions for the nine months ended September 30, 2007

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis in Newport News, Virginia.  The proceeds from the sale of Trellis at Lee’s Mill were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.  The Company reinvested its share of proceeds from the sale of Trellis by purchasing qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s in Columbia, Maryland.  The Company’s share of the proceeds from the sale of Dorsey’s were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.  The Company reinvested its share of the proceeds from the sale of Dorsey’s by purchasing qualified replacement property.  The operating results of Dorsey’s have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

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

On June 19, 2007 the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1"). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, it also addresses whether the specialized industry accounting principles of the Guide (referred to as investment company accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  SOP 07-1 was to be effective for the Company’s 2008 fiscal year, however, in October 2007, the FASB agreed to propose an indefinite delay of the effective date of SOP 07-1.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Consolidated Statements of Comprehensive Income (Loss)

For the nine months ended September 30, 2007 and 2006, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30,	December 31,
	2007	2006

Land	$63,631,584	$60,024,448
Buildings, improvements and personal property	565,116,059	534,243,674

Multifamily apartment communities	628,747,643	594,268,122
Accumulated depreciation	(162,620,331)	(148,670,523)

Multifamily apartment communities, net	$466,127,312	$445,597,599

The Company accounts for its acquisitions of investments in real estate in accordance with FAS 141, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values.  The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2007 acquisition as of the acquisition date, which is included on the Company’s September 30, 2007 consolidated balance sheet:

	Multifamily	Acquired		Total
	Apartment	In-Place	Tenant	Recorded at
Property	Communities	Leases	Relationships	Acquisition Date(1)

Hampton House	$20,779,690	$252,390	$65,703	$21,097,783
Sunfield Lakes	24,357,837	230,205	66,705	24,654,747
Total	$45,137,527	$482,595	$132,408	$45,752,530

(1)	Additional costs, in excess of the contract purchase price, were incurred in relation to the acquisition transaction and have been included in the cost recorded at acquisition date.

      Discontinued Operations

On May 30, 2007 and June 22, 2007, the Operating Partnership completed the sale of 100% of the fee simple interest of the Trellis and Dorsey’s properties, respectively.  The assets and liabilities related to the sale of the properties have been removed from the accounts of the Company pursuant to the recording of the sale of the property. The net proceeds from the sale of Trellis and Dorsey’s, in the amount of $5,324,664 and $13,137,316, net of the $1,238,946 distribution to the minority interest holder, respectively, were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended. The Company reinvested the proceeds from the sale of Trellis and Dorsey’s in the acquisition of Hampton House Apartments during the quarter ended March 31, 2007 and Sunfield Lakes Apartments during the quarter ended June 30, 2007.

The results of operations for Trellis and Dorsey’s Forge properties have been restated and are presented as results from discontinued operations in the statement of operations for the three and six months ended June 30, 2007 and 2006, respectively, pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three and nine months ended September 30, 2007 and 2006 are presented in the following table.

	Three months ended Nine months ended September 30, September 30,

	2007	2006	2007	2006
Revenue:

Rental	$-	$1,059,193	$1,901,641	$3,110,297
Interest	856	1,395	2,323	3,243
Utility reimbursement	991	16,158	30,076	56,264
Other	1,252	56,484	72,138	154,914
Total revenue	3,099	1,133,230	2,006,178	3,324,718

Expenses:
Operating	2,202	282,868	520,320	863,902
Maintenance	87	136,217	280,428	372,924
Real estate taxes	3,580	90,984	163,834	257,461
General and administrative	(511)	18,209	40,003	59,029
Management fees	(2,928)	53,215	78,928	139,174
Depreciation	-	270,581	528,908	819,439
Loss on early extinguishment of debt	-	-	566,290	-
Interest	-	340,256	622,772	997,520
Amortization of acquired in-place leases and tenant relationships	-	7,679	-	23,037
Total expenses	2,430	1,200,009	2,801,483	3,532,486

Gain (loss) from discontinued operations	$669	$(66,779)	$(795,305)	$(207,768)

3.	INVESTMENT IN MULTIFAMILY VENTURE

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

Pursuant to the Operating Partnership’s completion of the sale of 100% of the interest in the Marina Mile property, the net proceeds from the sale in the amount of $11,073,818 were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Code, as amended.  As of December 31, 2006, the Company had reinvested the total proceeds from the sale of interests in Marina Mile of $11,073,818 in the acquisition of Chisholm Place Apartments and Briarwood Village Apartments, which were completed on June 28, 2006 and August 30, 2006, respectively.  The Company believes the acquisitions of Chisholm Place and Briarwood Village fulfill the purchase requirement under the 1031 exchange.  The Company received the final distribution of $141,802 from the Multifamily Venture on September 7, 2007.

The summarized balance sheets of the Multifamily Venture are as follows:

	September 30,	December 31,
	2007	2006
ASSETS
Multifamily apartment communities, net	$-	$-
Cash and cash equivalents	-	321,887
Other assets	-	-
Total assets	$-	$321,887

LIABILITIES AND OWNERS’ EQUITY
Mortgage note payable	$-	$-
Other liabilities	-	-
Owners’ equity	-	321,887
Total liabilities and owners’ equity	$-	$321,887

Company’s share of equity (1)	$-	$146,522

(1)
As of September 30, 2007, the Multifamily Venture has made final distributions of cash, and as a result, there are no assets remaining at September 30, 2007.  At December 31, 2006 the Company’s carrying value of its share of equity in the Multifamily Venture was equal to its ownership interest if computed using the Company’s 45.52% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above.

The summarized statement of operations of the Multifamily Venture for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended Nine months ended September 30, September 30,
	2007	2006	2007	2006
Revenue	$-	$46,915	$-	$1,143,145

Expenses	13,256	4,059	13,256	1,527,488

Operating income (loss)	(13,256)	42,856	(13,256)	(384,343)

Gain on sale of real estate assets	-	(26,396)	-	19,806,859

Net income	$(13,256)	$16,460	$(13,256)	$19,422,516

Equity in income (loss) of Multifamily Venture	$(6,034)	$7,492	$(6,034)	$8,841,129

Adjustment of carrying value	1,313	-	1,313	1,088,210

Adjusted equity in income of Multifamily Venture (1)	$(4,721)	$7,492	$(4,721)	$9,929,339

(1)– As of September 30, 2007, this amount represented the Company’s share of the net income of the Multifamily Venture if computed using the Company’s 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property.  As of September 30, 2006, this amount represents the Company’s share of the net loss of the Multifamily Venture if computed using the Company’s 35.00% ownership percentage for the month of January 2006 and the 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property, for the months of February through June of 2006 as presented in the table above

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines.  As of September 30, 2007 and December 31, 2006, the Company has accounted for its share of the equity in BVF operating activity through June 30, 2007 and September 30, 2006, respectively.

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

On September 10, 2007, the Company received notice of the eighth capital call by BVF, an affiliate of the Company.  The capital call represented 15.0%, or $3,500,374, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on September 24, 2007 and brought the total direct investment by the Company to $18,551,982, or 79.3% of the total committed capital amount of $23,400,000

The summarized statements of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	June 30, 2007	September 30, 2006

Multifamily apartment communities, net	$700,017,430	$483,237,759
Cash and cash equivalents	14,765,525	4,307,036
Other assets	24,593,809	22,300,247
Total assets	$739,376,764	$509,845,042

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$488,868,099	$320,417,900
Revolving credit facility	58,400,000	62,400,000
Other liabilities	19,489,467	19,025,264
Minority interest	14,237,544	14,588,442
Partners’ capital	158,381,654	93,413,436
Total liabilities and partners’ capital	$739,376,764	$509,845,042

Company’s share of partners’ capital	$11,087,898	$6,539,638
Basis differential (1)	4,104,767	4,314,789
Carrying value of the Company’s investment in Multifamily Limited Partnership	$15,192,665	$10,854,427

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At June 30, 2007 and September 30, 2006, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $3,500,374 and $3,710,396, to BVF during the third quarter of 2007 and the fourth quarter of 2006, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

The summarized statement of operations of BVF for the three and nine months ended June 30, 2007 and 2006 is as follows:

	Three months ended Nine months ended June 30, June 30,

	2007	2006	2007	2006

Revenue	$20,728,213	$10,290,617	$57,905,757	$18,880,143

Expenses	(32,332,729)	(16,515,969)	(90,276,721)	(31,354,852)

Minority interest	1,110,268	1,025,576	3,339,178	1,025,576

Net loss attributable to investment	$(10,494,248)	$(5,199,776)	$(29,031,786)	$(11,449,133)

Equity in loss of Multifamily Limited Partnership	$(734,676)	$(363,680)	$(2,032,442)	$(801,181)

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

On April 26, 2007, the Company, through its wholly owned subsidiary, BIR Hampton, LLC., executed a non-recourse mortgage note payable on the Hampton House Apartments for $20,000,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.77% for a term of 10 years.  The note requires interest payments for 60 months and matures on April 1, 2017, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On May 10, 2007, the Company, through its wholly owned subsidiary, BIR Westchester Limited Partnership, executed a non-recourse second mortgage note payable on the Westchester West Apartments for $8,000,000, which is collateralized by the related property.  The interest rate on the note is fixed at 5.89% and is coterminous with the existing first mortgage note, which matures on March 1, 2015.

On August 15, 2007, the Company, through its wholly owned subsidiary, BIR Sunfield, LLC., executed a non-recourse mortgage note payable on the Sunfield Lakes Apartments for $19,440,000, which is collateralized by the related property. The interest rate on the note is fixed at 6.29% for a term of 10 years.  The note requires interest only payments for 60 months and matures on September 1, 2017, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.

On September 20, 2007, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on the Berkshires on Brompton Apartments for $18,600,000, which is collateralized by the related property.  The interest rate on the note is fixed at 5.71% for a term of 7 years.  The note requires interest payments for 84 months and matures on November 1, 2014, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.  The new mortgage debt was a refinancing of then outstanding debt of $6,393,374.  The Company incurred a prepayment penalty of $240,644 in connection with the pay-off of the refinanced debt.

The combined aggregate principal maturities of mortgage notes payable at September 30, 2007 are as follows:

2007	$1,097,037
2008	12,821,362
2009	20,257,150
2010	4,779,543
2011	5,088,624
Thereafter	464,086,756
$508,130,472

6.           REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000, was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The revolving credit agreement (the “Agreement”) had a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through negotiations and were approved by the Audit Committee of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange.  On October 30, 2006, the Company exercised its contractual option to extend the maturity date on the revolving credit facility available from the affiliate.  The Company sent notice to the affiliate of its intent, pursuant to the credit agreement, to extend the maturity date of the revolving credit facility by six months, until June 30, 2007.

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

During the nine months ended September 30, 2007 and 2006, the Company borrowed $37,500,000 and $7,000,000, respectively, related to the acquisition activities of the Company and repaid advances of $37,500,000 and $7,000,000, respectively, during the same periods.  There were no borrowings outstanding as of September 30, 2007 and December 31, 2006, respectively.  The Company incurred interest and fees of $676,400 and $3,860 related to the facility during the nine months ended September 30, 2007 and 2006, respectively.

7.           STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.  For the nine months ended September 30, 2007 and 2006, the Company’s aggregate dividends totaled $5,025,595 and $5,025,595, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2007 and December 31, 2006.

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

8.           EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.  For the nine months ended September 30, 2007 and 2006, the Company did not have any common stock equivalents therefore basic and diluted earnings per share were the same.

The reconciliation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss) from continuing operations	$(7,096,817)	$(15,375,491)	$(22,211,815)	$(14,768,568)
Less: Preferred dividends	(1,675,197)	(1,675,198)	(5,025,595)	(5,025,595)
Net income (loss) from continuing operations available to common shareholders	$(8,722,014)	$(17,050,689)	$(27,237,410)	$(19,794,163)

Net income (loss) from discontinued operations	$(10,698)	$(66,779)	$31,315,934	$(207,768)

Net income (loss) available to common shareholders	$(8,782,712)	$(17,117,468)	$4,078,524	$(20,001,931)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

Net income (loss) from continuing operations per common share available to common shareholders, basic and diluted	$(6.24)	$(12.12)	$(19.37)	$(14.08)

Net income (loss) from discontinued operations per common share available to common shareholders, basic and diluted	$(0.01)	$(0.05)	$22.27	$(0.14)

Net income (loss) per common share available to common shareholders, basic and diluted	$(6.25)	$(12.17)	$2.90	$(14.22)

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

Minority interest in the properties is carried at zero on the balance sheet due to the minority interest having no obligation to fund accumulated losses/deficits.

Minority Common Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership for the nine months ended September 30:

	2007	2006
Net income (loss)	$9,104,119	$(14,976,336)
Add:
Minority common interest in Operating Partnership	2,928,300	10,737,100
Net income (loss) before minority interest in Operating Partnership	12,032,419	(4,239,236)
Preferred dividend	(5,025,595)	(5,025,595)
Income (loss) available to common equity	7,006,824	(9,264,831)
Common Operating Partnership units of minority interest	97.61%	97.61%
Minority common interest in Operating Partnership	$6,839,361	$(9,043,401)

In the nine months ended September 30, 2007, the Operating Partnership recognized net income.  The net income was not sufficient to create positive basis in the Operating Partnership and therefore no allocation was made to the minority common interest in Operating Partnership at September 30, 2007, except to the extent distributions were paid or accrued.  In the nine months ended September 30, 2006, the Operating Partnership incurred a net loss and therefore no allocation was made to the minority common interest in Operating Partnership at September 30, 2006, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2006	$(64,701,866)	$250,546	$(64,451,320)

Minority common interest in Operating Partnership	6,839,361	167,463	7,006,824

Distributions to common interest in Operating Partnership	(2,928,300)	(71,700)	(3,000,000)

Balance at September 30, 2007 (1)	$(60,790,805)	$346,309	$(60,444,496)

       (1)                      Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest        having no obligation to fund losses/deficits.

As of September 30, 2007 and December 31, 2006, respectively, the minority interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.           RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended Nine months ended September 30, September 30,

	2007	2006	2007	2006

Property management fees	$848,434	$775,715	$2,526,575	$2,201,497
Expense reimbursements	62,739	78,974	188,217	237,110
Salary reimbursements	2,306,373	2,104,843	7,106,483	6,131,553
Asset management fees	418,360	418,360	1,255,079	1,255,088
Construction management fees	229,030	248,251	545,693	644,007
Acquisition fees	-	138,167	447,500	234,417
Interest on revolving credit facility	116,100	-	676,400	3,860

Total	$3,981,036	$3,764,310	$12,745,947	$10,707,532

Amounts due to affiliates of $2,768,784 and $1,916,315 are included in Due to affiliates at September 30, 2007 and December 31, 2006, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due from affiliates of $581,032 and $535,843 are included in Due to affiliates at September 30, 2007 and December 31, 2006, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $2,187,752 and $1,380,472 at September 30, 2007 and December 31, 2006, respectively, represent intercompany development fees and related party reimbursements.

Of the $12,745,947 related party fees and interest incurred in the nine months ended September 30, 2007, $8,043,619 remained outstanding of which $874,397 is included in accrued expenses and other liabilities and $7,169,222 is included in due to affiliates in the accompanying Consolidated Balance Sheets.

The Company pays property management fees to an affiliate for property management services.  The fees are payable at a rate of 4% of gross income.

The Company pays asset management fees to an affiliate for asset management services.  These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.  Effective April 4, 2003, under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 annual maximum payable by the Company represent fees incurred and paid by the minority partners in the properties.  The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company pays acquisition fees to an affiliate for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the three and nine months ended September 30, 2007 and 2006, the Company incurred fees on the following acquisitions:

	Three months ended Nine months ended September 30, September 30,

	2007	2006	2007	2006
Hampton House	$-	$-	$205,000	$-
Sunfield Lakes	-	-	242,250	-
Briarwood Village	-	138,167	-	138,167
Chisholm Place	-	-	-	96,250
Total	$-	$138,167	$447,250	$234,417

During the nine months ended September 30, 2007 and 2006, the Company borrowed $37,500,000 and $7,000,000, respectively, from the revolving credit facility available from an affiliate related to the acquisition activities of the Company and repaid advances of $37,500,000 and $7,000,000 respectively, during the same periods.   There were no borrowings outstanding as of September 30, 2007 and December 31, 2006, respectively.  The Company incurred interest and fees of $676,400 and $3,860 related to the facility during the nine months ended September 30, 2007 and 2006, respectively.

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

On September 10, 2007, the Company received notice of the eighth capital call by BVF, an affiliate of the Company.  The capital call represented 15.0%, or $3,500,374, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on September 24, 2007 and brought the total direct investment by the Company to $18,551,982, or 79.3% of the total committed capital amount of $23,400,000

12.           LEGAL PROCEEDINGS

The Company is currently party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  Specifically, the purchase and sales agreement provided that if certain conditions were met, the seller/developer would develop a vacant parcel of land contiguous to the acquired property with 18 new residential apartment units (the “New Units”) for the benefit of the Company at an agreed upon price.  The purchase and sales agreement also provided the opportunity for the seller/developer to build a limited number of garages (the “Garages”) for the existing apartment units, for the benefit of the Company at an agreed upon price.

In 2006, the Company accured $190,000 with respect to this matter based on a settlement offer extended to the plantiff. On November 9, 2007, the judge issued a summary judgment with respect to the construction of the New Units.  The judgment was against the Company, but did not specify damages, which the plaintiff will be required to demonstrate at trial.  The Company believes that there are reasonable grounds for appeal of this ruling and intends to vigorously defend against this claim.  No ruling has been made with respect to the claim on the Garages and the Company also intends to vigorously defend against this claim.

As of September 30, 2007, the Company believes it is probable that it will incur $190,000 in losses with respect to the New Units and as of September 30, 2007, the Company has accrued $190,000 with respect to this matter.

The Company believes that it is reasonably possible that additional losses of up to $800,000 could be incurred, but the actual amount is not estimable at September 30, 2007, and therefore the Company has not recorded any amounts for these losses.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

13.           SUBSEQUENT EVENTS

On October 14, 2007 the Walden Pond property located in Texas sustained a fire in one of its buildings.   The fire was extensive, to the single building and resulted in substantial damage to most of the units in the building.  The Company is in the process of obtaining estimates to renovated the building, which may require complete reconstruction.

On November 1, 2007, the Company commenced construction on the development of vacant land adjacent to the Arboretum property.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is currently estimated at $17,000,000 and is expected to be completed in late 2008.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with Berkshire Income Realty, Inc.’s (the “Company”) consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP, (“BVF” or the “Fund”) availability of capital, interest rates and interest rate spreads, changes in generally accepted accounting principles and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A. entitled “Risk Factors” to the Company’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2007 and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.  The risks herein are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risks factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.

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

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.  As of November 13, 2007, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine months ended September 30, 2007 included the following:

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

•
On April 26, 2007, the Company closed on $20,000,000 of fixed rate financing on the Hampton House property.  The loan is a non-recourse mortgage note with a fixed interest rate of 5.77% and a term of 10 years.  The loan was used to repay the $20,000,000 of revolving credit used to purchase the property initially.

•
On June 1, 2007, the Company acquired Sunfield Lakes Apartments for $24,250,000, from an unaffiliated seller.  The 200 unit multifamily apartment community is located in the City of Sherwood, Oregon.  The purchase price was paid with a combination of proceeds from the advance of $17,500,000 on the revolving credit facility available from an affiliate, and cash from available working capital.  The property has been designated as a qualified replacement property in a transaction structured to comply with a Section 1031 tax deferred reverse exchange under the Internal Revenue Code of 1986, as amended.

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

•
On August 15, 2007, the Company, through its wholly owned subsidiary, BIR Sunfield, LLC., executed a non-recourse mortgage note payable on the Sunfield Lakes Apartments for $19,400,000, which collateralized by the related property.  The interest rate on the note is fixed at 6.29% for a term of 10 years.  The note requires interest only payments for 60 months and matures on September 1, 2017, at which time the remaining principal and accrued interest is due.  The note may be prepaid, subject to prepayment penalty, at anytime with 30 days of notice.

•
On September 20, 2007, the Company closed on refinancing of $18,600,000 fixed rate first mortgage debt secured by the Berkshire on Brompton property. The loan is a non-recourse mortgage note with a fixed interest rate of 5.71% and a term of 7 years.  The note requires interest only payments for 60 months and matures on October 1, 2014, at which time the remaining principal and accrued interest is due.  The note may be prepaid, subject to prepayments penalty, at anytime with 30 days of notice.

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

On June 19, 2007 the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1"). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, it also addresses whether the specialized industry accounting principles of the Guide (referred to as investment company accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  SOP 07-1 was to be effective for the Company’s 2008 fiscal year, however, in October 2007, the FASB agreed to propose an indefinite delay of the effective date of SOP 07-1.

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2007 and December 31, 2006, the Company had $30,854,850 and $15,393,249 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three months ended Nine months ended September 30, September 30,

	2007	2006	2007	2006

Cash provided by operating activities	$1,931,437	$4,712,093	$8,385,763	9,632,944
Cash used in investing activities	10,393,924	(10,605,980)	(45,762,236)	(22,134,994)
Cash provided by financing activities	10,435,761	33,600,980	52,838,074	35,592,601

During the nine months ended September 30, 2007, cash increased by $15,461,601. The main component of the overall increase was due to $52,838,074 of cash provided by the Company’s financing activities, which include proceeds from new first, second and refinanced mortgage debt on various properties totaling $73,090,000.  The increases from the credit activities were offset by payments of principal on existing mortgage loans repayment of refinanced loan, distributions to common and preferred shareholders and distributions to minority owners in the properties.  The increase was partially offset by $45,762,236 used in the investing activities of the Company. The activities relate mainly to the acquisition of the Hampton House and Sunfield Lakes properties for $21,097,783 and $24,654,747, respectively, capital expenditures related to the rehabilitation of the Company’s properties of $12,562,119 and additional investments of capital in BVF of $6,370,681, which was partially offset by the release of section 1031 related transaction funds of $18,651,058.  Additionally, the net cash used by the investing and financing activities of the Company was further offset by an increase in cash of $8,385,763 provided by the operating activities of the Company.

During the nine months ended September 30, 2007, the Company sold two properties but did not recognize the $18,393,796 in cash these sales generated as the funds were held in restricted escrow accounts pending the settlement of the related 1031 exchange transaction in the second quarter of 2007.  The transaction was completed on July 13, 2007 and the Company recognized those cash flows in the third quarter of 2007.

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

As of September 30, 2007, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Arboretum Land, a parcel of vacant land adjacent to the Arboretum Place Apartments.  First mortgage fixed interest rate debt on Hampton House and Sunfield Lakes was completed during the nine months ended September 30, 2007.  The financing provided $39,440,000 and was used primarily to pay down advances on the revolving credit facility used to acquire the property.  The Company also refinanced the outstanding debt on the Berkshire on Brompton property.  The refinancing provided additional liquidity of $12,200,000.  Supplemental fixed interest rate mortgage financing on the Yorktowne and Westchester West properties was completed during the nine months ended September 30, 2007 and provided $15,050,000 of additional liquidity during the period.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. During the nine months ended September 30, 2007, the Company borrowed $20,000,000, which it later repaid and borrowed an additional $17,500,000 from the credit facility for the acquisition of properties that were acquired prior to obtaining financing.  The Company used the proceeds of the borrowing to acquire the Hampton House and Sunfield Lakes properties.  The additional $17,500,000 revolving credit facility balance was paid off during the third quarter of 2007, and there were no borrowings outstanding on the credit facility as of September 30, 2007.

Capital Expenditures

The Company incurred $3,691,597 and $2,937,957 in recurring capital expenditures during the nine months ended September 30, 2007 and 2006, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $8,896,502 and $10,404,856 in renovation-related capital expenditures during the nine months ended September 30, 2007 and 2006, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In January 2004, the Company authorized the renovation of 252 apartment units at its Berkshires of Columbia (formerly Hannibal Grove property (“Columbia”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit.  The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.  In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a limited number of units, the interior renovation of all 252 units at Columbia, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit.  As of September 30, 2007, 218 units, or 87%, of 252 apartment units at Columbia have been renovated, of which 213 units, or 98%, of those completed units have been leased. The Company currently anticipates spending, and has budgeted in 2007, approximately $2,600,000 for continued renovations at Hannibal and currently anticipates completing the project in the fourth quarter of 2007.  Total costs committed to date are below original estimates and are anticipated to remain under budget through the remainder of the project.

In May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362-unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,800,000.  The Company initially tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable.  Based on the successful financial returns of the 100-unit test, the Company decided to move forward with the renovation of the remaining 262 units.  The costs associated with the renovation of the remaining 262 units were approved as part of the 2006 capital budget, which included a per-unit estimated cost of $7,300 or $1,912,600.  As of September 30, 2007, all 362 units, or 100%, including the 100 test units, have been renovated, of which 343 units, or 95%, of those completed units have been leased.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of September 30, 2007, the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 57% complete as 212 of the 375 units had been completed, of which 197 units, or 93% have been leased.

Other properties are undergoing limited-scope interior renovation projects during 2007.  The decision to undertake these renovations was also made as part of the decision to acquire the respective properties.  The projects include rehabilitation of the kitchens; bathrooms, lighting and fixtures included exterior renovations of the Chisholm Place and Briarwood Apartments properties.  Both projects were complete as of September 30, 2007.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns.  The Company continues to assess the viability of developing additional apartment units on those parcels. On November 1, 2007, the Company commenced construction on the development of vacant land adjacent to the Arboretum property.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is currently estimated at $17,000,000 and is expected to be completed in late 2008.  No decision to proceed nor have any funds been committed to the development of the other parcel of vacant land as of September 30, 2007.

The Company’s capital budgets for 2007 anticipate spending approximately $20,092,718 for ongoing rehabilitation and development of current portfolio properties during the year.  As of September 30, 2007, the Company has not committed to any new significant rehabilitation projects.

Acquisitions

On March 2, 2007, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Hampton Manager, LLC. , completed the acquisition of 100% of the fee simple interest of Hampton House Apartments, a 222 unit mixed use high-rise apartment building located in Towson, Maryland, from an unaffiliated third party.  The purchase price was $20,500,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash.   The Company obtained first mortgage financing, which is collateralized by the property, in the amount of $20,000,000 on April 26, 2007 and subsequently used a portion of the proceeds and the 1031 net proceeds to repay the outstanding advance on the revolving credit facility.  The acquisition of Hampton House is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended.  As required by the tax code, a qualified 1031 intermediary was retained to execute the Hampton House acquisition and relinquished properties transactions.  As of September 30, 2007, the purchase price allocation is final and no further adjustment is contemplated.

On June 1, 2007, the Operating Partnership, through a newly and wholly owned subsidiary, BIR Sunfield, LLC. , completed the acquisition of 100% of the fee simple interest of Sunfield Lakes Apartments, a 200 unit multifamily apartment community is located in the City of Sherwood, County of Washington, Oregon, from an unaffiliated third party.  The purchase price was $24,250,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $17,500,000 advance from the revolving credit facility available from an affiliate and available cash.  On August 15, 2007, the Company closed on first mortgage financing, which is collateralized by the property, in the amount of $19,440,000.  A portion of the financing and 1031 net proceeds were used to repay the outstanding balance on the revolving credit facility.  The acquisition of Sunfield Lakes is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse Section 1031 tax exchange under the Internal Revenue Code of 1986, as amended.

The Company identified the Dorsey’s Forge (“Dorsey’s”) and Trellis at Lee’s Mill (“Trellis) as the properties it relinquished as part of the 1031 tax-free exchange transaction.  As required by the tax code, qualified 1031 intermediaries were retained to execute the Hampton House and Sunfield Lakes acquisitions, and the two relinquished properties transactions.  The sale of Dorsey’s and Trellis occurred in the second quarter, and the 1031 tax-free exchange transaction was subsequently settled on July 13, 2007.

Discussion of dispositions for the nine months ended September 30, 2007

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis in Newport News, Virginia.  The proceeds from the sale of Trellis at Lee’s Mill were deposited in an escrow account with qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and intends to reinvest its share of proceeds from sale of Trellis in the purchase of qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were previously reported as part of continuing operations.

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s in Columbia, Maryland.  The proceeds from the sale of Dorsey’s Forge were deposited in an escrow account with qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended, and intends to reinvests its share of proceeds from sale of Dorsey’s Forge in the purchase of qualified replacement property.  The operating results of Dorsey’s Forge have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were previously reported as part of continuing operations.

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

Results of Operations and Financial Condition

During the nine months ended September 30, 2007, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through September 30, 2007, remains the same in total number as two properties were acquired and two properties were sold during the period.   As a result of changes in property holdings in the Total Portfolio over the nine-month period ended September 30, 2007, the consolidated financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the nine months ended September 30, 2007 and 2006 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

 “Net Operating Income (“NOI”) falls within the definition of a “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP.  The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company’s multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors.  The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly relate to the income producing activities of the properties.  We believe that to achieve a more complete understanding of the Company’s performance, NOI should be compared with our reported net income (loss).  Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact of interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income, shown on the statement of operations.  For the three month period ended September 30, 2007 and 2006, net income (loss) was $(7,107,515) and $(15,442,272), respectively.  For the nine month period ended September 30, 2007 and 2006, net income (loss) was $9,104,119 and $(14,976,336), respectively.  A reconciliation of our NOI to net income (loss) for the three and nine month periods ended September 30, 2007 and 2006 are presented as part of the following tables on page 29 and 30, and 33 and 34.

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006.

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2006 and owned through September 30 2007.  The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2005.  (The 2007 and 2006 activity for the Dorsey’s and Trellis properties have been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Three months ended September 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$17,540,993	$16,730,032	$810,961	4.85%
Interest, utility reimbursement and other	1,161,619	984,108	177,511	18.04%
Total revenue	18,702,612	17,714,140	988,472	5.58%

Operating Expenses:
Operating	4,263,585	4,568,816	(305,231)	(6.68)%
Maintenance	1,398,536	1,524,241	(125,705)	(8.25)%
Real estate taxes	1,899,605	2,020,923	(121,318)	(6.00)%
General and administrative	229,069	306,822	(77,753)	(25.34)%
Management fees	731,043	697,363	33,680	4.83%
Total operating expenses	8,521,838	9,118,165	(596,327)	(6.54)%

Net Operating Income	10,180,774	8,595,975	1,584,799	18.44%

Non-operating expenses:
Depreciation	6,574,366	6,268,504	305,862	4.88%
Interest	5,947,973	5,063,518	884,455	17.47%
Loss on extinguishment of debt	-	1,540,851	(1,540,851)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	(18)	209,924	(209,942)	(100.01)%
Total non-operating expenses	12,522,321	13,082,797	(560,476)	(4.28)%

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(2,341,547)	(4,486,822)	2,145,275	46.38%

Minority interest in properties	-	-

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	-	-

Minority common interest in Operating Partnership	-	-

Discontinued operations	-	-

Net income (loss)	$(2,341,547)	$(4,486,822)	$2,145,275	46.38%

	Total Property Portfolio
	Three months ended September 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$20,300,312	$17,184,796	$3,115,516	18.13%
Interest, utility reimbursement and other	1,581,250	1,216,481	364,769	29.99%
Total revenue	21,881,562	18,401,277	3,480,285	18.91%

Operating Expenses:
Operating	5,306,184	4,818,857	487,327	10.11%
Maintenance	1,671,047	1,568,864	102,183	6.51%
Real estate taxes	2,267,516	2,022,345	245,171	12.12%
General and administrative	749,187	828,562	(79,375)	(9.58)%
Management fees	1,269,722	1,140,860	128,862	11.30%
Total operating expenses	11,263,656	10,379,488	884,168	8.52%

Net Operating Income	10,617,906	8,021,789	2,596,117	32.36%

Non-operating expenses:
Depreciation	8,187,780	6,474,742	1,713,038	26.46%
Interest	7,361,574	6,577,133	784,442	11.93%
Amortization of acquired in-place leases and tenant relationships	281,872	258,357	23,515	9.10%
Total non-operating expenses	15,831,226	13,310,232	2,520,995	18.94%

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(5,213,320)	(5,288,443)	75,122	(1.42)%

Minority interest in properties	(168,000)	30,140	(198,140)	(657.40)%

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	(739,397)	(356,188)	(383,209)	(107.59)%

Minority common interest in Operating Partnership	(976,100)	(9,761,000)	8,784,900	(90.00)%

Gain (loss) on discontinued operations	-	-	-	-%

Net income (loss)	$(7,096,817)	$(15,375,491)	$8,278,673	(53.84)%

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006.
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended September 30, 2007 in comparison to the similar period of 2006. The majority of the increase is attributable mainly to properties that have completed major renovations in late 2006 and early 2007 and are leasing the newly renovated units at premium rent levels and are raising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Seasons property in Maryland and the Berkshires on Brompton property in Texas.  Market conditions remain favorable in the majority of the sub-markets in which the Company operates.  The Company continues to benefit from ongoing property rehabilitation projects at various properties in the Same Property Portfolio where successful results benefit the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006.  Utility reimbursements increased, mainly due to increased usage of utility bill back programs to tenants designed to recoup individual unit utility expenses for electric, gas and water and sewer charges, period over period and were partially offset by decreases in interest and other miscellaneous revenues. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses decreased slightly in the quarter ended September 30, 2007 as compared to the same period of 2006.  Property insurance expense saw the largest decrease in costs during the current quarter as compared to the year earlier comparative period.  The Company has renewed its property insurance coverage for the portfolio for the upcoming policy period as of May 1, 2007, and was able to achieve modest cost reductions in premiums for its property insurance coverage.  Decreases in payroll and related benefits, due to position vacancies at various properties, and some utilities, including gas, were the main contributors in offsetting the increase in insurance premiums.  The Seasons of Laurel property contributes significantly to the Company’s overall utility expense as the electricity charges at the property are paid by the Company and are not currently billed directly to tenants for usage of their apartment unit.  The Company is currently undertaking steps necessary to modify the utility infrastructure to allow for the passing of the individual apartment unit utility costs directly to its tenants and expects to implement system changes to allow for direct billing by unit.

Maintenance

Maintenance expense decreased slightly in the three-month period ended September 30, 2007 as compared to the same period of 2006 and is due mainly to normal operating fluctuations including normal maintenance activities including cleaning, interior painting and landscaping.  Management continues to employ a proactive maintenance plan at its multifamily apartment communities within its portfolio and considers it an effective program that contributes to preserving, and in some cases increasing, its occupancy levels.

Real Estate Taxes

Real estate taxes decreased for the three-month period ended September 30, 2007 from the comparable period of 2006. The decrease is due mainly to an adjustment of assessments on various properties in the portfolio, including properties located in Texas which have seen a reduced real estate tax due to newly enacted tax legislation creating a new business excise tax designed to offset the property tax burden in the state of Texas.  The savings were partially offset by the continued escalation of assessed property valuations for other properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the three-month period ended September 30, 2007 compared to 2006.  The overall decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including decreases in legal fees related to ongoing property related issues and projects at certain properties in the portfolio as well as legal fees related to tenant issues including those related to rent collection at various properties in the portfolio.  Additionally, expenses related to the updating of computer software decreased in the current three-month period.

Management Fees

Management fees of the Same Property Portfolio increased in the three-month period ended September 30, 2007 compared to the same period of 2006 based on increased levels of revenue of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three months ended September 30, 2007 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three months ended September 30, 2007 increased significantly over the comparable period of 2006. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, with the majority of the additional debt obtained on the Seasons of Laurel property, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other properties that was not in place in the comparative period of 2006.  Additionally, during the three-month period ended June 30, 2007, supplemental debt in the form of two second mortgages were obtained and contributed to the increased interest expense.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended September 30, 2007 as compared to the same three-month period of 2006.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the three month period ended September 30, 2007.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

	Same Property Portfolio
	Nine months ended September 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$51,843,102	$48,925,900	$2,917,202	5.96%
Interest, utility reimbursement and other	3,083,180	2,821,803	261,377	9.26%
Total revenue	54,926,282	51,747,703	3,178,579	6.14%

Operating Expenses:
Operating	13,414,420	13,485,919	(71,499)	(0.53)%
Maintenance	3,800,229	3,904,588	(104,359)	(2.67)%
Real estate taxes	5,545,915	5,878,967	(333,052)	(5.67)%
General and administrative	915,128	877,615	37,513	4.27%
Management fees	2,151,590	2,022,572	129,018	6.38%
Total operating expenses	25,827,282	26,169,661	(342,378)	(1.31)%

Net Operating Income	29,099,000	25,578,042	3,520,957	13.77%

Non-operating expenses:
Depreciation	19,756,054	18,623,123	1,132,931	6.08%
Interest	16,544,576	14,100,011	2,444,565	17.34%
Loss on Extinguishment of Debt	318,789	1,822,615	(1,503,826)	(82.51)%
Amortization of acquired in-place leases and tenant relationships	78,816	751,509	(672,693)	(89.51)%
Total non-operating expenses	36,698,235	35,297,258	1,400,977	3.97%

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(7,599,235)	(9,719,216)	2,119,980	(21.81)%

Minority interest in properties	-	-	-

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	-	-	-

Minority common interest in Operating Partnership	-	-	-

Discontinued operations	-	-	-

Net income (loss)	$(7,599,235)	$(9,719,216)	$2,119,980	(21.81)%

	Total Property Portfolio
	Nine months ended September 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Revenue:
Rental	$58,960,212	$49,597,152	$9,363,060	18.88%
Interest, utility reimbursement and other	4,146,464	3,441,936	704,528	20.47%
Total revenue	63,106,676	53,039,088	10,067,588	18.98%

Operating Expenses:
Operating	16,195,302	14,022,744	2,172,558	15.49%
Maintenance	4,381,686	3,951,061	430,625	10.90%
Real estate taxes	6,527,961	5,881,306	646,655	11.00%
General and administrative	2,290,073	2,015,283	274,790	13.64%
Management fees	3,702,726	3,317,409	385,317	11.61%
Total operating expenses	33,097,748	29,187,803	3,909,945	13.40%

Net Operating Income	30,008,928	23,851,285	6,157,643	25.82%

Non-operating expenses:
Depreciation	23,737,678	19,128,308	4,609,370	24.10%
Interest	20,620,724	15,899,423	4,721,301	29.69%
Amortization of acquired in-place leases and tenant relationships	1,033,683	799,942	233,741	29.22%
Total non-operating expenses	45,392,085	35,827,673	9,564,412	26.70%

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership venture, minority common interest in Operating Partnership and income (loss) from discontinued operations	(15,383,157)	(11,976,388)	(3,406,768)	28.45%

Minority interest in properties	(1,863,195)	(1,183,238)	(679,957)	57.47%

Equity in income (loss) of Multifamily Venture and Limited Partnership Venture	(2,037,163)	9,128,158	(11,165,321)	(122.32)%

Minority common interest in Operating Partnership	(2,928,300)	(10,737,100)	7,808,800	(72.73)%

Discontinued operations	31,315,934	(207,768)	31,315,934	15,072.55%

Net income (loss)	$9,104,119	$(14,976,336)	$23,872,688	(161.65)%

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006.
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the nine-month period ended September 30, 2007 in comparison to the similar period of 2006. The majority of the increase is attributable mainly to properties that have completed major renovations in late 2006 and early 2007 and are leasing the newly renovated units at premium rent levels and are raising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Seasons property in Maryland and the Berkshires on Brompton property in Texas.  Market conditions remain favorable in the majority of the sub-markets in which the Company operates.  The Company continues to benefit from ongoing property rehabilitation projects at various properties in the Same Property Portfolio where successful results benefit the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006.  Utility reimbursements increased, mainly due to increased usage of bill back programs to tenants, period over period and were partially offset by decreases in interest and other miscellaneous revenues. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses decreased slightly in the nine-months ended September 30, 2007 as compared to the same period of 2006.  Property insurance expense saw the largest increase in costs during the current period as compared to the year earlier comparative period. As anticipated, increases in premium levels for property insurance coverage, which was effective on July 1, 2006, continues to exceed costs incurred in the comparative period of the prior year, with the largest increases realized in the Florida and Texas markets.  The Company has renewed its property insurance coverage for the portfolio for the upcoming policy period as of May 1, 2007, and was able to achieve modest cost reductions in premiums for its property insurance coverage.  Decreases in payroll and related benefits, due to position vacancies at various properties, and some utilities, including gas, were the main contributors in offsetting the increase in insurance premiums.  The Seasons of Laurel property contributes significantly to the Company’s overall utility expense as the electricity charges at the property are paid by the Company and are not currently billed directly to tenants for usage of their apartment unit.  The Company is currently undertaking steps necessary to modify the utility infrastructure to allow for the passing of the individual apartment unit utility costs directly to its tenants and expects to implement system changes to allow for direct billing by unit.

Maintenance

Maintenance expense decreased slightly in the nine-month period ended September 30, 2007 as compared to the same period of 2006 and is due mainly to normal operating fluctuations including normal maintenance activities including cleaning, interior painting and landscaping.  Management continues to employ a proactive maintenance plan at its multifamily apartment communities within its portfolio and considers it an effective program that contributes to preserving, and in some cases increasing, its occupancy levels.

Real Estate Taxes

Real estate taxes decreased for the nine-month period ended September 30, 2007 from the comparable period of 2006. The decrease is due mainly to an adjustment of prior year taxes assessed on two properties and recognized in the current period.   The savings were partially offset by the continued escalation of assessed property valuations for other properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.  Additionally, during the six months ended June 30, 2007, the Company received a refund of approximately $88,500 of real estate taxes paid in a prior period on the Country Place I and II properties related to an exemption initiated by the tax authority.

General and Administrative

General and administrative expenses increased in the nine-month period ended September 30, 2007 compared to 2006.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including increases in legal fees related to ongoing property related issues and projects at certain properties in the portfolio as well as legal fees related to tenant issues including those related to rent collection at various properties in the portfolio.  Additionally, expenses related to the updating of computer software increased in the current six-month period.

Management Fees

Management fees of the Same Property Portfolio increased in the nine-month period ended September 30, 2007 compared to the same period of 2006 based on increased levels of revenue of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the nine months ended September 30, 2007 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the nine months ended September 30, 2007 increased significantly over the comparable period of 2006. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, with the majority of the additional debt obtained on the Seasons of Laurel property, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other properties that was not in place in the comparative period of 2006.  Additionally, during the nine-month period ended September 30, 2007, supplemental debt in the form of two second mortgages were obtained and contributed to the increased interest expense.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the nine-months ended September 30, 2007 as compared to the same nine-month period of 2006.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the nine-month period ended September 30, 2007.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006.  (Total  Property  Portfolio)

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 are due mainly to the fluctuations in the number of properties owned by the Company in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of September 30, 2007, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$508,130,472	5.53%

Debt Maturity Summary

Year	Balance	% of Total

2007	$1,097,037	0.22%
2008	12,821,362	2.52%
2009	20,257,150	3.99%
2010	4,779,543	0.94%
2011	5,088,624	1.00%
Thereafter	464,086,756	91.33%
Total	$508,130,472	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of September 30, 2007 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

Fair value of real estate assets is a non-GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $466,127,312 at September 30, 2007 and $445,597,599 at December 31, 2006 and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation. The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of September 30, 2007.

Debt-to-Fair Value of Real Estate Assets as of

	September 30, 2007	December 31, 2006

Net book value of multifamily apartment communities	$466,127,312	$445,597,599
Accumulated depreciation	162,620,331	148,670,523
Historical cost	628,747,643	594,268,122
Increase in fair value over historical cost	153,794,232	180,440,878
Fair Value – estimated	$782,541,875	$774,709,000

Mortgage Debt	$508,130,472	$469,378,510
Revolving Credit Agreement	-	-
Total Debt Outstanding	$508,130,472	$469,378,510

Debt-to-Fair Value of Real Estate Assets	64.93%	60.59%

The debt-to-fair value of real estate assets includes the outstanding borrowings under the revolving credit facility, which was $0 at September 30, 2007 and December 31, 2006, respectively. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on our ability to meet our short-term liquidity requirements.  Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows.  As of September 30, 2007 and December 31, 2006, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on the management most current valuation of properties, which was made for all properties owned at December 31, 2006, and acquisition cost of properties acquired subsequent to December 31, 2006.

Funds From Operations

The Company has adopted the revised definition of Funds from Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income (loss) as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

The following table presents a reconciliation of net income (loss) to FFO for the three and nine months ended September 30, 2007 and 2006:

	Three months ended Nine months ended September 30, September 30,

	2007	2006	2007	2006

Net income (loss)	$(7,107,515)	$(15,442,272)	$9,104,119	$(14,976,335)
Add
Depreciation of real property	6,950,930	5,540,388	19,952,878	15,863,482
Minority common interest in Operating Partnership	976,100	9,761,000	2,928,300	10,737,100
Minority interest in properties	168,000	-	1,863,195	1,183,238
Amortization of acquired in-place leases and tenant relationships	281,872	266,036	1,033,683	822,978
Equity in loss of Multifamily Venture and Limited Partnership Venture	734,676	-	2,032,442	-
Equity in loss of Multifamily Venture	4,721	363,679	4,721	801,181
Funds from operations of Multifamily Venture	6,034	-	6,034	-
Funds from operations of Multifamily Venture and Limited Partnership Venture	495,094	-	59,982	-

Less
Minority interest in properties	-	(30,140)	-	-
Minority interest in properties share of funds from operations	(261,572)	(186,318)	(638,346)	(661,206)
Equity in income of Multifamily Venture	-	(7,492)	-	(9,929,339)
Funds from operations of Multifamily Venture	-	(5,942)	-	(174,932)
Gain /Loss on disposition of real estate asset	11,367	-	(32,111,239)	-

Funds from Operations	$2,259,707	$258,939	$4,235,769	$3,666,167

FFO for the three and nine months ended September 30, 2007 increased as compared to FFO for the three and nine month periods ended September 30, 2006.  The increases are due mainly to improved operating results of the properties in the portfolio, net of depreciation and amortization, which were slightly offset by the increased interest expense related to higher levels of debt, specifically at the Seasons of Laurel property, in the comparative nine-month periods ended September 30, 2007 and 2006.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of September 30, 2007.

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed Rate Debt	$1,097,037	$12,821,362	$20,257,150	$4,779,543	$5,088,624	$464,086,756	$508,130,472
Average Interest Rate	5.17%	5.63%	5.24%	5.15%	5.16%	5.48%	5.53%
Variable Rate Debt	$-	$-	$-	$-	$-	$-	$-
Average Interest Rate	-	-	-	-	-	-	-

The level of market interest rate risk remained relatively consistent from December 31, 2006 to September 30, 2007.

As of September 30, 2007, $0 of the Company’s outstanding debt is outstanding subject to variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                                CONTROLS AND PROCEDURES

Based on its evaluation, required by the Exchange Act Rules 13a-15(e) and 15d-15(e), the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                           OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is currently party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  Specifically, the purchase and sales agreement provided that if certain conditions were met, the seller/developer would develop a vacant parcel of land contiguous to the acquired property with 18 new residential apartment units (the “New Units”) for the benefit of the Company at an agreed upon price.  The purchase and sales agreement also provided the opportunity for the seller/developer to build a limited number of garages (the “Garages”) for the existing apartment units, for the benefit of the Company at an agreed upon price.

In 2006, the Company accured $190,000 with respect to this matter based on a settlement offer extended to the plantiff.  On November 9, 2007, the judge issued a summary judgment with respect to the construction of the New Units.  The judgment was against the Company, but did not specify damages, which the plaintiff will be required to demonstrate at trial.  The Company believes that there are reasonable grounds for appeal of this ruling and intends to vigorously defend against this claim.  No ruling has been made with respect to the claim on the Garages and the Company also intends to vigorously defend against this claim.

As of September 30, 2007, the Company believes it is probable that it will incur $190,000 in losses with respect to the New Units and as of September 30, 2007, the Company has accrued $190,000 with respect to this matter.

The Company believes that it is reasonably possible that additional losses of up to $800,000 could be incurred, but the actual amount is not estimable at September 30, 2007, and therefore the Company has not recorded any amounts for these losses.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

Item 1A.	RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 28, 2007.  As of September 30, 2007 there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect out financial condition and/or operating results.

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
Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant of 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.*

*Certification is not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
November 14, 2007	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

November 14, 2007	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer