Form 10-K
period 2007-12-31
BERKSHIRE INCOME REALTY INC
filed 2008-03-31
CIK 1178862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes                       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes                       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒                   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer                                                       Accelerated Filer             Non-accelerated filer  ☒         Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒                    No

Aggregate market value of voting and non-voting common equity  held by non-affiliates:   Not applicable.

There were 1,406,196 shares of Class B common stock outstanding as of March 31, 2008.

There are no documents required to be incorporated by reference to this Annual Report on Form 10K.

SPECIAL NOTE REGARD FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “33 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “34 Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP, (“BVF” or the “Fund”) ,  the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A. “Risk Factors” and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the “SEC”).

The risks listed here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risks factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.

As used herein, the terms “we”, “us”, “BIR” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors (“Board”) oversight.  Refer to Part III, Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 12 –Related Party Transactions of this Form 10-K for additional information about the Advisor.

PART I

ITEM 1.                      BUSINESS

Executive Summary

2007 was another year of successful operations for Berkshire Income Realty, Inc. (“BIR”).  BIR adjusted its property holdings with the acquisition of two properties, Hampton House in Towson, Maryland and Sunfield Lakes in Sherwood, Oregon in transactions that approximated $44,750,000 of aggregate purchase price at the time of purchase, while selling its interest in Dorsey’s Forge (“Dorsey’s”) for net proceeds of $13,137,316 and Trellis at Lee’s Mill (“Trellis”) for net proceeds of $5,256,480.  Sunfield Lakes represents the Company’s entry into a new submarket with its first acquisition in the Northwest region of the country.  The Company funded an additional $8,890,950 of its total commitment of capital of $23,400,000 in BVF, a limited partnership, and affiliate of the Company, bringing the total that has been invested by the Company as of year end to $21,072,251, or approximately 90.1% of its total commitment.

During 2007 the Company continued to aggressively finance and refinance its portfolio to minimize the effect of rising mortgage interest rates and maximize the cash available for capital investments.  Fixed rate first mortgages of $39,440,000 were financed on the newly acquired properties and one of the previously acquired properties at an average interest rate of approximately 6.03%. Fixed rate supplemental mortgages of $15,050,000 were obtained on a group of four existing properties at an average interest rate of approximately 6.01% and the Company refinanced approximately $6,400,000 of outstanding debt with new fixed rate first mortgage debt of $18,600,000 at 5.71%.

2007 occupancy levels remained stable in the low 90% range which, approximate average occupancy levels from the prior year at the Company’s Same Portfolio Properties (“Same Store”).  Occupancy levels benefited from the Company’s strategy for setting rental rates, which generally tries to balance occupancy with rental increases to achieve market level occupancy rates and suffered slightly from vacancies experienced at properties undergoing rehabilitation projects due to turnover of units being renovated.  In periods of market softness, BIR will offer short-term rental concessions to new and renewing tenants at properties within markets experiencing the softness to maintain occupancy without producing significant fluctuations in market rental rates.  This strategy allows the Company to react appropriately to market condition changes without subjecting the Company to extended periods of reduced rental rates.

It is the Company’s strategy to increase the value of its portfolio by implementing property management improvements and physical asset improvements at its properties. As in past years, the Company’s efforts executing property management improvements and renovations of  certain properties in the portfolio continued to realize the desired operating results during 2007. Berkshires on Brompton, a renovation project in Texas that started in 2005, was completed during the year and was another example of a rehabilitation project that met the Company’s projected targets with respect to returns on the capital invested in the project and increased rents achieved on renovated units placed back into service.  Additionally, a renovation project at the Chisholm Place property, also located in Texas, was completed during the year with similar positive rent increases and capital returns.   The completion of the rehabilitation project at Berkshires on Brompton allowed the Company to take advantage of improved property operating results to refinance the outstanding mortgage on the property.

In 2008, the Company intends to continue to consider the adjustment of the portfolio through sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate and foreclosure auctions.  The Company intends to continue to invest funds as they become available in qualifying investment opportunities, if any, in the form of new acquisitions, new development projects and the renovation of established properties.  The Company currently anticipates selling two properties in the portfolio and will determine the best use of any proceeds from any completed sales.

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

Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), in exchange for common limited partner interests in the Operating Partnership.  KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company.  This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.  The Operating Partnership is the successor to the Berkshire Income Realty Predecessor Group (the “Predecessor”).  The merger of the separate businesses into the Company and the Operating Partnership was considered a purchase business combination with the Predecessor being the accounting acquirer.  Accordingly, the acquisition or contribution of the various Predecessor interests was accounted for at the interests’ historical cost.  The acquisition of the Interests was accounted for using purchase accounting based upon the fair value of the Interests acquired.  Certain minority ownership interests in three of the contributed multifamily properties are owned by an unaffiliated third party.  As the minority interests did not change in connection with the completion of the Offering, the accounting for these interests was based on existing carrying amounts.

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

On April 29, 2003, the Preferred Shares began trading on the American Stock Exchange, under the symbol “BIR.pr.a”.

On May 30, 2003, the Operating Partnership and its wholly owned subsidiary, BIR McNab Sub, L.L.C., a newly formed Delaware limited liability Company, acquired all of the outstanding limited and general partner units of McNab KC3 Limited Partnership (“McNab”) from affiliates of the Company.  The acquisition was structured as a contribution of units from an affiliate of the Company in exchange for the issuance by the Operating Partnership of 5,000 common limited partner units valued at $10.00 per unit.  McNab is the fee simple owner of a 276-unit multifamily apartment community located in Pompano, Florida that is referred to as Windward Lakes Apartments.  The former general and limited partners of McNab are affiliates of the Company, namely George and Douglas Krupp.  George Krupp is former Chairman of the Board and Douglas Krupp is the current Chairman of the Board.  The acquisition was approved by the Audit Committee of the Board (the “Audit Committee”), which is composed solely of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange.  At the time of the contribution, control of both the Company and McNab rested with George and Douglas Krupp via their 100% ownership interest in the common stock of the Company through KRF Company’s ownership of such shares and their 100% indirect ownership interest in the general and limited partnership units of McNab.  Therefore, the acquisition or contribution of the general and limited partnership units of McNab by the Operating Partnership in exchange for the issuance by the Operating Partnership of common limited partner units is considered a transfer of net assets between entities under common control.  As discussed below, Windward Lakes Apartments was sold on June 22, 2005.

Due to the affiliation of the ownership of the Company and McNab, the acquisition of the interests in McNab was accounted for as a reorganization of entities under common control, requiring the Company to retroactively restate its financial statements for the periods presented, which is similar to the accounting for a pooling of interests.  Windward Lakes Apartments was sold in 2005 and is reported as discontinued operations for the years ended December 31, 2005 and prior.

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

On March 30, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiary BIR Laurel Woods Limited Partnership, purchased Laurel Woods Apartments (“Laurel Woods”), a 150-unit multifamily apartment community located in Austin, Texas, from Berkshire Mortgage Finance Limited Partnership, an affiliate of the Company. The acquisition was approved by the Audit Committee, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange.  The seller acquired the property through foreclosure on February 2, 2004.  The purchase price of $5,250,000 was funded with available cash.

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

On November 3, 2004, the Operating Partnership, through its newly formed and wholly owned subsidiaries, BIR Bridgewater, L.L.C. and BIR Trellis L.L.C., purchased Bridgewater on the Lake Apartments (“Bridgewater”) and Trellis, respectively, from an unaffiliated third party.  Bridgewater is a 216-unit multifamily apartment community located in Hampton, Virginia.  Trellis is a 176-unit multifamily apartment community located in Newport News, Virginia.  The purchase price for Bridgewater and Trellis was $18,590,000 and $8,825,000, respectively, and was funded with available cash and new first mortgage financing.  As discussed below, Trellis was sold on May 30, 2007.

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

On November 17, 2004, the Operating Partnership, through JV BIR/ERI, consummated the acquisition of 100% of the outstanding limited and general partner interests of Arrowhead Apartments Associates Limited Partnership, the fee owner of Arrowhead Apartments (“Arrowhead”), a 200 unit multifamily apartment community located in Palatine, Illinois, and Moorings Apartments Associates Limited Partnership, the fee owner of Moorings Apartments (“Moorings”), a 216 unit multifamily apartment community located in Roselle, Illinois.The net purchase price for the Arrowhead and Moorings interests was $1,313,392 and $416,455, respectively.  The properties owned by the partnerships were subject to existing mortgages at the time of the purchase of the Arrowhead and Moorings interests.  These mortgages were recorded at their fair value pursuant to the provisions of SFAS No. 141.  The fair value approximates the payoff value of the amounts to be paid under the obligations, including the right of defeasance.JV BIR/ERI exercised its right of defeasance and extinguished the outstanding mortgage obligations of approximately $7,431,000 and $8,801,000, respectively.  The purchase price and payoff of the existing mortgages were funded through a combination of new mortgage debt, available cash and contributions from ERI.

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

On February 15, 2005, the Operating Partnership and its newly formed and wholly owned subsidiary, BIR Westchester West, L.L.C., consummated the acquisition of 100% of the outstanding limited and general partner interests of BRI Westchester Limited Partnership, the fee simple owner of Westchester West Apartments, a 345 unit multifamily apartment community located in Silver Spring, Maryland, from BRH Westchester, L.L.C. and BRI OP Limited Partnership. The seller’s are affiliates of the Company. The purchase price, which was agreed upon through arms-length negotiations, was $39,250,000, subject to normal operating pro rations. The acquisition, which was undertaken in an effort to invest available funds and to increase the number of properties in the Company’s portfolio, was approved by the Audit Committee of the Company, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange. The purchase price and related closing costs were funded through a $29,500,000 first mortgage and available cash. The first mortgage has a fixed interest rate of 5.03% and matures on March 1, 2015.

The net purchase price, including closing costs and acquisition fees, was allocated as follows:

Total
Multifamily apartment communities	$38,948,802
In-place leases and tenant relationships	732,219
Replacement reserve accounts	111,000
Deferred expenses	196,547
Prepaid expenses and other assets	343,955
Deferred revenue and other liabilities	(326,246)
New first mortgage	(29,500,000)
Cash Paid	10,506,277

The transaction was complete and the purchase price allocation was final as of December 31, 2005. There are no contingent payments, options or commitments outstanding associated with the acquisition.  The purchase price allocation included assignment of $732,219 to intangible assets of which $576,586 represented acquired-in-place leases and $155,633 represented tenant relationships.  Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period.

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

On July 1, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Lakeridge, L.L.C., consummated the acquisition of 100% of the fee simple interest of Lake Ridge Apartments, a 282 unit multifamily apartment community located in Hampton, Virginia, from an unaffiliated third party. The purchase price of $34,344,000 was paid in part from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a Section 1031 tax deferred exchange (“1031 Exchange”) under the Internal Revenue Code of 1986, as amended,  (the “Tax Code”), and the balance was paid from borrowings under the revolving credit facility available to the Company from an affiliate of the Company.

The borrowings under the revolving credit facility were repaid subsequent to the closing on Lakeridge Apartments with proceeds from two new mortgages totaling $25,650,000 obtained by the Company on July 8, 2005 and August 1, 2005 and are collateralized by the Lakeridge Apartments property.  The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.

The net purchase price, including closing costs and acquisition fees, was allocated as follows:

Total

Multifamily apartment communities	$34,349,380
In-place leases and tenant relationships	502,023
Prepaid expenses and other assets	334,822
Deferred revenue and other liabilities	(137,808)
Cash from 1031 Exchange escrow account	(21,450,876)
New mortgages	(25,650,000)
Cash received	$(12,052,459)

As of December 31, 2007, the purchase price allocation of the Lakeridge Apartments acquisition are subject to final adjustment pursuant to an outstanding commitment under the agreement for the seller to build 18 additional apartment units and 48 garages on the property.  The Company is currently party to a legal proceeding initiated with the seller/developer from whom the Company acquired the property in 2005.  The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  On February 13, 2008, the court entered judgment on the seller/developer’s behalf awarding them a judgment in the amount of $774,292 for costs and damages.  The Company intends to appeal the judgment awarded by the court.

The purchase price allocation included assignment of $502,023 to intangible assets of which $402,588 represented acquired-in-place leases and $99,435 represented tenant relationships.  Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period.

On August 12, 2005, the Company, together with affiliates, entered into a subscription agreement to invest in BVF, an affiliate of the Advisor. Under the terms of the agreement and the related limited partnership agreement, the Company will invest up to $23,400,000, or approximately 7%, of the total capital of BVF. The Fund’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months, and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with 1031 Exchanges under the Tax Code, without limit.  The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R, does not require the Company to consolidate the activity of the Fund.  Additionally, the Company has determined, pursuant to the guidance promulgated in EITF Issue No. 04-5, “Investors Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”, that the Company does not have a controlling interest in the Multifamily Limited Partnership and is not required to consolidate the activity of the Fund.  The Company accounts for its investments in the Fund under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP “78-9”), as an equity method investment.

Management has evaluated these restrictions and believes that they will not materially impact the Company. Management believes the Company had invested substantially all of its available capital, as of the date of the subscription agreement, and due to the Company’s ability to consummate 1031 Exchanges with existing properties, will not be significantly restricted in its ability to appropriately manage its investments. As of December 31, 2007, BVF has made, and the Company has funded, capital calls totaling $21,072,251, or 90% of its total commitment.

On November 18, 2005, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR – Savannah. L.L.C., consummated the acquisition of 100% of the fee simple interest of Savannah at Citrus Park Apartments, a 264-unit multifamily apartment community located in Tampa, Florida, from two unaffiliated third parties.  The purchase price was $27,520,000, and was subject to normal operating prorations, apportionments and adjustments as provided for in the applicable purchase and sale agreement.  Additionally, the cash portion of the purchase price was reduced by the $15,720,000 principal balance of an existing first mortgage loan on the property that was assumed by the Company upon its obtaining all necessary approvals from the lender.  The mortgage was recorded at its fair value pursuant to the provisions of SFAS No. 141.  The fair value approximates the payoff value of the amounts to be paid under the obligation.  The remaining $11,800,000 balance of the purchase price was paid from available cash.

On April 18, 2006, the Operating Partnership completed the sale of 100% of its interest in Marina Mile in Fort Lauderdale, Florida.  The Company’s share of the proceeds from the sale of Marina Mile in the amount of $11,073,818 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested the proceeds from the sale of its interests in Marina Mile in the acquisitions of Chisholm Place and Briarwood Village Apartments, which the Company completed the acquisition of on June 28, 2006 and August 30, 2006, respectively.  The operating results of Marina Mile have not been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, as those results were not previously reported as part of continuing operations.

On June 28, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Chisholm Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Chisholm Place Apartments, a 142 unit multifamily apartment community located in Plano, Texas, from an unaffiliated third party. The purchase price of $9,625,000 was paid from an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a 1031 Exchange under the Tax Code.  The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement.  On August 1, 2006, the Company closed on $6,953,000 of first mortgage debt at a fixed interest rate of 6.25% for ten years collateralized by the Chisholm Place property.

On August 30, 2006, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Briarwood Limited Partnership, consummated the acquisition of 100% of the fee simple interest of Briarwood Village Apartments, a 342 unit multifamily apartment community located in Houston, Texas, from an unaffiliated third party. The purchase price of $13,816,700 was paid by the assumption of the existing mortgage debt on the property at the time of closing, cash from the buyer, and cash from the remaining balance of an escrow account administered by a qualified intermediary institution in connection with the prior sale of a qualified property structured to comply with the requirements of a 1031 Exchange under the Tax Code. The purchase price was subject to normal operating pro rations and adjustments as provided for in the purchase and sale agreement. Pursuant to the provisions of SFAS No. 141, “Business Combinations”, the assumed mortgage was recorded at fair value, based on the present value of the amounts to be paid under the obligations.  The fair market value of the debt assumed on Briarwood was $8,958,818.

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

The transaction was complete and the purchase price allocation was final as of December 31, 2007. There are no contingent payments, options or commitments outstanding associated with the acquisition.  The purchase price allocation included assignment of $592,687 to intangible assets of which $468,050 represented acquired-in-place leases and $124,637 represented tenant relationships.

Amortization of acquired-in-place leases is based on the specific expiration dates of the in-place leases over a period of 12 months and amortization of the tenant relationships is based on the straight line method of amortization over a 24 month period.

On March 2, 2007, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Hampton Manager, LLC, completed the acquisition of 100% of the fee simple interest of Hampton House Apartments (“Hampton House”), a 222 unit mixed use high-rise apartment building located in Towson, Maryland, from an unaffiliated third party.  The purchase price was $20,500,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash.   The Company obtained first mortgage financing, which is collateralized by the property, in the amount of $20,000,000 on April 26, 2007 and subsequently used a portion of the proceeds and the 1031 Exchange net proceeds to repay the outstanding advance on the revolving credit facility.  The acquisition of Hampton House is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 Exchange under the Tax Code.  As required by the tax code, a qualified 1031 Exchange intermediary was retained to execute the Hampton House acquisition and relinquished properties transactions.  As of December 31, 2007, the purchase price allocation is final and no further adjustment is contemplated.

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis in Newport News, Virginia.  The assets and liabilities related to the sale of the Trellis property have been removed from the accounts of the Company pursuant to the recording of the sale of the property.  The proceeds from the sale of Trellis in the amount of $5,256,480 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested the proceeds from the sale of Trellis by purchasing qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On June 1, 2007, the Operating Partnership, through a newly and wholly owned subsidiary, BIR Sunfield, LLC , completed the acquisition of 100% of the fee simple interest of Sunfield Lakes Apartments, a 200 unit multifamily apartment community is located in the City of Sherwood, County of Washington, Oregon, from an unaffiliated third party.  The purchase price was $24,250,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $17,500,000 advance from the revolving credit facility available from an affiliate and available cash.  On August 15, 2007, the Company closed on first mortgage financing, which is collateralized by the property, in the amount of $19,440,000.  A portion of the financing and 1031 Exchange net proceeds were used to repay the outstanding balance on the revolving credit facility.  The acquisition of Sunfield Lakes is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 Exchange under the Tax Code.  As required by the tax code, a qualified 1031 Exchange intermediary was retained to execute the Hampton House acquisition and relinquished properties transactions.  As of December 31, 2007, the purchase price allocation is final and no further adjustment is contemplated.

The Company identified the Dorsey’s and Trellis as the properties it relinquished as part of the 1031 Exchange transaction.  As required by the tax code, qualified 1031 Exchange intermediaries were retained to execute the Hampton House and Sunfield Lakes acquisitions, and the two relinquished properties transactions.  The sale of Dorsey’s and Trellis occurred in the second quarter of 2007, and the 1031 Exchange transaction was subsequently settled on July 13, 2007.

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s in Columbia, Maryland.  The assets and liabilities related to the sale of the Dorsey’s property have been removed from the accounts of the Company pursuant to the recording of the sale of the property.  The Company’s share of the proceeds from the sale of Dorsey’s in the amount of $13,137,316 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of the proceeds from the sale of Dorsey’s by purchasing qualified replacement property.  The operating results of Dorsey’s have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

The Company owns parcels of land held for development at certain of its multifamily apartment communities.  On November 1, 2007, the Company commenced construction on the development of vacant land adjacent to the Arboretum Place property.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is currently estimated at $17,000,000 and is expected to be completed in late 2008.

The Company does not have any employees.  Its day-to-day business is managed by Berkshire Advisor, an affiliate of KRF Company, the holder of the majority of our common stock, which has been retained pursuant to the advisory services agreement described under Part III, Item 13 – Certain Relationships and Related Transactions and Director Independence.  Our properties were managed by BRI OP Limited Partnership pursuant to property management agreements described under Part III, Item 13 – Certain Relationships and Related Transactions and Director Independence until December 31, 2004.  As of January 1, 2005, Berkshire Advisor assumed property management responsibilities under the various property management agreements.

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

We intend to operate in a manner to allow us to qualify as a REIT for federal income tax purposes.  Although we believe that we have been organized and will operate in this manner, we cannot be certain that we will be able to operate so as to qualify as a REIT under the Tax Code, or to remain so qualified.  Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  The complexity of these provisions and of the applicable income tax regulations under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do.  Moreover, our qualification as a REIT depends upon the qualification of certain of our investments as REITs.  In addition, we cannot be certain that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the qualification as a REIT or the federal income tax consequences of this qualification.  We are not aware of any proposal currently being considered by Congress to amend the tax laws in a manner that would materially and adversely affect our ability to operate as a REIT.

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

We may face significant competition in seeking investments including competition from our affiliates BVF and BVF II.  We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REIT’s, institutional investors and other investors, including companies that may be affiliated with the Advisor.  When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

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

Under our current investment policies, we may not incur indebtedness if by doing so our ratio of debt to total assets, at fair market value, exceeds 75%. However, we may reevaluate our borrowing policies from time to time, and the Board may change our investment policies without the consent of our stockholders.  At December 31, 2007 and 2006, our ratio of debt to total assets, at fair value, was 61.45% and 60.59%, respectively.

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

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss.  The deductibles applicable to an insured loss caused by “Named Storms”, as defined in the insurance policy, which are usually in the form of a hurricane, at certain of the properties we operate, are higher than deductibles for other insured losses covered by the policy.  Specifically, the deductibles for “Named Storms” are based on a percentage of the insured property value with a specific minimum amount.  Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a “Named Storm” in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and even higher amounts for insured losses caused by a “Named Storm” in the counties of Dade, Broward and Palm Beach, Florida.  In addition to the higher deductibles, coverage also differs as some types of losses are specifically excluded when the cause of the loss is a “Named Storm”.  Examples of items excluded from coverage include fencing and landscape items, such as trees.  Losses resulting from “Named Storms” could adversely affect us.

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

Our multifamily residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of our properties where such removal is readily achievable. The ADA does not, however, consider residential properties to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. We believe that our properties comply in all material respects with all current requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition.

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

Development risks could affect available capital and operating profitability.

We intend to develop new apartment units on property that we own or may acquire in the future.  These development projects are subject to many risks including governmental approvals, which we have no assurance will be obtained.  We may develop properties that have problems relating to environmental conditions, compliance with zoning laws, building codes, or other legal requirements or may be subject to unknown liabilities to third parties with respect to undisclosed environmental contamination, claims by vendors or claims by other persons.  The cost to construct the projects may require capital in excess of projected amounts and possibly render the economic viability of the project unfeasible.  The apartment units in the completed project may command rents and occupancy rates at less that anticipated levels and result in operating expenses at higher than forecasted levels.

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

Berkshire Advisor is an affiliate of KRF Company, which owns the majority of our common stock. All of our directors and executive officers, other than our three independent directors, are also officers or directors of Berkshire Advisor. As a result, our advisory services agreement with Berkshire Advisor was not negotiated at arm’s-length and its terms, including the fees payable to Berkshire Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Asset management fees and acquisition fees for new investments are payable to Berkshire Advisor under the advisory services agreement regardless of the performance of our portfolio and may create conflicts of interest.  Conflicts of interest also may arise in connection with any decision to renegotiate, renew or terminate our advisory services agreement. In order to mitigate these conflicts, the renegotiation, renewal or termination of the advisory services agreement requires the approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange).

Through December 31, 2004, our property manager, an affiliate of Berkshire Advisor, in most cases provided on-site management services for our properties.  Our directors who are affiliates of our property manager might be subject to conflicts of interest in their dealings with our property manager.  In order to mitigate these conflicts, the renegotiation, renewal or termination of the property management agreements requires the approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange).  As of January 1, 2005, Berkshire Advisor assumed the role of property manager for our properties, under the same terms as the agreements with the prior property manager.

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

We have adopted policies to ensure that Berkshire Advisor does not enter into investments on our behalf involving its affiliates that could be less favorable to us than investments involving unaffiliated third parties. For example, any transaction between us and Berkshire Advisor or any of its affiliates requires the prior approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange). Members of our Audit Committee are also required under our bylaws to be unaffiliated with Berkshire Advisors and its affiliates.  We cannot be certain that these policies will be successful in eliminating the influence of any conflicts.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2007 is presented below.  Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired	Total Units	Ownership Interest	2007 Occupancy (1)

Century	Cockeysville, Maryland	1984	468	75.82%	96.51%
Berkshires of Columbia (formerly Hannibal Grove)	Columbia, Maryland	1983	316	91.38%	86.04%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	90.99%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	92.65%
St. Marin/Karrington	Coppell, Texas	2003	600	100.00%	96.03%
Laurel Woods	Austin, Texas	2004	150	100.00%	96.88%
Bear Creek	Dallas, Texas	2004	152	100.00%	95.22%
Bridgewater	Hampton, Virginia	2004	216	100.00%	95.55%
Arboretum	Newport News, Virginia	2004	184	100.00%	95.53%
Silver Hill	Newport News, Virginia	2004	153	100.00%	96.81%
Arrowhead	Palatine, Illinois	2004	200	58.00%	94.66%
Moorings	Roselle, Illinois	2004	216	58.00%	97.35%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	96.20%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	96.20%
Yorktowne	Millersville, Maryland	2004	216	100.00%	91.21%
Westchester West	Silver Spring, Maryland	2005	345	100.00%	96.74%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	88.56%
Berkshires at Westchase	Houston, Texas	2005	324	100.00%	95.22%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	92.77%
Lakeridge	Hampton, Virginia	2005	282	100.00%	96.42%
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%	93.31%
Briarwood Village	Houston, Texas	2006	342	100.00%	93.46%
Chisholm Place	Dallas, Texas	2006	142	100.00%	91.07%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	86.36%
Hampton House	Towson, Maryland	2007	196	100.00%	95.61%
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	90.86%
Total			7,869

ll of the properties in the above table are encumbered by mortgages as of December 31, 2007.

As of January 1, 2007, the Company became subject to the revised franchise tax calculation in Texas.

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

In 2006, the Company accrued $190,000 with respect to this matter based on a settlement offer extended to the plaintiff.  On November 9, 2007, the judge issued a summary judgment with respect to the construction of the New Units.  The judgment was against the Company, but did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment on the seller/developer’s behalf awarding them a judgment in the amount of $774,292 for costs and damages.  The Company believes that there are reasonable grounds for appeal of this ruling and intends to pursue an appeal of the Judgment awarded by the court.

As of December 31, 2007, the Company did not increase it’s accrual of $190,000 related to this matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292, the amount in excess of the $190,000 accrued as of December 31, 2007.

The Company settled the matter related to the construction of the Garages and has executed a contract for the construction of the Garages with the seller/developer which is contingent on the Company obtaining lender approval.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company.  As of March 31, 2008, there were approximately 0 and 3 holders of shares of our Class A Common Stock and Class B Common Stock, respectively.  During 2007 and 2006, the Company declared a cash dividend on its common stock for each of the quarters ended March 31, June 30, September 30, and December 31, in the per share amount of $0.016996.  The Company plans to declare cash dividends on its outstanding common stock in the future.  Refer to Declaration of Dividends and Distributions in Part II Item 7- Management’s Discussion and Analysis of financial Condition and Results of Operations of Berkshire Income Realty, Inc.

Refer to Part III Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein for disclosures relating to the Company's equity compensation plans.

On June 20, 2005, the Company issued and sold an aggregate of 122,883 shares of its Class B Common Stock (the “Stock”) to individuals deemed to be executive officers of the Company for an aggregate purchase price of approximately $290,000, paid in cash, in a transaction made in compliance with Rule 506 promulgated under the 33 Act, and therefore exempt from the registration requirements of Section 5 of the 33 Act. The exemption was available with respect to the sale and issuance of the Stock due to the limited number of purchasers of the Stock and their status as accredited investors.

During the period October 1, 2007 to December 31, 2007, no purchases of any of the Company’s securities registered pursuant to Section 12 of the 34 Act, were made by or on behalf of the Company or any affiliated purchaser.

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

Selected financial data for the years ended December 31, 2006, 2005, 2004 and 2003 have been revised to reflect the sale of Dorsey’s and Trellis in 2007 and Windward Lakes in 2005.  The operating results of Dorsey’s for 2003 through 2006, and Trellis for 2004 thru 2006 have been reclassed to discontinued operations to provide comparable information to 2007.  The operating results of Windward Lakes for 2004 and 2003 have been reclassed to discontinued operations to provide comparable information to 2005.

	Berkshire Income Realty, Inc.
	December 31,

	2007	2006	2005	2004	2003
Operating Data:
Total Revenue	$85,303,408	$72,361,816	$59,734,313	$34,654,583	$26,021,411
Equity in income of Mortgage Funds	-	-	3,040,732	3,392,585	6,720,746
Depreciation	32,180,978	26,131,654	20,060,865	10,179,629	6,930,702
Income (loss) before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, discontinued operations and gain on transfer of property to Multifamily Venture	(19,958,731)	(15,100,316)	(13,180,146)	(7,002,726)	(2,075,431)
Net income (loss) from continuing operations	(28,849,973)	(19,745,354)	(17,510,249)	(7,562,194)	3,769,722
Income (loss) from discontinued operations	31,311,460	(251,427)	23,898,996	(249,457)	(127,462)
Net income (loss)	2,928,632	(19,996,781)	6,388,747	(7,811,651)	3,642,260
Net loss available to common shareholders	(3,772,160)	(26,697,574)	(312,049)	(14,512,465)	(1,308,998)
Net income (loss) from continuing operations per common share, basic and diluted	$(24.95)	$(18.81)	$(17.95)	$(11.12)	$(1.25)
Net income (loss) from discontinued operations per common share, basic and diluted	$22.27	$(0.18)	$17.72	$(0.19)	$(0.13)
Net loss per common share – basic and diluted	$(2.68)	$(18.99)	$(0.23)	$(11.31)	$(1.38)
Weighted average common shares outstanding, basic and diluted	1,406,196	1,406,196	1,348,963	1,283,313	948,733
Cash dividends declared on common OP Units and Shares	$4,000,000	$12,000,000	$7,500,000	$1,000,000	$750,000

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$608,505,122	$594,268,122	$510,957,049	$374,508,276	$247,832,637
Real estate, after accumulated depreciation	464,265,061	445,597,599	384,046,110	260,554,434	145,222,916
Cash and cash equivalents	22,479,937	15,393,249	22,134,658	31,913,045	42,145,947
Total assets	528,062,630	492,700,178	425,661,892	321,105,499	238,875,093
Total long term obligations	506,903,882	469,378,510	370,521,700	268,716,955	184,471,204
Minority interest in properties	-	-	7,003,446	7,422,481	-
Stockholders’ equity (deficit)	2,061,803	5,939,014	32,923,388	33,235,183	47,757,319

Other Data:
Total multifamily apartment communities (at end of year)	27	27	24	18	7
Total apartment units (at end of year)	7,869	7,900	7,347	5,836	3,555
Funds from operations (1)	$6,516,104	$6,633,510	$8,203,365	$6,532,120	$10,623,663
Cash flows (used in) provided by operating activities	$13,288,385	$15,040,646	$14,115,221	$9,638,906	$7,809,045
Cash flows used in investing activities	(54,914,015)	(83,302,562)	(109,371,965)	(76,698,381)	(24,189,632)
Cash flows (used in) provided by financing activities	48,712,318	61,520,507	85,478,357	56,826,573	53,674,277

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
Net income (loss)	$2,928,632	$(19,996,781)	$6,388,747
Add:
Depreciation of real property	26,460,337	22,007,364	16,727,642
Depreciation of real property included in results of discontinued operations	528,907	-	388,541
Minority interest in Operating Partnership	3,904,400	11,713,200	7,320,750
Minority interest in properties	2,031,195	1,555,595	-
Amortization of acquired in-place leases and tenant relationships	1,132,995	1,114,273	3,164,380
Amortization of acquired in-place leases and tenant relationships in included in results of discontinued operations	-	25,596	156,856
Equity in loss of Multifamily Venture	2,955,647	-	133,150
Funds from operations of Multifamily Venture	100,308	-	230,445

Less:
Minority interest in properties	-	-	(83,063)
Equity in income of Multifamily Venture	-	(8,623,757)	-
Funds from operations of Multifamily Venture	-	(250,674)	-
Minority interest in properties share of funds from operations	(947,933)	(939,306)	(1,008,978)
Gain on transfer of property to Multifamily Venture	-	-	-
Gain on disposition of real estate assets	(32,578,384)	-	(25,215,105)
Funds from Operations	$6,516,104	$6,633,510	$8,203,365

FFO for the year ended December 31, 2007 decreased slightly as compared to FFO for the year ended December 31, 2006.  The decrease is due mainly to increased interest expense related to higher levels of debt, specifically for increased debt refinanced in 2006 at the Seasons of Laurel property, offset by improved operating results of the properties in the portfolio, net of depreciation and amortization.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), possible sales of assets, the acquisition restrictions placed on the Company by its investment in BVF,  the acquisition restrictions placed on the Company by an affiliated entity BVF II, availability of capital, the cost of rehabilitation projects, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those factors set forth in the Part I Item 1A - Risk Factors section of this Annual Report on Form 10-K for the year ended December 31, 2007 and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.  The risks listed herein are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

The Company is engaged primarily in the ownership, acquisition and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States.  We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership.  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.  As of March 31, 2008, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

Our general and limited partner interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage interest therein.  The other partners of the Operating Partnership are affiliates that contributed their direct or indirect interests in certain properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership.

Our highlights of the year ended December 31, 2007 included the following:

•
On March 2, 2007, the Company acquired Hampton House Apartments for $20,500,000, from an unaffiliated seller.  The high rise mixed use property is located in the Baltimore suburb of Towson, Maryland and has 222 units, 196 residential and 26 commercial units.  The purchase price was paid with a combination of proceeds from the advance of $20,000,000 on the revolving credit facility available from an affiliate, and cash from available working capital.  The property has been designated as a qualified replacement property in a transaction structured to comply with a reverse 1031 Exchange under the Tax Code.

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

•
On May 30, 2007, the Company completed the sale of Trellis, a 176-unit multifamily apartment community located in Newport News, Virginia, to an unaffiliated buyer.  The sale price of the property was $12,200,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.  The Company has structured the transaction to comply with the requirements of a 1031 Exchange under the Tax Code. The Company has reinvested the proceeds from the sale of Trellis and the proceeds from sale of Dorsey’s in the purchase of two qualified replacement properties, Hampton House and Sunfield Lakes Apartments.

•
On June 1, 2007, the Company acquired Sunfield Lakes Apartments for $24,250,000, from an unaffiliated seller.  The 200 unit multifamily apartment community is located in the City of Sherwood, Oregon.  The purchase price was paid with a combination of proceeds from the advance of $17,500,000 on the revolving credit facility available from an affiliate, and cash from available working capital.  The property has been designated as a qualified replacement property in a transaction structured to comply with a reverse 1031 Exchange under the Tax Code.

•
On June 22, 2007, the Company completed the sale of Dorsey’s, a 251-unit multifamily apartment community located in Columbia, Maryland, to an unaffiliated buyer.  The sale price of the property was $33,250,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.  The Company has structured the transaction to comply with the requirements of a 1031 Exchange under the Tax Code. The Company has reinvested its entire share of the proceeds from the sale of Dorsey’s and the proceeds from sale of Trellis in the purchase of two qualified replacement properties, Hampton House and Sunfield Lakes Apartments.  Dorsey’s was one of the three properties owned with a third party.  The Company’s interest in Dorsey’s was 91.382%.

•
On August 15, 2007, the Company, through its wholly owned subsidiary, BIR Sunfield, LLC, executed a non-recourse mortgage note payable on the Sunfield Lakes Apartments for $19,400,000, which is collateralized by the related property.  The interest rate on the note is fixed at 6.29% for a term of 10 years.  The note requires interest only payments for 60 months and matures on September 1, 2017, at which time the remaining principal and accrued interest is due.  The note may be prepaid, subject to prepayment penalty, at anytime with 30 days of notice.

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

•
On October 14, 2007, the Walden Pond property located in Texas sustained a fire in one of its buildings.  The fire was extensive and resulted in the total loss of the building which contained 16 of the total 416 units in the complex.  The Company is in the process of obtaining estimates to renovate the building, which will require complete reconstruction.  As one of the Company’s business strategies, all the properties owned by the Company are properly insured under the property insurance policy.  Walden Pond will receive reimbursement payment from the insurance company in year 2008.

•
On November 1, 2007, the Company commenced construction on the development of vacant land adjacent to the Arboretum property.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is currently estimated at $17,000,000, and is expected to be completed in late 2008.

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

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by, the Fund.  The investment was also approved by the Audit Committee, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange.  The Fund, which was sponsored by our affiliate, Berkshire Advisors, was formed in August of 2005 and successfully raised equity in excess of expectations.  The Company has committed to invest $23,400,000, or approximately 7%, in the Fund and has made contributions totaling $21,072,251, or approximately 90.1% of its total commitment of $23,400,000 as of December 31, 2007.  The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R “Consolidation of Variable Interest Entities”, does not require the Company to consolidate the activity of the Fund.  Additionally, the Company has determined, pursuant to the guidance promulgated in EITF Issue No. 04-5, “Investors Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”, that the Company does not have a controlling interest in the Multifamily Limited Partnership and is not required to consolidate the activity of the Fund.  The Company accounts for its investment in the Fund under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP 78-9”), as an equity method investment.

The investment objectives of the Fund are similar to those of the Company and under the terms of the Fund, Berkshire Advisors is generally required to present investment opportunities, which meet the Fund’s investment criteria, only to the Fund.  However, the Company has invested the majority of its available capital as of December 31, 2007 and intends to finance its commitment to the Fund with proceeds from the refinancing of properties in its portfolio and funds from operations.  Under the terms of the Fund, the Company has the right to acquire assets that: (i) satisfy the requirements of Section 1031 of the Internal Revenue Code for like-kind exchanges for properties held by the Company or (ii) involve less than $8,000,000 of equity capital in any 12-month period if such capital is generated as a result of refinancing of debts of the Company.

BVF II, an investment fund formed during 2007, was sponsored by our affiliate, Berkshire Advisors.  The Company did not make an investment in BVF II, but as an affiliate, is subject to certain investment restrictions similar to those imposed by BVF.  Like BVF, the investment objectives of BVF II are similar to those of the Company and under the terms of BVF II, Berkshire Advisors is generally required to present investment opportunities, which meet BVF II’s investment criteria, only to BVF II.  Also similar to restrictions imposed on the Company by BVF, under the terms of BVF II, the Company has the right to acquire assets that: (i) satisfy the requirements of Section 1031 of the Internal Revenue Code for like-kind exchanges for properties held by the Company or (ii) involve less than $8,000,000 of equity capital in any 12-month period if such capital is generated as a result of refinancing of debts of the Company.  Unlike the investment restrictions impose by the BVF, the restrictions of BVF II are only applicable during the commitment phase of BVF II and the $8,000,000 equity capital limit can be carried over from any prior 12-month period and can accumulate to a total of $16,000,000.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns.   A decision to move forward with the development of one parcel, the Arboretum Land, which is contiguous with the Arboretum Place Apartments, has been made by the Company.  Development plans had been assessed and approved and construction commenced on November 1, 2007.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is estimated at $17,000,000 and is expected to be completed in early 2009.

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

Accounting for Disposition of Real Estate

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

Investments in Multifamily Venture and Multifamily Limited Partnership

The Company’s investments in the Multifamily Venture, Multifamily Limited Partnership, or ownership arrangements with unaffiliated third parties, were evaluated pursuant to the requirements of FIN46R “Consolidation of Variable Interest Entities” and none were determined to require the Company to consolidate the operating results of the investee.  Additionally, the Company has determined, pursuant to the guidance promulgated in EITF Issue No. 04-5, “Investors Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”, that the Company does not have a controlling interest in the Multifamily Limited Partnership and is not required to consolidate the activity of the Fund.  The Company has accounted for the investments in accordance with Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP 78-9”) as an equity method investment.  The investments are carried as an asset on the balance sheet as Investment in Multifamily Venture and Limited Partnership and the Company’s equity in the income or loss of the venture is reflected as a single line item in the income statement as Equity in loss of Multifamily Venture and Limited Partnership.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  SFAS No. 141R establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is assessing the potential impact that the adoption of SFAS No. 141R may have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by establishing and expanding accounting and reporting standards for minority interests in a subsidiary.  SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS No. 160 may have on its financial position and results of operations.

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2007, 2006 and 2005, the Company had approximately, $22,479,937, $15,393,249 and $22,134,658 of cash and cash equivalents, respectively.

	Year ended December 31,
	2007	2006	2005

Cash provided by operating activities	$13,288,385	$15,040,646	$14,115,221
Cash used in investing activities	(54,914,015)	(83,302,562)	(109,371,965)
Cash provided by financing activities	48,712,318	61,520,507	85,478,357

During the year ended December 31, 2007, cash increased by $7,086,688. The main component of the overall increase was due to $48,712,318 of cash provided by the Company’s financing activities, which include proceeds from new first, second and refinanced mortgage debt on various properties totaling $73,090,000.  The increases from the debt financing activities were offset in part by payments of principal on existing mortgage loans, repayment of refinanced loan, distributions to common and preferred shareholders and distributions to minority owners in the properties.  The overall increase was offset in part by $54,914,015 used in the investing activities of the Company. The activities relate mainly to the acquisition of the Hampton House and Sunfield Lakes properties for $20,484,665 and $24,525,265, respectively, capital expenditures related to the rehabilitation of the Company’s properties of $19,114,398 and additional investments of capital in BVF of $8,890,950.  Additionally, the net cash used by the investing and financing activities of the Company was further offset by an increase in cash of $13,288,385 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF, debt repayment and investment in the affiliated BVF.  See Part IV, Item 15 - Notes to the Consolidated Financial Statements, Footnote 6 - Investment in Multifamily Limited Partnership Venture herein for additional information.  Additionally, the mortgage loan outstanding on the Briarwood property matures in April 2008 at which time the Company intends to repay the balance of approximately $8,500,000 with available cash.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Tax Code, applicable to REITs.  Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing.  The Company may seek to expand its purchasing power through the use of venture relationships with other companies.

As of December 31, 2007, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Arboretum Land, a parcel of vacant land adjacent to the Arboretum Place Apartments.  First mortgage fixed interest rate debt on Hampton House and Sunfield Lakes was completed during the year ended December 31, 2007.  The financing provided $39,440,000 and was used primarily to pay down advances on the revolving credit facility used to acquire the property.  The Company also refinanced the outstanding debt on the Berkshire on Brompton property.  The refinancing provided additional liquidity of $12,200,000.  Supplemental fixed interest rate mortgage financing on the Yorktowne and Westchester West properties was completed during the year ended December 31, 2007 and provided $15,050,000 of additional liquidity during the period.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio.  The facility provides for a 60-day notice of termination by which the lender can affect a termination of the commitment under the facility and render all outstanding amounts due and payable.  Additionally, the facility also contains a clean-up requirement which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.  During the twelve months ended December 31, 2007, the Company borrowed $20,000,000, which it later repaid and borrowed an additional $17,500,000 from the credit facility for the acquisition of properties that were acquired prior to obtaining financing.  The Company used the proceeds of the borrowing to acquire the Hampton House and Sunfield Lakes properties.  The additional $17,500,000 revolving credit facility balance was paid off during the third quarter of 2007, and there were no borrowings outstanding on the credit facility as of December 31, 2007.

Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2007:

Property Name	Previous Balance	New Balance	Closing Date	InterestRate	Term
Fixed Rate Mortgages:
Yorktowne	$-	$7,050,000	March 31, 2007	6.12%	8 Years
Hampton House	-	20,000,000	April 26, 2007	5.77%	10 Years
Westchester West	-	8,000,000	May 10, 2007	5.89%	8 Years
Sunfield Lakes	-	19,440,000	August 15, 2007	6.29%	10 Years
Brompton	6,400,000	18,600,000	September 20, 2007	5.71%	7 Years
	$6,400,000	$73,090,000

Capital Expenditures

The Company incurred $5,271,024 and $4,741,869 in recurring capital expenditures during the year ended December 31, 2007 and 2006, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $13,843,374 and $13,372,981in renovation-related capital expenditures during the year ended December 31, 2007 and 2006, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In January 2004, the Company authorized the renovation of 252 apartment units at its Berkshires of Columbia (formerly Hannibal Grove property) (“Columbia”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit.  The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.  In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a limited number of units, the interior renovation of all 252 units at Columbia, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit.  As of December 31, 2007, 235 units, or 93%, of 252 apartment units at Columbia have been renovated, of which 229 units, or 97%, of those completed units have been leased. The Company currently anticipates completing the project in the first quarter of 2008.  Total costs committed to date are below original estimates and are anticipated to remain under budget through the remainder of the project.

In May 2005, the Company authorized the renovation of its Berkshires on Brompton property. The renovations at the 362-unit property include significant rehabilitation to the interior and exterior common areas as well as individual interior unit renovations. The total cost of the project, including interior and exterior renovations, is currently estimated at approximately $6,800,000.  The Company initially tested the interior rehabilitation plan on 100 units, at a cost of approximately $6,300 per unit or $630,000, and has determined that the financial returns estimated in the plan are achievable.  Based on the successful financial returns of the 100-unit test, the Company decided to move forward with the renovation of the remaining 262 units.  The costs associated with the renovation of the remaining 262 units were approved as part of the 2006 capital budget, which included a per-unit estimated cost of $7,300 or $1,912,600.  As of December 31, 2007, all 362 units, or 100%, including the 100 test units, have been renovated, of which 343 units, or 95%, of those completed units have been leased.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of December 31, 2007, the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 68% complete as 256 of the 375 units had been completed, of which 235 units, or 92% have been leased.

During 2007 the Company, as part of the decision to acquire the Hampton House property, contemplated a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  As part of the 2008 capital budgeting process, the funding for the project was approved and work began in early 2008.  The project includes rehabilitation of interior common areas including the lobby and central utility systems and replacement of all windows and painting of the exterior.   As of December 31, 2007, the project was approved but had not begun, the project was approved as part of the 2008 capital budget for Hampton House.

Other properties underwent limited-scope interior renovation projects during 2007.  The decision to undertake these renovations was also made as part of the decision to acquire the respective properties.  The projects included rehabilitation of the kitchens, bathrooms, lighting and fixtures and exterior renovations of the Chisholm Place and Briarwood Apartments properties.  Both projects were complete as of December 31, 2007.

The Company owns two parcels of vacant land, which are contiguous with other properties the Company currently owns.   A decision to move forward with the development of one parcel, the Arboretum Land, which is contiguous with the Arboretum Place Apartments, had been made by the Company.  Development plans had been assessed and approved.  On November 1, 2007, the Company commenced construction on the development of vacant land adjacent to the Arboretum property.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is estimated at $17,000,000 and is expected to be completed in early 2009.  Interest costs are capitalized on development projects until construction is substantially complete.  There was $107,267, $0 and $0 of interest capitalized in 2007, 2006 and 2005, respectively.

Pursuant to terms of the mortgage debt on certain properties in the Company’s portfolio, lenders require the Company to fund repair or replacement escrow accounts.  The funds in the escrow accounts are disbursed to the Company upon completion of the required repairs or renovations activities.  The Company is required to provide to the lender documentation evidencing the completion of the repairs, and in some cases, are subject to inspection by the lender.  Refer to Part IV Item 15 - Notes to the Consolidated Financial Statements, Footnote 10 – Commitments and Contingencies.

The Company’s capital budgets for 2008 anticipate spending approximately $25,936,000 for ongoing rehabilitation, including the Hampton House project and development of current portfolio properties, including the Arboretum Land development project during the year.  As of December 31, 2007, the Company has not committed to any new significant rehabilitation projects.

Acquisitions and Dispositions

Discussion of acquisitions for the year ended December 31, 2007

On March 2, 2007, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Hampton Manager, LLC , completed the acquisition of 100% of the fee simple interest of Hampton House Apartments, a 222 unit mixed use high-rise apartment building located in Towson, Maryland, from an unaffiliated third party.  The purchase price was $20,500,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $20,000,000 advance from the revolving credit facility available from an affiliate and available cash.   The Company obtained first mortgage financing, which is collateralized by the property, in the amount of $20,000,000 on April 26, 2007 and subsequently used a portion of the proceeds and the 1031 Exchange net proceeds to repay the outstanding advance on the revolving credit facility.  The acquisition of Hampton House is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 tax Exchange under the Tax Code.  As required by the tax code, a qualified 1031 Exchange intermediary was retained to execute the Hampton House acquisition and relinquished properties transactions.  As of December 31, 2007, the purchase price allocation was final and no further adjustment is contemplated.

On June 1, 2007, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Sunfield, LLC., completed the acquisition of 100% of the fee simple interest of Sunfield Lakes Apartments, a 200 unit multifamily apartment community located in the City of Sherwood, County of Washington, Oregon, from an unaffiliated third party.  The purchase price was $24,250,000 subject to normal operating pro rations.  The purchase price and related closing costs were funded through a $17,500,000 advance from the revolving credit facility available from an affiliate and available cash.  On August 15, 2007, the Company closed on first mortgage financing, which is collateralized by the property, in the amount of $19,440,000.  A portion of the financing and 1031 Exchange net proceeds were used to repay the outstanding balance on the revolving credit facility.  The acquisition of Sunfield Lakes is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 Exchange under the Tax Code.  As required by the tax code, a qualified 1031 Exchange intermediary was retained to execute the Sunfield Lakes acquisition and relinquished properties transactions.  As of December 31, 2007, the purchase price allocation was final and no further adjustment is contemplated.

 The Company identified Dorsey’s and Trellis as the properties it relinquished as part of the 1031 Exchange transaction.  As required by the Tax Code, qualified 1031 Exchange intermediaries were retained to execute the Hampton House and Sunfield Lakes acquisitions, and the two relinquished properties transactions.  The sale of Dorsey’s and Trellis occurred in the second quarter, and the 1031 Exchange transaction was subsequently settled on July 13, 2007.

Discussion of dispositions for the year ended December 31, 2007

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis in Newport News, Virginia.  The assets and liabilities related to the sale of the Trellis property have been removed from the accounts of the Company pursuant to the recording of the sale of the property.  The proceeds from the sale of Trellis in the amount of $5,256,480 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of proceeds from the sale of Trellis by purchasing qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s in Columbia, Maryland.  The assets and liabilities related to the sale of the Dorsey’s property have been removed from the accounts of the Company pursuant to the recording of the sale of the property.  The Company’s share of the proceeds from the sale of Dorsey’s in the amount of $13,137,316 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of the proceeds from the sale of Dorsey’s by purchasing qualified replacement property.  The operating results of Dorsey’s have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

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

During 2005, the remaining Mortgage Funds were liquidated as the remaining participating insured mortgage investments in each portfolio were paid off.For the year ended December 31, 2005, the Company received cash distributions totaling approximately $13,208,425 from the Mortgage Funds on which the Company has recognized approximately $3,041,000 in equity in the income of the Mortgage Funds.

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

On November 1, 2004, the mortgage notes payable on Century, Dorsey’s and Hannibal Grove were refinanced with $29,520,000, $16,200,000 and $26,600,000, respectively, non-recourse mortgage notes payable, which are collateralized by the related properties.  The interest rates on the notes are fixed at 4.87% for the Century note and 4.86% for both the Dorsey’s and Hannibal Grove notes.  The notes mature on November 1, 2013, at which time the remaining principal and accrued interest are due.  The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.  Concurrent with the sale of Dorsey’s on June 22, 2007, the refinanced loan was paid off in full with a portion of the proceeds from the sale. The Company also recognized a $493,840 loss resulting from the prepayment penalty upon the early principal repayment and write-off of unamortized deferred financing costs for each of the notes payable, which is reflected in the statement of operations for the year ended December 31, 2007.

The Company used the proceeds from the refinancing on Century, Dorsey’s and Hannibal Grove to repay the existing mortgage notes and accrued interest, to pay closing costs, and to fund escrows required by the lender.  Of the remaining cash of $21,905,000, $2,821,344 was distributed to our multifamily venture partner and the balance has been retained for general operating purposes.

On November 3, 2004, the Company executed $14,212,500 and $6,750,000 of first mortgage non-recourse mortgage financing on the Bridgewater and Trellis properties, respectively, which is collateralized by the properties.  The interest rates on the notes are 5.11% and 5.07%, respectively, and are fixed for the term of the loans.  The notes mature on December 1, 2013, at which time the remaining principal and accrued interest are due.  The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice. Concurrent with the sale of Trellis on May 30, 2007, the first mortgage loan was paid off in full with a portion of the proceeds from the sale. The Company also recognized a $72,450 loss resulting from the write-off of unamortized deferred financing costs for each of the notes payable, which is reflected in the statement of operations for the year ended December 31, 2007 as discontinued operations.

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

On September 30, 2005, the Company, through its wholly owned subsidiary, BIR Laurel Woods, GP L.C., executed a non-recourse mortgage note payable on Laurel Woods Apartments for $4,100,000, which is collateralized by the related property. The interest rate on the note is fixed at 5.17% for a term of 10 years. The note is interest only for two years and matures on October 1, 2015, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.The new mortgage note payable replaces an existing variable interest rate mortgage note payable, which was extinguished simultaneously with the closing on the new financing.  The previous loan was for a period of 7 years with a current monthly variable interest rate of 5.523%.  The Company did not incur any prepayment penalty related to the extinguishment of the loan.

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

On November 4, 2005, the Company completed additional financing totaling $10,304,000 on three of its properties, Dorsey’s, Hannibal Grove and Century apartments.  The supplemental financing on Dorsey’s, Hannibal Grove and Century was executed with non-recourse mortgage notes payable of $2,324,000, $4,563,000 and $3,417,000, respectively, and are collateralized by the related properties.  The interest rates on the notes are fixed at 6.12% and are interest only for two years.  The notes mature on November 1, 2013, which is contemporaneous with the maturity date of the existing outstanding mortgages on the properties, at which time the remaining principal and accrued interest are due.  The notes may be prepaid, subject to a prepayment penalty, at any time with 30 days of notice.  Concurrent with the sale of Dorsey’s on May 30, 2007, the supplemental loan was paid off in full with a portion of the proceeds from the sale. The Company also recognized a $354,100 loss resulting from the prepayment penalty upon the early principal repayment.

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

On August 30, 2006, the Company, through its wholly owned subsidiary, BIR Briarwood Limited Partnership, in connection with the acquisition of Briarwood Village Apartments, assumed a non-recourse mortgage note payable with a then outstanding balance of $8,811,733, which is collateralized by the related property. The interest rate on the note is fixed at 6.94% for a term of 19 months. The note requires monthly payments of principal and interest of $64,805 and matures on April 1, 2008, at which time the remaining principal and accrued interest is due. In accordance with FAS 141, “Business Combinations”, the Company recorded the mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value of the debt assumed on Briarwood is $8,958,818.  The Company intends to pay off this mortgage when it matures in April 2008, with available cash.

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

On September 20, 2007, the Company, through its wholly owned subsidiary, BIR Brompton Limited Partnership, executed a non-recourse mortgage note payable on the Berkshires on Brompton Apartments for $18,600,000, which is collateralized by the related property.  The interest rate on the note is fixed at 5.71% for a term of 7 years.  The note requires interest only payments for 60 months and matures on November 1, 2014, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.  The new mortgage debt was a refinancing of then outstanding debt of $6,393,374 (the replaced original mortgage debt of $6,400,000 was acquired on July 8, 2005). The Company incurred a prepayment penalty of $240,644 in connection with the pay-off of the refinanced debt.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage amounts up to 75% of the fair market value on a portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable.  The $506,903,882 in mortgage notes payable has varying maturities ranging from 1 to 18 years.  The following table summarizes our contractual obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter
Long Term Debt (1)	$12,691,809	$20,257,150	$4,779,543	$5,088,624	$34,317,623	$429,769,133
Capital Lease Obligations	-	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-	-
Purchase Obligations (2)	-	-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	-	-	-	-	-	-

(1) – Amounts include principal payments only.  The Company will pay interest on outstanding indebtedness based on the rates and terms as summarized in Part IV Item 15 - Notes to the Consolidated Financial Statements, Footnote 7 – Mortgage Notes Payable.

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

Market Environment

The Company believes the domestic economy is poised for continued slow down and believes a recession is reasonably possible which would continue to disadvantage single family homeowners with unfavorable credit arrangements.  While an economic slowdown that may result in a recession would not provide a favorable economic environment to operate within, the multifamily sector may benefit from the displacement of single family homeowners due to increasing foreclosure activity in the credit markets and continue to benefit from favorable ongoing demographic trends.  While the apartment sector had previously experienced slower growth over recent years due to rising unemployment and a significant renter migration to single family homes, the reversal of the renter migration to single family homes trend is now expected to contribute to any apartment sector recovery.  The Company feels, for single family homebuyers over the next several years, increasing housing costs, higher interest rates, and continued escalation in foreclosure activity may make purchases increasingly expensive and out of reach as well as force existing homeowners back into the rental market.  In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.  Most of the Company’s properties are located in markets where zoning restrictions, scarcity of land, and high construction costs create significant barriers to new development.

Although not a currently expected to take place in the near term, future changes in zoning restrictions and economic deflation in markets in which the Company currently owns properties or in markets in which the Company may enter in the future, could reduce or eliminate some of the barriers to new multifamily development and could resultantly have an adverse affect on the Company’s financial condition, results of operations or cash flows.

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

Also on November 15, 2007, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2008 and May 15, 2008. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the year ended December 31, 2007 and 2006, the Company declared a total of $4,000,000 and $12,000,000 respectively, of distributions to common shareholders, of which $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2007 and 2006.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During 2007, the Company’s portfolio remained consistent at 27 properties, which reflected the acquisition of 2 properties and the sale of 2 properties (the “Total Portfolio”) during the year.  As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during 2007, the financial statements show considerable changes in revenue and expenses from period to period.  The Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the years ended December 31, 2007 and 2006 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

Net Operating Income (“NOI”) falls within the definition of a “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC.  The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company’s multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors.  The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly related to the income producing activities of the properties.  We believe that to achieve a more complete understanding of the Company’s performance, NOI should be compared with our reported net income (loss).  Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact on interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations.  For the years ended December 31, 2007, 2006 and 2005, the net income (loss) was $2,928,632, $(19,996,781) and $6,388,747, respectively.  A reconciliation of our NOI to net income (loss) for the years ended December 31, 2007, 2006 and 2005 are presented as part of the following tables on pages 43 and 48.

Comparison of year ended December 31, 2007 to the year ended December 31, 2006.

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2007 and 2006.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2006 and owned through December 31, 2007.  The Total Property Portfolio includes the effect of the change in the 2 properties sold and 2 properties acquired during the year.  (The 2006 activity for the Dorsey’s and Trellis has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Years ended December 31,
	2007	2006	Increase/ (Decrease)	% Change

Revenue:
Rental	$69,235,560	$65,920,974	$3,314,586	5.03%
Interest, utility reimbursement and other	4,214,575	3,795,311	419,264	11.05%
Total revenue	73,450,135	69,716,285	3,733,850	5.36%

Operating expenses:
Operating	17,769,988	17,267,389	502,598	2.91%
Maintenance	4,935,656	4,874,688	60,968	1.25%
Real estate taxes	7,353,312	7,472,302	(118,990)	(1.59)%
General and administrative	1,274,199	1,208,945	65,254	5.40%
Management fees	2,877,237	2,830,786	46,451	1.64%
Total operating expenses	34,210,391	33,654,110	556,281	1.73%

Net operating income	39,239,744	36,062,175	3,177,569	8.74%

Non-operating expenses:
Depreciation	26,511,935	25,090,585	1,421,350	5.66%
Interest	22,512,112	19,852,624	2,659,488	13.40%
Loss on extinguishment of debt	316,702	1,540,851	(1,224,149)	(79.45)%
Amortization of acquired in-place leases and tenant relationships	85,256	805,910	(720,654)	(89.42)%
Total non – operating expenses	49,426,005	47,289,970	2,136,035	4.52%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, gain on disposition of real estate assets and income from discontinued operations	(10,186,261)	(11,227,795)	1,041,534	(9.28)%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Equity in income of Mortgage Funds	-	-	-	-

Minority common interest in Operating Partnerships	-	-	-	-

Gain on disposition of real estate assets	-	-	-	-

Income from discontinued operations	-	-	-	-

Net income (loss)	$(10,186,261)	$(11,227,795)	$1,041,534	(9.28)%

	Total Property Portfolio
	Years ended December 31,
	2007	2006	Increase/ (Decrease)	% Change

Revenue:
Rental	$79,325,533	$67,641,093	$11,684,440	17.27%
Interest, utility reimbursement and other	5,977,875	4,720,723	1,257,152	26.63%
Total revenue	85,303,408	72,361,816	12,941,592	17.88%

Operating expenses:
Operating	21,632,801	18,246,453	3,386,348	18.56%
Maintenance	5,695,375	4,977,528	717,847	14.42%
Real estate taxes	8,537,503	7,692,656	844,847	10.98%
General and administrative	3,291,466	2,749,285	542,181	19.72%
Management fees	4,969,500	4,475,578	493,922	11.04%
Total operating expenses	44,126,645	38,141,500	5,985,145	15.69%

Net operating income	41,176,763	34,220,316	6,956,447	20.33%

Non-operating expenses:
Depreciation	32,180,978	26,131,654	6,049,324	23.15%
Interest	27,504,819	20,505,854	6,998,965	34.13%
Loss on extinguishment of debt	316,702	1,540,851	(1,224,149)	(79.45)%
Amortization of acquired in-place leases and tenant relationships	1,132,995	1,142,273	(9,278)	(0.81)%
Total non – operating expenses	61,135,494	49,320,632	11,814,862	23.96%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, gain on disposition of real estate assets and income fromdiscontinued operations	(19,958,731)	(15,100,316)	(4,858,415)	32.17%

Minority interest in properties	(2,031,195)	(1,555,595)	(475,600)	30.57%

Equity in income (loss) of Multifamily Venture and Limited Partnership	(2,955,647)	8,623,757	(11,579,404)	(134.27)%

Minority common interest in Operating Partnerships	(3,904,400)	(11,713,200)	7,808,800	(66.67)%

Gain on disposition of real estate assets	467,145	-	467,145	100.00%

Income from discontinued operations	31,311,460	(251,427)	31,562,887	100.00%

Net income (loss)	$2,928,632	(19,996,781)	22,925,413	(114.65)%

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006 (Same Property Portfolio).

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the year ended December 31, 2007 in comparison to the same period of 2006. The majority of the increase is attributable to properties that have completed major renovations in late 2006 and early 2007 and are leasing the newly renovated units at premium rent levels and are raising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Seasons property in Maryland and the Berkshires on Brompton and Chisholm Place properties in Texas.  Market conditions remain favorable in the majority of the sub-markets in which the Company operates.  The Company continues to benefit from ongoing property rehabilitation projects at various properties in the Same Property Portfolio where successful results generally yield enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the year ended December 31, 2007 as compared to the similar period ended December 31, 2006.  Utility reimbursements increased, mainly due to increased usage of bill back programs to tenants, period over period and were partially offset by decreases in interest and other miscellaneous revenues. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses increased in the year ended December 31, 2007 as compared to the same period of 2006.  Property insurance expense saw the largest increase in costs during the current period as compared to the year earlier comparative period. As anticipated, increases in premium levels for property insurance coverage, which were effective on July 1, 2006, continues to exceed costs incurred in the comparative period of the prior year, with the largest increases realized in the Florida and Texas markets.  The Company has renewed its property insurance coverage for the portfolio for the upcoming policy period as of May 1, 2007, and was able to achieve modest cost reductions in premiums for its property insurance coverage.  Decreases in payroll and related benefits, due to position vacancies at various properties, and some utilities, including gas, were the main contributors in offsetting the increase in insurance premiums.  The Seasons of Laurel property contributes significantly to the Company’s overall utility expense as the electricity charges at the property are paid by the Company and are not currently billed directly to tenants for usage of their apartment unit.  The Company is currently undertaking steps necessary to modify the utility infrastructure to allow for the passing of the individual apartment unit utility costs directly to its tenants and expects to implement system changes to allow for direct billing by unit.  We expect to begin seeing a reduction in utility expense at Season’s in 2008, with full program implementation in 2009.

Maintenance

Maintenance expense increased slightly in the year ended December 31, 2007 as compared to the same period of 2006 and is due mainly to normal operating fluctuations including normal maintenance activities including cleaning, interior painting and landscaping and Management continues to employ a proactive maintenance plan at its multifamily apartment communities within its Same Store portfolio and considers it an effective program that contributes to preserving, and in some cases increasing, its occupancy levels.

Real Estate Taxes

Real estate taxes decreased for the year ended December 31, 2007 from the comparable period of 2006. The decrease is due mainly to an adjustment of prior year taxes assessed on two properties and recognized in the current period.   The savings were partially offset by the continued escalation of assessed property valuations for other properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.  Additionally, during the year, the Company received a refund of approximately $88,500 of real estate taxes paid in a prior period on the Country Place I and II properties related to an exemption initiated by the tax authority.

General and Administrative

General and administrative expenses increased in the year ended December 31, 2007 compared to 2006.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including increases in legal fees related to ongoing property related issues and projects at certain properties in the Same Store portfolio as well as legal fees related to tenant issues including those related to rent collection at various properties in the Same Store portfolio.  Additionally, expenses related to the updating of computer software increased during the year.

Management Fees

Management fees of the Same Property Portfolio increased slightly in the year period ended December 31, 2007 compared to the same period of 2006 based on increased levels of revenue of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the year ended December 31, 2007 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel, Brompton and Hannibal Grove properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the year ended December 31, 2007 increased significantly over the comparable period of 2006. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, with the majority of the additional debt obtained on the Seasons of Laurel property, which was partially offset by the reduced interest rate obtained on the new debt and new second mortgage debt on seven other properties that was not in place in the comparative period of 2006.  Additionally, during the twelve-month period ended December 31, 2007, supplemental debt in the form of two second mortgages were obtained and contributed to the increased interest expense.

Loss on the extinguishment of debt

Loss on the extinguishment of debt decreased significantly for the year ended December 31, 2007 as compared to the prior year ended.  The decrease is generally related to the size of the of the loan activity that is refinanced in the particular period.   During 2007, the Berkshires on Brompton loan, totaling $6,400,000, was refinanced compared to the Seasons loan of $69,900,000 in 2006.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the year ended December 31, 2007 as compared to the same period of 2006.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the twelve-months period ended December 31, 2007.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006 (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned, as the number of properties remained consistent, by the Company in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.

Comparison of year ended December 31, 2006 to the year ended December 31, 2005.

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio.  The Same Property Portfolio consists of the 6 properties acquired or placed in service on or prior to January 1, 2005 and owned through December 31, 2006.  The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2005.  (The 2006 and 2005 activity for the Windward Lakes, Dorsey’s Forge and Trellis properties have been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Years ended December 31,
	2006	2005	Increase/ (Decrease)	% Change

Revenue:
Rental	$49,963,046	$46,592,828	$3,370,218	7.23%
Interest utility reimbursement and other	2,712,713	2,407,709	305,004	12.67%
Total revenue	52,675,759	49,000,537	3,675,222	7.50%

Operating expenses:
Operating	12,695,424	12,176,716	518,708	4.26%
Maintenance	3,780,099	3,605,228	174,871	4.85%
Real estate taxes	5,592,888	5,507,410	85,478	1.55%
General and administrative	787,858	767,350	20,508	2.67%
Management fees	2,048,301	1,961,074	87,227	4.45%
Total operating expenses	24,904,570	24,017,778	886,792	3.69%

Net operating income	27,771,189	24,982,759	2,788,430	11.16%

Non-operating expenses:
Depreciation	17,275,145	15,801,910	1,473,235	9.32%
Interest	15,069,692	11,260,826	3,808,866	33.82%
Loss on extinguishment of debt	1,540,851	80,017	1,460,834	1,825.65%
Amortization of acquired in-place leases and tenant relationships	256,863	1,872,380	(1,615,517)	(86.28)%
Total non – operating expenses	34,142,551	29,015,133	5,127,418	17.67%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(6,371,362)	(4,032,374)	(2,338,988)	58.01%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Equity in income of Mortgage Funds	-	-	-	-

Minority common interest in Operating Partnerships	-	-	-	-

Income from discontinued operations	-	-	-	-

Net income (loss)	$(6,371,362)	$(4,032,374)	$(2,338,988)	58.01%

	Total Property Portfolio
	Years ended December 31,
	2006	2005	Increase/ (Decrease)	% Change
			`
Revenue:
Rental	$67,641,093	$56,508,075	$11,133,018	19.70%
Interest utility reimbursement and other	4,720,723	3,226,238	1,494,485	46.32%
Total revenue	72,361,816	59,734,313	12,627,503	21.14%

Operating expenses:
Operating	18,246,453	15,129,964	3,116,489	20.60%
Maintenance	4,977,528	4,380,391	597,137	13.63%
Real estate taxes	7,692,656	6,594,411	1,098,245	16.65%
General and administrative	2,749,285	3,456,577	(707,292)	(20.46)%
Management fees	4,475,578	4,111,506	364,072	8.85%
Total operating expenses	38,141,500	33,672,849	4,468,651	13.27%

Net operating income	34,220,316	26,061,464	8,158,852	31.31%

Non-operating expenses:
Depreciation	26,131,654	20,060,865	6,070,789	30.26%
Interest	20,505,854	15,936,348	4,569,506	28.67%
Loss on extinguishment of debt	1,540,851	80,017	1,460,834	1825.65%
Amortization of acquired in-place leases and tenant relationships	1,142,273	3,164,380	(2,022,107)	(63.90)%
Total non – operating expenses	49,320,632	39,241,610	10,079,022	25.68%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(15,100,316)	(13,180,146)	(1,920,170)	14.57%

Minority interest in properties	(1,555,595)	83,064	(1,638,659)	(1,972.77)%

Equity in income (loss) of Multifamily Venture and Limited Partnership	8,623,757	(133,150)	8,756,907	(6,576.72)%

Equity in income of Mortgage Funds	-	3,040,733	(3,040,733)	(100.00)%

Minority common interest in Operating Partnerships	(11,713,200)	(7,320,750)	$(4,392,450)	60.00%

Income from discontinued operations	(251,427)	23,898,996	(24,150,423)	(101.05)%

Net income (loss)	$(19,996,781)	$6,388,747	$(26,385,528)	(413.00)%

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005 (Same Property Portfolio).

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the year ended December 31, 2006 in comparison to 2005. The increase is attributable to continued positive occupancy and rental revenue momentum in the Baltimore, Mid Atlantic and Southeastern rental markets, continued improvement in market conditions in the Southwest and benefits realized from ongoing successful property rehabilitation projects at various properties in the Same Property Portfolio, specifically the Seasons of Laurel, Hannibal Grove Apartments and Yorktowne properties.  The success of the renovation projects benefit the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.  Additionally, benefits are also being realized from reductions in rent losses suffered as units remain vacant while undergoing renovation.  Management continues to assess the success of the rehabilitation projects, which include the updating of apartment units at select properties with new kitchens, bathrooms or in-unit laundry equipment.  Also contributing to the positive results is the effect of general rent increases across the Same Property Portfolio as well as stable occupancy levels which have met or exceeded, at most properties, management’s expectations.  Management believes that the trend of rising interest rates continues to dilute the popularity of home purchases and anticipates this effect have continued to contribute to stabilized occupancy rates, which we believe continues to be reflective of the positive occupancy trends and rental revenue levels achieved during the year ended December 31, 2006.

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

General and Administrative

General and administrative expenses increased slightly for the comparable years ended December 31, 2006 and 2005.  The slight overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including savings in equipment rentals, telephone expense and legal fees related to tenant issues including those related to rent collection partially offset by increased property audit, property inspection and dues and subscriptions.

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

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005 (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the year ended December 31, 2006 as compared to the year ended December 31, 2005 are due mainly, in addition to the reasons discussed above, to the increase in the number of properties owned by the Company in the comparative periods presented.  General and administrative expenses for the year ended December 31, 2006 decreased from the year ended December 31, 2005 due primarily to the reduction in costs associated with the requirements of Sarbanes Oxley.  Costs related to implementation of Sarbanes Oxley continued to be incurred during 2006, but to a lesser degree than 2005.  Additionally, the results of the year ended December 31, 2005 reflect only a partial year of operations for a majority of the properties in the portfolio.

As of December 31, 2005, the Total Property Portfolio consisted of 24 properties, or 7,347 units, while as of December 31, 2006, the number of properties increased to 27, or 7,900 units.  Of the 24 properties owned as of December 31, 2005, only 23 had been owned and operated for the entire year.

           Mortgage Debt to Fair Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of December 31, 2007 is as follows:

Mortgage Debt Summary	Balance	Weighted Average Rate

Collateralized – Fixed Rate	$506,903,882	5.31%

Debt Maturity Schedule

Year	Balance	% of total

2008	$12,691,809	2.50%
2009	20,257,150	4.00%
2010	4,779,543	0.94%
2011	5,088,624	1.00%
2012	34,317,623	6.77%
Thereafter	429,769,133	84.79%
Total	$506,903,882	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of December 31, 2007 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  At December 31, 2007 and 2006, the aggregate net book value of our real estate assets was $464,265,061 and $445,597,599, respectively, as compared to the fair values at December 31, 2007 and 2006 of $824,920,000 and $774,709,000, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation.

The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of December 31, 2007 and 2006.

Debt-to-Fair Value of Real Estate Assets

	2007	2006

Net book value of multifamily apartment communities	$464,265,061	$445,597,599
Accumulated depreciation	144,240,061	148,670,523
Historical cost	608,505,122	594,268,122
Increase in fair value over historical cost	216,414,878	180,440,878
Fair Value – estimated	$824,920,000	$774,709,000

Mortgage Debt	$506,903,882	$469,378,510

Debt-to-Fair Value of Real Estate Assets	61.45%	60.59%

The debt-to-fair value of real estate assets does not include any outstanding borrowings under the revolving credit facility, which were $0 at December 31, 2007 and 2006. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of these covenants, we would be unable to draw advances from our line which could have a material impact on our ability to meet our short-term liquidity requirements.  Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows.  As of December 31, 2007 and 2006, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on the management most current valuation of properties, which was made for all properties owned at December 31, 2007 and 2006.

The fair values are based on management’s best estimate of current value for properties owned as of December 31, 2007 and 2006.  Capital discounts rates used in management’s estimates range from a low of 4.20% to a high of 6.70%.  Estimated values of individual properties within the portfolio range from $2,939,000 to $150,728,000.

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

The following table presents a reconciliation of GAAP net income (loss) to FFO for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
Net income (loss)	$2,928,632	$(19,996,781)	$6,388,747
Add:
Depreciation of real property	26,460,337	22,007,364	16,727,642
Depreciation of real property included in results of discontinued operations	528,907	-	388,541
Minority interest in Operating Partnership	3,904,400	11,713,200	7,320,750
Minority interest in properties	2,031,195	1,555,595	-
Amortization of acquired in-place leases and tenant relationships	1,132,995	1,114,273	3,164,380
Amortization of acquired in-place leases and tenant relationships in included in results of discontinued operations	-	25,596	156,856
Equity in loss of Multifamily Venture	2,955,647	-	133,150
Funds from operations of Multifamily Venture	100,308	-	230,445

Less:
Minority interest in properties	-	-	(83,063)
Equity in income of Multifamily Venture	-	(8,623,757)	-
Funds from operations of Multifamily Venture	-	(250,674)	-
Minority interest in properties share of funds from operations	(947,933)	(939,306)	(1,008,978)
Gain on transfer of property to Multifamily Venture		-	-
Gain on disposition of real estate assets	(32,578,384)	-	(25,215,105)
Funds from Operations	$6,516,104	$6,633,510	$8,203,365

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

The Company believes the domestic economy is poised for continued slow down and believes a recession is reasonably possible which would continue to disadvantage single family homeowners with unfavaorable credit arrangements.  While an economic slowdown that may result in a recession would not provide a favorable economic environment to operate within, the multifamily sector may benefit from the displacement of single family homeowners due to increasing foreclosure activity in the credit markets and continue to benefit from favorable ongoing demographic trends.  While the apartment sector had previously experienced slower growth over recent years due to rising unemployment and a significant renter migration to single family homes, the reversal of the renter migration to single family homes trend is now expected to contribute to any apartment sector recovery.  The Company believes that, for single family homebuyers over the next several years, increasing housing costs, higher interest rates, and continued escalation in foreclosure activity may make purchases increasingly expensive and out of reach as well as force existing homeowners back into the rental market.  In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.

Other Matters

The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  If the Company were to become regulated as an investment company, then, among other things, the Company’s ability to use leverage would be substantially reduced and there would be restrictions on certain types of fees paid.  The Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate” (i.e., “Qualifying Interest”).  Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests.  Accordingly, the Company monitors its compliance with this requirement in order to maintain its exempt status.  As of December 31, 2007 and 2006 the Company determined that it is in and has maintained compliance with this requirement.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations.  The tables present principal cash flows and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2007 and 2006.

The following table reflects the mortgage notes payable as of December 31, 2007.

Mortgage Debt, Including Current Portion Maturing In
	2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt	$12,691,809	$20,257,150	$4,779,543	$5,088,624	$34,317,623	$429,769,133	$506,903,882
Average Interest Rate	5.63%	5.20%	5.15%	5.16%	4.95%	5.52%	5.52%

The following table reflects the mortgage notes payable as of December 31, 2006.

Mortgage Debt, Including Current Portion Maturing In
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed Rate Debt	$3,439,348	$13,219,272	$20,519,931	$5,053,594	$5,374,383	$421,771,982	$469,378,510
Average Interest Rate	4.97%	6.32%	5.18%	5.09%	5.10%	5.36%	5.44%

The level of market rate interest risk increased during 2007. The increase relates mainly to incrementally higher levels of outstanding mortgage debt payable of $506,903,886 at December 31, 2007 from $469,378,510 at December 31, 2006.  Additionally, the increase is further compounded by an increase in the average interest rate on the outstanding debt over the same period.  The rate increase is due mainly to higher interest rate levels on debt acquired during 2007. The Company manages its interest rate risk on mortgage debt by monitoring the funding markets and the related changes in prevailing mortgage debt interest levels.  Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate.

As of December 31, 2007 and 2006, there was no variable interest rate debt outstanding.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements and Financial Statement Schedule” on page 71 to this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s management, with oversight and input from the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007.  The Company’s management based its assessment on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only it’s management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a -15 or 15d-15 that occurred during the quarter ended December 31,

2007 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and directors are as follows:

Name and age	Position or Offices Held

Douglas Krupp (61)	Chairman of the Board of Directors
David C. Quade (64)	President, Chief Financial Officer and Director
Randolph G. Hawthorne (58)	Director
Robert M. Kaufman (58)	Director
Richard B. Peiser (59)	Director
Frank Apeseche (50)	Vice President and Treasurer
Christopher M. Nichols (43)	Vice President, Controller and Assistant Secretary
Mary Beth Bloom (34)	Vice President and Secretary

Douglas Krupp, Director and Chairman of the Board of Berkshire Income Realty, Inc. since January 28, 2005.  Mr. Krupp is also the co-founder and Vice-Chairman of our affiliate, the Berkshire Group, an integrated real estate and financial services firm engaged in real estate acquisitions, property management and investment sponsorship.  The Berkshire Group was established as The Krupp Companies in 1969.  Mr. Krupp served as Chairman of the Board of Trustees of both Krupp Government Income Trust I & Krupp Government Income Trust II from 1991 – 2005.  Formerly, Mr. Krupp served as Chairman of the Board of Directors of Berkshire Realty Company, Inc. and Harborside Healthcare Company, two publicly traded companies on the New York Stock Exchange.Mr. Krupp is a member of the Anti-Defamation League's National Executive Committee, a member of its Board of Trustees and Vice President of the ADL Foundation.Mr. Krupp is on the Board of Directors for The Commonwealth Shakespeare Company, a Member of the Corporation of Partners HealthCare System and a past member of the Board of Directors for Brigham & Women's Hospital.  Mr. Krupp is a graduate of Bryant College.  In 1989, he received an Honorary Doctorate of Science in Business Administration from this institution and was elected trustee in 1990.

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

Randolph G. Hawthorne, Director of Berkshire Income Realty, Inc. since October 15, 2002.  Mr. Hawthorne is currently the Principal of a private investment and consulting firm known as RGH Ventures and has served as such since January of 2001.  Mr. Hawthorne is a member of the Multifamily Council Blue Flight of the Urban Land Institute, and is active in the National Multi Housing Council, which he led as the Chairman from 1996-1997.  He also presently serves on the Board of Directors of the National Housing Conference and previously served as an independent member of the Advisory Board of Berkshire Mortgage Finance, a former affiliate of the Berkshire Income Realty, Inc.  Mr. Hawthorne has previously served as President of the National Housing and Rehabilitation Association and has served on the Editorial Board of the Tax Credit Advisor and Multi-Housing News.  From 1973-2001, Mr. Hawthorne was a Principal and Owner of Boston Financial, a full service real estate firm, which was acquired in 1999 by Lend Lease, a major global real estate firm, which at that time was the largest U.S. manager of tax-exempt real estate assets.  During his 28 years with Boston Financial and then Lend Lease, Mr. Hawthorne served in a variety of senior leadership roles including on the Boston Financial Board of Directors.  Mr. Hawthorne holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree from the Massachusetts Institute of Technology.  Mr. Hawthorne is a Trustee of The Berkshire Theatre Festival, and serves on the Board of Directors of the Celebrity Series of Boston and The Boston Home.

Robert M. Kaufman, Director of Berkshire Income Realty, Inc. since October 15, 2002.  Mr. Kaufman is currently the Senior Vice President and Chief Operating Officer of Outcome Sciences, Inc., which is the leading provider of strategies and solutions to meet the needs of the post-approval market.  Mr. Kaufman was formerly the President and Chief Operating Officer of Oakley Investment, Inc. (formerly Phoenix Ltd.), a private investment firm, and held this position from November of 2003 thru March of 2007.  Mr. Kaufman was a founder and the Chief Executive Officer of Medeview, Inc., a healthcare technology company, from 2000-2002.  From 1996-1999, Mr. Kaufman served as Chief Executive Officer of a senior housing company known as Carematrix Corp. and in 1999 served as a consultant to Carematrix Corp.  Prior to that, Mr. Kaufman worked for Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm, from 1972-1996.  During his tenure at Coopers & Lybrand, he was a partner from 1982-1996 primarily servicing real estate and healthcare industry clients and served as a member of the National Board of Partners.  In addition, while a partner at Coopers & Lybrand, Mr. Kaufman was a member of the Mergers and Acquisitions and Real Estate Groups, the Associate Chairman of the National Retail and Consumer Products Industry Group and was a National Technical Consulting Partner.  Mr. Kaufman received his Bachelor of Arts from Colby College and his Master of Business Administration degree from Cornell University.

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

The Company does not currently have a nominating committee as the Board has determined, given its relatively small size, that Robert Kaufman, Randolph Hawthorne and Richard Peiser, (the “Independent Directors”) shall perform this function. Nominees for positions on the Board are identified and recommended by a majority of the Independent Directors on the Board (as defined in the American Stock Exchange listing requirements).  Director candidates, including Directors up for re-election and those nominated by Shareholders entitled to vote for the election of directors, are considered based upon various criteria, including broad-based business and professional skills and experience, personal integrity, sound business judgment, community involvement, and time available to devote to Board activities.  The 5 nominees approved by the Board are Directors standing for re-election.  The Company has not paid a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.  The Board did not receive a Director candidate recommendation from a shareholder that beneficially owned more than 5% of the Company’s common voting shares or from a group of shareholders that beneficially owned, in the aggregate, more than 5% of the Company’s common voting shares.  The Board will consider Director candidates recommended by shareholders entitled to vote for the election of directors.  A shareholder entitled to vote for the election of directors, who wishes to recommend a prospective nominee for the Board should notify the Company's Secretary in writing at One Beacon Street, Suite 1500, Boston, MA 02108 with the identity of the nominator and nominee, the biographical information for each nominee, a description of business and personal experience for each nominee, a written consent from the nominee to serve as a Director if so elected and any other information that the voting shareholder considers appropriate at least 90 days prior to the annual meeting at which Directors are to be elected.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders, during the fiscal year ended December 31, 2007 and prior fiscal years none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11.                      EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee as the Board has determined that in light of the fact that except for our independent directors identified below, our executive officers and directors are not compensated by us for their services to us as officers and directors.  However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

N/a	n/a	$-	$-	$-	$-	$-	$-	$-	$-
		$-	$-	$-	$-	$-	$-	$-	$-

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations.  The Board has determined that the independent directors will be compensated at the rate of $30,000 per year for their service as directors and receive reimbursement for their travel expenses incurred in connection with Board duty.  There were no other arrangements to compensate the directors for Board or committee in 2007.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2007 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group.  The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Class B Common Stock	Douglas Krupp	1,283,313	(2)	91%
Class B Common Stock	George Krupp	1,283,313	(3)	91%
Class B Common Stock	Douglas Krupp 1980 Family Trust	1,283,313	(4)	91%
Class B Common Stock	George Krupp 1980 Family Trust	1,283,313	(5)	91%
Class B Common Stock	Krupp Family Limited Partnership-94	1,283,313	(6)	91%
Class B Common Stock	KRF Company	1,283,313		91%
Preferred Shares	David C. Quade	874		*
Preferred Shares	Randolph G. Hawthorne	2,500		*
Preferred Shares	Robert M. Kaufman	35,948	(7)	*
N/A	Richard B. Peiser	-		-
Class B Common Stock	Thomas Shuler	63,560		5%
Preferred Shares	Thomas Shuler	4,960		*
Class B Common Stock	David Olney	59,323		4%
Class B Common Stock	All directors and executive officers as a group	1,406,196	(8)	100%

* - Represents less than 1% of shares outstanding in class.

(1)	c/o The Berkshire Group, One Beacon Street, Suite 1500, Boston, MA 02108.

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

(7)
Robert M. Kaufman does not own shares of Class B common stock.  Mr. Kaufman does own 35,948 shares of the Preferred Shares of the Company.  Additionally, 6,000 shares of the Preferred Shares are owned Mr. Kaufman’s spouse and may be deemed to be beneficially owned by Mr. Kaufman.

(8)	Includes 1,283,313 shares owned by KRF Company that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (2).

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock.  As of December 31, 2007 and 2006, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 about shares of our equity securities outstanding and available for issuance under equity compensation plans.  The Company does not have equity securities outstanding or available for issuance under an equity compensation plan as of December 31, 2007.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Fees

We have entered into an advisory services agreement with Berkshire Advisor.  Douglas Krupp, one of our directors, together with his brother George Krupp (formerly a director of the Company and former Chairman of the Board), indirectly own substantially all of the member interests in Berkshire Advisor.  Under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties.  The purchase price is defined as the capitalized basis of an asset under GAAP including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the Audit Committee (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange).

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.    Berkshire Advisor earned asset management fees of $1,673,441, $1,673,446 and $1,635,942 during 2007, 2006 and 2005, respectively.  The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the minority partners in the properties.  As of December 31, 2007, $418,362 of the 2007 asset management fee is payable to Berkshire Advisor.

During 2007, 2006 and 2005, Berkshire Advisor, an affiliate of The Berkshire Group, acted as property manager under property management agreements between the Company and Berkshire Advisor.  Under the property management agreement, Berkshire Advisor is entitled to receive a property management fee, payable monthly, equal to 4% of the gross rental receipts, including rentals and other operating income, received each month with respect to all managed properties.  The total amount of property management fees paid and accrued to Berkshire Advisor under the property management agreements was $3,374,992, $2,995,596 and 2,731,080 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, $828,962 of the 2007 property management fee is payable to Berkshire Advisor.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us.  Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the Audit Committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange).  Berkshire Advisor received acquisition fees for 2007, 2006 and 2005 as follows:

Acquisition	Acquisition Fee 2007	Acquisition Fee 2006	Acquisition Fee 2005

Hampton House	$205,000	$-	$-
Sunfield Lakes	242,250	-	-
Briarwood Village	-	138,167	-
Chisholm Place	-	96,250	-
Standard at Lenox Park	-	471,000	-
Westchester West	-	-	392,500
Berkshires on Brompton	-	-	144,000
Berkshires at Westchase	-	-	99,000
Lakeridge	-	-	343,440
Riverbirch	-	-	82,000
Savannah	-	-	275,200
	$447,250	$705,417	$1,336,140

All acquisition fees have been capitalized and are included in the caption “Multifamily apartment communities” in Part IV Item 15 – Consolidated Balance Sheets.

As of January 1, 2005, the Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $808,024, 849,490 and $1,096,538 in construction management fees for the year ended December 31, 2007, 2006 and 2005, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate for property development services.  As of December 31, 2007, the Company has one property under development and has incurred fees totaling $400,000. The fees, of which $270,750 is related to predevelopment activities and $129,250 is related to the development phase, are based on the project’s development/construction costs.  As of December 31, 2007, $360,000 has been paid to the affiliate and $40,000 remains payable.  As of December 31, 2007, construction on the project has begun.

Under the advisory services agreement and the property management agreements, Berkshire Advisor is reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties.  Berkshire Advisor also is reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services.  Expense reimbursements paid were $250,596, $316,060 and $246,062 for the years ended December 31, 2007, 2006 and 2005, respectively.  Salary reimbursements paid were $9,380,153, $7,963,168 and $6,928,648 for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition to the fees listed above, the Multifamily Venture paid or accrued property management fees of $0 and $42,864 to Berkshire Advisor during 2007 and 2006, respectively. Also the Multifamily Limited Partnership Venture paid construction management fees of $2,313,745 and $1,630,024, property management fees of $3,692,478 and $1,854,329 and asset management fees of $2,362,104 and $2,364,778 to Berkshire Advisor during 2007 and 2006, respectively.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $355,000 and $354,500 for the years ended December 31, 2007 and 2006, respectively, for the audit of the Company’s annual financial statements included in the Company’s Form 10K and review of financial statements included in the Company’s Forms and 10-Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $88,254 and $106,515 for the years ended December 31, 2007 and 2006, respectively for Sarbanes-Oxley readiness procedures and  the audit of certain subsidiaries.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $60,000 and $38,878 for the years December 31, 2007 and 2006, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 for the years ended December 31, 2007 and 2006, respectively.

Before the Company’s independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., is engaged by the Company or its subsidiaries to render audit services, the engagement is approved by the Audit Committee, which is comprised solely of directors who are independent under applicable SEC and American Stock Exchange rules.  All audit-related fees, tax fees and other fees are pre-approved by such Audit Committee and are subject to a fee cap, which cannot exceed 5% of the total amount of the Company’s revenues.

The percentage of services described above in the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were approved by the Audit Committee is 100%.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        See “Index to Financial Statements and Financial Statement Schedule” on page 71 to this report.

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

10.37
Amendment to Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty- OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp Capital Associates, as Administrative Agent.  (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on June 6, 2007).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

The information required by this item is set forth below in the financial statements included herein.

                                                                                                               BERKSHIRE INCOME REALTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm---------------------------------------------------------------------------------------------------------	72

Consolidated Balance Sheets at December 31, 2007 and 2006-------------------------------------------------------------------------------------------------------	73

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005----------------------------------------------------------	74

Consolidated Statements of Changes in Stockholders’ Equity / Deficit for the Years Ended December 31, 2007, 2006 and 2005------------------	75

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005----------------------------------------------------------	76-77

Notes to Consolidated Financial Statements-----------------------------------------------------------------------------------------------------------------------------	78-103

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2007------------------------------------------------------------------------------	104-105

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. and subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 27, 2008

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

Multifamily apartment communities, net of accumulated depreciation of $144,240,061 and $148,670,523, respectively	$464,265,061	$445,597,599
Cash and cash equivalents	22,479,937	15,393,249
Cash restricted for tenant security deposits	1,953,503	1,803,633
Replacement reserve escrow	7,760,738	5,645,565
Prepaid expenses and other assets	11,026,329	9,013,615
Investment in Multifamily Venture and Limited Partnership	16,794,450	11,000,949
Acquired in place leases and tenant relationships, net of accumulated amortization of $7,136,556 and $6,215,155, respectively	201,002	718,994
Deferred expenses, net of accumulated amortization of $1,045,194 and $702,730, respectively.	3,581,610	3,526,574

Total assets	$528,062,630	$492,700,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$506,903,882	$469,378,510
Due to affiliates	1,952,547	1,380,472
Dividend and distributions payable	1,837,607	1,837,607
Accrued expenses and other liabilities	13,351,402	12,012,347
Tenant security deposits	1,955,389	2,152,228

Total liabilities	526,000,827	486,761,164

Commitments and Contingencies	-	-

Minority interest in properties	-	-

Minority interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2007 and 2006, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized; 1,406,196 issued and outstanding at December 31, 2007 and 2006, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	-	-
Accumulated deficit	(68,163,089)	(64,285,878)
Accumulated other comprehensive income (loss)	-	-

Total stockholders’ equity	2,061,803	5,939,014

Total liabilities and stockholders’ equity	$528,062,630	$492,700,178

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the year ended December 31,
	2007	2006	2005
Revenue:
Rental	$79,325,533	$67,641,093	$56,508,075
Interest	1,119,173	969,835	446,054
Utility reimbursement	1,447,256	1,118,974	814,717
Other	3,411,446	2,631,914	1,965,467

Total revenue	85,303,408	72,361,816	59,734,313

Expenses:
Operating	21,632,801	18,246,453	15,129,964
Maintenance	5,695,375	4,977,528	4,380,391
Real estate taxes	8,537,503	7,692,656	6,594,411
General and administrative	3,291,466	2,749,285	3,456,577
Management fees	4,969,500	4,475,578	4,111,506
Depreciation	32,180,978	26,131,654	20,060,865
Interest	27,504,819	20,505,854	15,936,348
Loss on extinguishment of debt	316,702	1,540,851	80,017
Amortization of acquired in-place leases and tenant relationships	1,132,995	1,142,273	3,164,380

Total expenses	105,262,139	87,462,132	72,914,459

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership, gain on disposition of real estate assets, equity in income of Mortgage Funds, minority common interest in Operating Partnership and discontinued operations	(19,958,731)	(15,100,316)	(13,180,146)

Minority interest in properties	(2,031,195)	(1,555,595)	83,063

Minority common interest in Operating Partnership	(3,904,400)	(11,713,200)	(7,320,750)

Equity in income (loss) of Multifamily Venture and Limited Partnership	(2,955,647)	8,623,757	(133,150)

Equity in income of Mortgage Funds	-	-	3,040,732

Net loss from continuing operations	(28,849,973)	(19,745,354)	(17,510,251)

Discontinued operations:
Loss from discontinued operations	(799,779)	(251,427)	(1,316,107)
Gain on disposition of real estate asset	32,111,239	-	25,215,105
Income (loss) from discontinued operations	31,311,460	(251,427)	23,898,998

Gain on disposition of real estate assets	467,145	-	-

Net income (loss)	$2,928,632	$(19,996,781)	$6,388,747

Preferred dividend	(6,700,792)	(6,700,793)	(6,700,796)

Net loss available to common shareholders	$(3,772,160)	$(26,697,574)	$(312,049)

Net loss from continuing operations per common share, basic and diluted	$(24.95)	$(18.81)	$(17.95)

Net income (loss) from discontinued operations per common share, basic and diluted	$22.27	$(0.18)	$17.72

Net loss per common share, basic and diluted	$(2.68)	$(18.99)	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,348,963

Dividend declared per common share	$0.07	$0.20	$0.15

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 200 7 , 200 6 AND 200 5

	Preferred Series A Stock		Class B Common Stock		Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ equity/(deficit)
.	Shares	Amount	Shares	Amount

Balance at December 31, 2004	2,978,110	$70,210,830	1,283,313	$12,833	$(36,988,480)	$-	$33,235,183

Issuance of Common Stock	-	-	122,883	1,229	288,775	-	290,004

Net Income	-	-	-	-	6,388,747	-	6,388,747

Distributions to minority owners / partners	-	-	-	-	(110,500)	-	(110,500)

Distributions to preferred shareholders	-	-	-	-	(6,700,796)	-	(6,700,796)

Distributions to common shareholders	-	-	-	-	(179,250)	-	(179,250)

Balance at December 31, 2005	2,978,110	70,210,830	1,406,196	14,062	(37,301,504)	-	32,923,388

Net loss	-	-	-	-	(19,996,781)	-	(19,996,781)

Distributions to preferred shareholders	-	-	-	-	(6,700,793)	-	(6,700,793)

Distributions to common shareholders	-	-	-	-	(286,800)	-	(286,800)

Balance at December 31, 2006	2,978,110	70,210,830	1,406,196	14,062	(64,285,878)	-	5,939,014

Net Income	-	-	-	-	2,928,632	-	2,928,632

Distributions to minority owners / partners	-	-	-	-	(9,451)	-	(9,451)

Distributions to preferred shareholders	-	-	-	-	(6,700,792)	-	(6,700,792)

Distributions to common shareholders	-	-	-	-	(95,600)	-	(95,600)

Balance at December 31, 2007	2,978,110	$70,210,830	1,406,196	$14,062	$(68,163,089)	$-	$2,061,803

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,928,632	$(19,996,781)	$6,388,747
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	444,901	457,241	335,231
Amortization of acquired in-place leases and tenant relationships	1,132,994	1,167,869	3,321,237
Depreciation	32,709,887	27,229,072	21,568,346
Loss on extinguishment of debt	288,253	324,940	80,017
Minority interest in properties	2,031,195	1,555,594	(83,063)
Accretion of Mortgage Funds	-	-	(1,315,453)
Equity in loss of Multifamily Venture and Limited Partnership	2,955,647	(8,623,757)	133,150
Minority interest in Operating Partnership	3,904,400	11,713,200	7,320,750
Interest earned on 1031 Exchange deposits	(257,262)	(82,597)	-
Gain on disposition of real estate assets related to fire	(467,145)
Gain on disposition of real estate assets	(32,111,239)	-	(25,257,837)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(578,431)	(244,371)	246,669
Prepaid expenses and other assets	(1,060,994)	157,519	(1,637,183)
Due to/from affiliates	572,075	870	(483,220)
Accrued expenses and other liabilities	795,472	1,381,847	3,497,830
Net cash provided by operating activities	13,288,385	15,040,646	14,115,221

Cash flows from investing activities:
Capital improvements	(19,114,398)	(18,114,850)	(21,887,360)
Acquisition of multifamily apartment communities	(45,009,930)	(50,481,501)	(57,503,268)
Acquisition of real estate limited partnership interests	-	-	(39,614,714)
Distributions from investments in Mortgage Funds	-	-	11,483,146
Deposits to replacement reserve	(1,855,101)	(5,079,391)	(306,490)
Interest earned on replacement reserves	(82,333)	-	-
Withdrawals from replacement reserve	-	1,019,053	1,070,063
Distributions from investment in Multifamily Venture and Limited Partnership	141,802	692,032	343,458
Investment in Multifamily Venture and Limited Partnership	(8,890,950)	(10,745,218)	(1,599,933)
Deposit to 1031 Exchange qualified intermediary	18,651,058	-	-
Distribution on sale to minority interest in properties	1,238,946	-	-
Proceeds from sale of assets	6,891	-	-
Acquisition of in-place leases and tenant relationships	-	(592,687)	(1,356,867)
Net cash used in investing activities	(54,914,015)	(83,302,562)	(109,371,965)

Cash flows from financing activities:
Borrowings from mortgage notes payable	73,090,000	161,094,000	104,329,000
Principal payments on mortgage notes payable	(4,113,432)	(1,977,019)	(1,837,665)
Borrowings from revolving credit facility – affiliate	37,500,000	7,000,000	16,000,000
Principal payments on revolving credit facility – affiliate	(37,500,000)	(7,000,000)	(16,000,000)
Good faith deposits on mortgages	(341,250)	-	976,826
Issuance of common stock	-	-	290,004
Distributions paid to tax authority on behalf of partners	(9,451)	-	(110,500)
Prepayments on mortgage notes payable	(6,393,374)	(69,218,989)	(3,269,967)
Deferred financing costs	(788,188)	(1,117,652)	(1,112,573)
Distributions to minority interest in properties	(2,031,195)	(8,559,040)	(1,041,556)
Distributions on common operating partnership units	(4,000,000)	(12,000,000)	(6,750,000)
Distributions to preferred shareholders	(6,700,792)	(6,700,793)	(6,700,796)
Contributions from holder of minority interest in properties	-	-	705,584
Net cash provided by financing activities	48,712,318	61,520,507	85,478,357

Net increase (decrease) in cash and cash equivalents	7,086,688	(6,741,409)	(9,778,387)
Cash and cash equivalents at beginning of year	15,393,249	22,134,658	31,913,045
Cash and cash equivalents at end of year	$22,479,937	$15,393,249	$22,134,658

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2007	2006	2005
Supplemental disclosure:
Cash paid for interest	$27,962,604	$19,935,126	$18,522,603
Capitalization of interest	$107,267	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared and payable to preferred shareholders	$837,607	$837,607	$837,607
Dividends and distributions declared and payable on common operating partnership units and shares	$1,000,000	$1,000,000	$1,000,000
Capital improvements included in accrued expenses and other liabilities	$465,491	$274,084	$228,994

Acquisition of real estate limited partnership interests:

Assets purchased:
Cash restricted for tenant security deposits	$-	$-	$(137,722)
Prepaid expenses and other assets	-	-	(122,216)
Acquired in place leases and tenant relationships	-	-	(732,219)
Multifamily apartment communities	-	-	(38,948,802)
Liabilities assumed:
Accounts payable and accrued expenses	-	-	188,523
Tenant security deposits	-	-	137,722

Net cash used for acquisition of real estate limited partnership interests	$-	$-	$(39,614,714)

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(45,040,527)	$(70,618,165)	$(94,498,144)
Acquired in-place leases and tenant relationships	(615,003)	(377,113)	-
Escrows	-	(14,847)	(176,000)
Prepaid expenses	-	(197,822)	-
Deferred expenses	(346,568)	(17,000)	-
Liabilities assumed:
Mortgage notes payable	-	8,958,818	15,720,000
Accrued expenses	737,089	532,797	-
Tenant security deposits	255,079	95,417	-
Use of cash held in escrow from Section 1031 Exchange	-	11,073,818	21,450,876
Use of interest earned on cash held in escrow from Section 1031 Exchange	-	82,596	-

Net cash used for acquisition of Multifamily apartment communities	$(45,009,930)	$(50,481,501)	$(57,503,268)

Sale of real estate:

Gross selling price	$44,816,664	$19,108,704	$34,725,000
Payoff of mortgage note payable	(25,057,822)	(7,900,784)	(13,136,623)
Cost of sale	(126,100)	(134,102)	(137,501)
Distribution of minority interests	(1,238,946)	-	-
Cash held in escrow from Section 1031 Exchange	(18,393,796)	(11,073,818)	(21,450,876)
Cash flows from sale of real estate assets	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The Company’s consolidated financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership.  The Company owns preferred and general partner interests in the Operating Partnership.  The remaining common limited partnership interests in the Operating Partnership owned by KRF Company and affiliates are reflected as Minority Interest in Operating Partnership in the financial statements of the Company.

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2007 is presented below:

Description	Location	Year Acquired	(Unaudited) Total Units	Ownership Interest	(Unaudited) 2007 Occupancy (1)

Century	Cockeysville, Maryland	1984	468	75.82%	96.51%
Berkshires of Columbia (formerly Hannibal Grove)	Columbia, Maryland	1983	316	91.38%	86.04%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	90.99%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	92.65%
St.Marin/Karrington	Coppell, Texas	2003	600	100.00%	96.03%
Laurel Woods	Austin, Texas	2004	150	100.00%	96.88%
Bear Creek	Dallas, Texas	2004	152	100.00%	95.22%
Bridgewater	Hampton, Virginia	2004	216	100.00%	95.55%
Arboretum	Newport News, Virginia	2004	184	100.00%	95.53%
Silver Hill	Newport News, Virginia	2004	153	100.00%	96.81%
Arrowhead	Palatine, Illinois	2004	200	58.00%	94.66%
Moorings	Roselle, Illinois	2004	216	58.00%	97.35%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	96.20%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	96.20%
Yorktowne	Millersville, Maryland	2004	216	100.00%	91.21%
Westchester West	Silver Spring, Maryland	2005	345	100.00%	96.74%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	88.56%
Berkshire at Westchase	Houston, Texas	2005	324	100.00%	95.22%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	92.77%
Lakeridge	Hampton, Virginia	2005	282	100.00%	96.42%
Savannah at Citrus Park	Tampa, Florida	2005	264	100.00%	93.31%
Briarwood Village	Houston, Texas	2006	342	100.00%	93.46%
Chisholm Place	Dallas, Texas	2006	142	100.00%	91.07%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	86.36%
Hampton House	Towson, Maryland	2007	196	100.00%	95.61%
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	90.86%
Total			7,869

(1) – Represents the average year-to-date physical occupancy.

Discussion of dispositions for the years ended December 31, 2007, 2006 and 2005

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

On April 18, 2006, the Operating Partnership completed the sale of 100% of its interest in The Berkshires at Marina Mile property (“Marina Mile”) in Fort Lauderdale, Florida.  The Company’s share of the proceeds from the sale of Marina Mile were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a Section 1031 tax deferred exchange (“1031 Exchange”) under the Internal Revenue Code of 1986, as amended,  (the “Tax Code”).  The Company reinvested the proceeds from the sale of its interests in Marina Mile in the acquisitions of Chisholm Place and Briarwood Village Apartments, which the Company completed the acquisition of on June 28, 2006 and August 30, 2006, respectively.  The operating results of Marina Mile have not been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets” as those results were not previously reported as part of continuing operations as the results were accounted for under the Equity Method of accounting.

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis at Lee’s Mill (“Trellis”) in Newport News, Virginia.  The proceeds from the sale of Trellis in the amount of $5,324,664 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of proceeds from the sale of Trellis by purchasing qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s Forge (“Dorsey’s”) in Columbia, Maryland.  The Company’s share of the proceeds from the sale of Dorsey’s in the amount of $13,137,316 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of the proceeds from the sale of Dorsey’s by purchasing qualified replacement property.  The operating results of Dorsey’s have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

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

Real estate

Real estate assets are recorded at depreciated cost. Costs related to the acquisition, development, rehabilitation and improvement of properties are capitalized. Interest costs are capitalized on development projects until construction is substantially complete.  There was $107,267, $0 and $0 of interest capitalized in 2007, 2006 and 2005, respectively. Recurring capital improvements typically include appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.  The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

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

The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight line method of amortization over a 24 month period. The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2007 acquisitions as of the acquisition date:

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

Minority Interest in Properties

Unaffiliated third parties have ownership interests in six of the Company’s multifamily apartment communities at December 31, 2007.  Such interests are accounted for as “Minority Interest in Properties” in the accompanying financial statements.  Allocations of earnings and distributions are made to minority holders based upon their respective share allocations.  Losses in excess of minority holders’ investment basis are allocated to the Company.  Distributions from operations to the minority holders in excess of their investment basis are recorded in the Company’s statement of operations as Minority Interest in Properties as there is typically no legal obligation for such investors to restore deficit capital accounts.

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

Debt extinguishment costs

In accordance with FAS 145, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “loss on extinguishment of debt” in the Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

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

Income taxes

The Company elected to be treated as a real estate investment trust (“REIT”) under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements.

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2007 and 2006, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements.  Additionally, during 2006, the Company became subject to a franchise tax in North Carolina. Also as of January 1, 2007, the Company became subject to the revised franchise tax calculation in Texas.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $51,066,407 and $27,516,301 as of December 31, 2007 and 2006, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

The Company monitors the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  As of December 31, 2007 and 2006, the Company has determined it does not have a liability related to a tax position taken or expected to be taken in a tax return and therefore has not recorded any adjustments to its financial statements.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  SFAS No. 141R establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is assessing the potential impact that the adoption of SFAS No. 141R may have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by establishing and expanding accounting and reporting standards for minority interests in a subsidiary.  SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS No. 160 may have on its financial position and results of operations.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2007, 2006 and 2005, comprehensive income (loss) equaled net income (loss). Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

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

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	December 31,
	2007	2006
Land	$63,636,289	$60,024,448
Buildings, improvements and personal property	544,868,833	534,243,674

Multifamily apartment communities	608,505,122	594,268,122
Accumulated depreciation	(144,240,061)	(148,670,523)

Multifamily apartment communities, net	$464,265,061	$445,597,599

The results of operations for the year ended December 31, 2006 have been restated to reflect the comparative results of operations of the Dorsey’s and Trellis properties as discontinued operations pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  The results of operations for the year ended December 31, 2005 have been restated to reflect the comparative results of operations of the Dorsey’s, Trellis and Windward Lakes properties as discontinued operations pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

Discontinued Operations

On June 22, 2005, the Operating Partnership completed the sale of 100% of the fee simple interest of Windward Lakes. The assets and liabilities related to the sale of the Windward Lakes property have been removed from the accounts of the Company pursuant to the recording of the sale of the property. The net proceeds from the sale of Windward Lakes, in the amount of $21,450,876, were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code. The Company reinvested the proceeds from the sale of Windward Lakes in the acquisition of Lakeridge Apartments, on which the Company closed on July 1, 2005. The operating results of  Windward Lakes have been presented in the consolidated statement of operations as results from discontinued operations in the statement of operations for the year ended December 31, 2005 in accordance with FASB 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis in Newport News, Virginia.  The assets and liabilities related to the sale of the Trellis property have been removed from the accounts of the Company pursuant to the recording of the sale of the property.  The proceeds from the sale of Trellis in the amount of $5,324,664 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of proceeds from the sale of Trellis by purchasing qualified replacement property.  The operating results of Trellis for the years ended December 31, 2007, 2006 and 2005 have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s in Columbia, Maryland.  The assets and liabilities related to the sale of the Dorsey’s property have been removed from the accounts of the Company pursuant to the recording of the sale of the property.  The Company’s share of the proceeds from the sale of Dorsey’s in the amount of $13,137,316 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of the proceeds from the sale of Dorsey’s by purchasing qualified replacement property.  The operating results of Dorsey’s for the years ended December 31, 2007, 2006 and 2005 have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

The operating results of discontinued operations for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
Revenue:
Rental	$1,900,121	$4,171,722	$5,424,803
Interest	2,323	4,390	3,764
Utility reimbursement	30,076	77,826	114,559
Other	74,832	194,169	304,044
Total revenue	2,007,352	4,448,107	5,847,170

Expenses:
Operating	509,388	1,152,882	1,340,641
Maintenance	286,600	465,162	548,528
Real estate taxes	163,285	337,192	532,363
General and administrative	49,314	83,009	152,379
Management fees	78,934	193,464	255,516
Depreciation	528,908	1,097,419	1,507,481
Interest	624,413	1,344,810	1,537,240
Loss on extinguishment of debt	566,290	-	1,132,275
Amortization of acquired in-place leases and tenant relationships	-	25,596	156,856
Total expenses	2,807,132	4,699,534	7,163,279

Loss from discontinued operations	$(799,779)	$(251,427)	$(1,316,109)

4.	INVESTMENT IN MORTGAGE FUNDS

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

The summarized balance sheets of the Company’s investment in GIT II as of December 31, 2007 and December 31, 2006 have not been presented because the Mortgage Funds were liquidated.

The summarized statements of operations of each individually significant investment in the Mortgage Funds for the years ended December 31, 2007, 2006 and 2005 are presented in the following table.  The balances for the year ended December 31, 2007 and 2006 are zero as the final Mortgage Fund was liquidated on November 14, 2005.

The summarized statements of operations of each individually significant investment in the Mortgage Funds and the combined investment in the Mortgage Funds are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
	GIT II	GIT II	GIT II

Revenue	$-	-	$7,491,285

Expenses	-	-	1,502,813

Net income	$-	-	$5,988,472

Company’s share of net income	$-	-	$1,725,279

Amortization of basis deferential	-	-	$1,315,453

Equity in income of Mortgage Funds	$-	-	$3,040,732

5.	INVESTMENT IN MULTIFAMILY VENTURE

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

Pursuant to the Operating Partnership’s completion of the sale of 100% of the interest in the Marina Mile property, the net proceeds from the sale in the amount of $11,073,818 were held in an escrow account at a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Code, as amended.  As of December 31, 2006, the Company had reinvested the total proceeds from the sale of interests in Marina Mile in the acquisition of Chisholm Place Apartments and Briarwood Village Apartments, which were completed on June 28, 2006 and August 30, 2006, respectively.  The Company believes the acquisitions of Chisholm Place and Briarwood Village fulfill the purchase requirement under the 1031 Exchange.  The Company received the final distribution of $141,802 from the Multifamily Venture on September 7, 2007 at which time the Multifamily Venture was liquidated.

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

(1)
As of December 31, 2007, the Multifamily Venture has made final distributions of cash, and as a result, there are no assets remaining at December 31, 2007.  At December 31, 2006 the Company’s carrying value of its share of equity in the Multifamily Venture was equal to its ownership interest if computed using the Company’s 45.52% ownership percentage applied to the Multifamily Venture owner’s equity as presented in the table above.

The summarized statement of operations of the Multifamily Venture for the years ended December 31, 2007, 2006 and 2005 are presented in the following table.

	Year Ended December 31,
	2007	2006	2005
Revenue	$-	$1,143,145	$3,824,794

Expenses	13,256	1,527,488	4,061,554

Net loss	(13,256)	(384,343)	(236,760)

Gain on sale of real estate assets	-	19,788,884	-
Net income (loss) attributable to investment	$(13,256)	$19,404,541	$(236,760)

Equity in income (loss) of Multifamily Venture	$(6,034)	$8,832,947	$(82,866)

Adjustment of carrying value	1,313	1,088,210	-
Equity in income (loss) of Multifamily Venture (1)	$(4,721)	$9,921,157	$(82,866)

(1)
As of December 31, 2007 and 2006, this amount represented the Company’s share of the net income of the Multifamily Venture if computed using the Company’s 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property.  As of December 31, 2005, this amount represents the Company’s share of the net loss of the Multifamily Venture if computed using the Company’s 35.00% ownership percentage for the month of January 2006 and the 45.52% ownership percentage, pursuant to the increase in ownership interest related to the sale of the property, for the months of February through December 2005 as presented in the table above.

6.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”). Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Company’s final commitment under the subscription agreement with BVF totals $23,400,000.  BVF’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months, at which time such restriction will lapse, and  (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with 1031 Exchanges under the Tax Code, without limit.

The managing partner of BVF is an affiliate of the Company.  The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of BVF as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines.  As of December 31, 2007 and 2006, the Company has accounted for its share of the equity in BVF operating activity through September 30, 2007 and 2006, respectively.

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

On September 10, 2007, the Company received notice of the eighth capital call by BVF, an affiliate of the Company.  The capital call represented 15.0%, or $3,500,374, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on September 24, 2007 and brought the total direct investment by the Company to $18,551,982, or 79.3% of the total committed capital amount of $23,400,000

On December 07, 2007, the Company received notice of the ninth capital call by BVF, an affiliate of the Company.  The capital call represented 10.8%, or $2,520,269 of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on December 21, 2007 and brought the total direct investment by the Company to $21,072,251, or 90.1% of the total committed capital amount of $23,400,000

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	September 30, 2007	September 30, 2006

Multifamily apartment communities, net	$997,654,798	$483,237,759
Cash and cash equivalents	6,649,923	4,307,036
Other assets	39,121,557	22,300,247
Total assets	$1,043,426,278	$509,845,042

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$736,027,766	$320,417,900
Revolving credit facility	69,000,000	62,400,000
Other liabilities	24,014,923	19,025,264
Minority interest	19,121,730	14,588,442
Partners’ capital	195,261,859	93,413,436
Total liabilities and partners’ capital	$1,043,426,278	$509,845,042

Company’s share of partners’ capital	$13,669,787	$6,539,638
Basis differential (1)	3,124,663	4,314,789
Carrying value of the Company’s investment in Multifamily Limited Partnership	$16,794,450	$10,854,427

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At December 31, 2007 and December 31, 2006, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $2,520,269 and $3,710,396, to BVF during the forth quarter of 2007 and 2006, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

(2)	The summarized statement of operations of the BVF Multifamily Venture for the years ended December 31, 2007, 2006 and 2005 is as follows:

	September 30, 2007	September 30, 2006	September 30, 2005
Revenue	$83,430,010	$31,230,693	$-
Expenses	(130,090,181)	(51,791,748)	(718,346)
Minority interest	4,508,590	2,024,840	-

Net loss attributable to investment	$(42,151,581)	$(18,536,215)	$(718,346)

Equity in loss of Multifamily Limited Partnership	$(2,950,926)	$(1,297,400)	$(50,284)

7.	MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2007 and 2006:

Collateralized Property	Original Principal Balance	Principal December 31, 2007	Annual Interest Rate at December 31, 2007 (2)	Final Maturity Date	Monthly Payment	Principal December 31, 2006

Century	$29,520,000	$29,021,950	4.87%	2013	$156,133	$29,483,669
Century (2nd note)	3,417,000	3,335,278	6.12%	2013	20,751	3,378,933
Berkshires of Columbia (formerly Hannibal Grove)	26,600,000	26,150,327	4.86%	2013	140,527	26,567,203
Berkshires of Columbia (2nd note) (formerly Hannibal Grove)	4,563,000	4,453,870	6.12%	2013	27,711	4,512,166
Seasons of Laurel	99,200,000	99,200,000	6.10%	2021	521,076	99,200,000
Laurel Woods	4,100,000	4,091,024	5.17%	2015	22,443	4,100,000
Bear Creek	3,825,000	3,825,000	5.83%	2016	19,203	3,825,000
Walden Pond	12,675,000	11,814,714	4.86%	2013	66,962	12,016,102
Gables of Texas	5,325,000	4,970,907	4.86%	2013	28,132	5,047,916
St. Marin/Karrington	32,500,000	31,544,748	4.90%	2012	172,486	32,034,212
Bridgewater	14,212,500	14,017,173	5.11%	2013	77,254	14,212,500
Silver Hill (1)	4,010,241	3,686,722	5.37%	2026	26,237	3,832,050
Arboretum (1)	6,894,193	6,326,653	5.37%	2026	45,388	6,580,996
Arrowhead	5,510,000	5,432,587	5.00%	2014	29,579	5,510,000
Arrowhead (2nd note)	3,107,305	3,074,101	6.45%	2014	19,618	3,107,305
Moorings	5,775,000	5,693,864	5.00%	2014	31,001	5,775,000
Moorings (2nd note)	3,266,654	3,231,747	6.45%	2014	20,624	3,266,654
Country Place I & II	15,520,000	15,319,621	5.01%	2015	83,410	15,520,000
Country Place (2nd note)	9,676,278	9,572,427	6.43%	2015	60,965	9,676,278
Yorktowne	16,125,000	15,939,050	5.13%	2015	87,848	16,125,000
Yorktowne (2nd note)	7,050,000	6,999,005	6.12%	2015	42,814	-
Westchester West	29,500,000	29,165,857	5.03%	2015	158,904	29,500,000
Westchester West (2nd note)	8,000,000	7,947,514	5.89%	2015	47,400	-
Brompton	18,600,000	18,600,000	5.71%	2014	91,455	6,400,000
Westchase	6,500,000	6,470,872	5.08%	2015	35,212	6,500,000
Riverbirch	5,750,000	5,750,000	5.57%	2015	27,579	5,750,000
Lakeridge	13,130,000	13,071,037	5.07%	2014	71,047	13,130,000
Lakeridge (2nd note)	12,520,000	12,463,893	5.08%	2014	67,824	12,520,000
Savannah at Citrus Park	15,720,000	15,720,000	5.21%	2009	70,526	15,720,000
Briarwood (1)	8,958,818	8,620,941	5.87%	2008	64,805	8,906,390
Chisholm	6,953,000	6,953,000	6.25%	2016	37,421	6,953,000
Standard at Lenox	35,000,000	35,000,000	5.80%	2016	174,806	35,000,000
Hampton House	20,000,000	20,000,000	5.77%	2017	99,372	-
Sunfield Lakes	19,440,000	19,440,000	6.29%	2017	105,295	-
Dorsey’s Forge	16,200,000	16,180,026	4.86%	2013	65,610	16,180,026
Dorsey’s Forge (2nd note)	2,324,000	-	6.12%	2013	12,247	2,298,110
Trellis	6,750,000	-	5.07%	2013	28,519	6,750,000

Total	$512,943,989	$506,903,882				$469,378,510

(1) – Represents assumed balance of the mortgage note payable as adjusted to its fair value as required by FAS 141 “Business Combinations.”  Annual interest rate at December 31, 2007 reflects interest rate used to calculate fair value of the debt when assumed.

(2)  – All interest rates are fixed as of December 31, 2007.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities.  All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2007 and 2006.  Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2007.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2007 are as follows:

2008	$12,691,809
2009	20,257,150
2010	4,779,543
2011	5,088,624
2012	34,317,623
Thereafter	429,769,133
$506,903,882

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $500,472,100 and $458,255,200 at December 31, 2007 and 2006, respectively

8.	REVOLVING CREDIT FACILITY - AFFILIATE

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

On May 31, 2007, the Company executed an amendment to the Agreement.  The amendment provides for an extension of the maturity date by replacing the current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the Agreement and render all outstanding amounts due and payable.  The amendment also adds a clean-up requirement to the Agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.  The clean-up requirement has been satisfied for the initial 365-day period starting on June 1, 2007.

During the twelve months ended December 31, 2007 and 2006, the Company borrowed a total of $37,500,000 pursuant to three separate advances during 2007 and $7,000,000, respectively, related to the acquisition activities of the Company and repaid total advances of $37,500,000 and $7,000,000, respectively, during the same periods.  There were no borrowings outstanding as of December 31, 2007 and December 31, 2006, respectively.  The Company incurred interest and fees of $676,400 and $3,860 related to the facility during the twelve months ended December 31, 2007 and 2006, respectively.

9.           DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.  For the years ended December 31, 2007 and 2006, the Company’s aggregate dividends totaled $6,700,792 and $6,700,793, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2007 and 2006, respectively.

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

Also on November 15, 2007, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 from its operating cash flows to common general and common limited partners, payable on February 15, 2008 and May 15, 2008. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the year ended December 31, 2007 and 2006, the Company declared a total of $4,000,000 and $12,000,000 respectively, of distributions to common shareholders, of which $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2007 and 2006, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Holders of the Company’s stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital.  The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and approximately $0.20 per Class B common share, which is not publicly traded, during the year ended December 31, 2007.  Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2007 and 2006, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2007	2007	2006	2006	2005	2005
Preferred Stock:
Taxable ordinary dividend paid per share	$2.18	96.8%	$2.19	97.3%	$2.095	93.1%
Taxable capital gain dividend paid per share	-	0.0%	-	0.0%	0.155	6.9%
Non-taxable distributions paid per share	0.07	3.2%	0.06	2.7%	-	0.0%
Total	$2.25	100.0%	$2.25	100.0%	$2.250	100.0%

Common Stock:
Taxable ordinary dividend paid per share	$-	0.0%	$-	0.0%	$-	0.0%
Taxable capital gain dividend paid per share	-	0.0%	-	0.0%	-	0.0%
Non-taxable dividend paid per share	0.067985	100.0%	0.203955	100.0%	0.127472	100.0%
Total	$0.067985	100.0%	$0.203955	100.0%	$0.203955	100.0%

Refer to note 2 for additional information regarding the tax status of the Company

10.	COMMITMENTS AND CONTINGENCIES

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

On August 1, 2006, the Company, through its wholly owned subsidiary, BIR Chisholm Limited Partnership, executed a non-recourse mortgage note payable on the Chisholm Place Apartments for $6,953,000, which is collateralized by the related property. As a condition of obtaining the mortgage, the lender required a guarantee of $1,342,000 from the Company to ensure the completion of specific repairs and capital improvements to the property.  As of December 31, 2007 the repair and capital improvement project is moving forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On August 30, 2006, the Company, through its wholly owned subsidiary, BIR Briarwood Limited Partnership, in connection with the acquisition of Briarwood Village Apartments, assumed a non-recourse mortgage note payable with a then outstanding balance of $8,811,733, which is collateralized by the related property. As a condition of obtaining permission to assume the mortgage, the lender required a guarantee of $1,900,000 from the Company to ensure the completion of specific capital improvements to the property.  As of December 31, 2007 the capital improvement project is moving forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On December 6, 2006, the Company, through its wholly owned subsidiary, BIR Lenox L.L.C., executed a non-recourse mortgage note payable on The Standard at Lenox Park for $35,000,000, which is collateralized by the related property.  As a condition of obtaining the mortgage, the lender required an income guarantee.  Also, a guarantee of $5,000,000 from the Company to ensure the completion of the rehabilitation project currently under way at the property and required that the $5,000,000 be placed in escrow to be released when the specified rehabilitation activities have been completed.  As of December 31, 2007 the rehabilitation project was in the beginning phase and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On April 26, 2007, the Company, through its wholly owned subsidiary, BIR Hampton L.L.C., executed a non-recourse mortgage note payable on the Hampton House Apartments for $20,000,000, which is collateralized by the related property.  As a condition of obtaining the mortgage, the lender required a guarantee of $6,180,000 from the Company to ensure the completion of specific capital improvements to the property and required that a deposit of $1,550,000 be placed in escrow to be released when the specified rehabilitation activities have been completed.  .  As of December 31, 2007 the rehabilitation project was in the beginning phase and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On August 15, 2007, the Company, through its wholly owned subsidiary, BIR Sunfield L.L.C., executed a non-recourse mortgage note payable on the Sunfield Lakes Apartments for $19,440,000, which is collateralized by the related property.  As a condition of obtaining the mortgage, the lender required a guarantee of $1,326,000 from the Company to ensure the completion of specific capital improvements to the property.  As of December 31, 2007 the rehabilitation project is moving forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

11.	MINORITY INTERESTS

Minority Interest in Properties

Three of the Company’s properties, Dorsey’s, Hannibal Grove Apartments and Century II Apartments, are owned with a third party.  The Company’s interest in each of Dorsey’s and Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%.  The Dorsey’s property was sold on June 22, 2007 and the interests of the Company and the minority position of that property was reduced to $0.

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

During 2007 and 2006, normal operating distributions of $1,600,000 and $1,500,000, respectively, were made to the JV BIR/ERI partners based on their ownership interests in the venture.  The distributions represent funds accumulated from the normal operations of the properties owned by JV BIR/ERI.  Additionally, during 2006, as a result of the placement of supplemental mortgage debt financing acquired on the properties owned by JV BIR/ERI, distributions totaling $15,913,746 were made to the multifamily venture partners based on their ownership interests in the venture.  The distributions represented the proceeds of the supplemental debt less related closing costs.

During 2007 and 2006 the activity of JV BIR/ERI resulted in a net loss position and reduced the minority interest in the properties to zero as there was no positive basis in the properties at December 31, 2007 or December 31, 2006.  Minority interest in the properties is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

Minority Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net income (loss)	$2,928,632	$(19,996,781)	$6,388,747
Add:
Minority common interest in Operating Partnership	3,904,400	11,713,200	7,320,750
Income (loss) before minority interest in Operating Partnership	6,833,032	(8,283,581)	13,709,497
Preferred Dividend	(6,700,792)	(6,700,793)	(6,700,796)
Income (loss) available to common equity	132,240	(14,984,374)	7,008,701
Common Operating Partnership units of minority interest	97.61%	97.61%	97.61%
Minority common interest in Operating Partnership	$129,080	$(14,626,247)	$6,841,193

Although the 2007 and 2005 activities resulted in a net income position, due to the sale of Dorsey’s and Trellis in 2007 and Windward Lakes in 2005, there was no positive basis, and continues to be no positive basis, in the Operating Partnership at December 31, 2007. There was no allocation to the Minority common interest in Operating Partnership at December 31, 2007, 2006 and 2005, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the Minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2006	$(64,701,866)	$250,546	$(64,451,320)

Minority common interest in Operating Partnership	129,080	3,160	132,240

Distributions to common interest in Operating Partnership	(3,904,400)	(95,600)	(4,000,000)
Balance at December 31, 2007 (1)	$(68,477,186)	$158,106	$(68,319,080)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of December 31, 2007 and 2006, the Minority common interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

12.	RELATED PARTY TRANSACTIONS

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

The Company pays acquisition fees to an affiliate for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the year ended December 31, 2007, 2006 and 2005, the Company incurred fees on the following acquisitions:

Acquisition	Acquisition Fee 2007	Acquisition Fee 2006	Acquisition Fee 2005

Hampton House	$205,000	$-	$-
Sunfield Lakes	242,250	-	-
Briarwood Village	-	138,167	-
Chisholm Place	-	96,250	-
Standard at Lenox Park	-	471,000	-
Westchester West	-	-	392,500
Berkshires on Brompton	-	-	144,000
Berkshires at Westchase	-	-	99,000
Lakeridge	-	-	343,440
Riverbirch	-	-	82,000
Savannah	-	-	275,200
	$447,250	$705,417	$1,336,140

All acquisition fees have been capitalized and are included in the caption “Multifamily apartment communities” in the accompanying balance sheet.

As of January 1, 2005, the Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $808,024 and $849,490 in construction management fees for the year ended December 31, 2007 and 2006, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate for property development services.  As of December 31, 2007, the Company has one property under development and has incurred fees totaling $400,000. The fees, of which $270,750 is related to predevelopment activities and $129,250 is related to the development phase, are based on the project’s development/construction costs.  As of December 31, 2007, $360,000 has been paid to the affiliate and $40,000 remains payable.  As of December 31, 2007, construction on the project has begun.

Amounts accrued or paid to the Company’s affiliates for the year ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Property management fees	$3,374,992	$2,995,596	$2,731,080
Expense reimbursements	250,596	316,060	246,062
Salary reimbursements	9,380,153	7,963,168	6,928,648
Asset management fees	1,673,441	1,673,446	1,635,942
Acquisition fees	447,250	705,417	1,336,140
Construction management fees	808,024	849,490	1,096,538
Development fees	400,000	-	-
Interest on revolving credit facility	676,400	3,860	280,618

Total	$17,010,856	$14,507,037	$14,255,028

Expense reimbursements due to affiliates of $2,891,791 and $1,916,315 are included in due to affiliates at December 31, 2007 and 2006, respectively.

Expense reimbursements due from affiliates of $939,244 and $535,843 are included in due to affiliates at December 31, 2007 and 2006, respectively.

Amounts due to affiliates of $1,952,547 and $1,380,472 at December 31, 2007 and 2006, respectively, represent intercompany development fees, expense reimbursements and shared services.

During the year ended December 31, 2007 and 2006, the Company borrowed a total of $37,500,000 pursuant to three separate advances during 2007 and $7,000,000, respectively, related to the acquisition activities of the Company and repaid total advances of $37,500,000 and $7,000,000, respectively, during the same periods.  There were no borrowings outstanding as of December 31, 2007 and December 31, 2006, respectively.  The Company incurred interest and fees of $676,400 and $3,860 related to the facility during the twelve months ended December 31, 2007 and 2006, respectively.

In addition to the fees listed above, the Multifamily Venture paid the Advisor a property management fee of $42,864 and $136,895 for the year ended December 31, 2006 and 2005, respectively, relating to its management of the Berkshires at Marina Mile property. The Multifamily Venture also paid the Advisor a construction management fee of $0 and $2,329 for the year ended December 31, 2006 and 2005, respectively, relating to the management of a rehabilitation project at the Berkshires at Marina Mile property prior to the sale of the property on April 18, 2006.

The Company had an investment in the Mortgage Fund, GIT II, which was an affiliate of the Company, which it did not control. The investment was liquidated as of November 14, 2005.  The investment, which was recorded using the equity method of accounting during the holding period, was included in the Consolidated Balance Sheet as of December 31, 2005, and the related equity in income of the GIT II was included as a component of net income in the Consolidated Statements of Operations for the year ended December 31, 2005.

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

On September 10, 2007, the Company received notice of the eighth capital call by BVF, an affiliate of the Company.  The capital call represented 15.0%, or $3,500,374, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on September 24, 2007 and brought the total direct investment by the Company to $18,551,982, or 79.3% of the total committed capital amount of $23,400,000

On December 07, 2007, the Company received notice of the ninth capital call by BVF, an affiliate of the Company.  The capital call represented 10.8%, or $2,520,269 of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on December 21, 2007 and brought the total direct investment by the Company to $21,072,251, or 90.1% of the total committed capital amount of $23,400,000

13.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results of Dorsey’s and Trellis for the quarter ended March 31, 2007 have been reclassed to discontinued operations to provide comparable information to the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$20,037,018	21,188,095	21,881,562	22,196,733

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(5,029,174)	(5,140,664)	(5,213,320)	(4,575,573)

Income (loss) from continuing operations	(6,837,117)	(8,277,881)	(7,096,817)	(6,171,013)

Discontinued operations
Net income (loss) from operations	(71,079)	(724,895)	669	(4,474)
Gain on disposition of real estate assets	-	31,122,606	(11,367)	-
Income (loss) from discontinued operations	(71,079)	31,397,711	(10,698)	(4,474)

Net income (loss)	(6,908,196)	23,119,830	(7,107,515)	(6,175,487)

Preferred dividend	(1,675,199)	(1,675,198)	(1,675,197)	(1,675,198)

Income (loss) available to common shareholders	$(8,583,395)	21,444,632	(8,782,712)	(7,850,685)

Basic and diluted earnings per share:
Loss from continuing operations	$(6.05)	(7.08)	(6.24)	(5.58)
Income (loss) from discontinued operations	(0.05)	22.33	(0.01)	0.00
Income (loss) available to common shareholders	$(6.10)	15.25	(6.25)	(5.58)

Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$17,323,322	$17,314,489	$18,401,277	$19,322,728

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership and income from discontinued operations	(3,198,462)	(3,480,660)	(5,295,458)	(3,125,737)

Income (loss) from continuing operations	(5,347,614)	5,963,360	(15,382,506)	(4,978,594)

Discontinued operations
Net income (loss) from operations	40,269	(1,240,895)	(93,381)	(64,828)
Gain on disposition of real estate assets	-	25,257,837	-	-
Income (loss) from discontinued operations	44,269	24,016,936	(93,381)	(64,828)

Net income (loss)	(5,599,041)	5,963,360	(15,382,506)	(4,978,594)

Preferred dividend	(1,675,200)	(1,675,199)	(1,675,199)	(1,675,198)

Income (loss) available to common shareholders	$(7,274241)	$4,288,161	$(17,057,705)	$(6,653,792)

Basic and diluted earnings per share:
Loss from continuing operations	$4.99)	$3.05	$(12.13)	$(4.73)
Income (loss) from discontinued operations	(0.18)	-	-	-
Income (loss) available to common shareholders	$(5.17)	$3.05	$(12.13)	$(4.73)

Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$12,648,206	$14,573,407	$15,782,394	$16,730,306

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(3,073,456)	17,357,276	(4,803,423)	(22,660,543)

Loss from continuing operations	(1,828,677)	17,042,193	(3,083,236)	(29,640,530)

Discontinued operations
Net income (loss) from operations	40,269	(1,240,895)	(93,381)	(64,828)
Gain on disposition of real estate assets	-	25,257,837	-	-
Income (loss) from discontinued operations	44,269	24,016,936	(93,381)	(64,828)

Net income (loss)	(1,788,408)	41,059,129	(3,176,617)	(29,705,358)

Preferred dividend	(1,675,200)	(1,675,199)	(1,675,199)	(1,675,198)

Income (loss) available to common shareholders	$(3,463,608)	$39,383,930	$(4,851,816)	$(31,380,556)

Basic and diluted earnings per share:
Loss from continuing operations	$(2.49)	$10.93	$(3.38)	$(22.27)
Net income (loss) from discontinued operations	$0.03	$17.08	$(0.07)	$(0.05)
Income (loss) available to common shareholders	$(2.46)	$28.01	$(3.45)	$(22.32)

Weighted average number of common shares outstanding	1,283,313	1,298,167	1,406,196	1,406,196

14.	PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2007, the Company did not acquire any properties deemed to the individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.  As there were no individually significant acquisitions during 2007, no proforma condensed financial information is presented.

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

	2006	2005

Revenue	$80,180,563	$67,699,119

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(18,046,376)	(16,363,629)

Loss from continuing operations	(22,691,414)	(20,693,734)

Discontinued operations
Net loss from operations	-	(1,104,275)
Gain on disposition of real estate assets	-	25,215,105
Income from discontinued operations	-	24,110,830

Net loss	(22,691,414)	3,417,096

Preferred dividend	(6,700,793)	(6,700,796)

Loss available to common Shareholders	$(29,392,207)	$(3,283,700)

Basic and diluted earnings per share:
Loss from continuing operations	$(20.90)	$(20.31)
Net income from discontinued operations	$-	$17.87
Loss available to common Shareholders	$(20.90)	$(2.43)

Weighted average number of common shares outstanding	1,406,196	1,348,963

15.           DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assumed fixed rate mortgage notes payable – For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company.  At December 31, 2007and 2006 the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization since assumption.

16.	LEGAL PROCEEDINGS

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

In 2006, the Company accrued $190,000 with respect to this matter based on a settlement offer extended to the plaintiff.  On November 9, 2007, the judge issued a summary judgment with respect to the construction of the New Units.  The judgment was against the Company, but did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment on the seller/developer’s behalf awarding them a judgment in the amount of $774,292 for costs and damages.  The Company believes that there are reasonable grounds for appeal of this ruling and intends to pursue an appeal of the Judgment awarded by the court.

As of December 31, 2007, the Company did not increase its accrual of $190,000 related to this matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292, the amount in excess of the $190,000 accrued as of December 31, 2007.

The Company settled the matter related to the construction of the garages and has executed a contract with the seller/developer which is contingent on the Company obtaining lender approval.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

17.	SUBSEQUENT EVENTS

On January 25, 2008, the Company rate locked $13,650,000 of fixed rate mortgage debt on the development project of Arboretum Land.  The proceeds of the borrowing will be used to build multifamily buildings on a parcel of pre-purchased land adjacent to the Arboretum Place Apartments.  The loan will be a non-drawn mortgage note with a fixed interest rate of 6.20% and a term of 7 years.  This loan was granted with equity requirements that the Company would provide an equity investment for the project in the amount of $5,458,671.  The amount of $5,458,671 represented by the Land and improvements are $2,100,000 and $3,358,671 respectively.

On February 13, 2008, the Company had a Judgment ordered against it in a legal proceeding initiated by a sell/developer from whom the Company acquired a property in 2005.  The Judgment was for $774,292 and represented costs and damages in the case.  The Company intends to appeal the Judgment.

On February 15, 2008, the Company paid a quarterly distribution of $1,000,000 from its operating cash flows to common general and common limited partners.  On the same day, concurrent with the payment of the Operating Partnership distribution, the Company Board also paid a common dividend of $0.016996 per share on the Company’s Class B common stock.  The distributions were approved by the Board on November 8, 2007 and were accrued as of December 31, 2007.

BERKSHIRE INCOME REALTY, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2007

Description	Encumbrances	Initial Costs Buildings and Land	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2007	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired	Depreciable Lives

Century	$ 32,357,228	$ 27,212,567	$3,083,101	$30,295,668	$16,563,932	$13,731,736	1984	(1)
Berkshires of Columbia (formerly Hannibal Grove)	30,604,197	13,320,965	8,900,121	22,221,086	10,647,581	11,573,505	1983	(1)
Seasons of Laurel	99,200,000	63,083,489	23,233,445	86,316,934	46,151,662	40,165,272	1985	(1)
Walden Pond / Gables	16,785,621	28,357,253	1,237,857	29,595,110	15,137,001	14,458,109	1983/2003	(1)
St. Marin/Karrington	31,544,748	45,333,549	1,788,073	47,121,622	9,418,358	37,703,264	2003	(1)
Laurel Woods	4,091,024	5,216,275	640,553	5,856,828	1,183,184	4,673,644	2004	(1)
Bear Creek	3,825,000	4,845,550	658,017	5,503,567	1,108,051	4,395,516	2004	(1)
Bridgewater	14,017,173	18,922,831	328,531	19,251,362	2,912,831	16,338,531	2004	(1)
Silver Hill	3,686,722	4,885,312	295,080	5,180,393	806,507	4,373,886	2004	(1)
Arboretum	6,326,653	11,460,551	553,828	12,014,379	1,850,659	10,163,720	2004	(1)
Arboretum Land	-	1,529,123	948,264	2,477,387	-	2,477,387	2004	(1)
Arrowhead	8,506,688	8,655,532	924,368	9,579,900	1,463,353	8,116,547	2004	(1)
Moorings	8,925,611	9,147,765	757,577	9,905,342	1,525,613	8,379,729	2004	(1)
Country Place I	14,935,229	13,844,787	1,113,094	14,957,881	2,179,336	12,778,545	2004	(1)
Country Place II	9,956,819	8,657,461	473,417	9,130,878	1,323,326	7,807,552	2004	(1)
Yorktowne	22,938,055	21,616,443	6,394,574	28,011,017	5,123,255	22,887,762	2004	(1)
Westchester West	37,113,371	38,954,802	2,337,168	41,291,970	5,939,104	35,352,866	2005	(1)
Berkshires on Brompton	18,600,000	14,500,528	7,588,550	22,089,078	4,178,080	17,910,998	2005	(1)
Berkshires at Westchase	6,470,872	9,859,553	911,995	10,771,548	1,630,375	9,141,173	2005	(1)
Riverbirch	5,750,000	8,198,193	2,029,933	10,228,126	1,475,475	8,752,651	2005	(1)
Lakeridge	25,534,930	34,411,075	297,459	34,708,534	4,128,046	30,580,488	2005	(1)
Savannah at Citrus Park	15,720,000	27,601,083	929,966	28,531,049	3,038,342	25,492,707	2005	(1)
Briarwood Village	8,620,941	13,929,396	1,719,792	15,649,188	1,215,336	14,433,852	2006	(1)
Chisholm Place	6,953,000	9,600,527	1,828,586	11,429,113	984,650	10,444,463	2006	(1)
Standard at Lenox	35,000,000	47,040,404	3,665,343	50,705,746	2,764,834	47,940,912	2006	(1)
Hampton House	20,000,000	20,254,316	761,032	21,015,348	804,455	20,210,893	2007	(1)
Sunfield Lakes	19,440,000	23,870,677	795,391	24,666,068	686,715	23,979,353	2007	(1)
Total	$506,903,882	$534,310,007	$74,195,115	$608,505,122	$144,240,061	$464,265,061

(1) Depreciation of the buildings and improvements are calculated over the lives ranging from 3 – 27.5 years.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2007	2006	2005

Balance at beginning of year	$594,268,122	$510,957,049	$374,508,276
Acquisitions and improvements	64,346,332	88,778,106	154,361,264
Write-off of fully depreciated assets	(26,300,331)	-	-
Dispositions	(23,809,001)	(5,467,033)	(17,912,491)

Balance at end of year	$608,505,122	$594,268,122	$510,957,049

Accumulated Depreciation	2007	2006	2005

Balance at beginning of year	$148,670,523	$126,910,939	$113,953,842
Depreciation expense	32,709,886	27,229,069	21,568,346
Write-off of fully depreciated assets	(26,300,331)	-	-
Dispositions	(10,840,017)	(5,469,485)	(8,611,249)

Balance at end of year	$144,240,061	$148,670,523	$126,910,939

The aggregate cost of the Company’s multifamily apartment communities for federal income tax purposes was approximately $511,394,602, $490,976,787 and $416,241,726 as of December 31, 2007, 2006 and 2005, respectively and the aggregate accumulated depreciation for federal income tax purposes was approximately, $98,195,945, $72,895,489 and $53,669,704 as of December 31, 2007, 2006 and 2005, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.

March 31, 2008                                                                                          BY:   /s/ David C. Quade

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

Signature	Title	Date

/s/ Douglas Krupp
Douglas Krupp	Chairman of the Board of Directors	March 31, 2008

/s/ David C. Quade
David C. Quade	President, Chief Financial Officer and	March 31, 2008
Director (Principal Executive Officer)

/s/ Robert M. Kaufman
Robert M. Kaufman	Director	March 31, 2008

/s/ Robert G. Hawthorne
Robert G. Hawthorne	Director	March 31, 2008

/s/ Richard B. Peiser
Richard B. Peiser	Director	March 31, 2008

/s/ Christopher M. Nichols
Christopher M. Nichols	Vice President and Controller	March 31, 2008
(Principal Accounting Officer)