Form 10-Q
period 2008-03-31
BERKSHIRE INCOME REALTY INC
filed 2008-05-15
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large Accelerated Filer                                                                                                        Accelerated Filer
Non-accelerated Filer   (Do not check if a smaller reporting company)  ☒                  Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒  No

There were 1,406,196 shares of Class B common stock outstanding as of May 14, 2008.

             Part I                                                FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $152,697,261 and $144,240,061, respectively	$459,657,082	$464,265,061
Cash and cash equivalents	11,465,069	22,479,937
Cash restricted for tenant security deposits	1,966,687	1,953,503
Replacement reserve escrow	8,338,711	7,760,738
Prepaid expenses and other assets	10,094,303	11,026,329
Investment in Multifamily Venture and Limited Partnership Venture	16,264,888	16,794,450
Acquired in place leases and tenant relationships, net of accumulated amortization of $7,202,539 and $7,136,556, respectively	135,019	201,002
Deferred expenses, net of accumulated amortization of $1,168,389 and $1,045,194, respectively	3,755,639	3,581,610
Total assets	$511,677,398	$528,062,630

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Liabilities:
Mortgage notes payable	$505,637,410	$506,903,882
Due to affiliates	2,187,214	1,952,547
Dividend and distributions payable	1,837,607	1,837,607
Accrued expenses and other liabilities	7,174,386	13,351,402
Tenant security deposits	1,920,065	1,955,389
Total liabilities	518,756,682	526,000,827

Commitments and contingencies	-	-

Minority interest in properties	-	-

Minority common interest in Operating Partnership	-	-

Stockholders’ equity / (deficit):
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	-	-
Accumulated deficit	(77,304,176)	(68,163,089)

Total stockholders’ equity / (deficit)	(7,079,284)	2,061,803

Total liabilities and stockholders’ equity / (deficit)	$511,677,398	$528,062,630

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2008	2007
Revenue:
Rental	$20,242,810	$18,889,523
Interest	189,074	196,392
Utility reimbursement	434,573	221,383
Other	825,021	729,720
Total revenue	21,691,478	20,037,018

Expenses:
Operating	5,829,250	5,748,649
Maintenance	1,306,787	1,137,040
Real estate taxes	2,528,318	2,079,242
General and administrative	847,567	803,320
Management fees	1,255,919	1,199,372
Depreciation	8,457,200	7,495,802
Interest	7,146,072	6,230,864
Amortization of acquired in-place leases and tenant relationships	65,983	371,238
Total expenses	27,437,096	25,065,527

Loss before minority interest in properties, equity in loss of Multifamily Limited Partnership, minority common interest in Operating Partnership and loss from discontinued operations	(5,745,618)	(5,028,509)

Minority interest in properties	(187,344)	(223,614)

Equity in loss of Multifamily Limited Partnership	(529,563)	(608,230)

Minority common interest in Operating Partnership	(976,100)	(976,100)

Net loss from continuing operations	(7,438,625)	(6,836,453)

Discontinued operations:
Loss from discontinued operations	(3,366)	(71,079)
Loss from discontinued operations	(3,366)	(71,079)

Net income (loss)	$(7,441,991)	$(6,907,532)

Preferred dividend	(1,675,196)	(1,675,198)

Net loss available to common shareholders	$(9,117,187)	$(8,582,730)

Net loss from continuing operations per common share, basic and diluted	$(6.48)	$(6.05)

Net loss from discontinued operations per common share, basic and diluted	$0.00	$(0.05)

Net loss per common share, basic and diluted	$(6.48)	$(6.10)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

Dividend declared per common share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(unaudited)

						Total
					Accumulated	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	2,978,110	$70,210,830	1,406,196	$14,062	$(68,163,089)	$2,061,803

Net loss	-	-	-	-	(7,441,991)	(7,441,991)

Distributions to common shareholders	-	-	-	-	(23,900)	(23,900)

Distributions to preferred shareholders	-	-	-	-	(1,675,196)	(1,675,196)

Balance at March 31, 2008	2,978,110	$70,210,830	1,406,196	$14,062	$(77,304,176)	$(7,079,284)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,441,991)	$(6,907,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	123,197	118,290
Amortization of acquired in-place leases and tenant relationships	65,983	371,239
Depreciation	8,457,200	7,778,788
Minority interest in properties	187,344	223,614
Equity in loss of Multifamily Venture and Limited Partnership Venture	529,563	608,230
Minority common interest in Operating Partnership	976,100	976,100
Changes in assets and liabilities:
Tenant security deposits, net	(48,508)	(54,883)
Prepaid expenses and other assets	590,776	236,324
Due to/from affiliates	234,667	132,809
Accrued expenses and other liabilities	(5,793,145)	(2,046,254)
Net cash provided by (used in) operating activities	(2,118,814)	1,436,725

Cash flows from investing activities:
Capital improvements	(4,233,092)	(2,440,787)
Acquisition of multifamily apartment communities	-	(20,674,645)
Earnest money deposits on future acquisitions	-	750,000
Deposits to replacement reserve	(558,316)	(52,253)
Interest earned on replacement reserve deposits	(19,657)	-
Investment in Multifamily Venture and Limited Partnership Venture	-	(1,750,187)
Net cash used in investing activities	(4,811,065)	(24,167,872)

Cash flows from financing activities:
Borrowings from mortgage notes payable	-	7,050,000
Principal payments on mortgage notes payable	(1,266,472)	(847,917)
Borrowings from revolving credit facility – affiliate	-	20,000,000
Good faith deposits on mortgage notes payable	341,250	564,500
Deferred financing costs	(297,227)	(117,260)
Distributions to minority interest in properties	(187,344)	(223,614)
Distributions on common operating partnership units	(1,000,000)	(1,000,000)
Distributions to preferred shareholders	(1,675,196)	(1,675,198)
Net cash provided by (used in) financing activities	(4,084,989)	23,750,511

Net increase (decrease) in cash and cash equivalents	(11,014,868)	1,019,364
Cash and cash equivalents at beginning of period	22,479,937	15,393,249
Cash and cash equivalents at end of period	$11,465,069	$16,412,613

Supplemental disclosure:
Cash paid for interest	$8,421,476	$6,506,940

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$81,622	$86,276
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units and shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the three months ended March 31,
	2008	2007

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$-	$(20,779,690)
Prepaid expenses and other assets	-	(54,084)
Acquired in place leases and tenant relationships	-	(318,093)
Liabilities assumed:
Accounts payable and accrued expenses	-	318,830
Tenant security deposits	-	158,392
Net cash used for acquisition of multifamily apartment communities	$-	$(20,674,645)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of March 31, 2008, the Company owned, or had an interest in, 27 multifamily apartment communities consisting of a total 7,869 apartment units.

Discussion of acquisitions for the three months ended March 31, 2008

The Company did not acquire any properties during the three months period ended March 31, 2008

Discussion of dispositions for the three months ended March 31, 2008

The Company did not dispose of any properties during the three month period ended March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 as of January 1, 2008.  The Company has assessed the impact of SFAS No. 157 and has determined that the adoption of SFAS No. 157 did not have a material impact on the financial position or operating results of the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has not opted to fair value any assets or liabilities as of March 31, 2008.  The Company has assessed the impact of SFAS No. 159 and, based on not fair valuing any assets or liabilities as of March 31, 2008, has determined that the adoption of SFAS No. 159 did not have a material impact on the financial position or operating results of the Company.

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

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Consolidated statements of Comprehensive Income (Loss)

For the three months ended March 31, 2008 and 2007, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31,	December 31,
	2008	2007

Land	$63,650,983	$63,636,289
Buildings, improvements and personal property	548,703,360	544,868,833

Multifamily apartment communities	612,354,343	608,505,122
Accumulated depreciation	(152,697,261)	(144,240,061)

Multifamily apartment communities, net	$459,657,082	$464,265,061

The Company accounts for its acquisitions of investments in real estate in accordance with SFAS No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values.  The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

Discontinued Operations

On May 30, 2007 and June 22, 2007, the Company’s operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), completed the sale of 100% of the fee simple interest of the Trellis at Lee’s Mill (“Trellis”) and the Dorsey’s Forge  (“Dorsey’s) properties, respectively.  The assets and liabilities related to the sale of the properties were removed from the accounts of the Company pursuant to the recording of the sale of the property.

The results of operations for Trellis and Dorsey’s Forge properties have been restated and are presented as results from discontinued operations in the statement of operations for the three months ended March 31, 2008 and 2007, respectively, pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three-months ended March 31, 2008 and 2007 are summarized as follow:

	2008	2007
Revenue:
Rental	$-	$1,032,045
Interest	-	996
Utility reimbursement	-	3,846
Other	2,196	37,731
Total revenue	2,196	1,074,618

Expenses:
Operating	-	272,459
Maintenance	-	128,210
Real estate taxes	-	85,068
General and administrative	5,562	18,824
Management fees	-	42,768
Depreciation	-	282,987
Interest	-	315,381
Total expenses	5,562	1,145,697

Loss from discontinued operations	$(3,366)	$(71,079)

3.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”). Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Company’s final commitment under the subscription agreement with BVF totals $23,400,000.  BVF’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. Under the terms of the BVF partnership agreement, the Company’s ability to acquire additional properties is restricted to the two following conditions: (1) the Company can invest up to $8,000,000 per year in new properties from available cash or cash generated from the refinancing of existing properties, for a period of up to thirty-nine months, at which time such restriction will lapse, and (2) the Company is authorized to sell existing properties and reinvest those proceeds through transactions structured to comply with 1031 Exchanges under the Internal Revenue Code of 1986, as amended,  (the “Tax Code”), without limit.

The managing partner of BVF is an affiliate of the Company.  The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of BVF as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (as Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines.  As of March 31, 2008 and December 31, 2007, the Company has accounted for its share of the equity in BVF operating activity through December 31, 2007 and September 30, 2007, respectively.  There were no capital calls during the three months ended March 31, 2008. The total direct investment by the Company in BVF as of March 31, 2008 was $21,072,251, or 90.1% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	December 31, 2007	September 30, 2007

Multifamily apartment communities, net	$1,134,121,122	$997,654,798
Cash and cash equivalents	6,881,082	6,649,923
Other assets	37,789,832	39,121,557
Total assets	$1,178,792,036	$1,043,426,278

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$876,035,465	$736,027,766
Revolving credit facility	15,900,000	69,000,000
Other liabilities	25,604,024	24,014,923
Minority interest	37,555,064	19,121,730
Partners’ capital	223,697,483	195,261,859
Total liabilities and partners’ capital	$1,178,792,036	$1,043,426,278

Company’s share of partners’ capital	$15,660,493	$13,669,787
Basis differential (1)	604,395	3,124,663
Carrying value of the Company’s investment in Multifamily Limited Partnership	$16,264,888	$16,794,450

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At March 31, 2008 and December 31, 2007, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $0 and $2,520,269, to BVF during the first quarter of 2008 and the fourth quarter of 2007, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

The summarized statement of operations of BVF for the three months ended December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006
Revenue	$28,659,446	$17,402,273

Expenses	(42,876,855)	(27,196,022)

Minority interest	1,079,500	1,105,679

Gain on sale of properties	5,573,536	-

Net loss attributable to investment	$(7,564,373)	$(8,688,070)

Equity in loss of Multifamily Limited Partnership	$(529,563)	$(608,230)

4.           MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan will be used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments. The interest rate on the note is fixed at 6.20% and has a term of 7 years, including a 2 year construction period and 5 years of permanent financing.  The loan is a non-drawn mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.

5.           REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement had a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through negotiations and were approved by the Audit Committee of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange.

On October 30, 2006, the Company exercised its contractual option to extend the maturity date on the revolving credit facility available from the affiliate.  The Company sent notice to the affiliate of its intent, pursuant to the credit agreement, to extend the maturity date of the revolving credit facility by six months, until June 30, 2007.

On May 31, 2007, the Company executed an amendment to the agreement.  The amendment provides for an extension of the maturity date by replacing the maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the Agreement and render all outstanding amounts due and payable.  The amendment also adds a clean-up requirement to the Agreement, which requires the Company to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.  This requirement has been satisfied for the initial 365-day period starting on June 1, 2007.

During the three months ended March 31, 2008 and 2007, the Company borrowed $0 and $20,000,000, respectively, under the facility related to the acquisition activities of the Company and repaid advances of $0 during the same periods.   There was $0 of borrowings outstanding as of March 31, 2008 and December 31, 2007, respectively under the facility.  The Company incurred interest and fees of $0 and $229,200 related to the facility during the three months ended March 31, 2008 and 2007, respectively.

6.           STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the three months ended March 31, 2008 and 2007, the Company’s aggregate dividends totaled $1,675,196 and $1,675,198, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2008 and March 31, 2007.

On November 11, 2007, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on February 15, 2008 and May 15, 2008. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

During the three months ended March 31, 2008 and 2007, the Board did not authorize the general partner of the Operating Partnership to distribute any additional quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B common stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

7.           EARNINGS PER SHARE

Net loss per common share, basic and diluted, is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007 follows:

	March 31,	March 31,
	2008	2007

Net loss	$(7,441,991)	$(6,907,532)
Less: Preferred dividends	(1,675,196)	(1,675,198)
Net loss available to common shareholders	$(9,117,187)	$(8,582,730)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

Net loss per common share available to common shareholders, basic and diluted	$(6.48)	$(6.10)

For the three months ended March 31, 2008 and 2007, the Company did not have any common stock equivalents, therefore basic and dilutive earnings per share were the same.

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

9.           RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended
	March 31,
	2008	2007

Property management fees	$837,688	$823,780
Expense reimbursements	48,975	62,649
Salary reimbursements	2,383,298	2,532,325
Asset management fees	418,360	418,360
Construction management fees	93,874	62,258
Development fees	127,000	-
Acquisition fees	-	205,000
Interest and fees on revolving credit facility	-	229,200
Total	$3,909,195	$4,333,572

Amounts due to affiliates of $3,125,089 and $2,891,791 are included in Due to affiliates at March 31, 2008 and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due from affiliates of $937,875 and $939,244 are included in Due to affiliates at March 31, 2008 and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $2,187,214 and $1,952,547 at March 31, 2008 and December 31, 2007, respectively, represent intercompany development fees and shared services.

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

As of January 1, 2005, the Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $93,874 and $62,258 in construction management fees for the three months ended March 31, 2008 and 2007, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate for property development services.  As of March 31, 2008, the Company has one property under development and has incurred fees totaling $127,000 in the three month period ended March 31, 2008.  The fees, of which all are related to the development phase as the project is currently under construction, are based on the project’s development/construction costs.  As of March 31, 2008, $0 has been paid to the affiliate and $127,000 remained payable.

During the three months ended March 31, 2008 and 2007, the Company borrowed $0 and $20,000,000, respectively, related to the acquisition activities of the Company and repaid advances of $0 during the same periods.   There was $0 of borrowings outstanding as of March 31, 2008 and December 31, 2007, respectively.  The Company incurred interest and fees of $0 and $229,200 related to the facility during the three months ended March 31, 2008 and 2007, respectively.

10.	LEGAL PROCEEDINGS

The Company is currently party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  Specifically, the purchase and sales agreement provided that if certain conditions were met, the seller/developer would develop a vacant parcel of land contiguous to the acquired property with 18 new residential apartment units (the “New Units”) for the benefit of the Company at an agreed-upon price.  The purchase and sales agreement also provided the opportunity for the seller/developer to build a limited number of garages (the “Garages”) for the existing apartment units for the benefit of the Company at an agreed-upon price.

In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  The judgment did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them a judgment in the amount of $774,292 for costs and damages.  The Company believes that there are reasonable grounds for appeal of this ruling and is pursuing an appeal of the judgment awarded by the court.

As of March 31, 2008 and December 31, 2007, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of March 31, 2008.

The Company settled the matter related to the Garages and has executed a contract with the seller/developer for the construction of 48 Garages at an aggregate cost of $740,000.  As of March 31, 2008, the garage construction project is in the permitting stage and construction is scheduled to start when the permitting process is complete.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

11.           SUBSEQUENT EVENTS

On April 9, 2008, the Company borrowed $5,000,000 pursuant to an advance on the revolving credit facility available from an affiliate. The advance, along with available cash, was used to pay off  the outstanding balance on the mortgage loan on the Briarwood Apartments property which matured on April 10, 2008.  The advance was repaid in full on April 30, 2008.

On April 10, 2008, the Company paid a total of $8,600,333 to payoff the maturing mortgage loan on the Briarwood property.  The mortgage loan was assumed from the seller at the time of acquisition of the property and had a then outstanding balance of $8,811,733.  The maturity payment was funded by an advance of $5,000,000 on the revolving credit facility available from an affiliate and available cash.

On April 28, 2008, the Operating Partnership completed the sale of the St. Marin/Karrington Apartments (“St. Marin”), a 600-unit multifamily apartment community located in Coppell, Texas, to an unaffiliated buyer.  The sale price of the property was $61,750,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.  Additionally, the buyer assumed the outstanding mortgage note payable balance of $31,377,607. The Company structured the transaction as an outright sale and does not intend to reinvest the proceeds in a replacement property pursuant to a transaction structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.

On May 5, 2008, pursuant to the appeal proceedings related to the ongoing legal issue related to the New Units matter (see note 10), the Company filed its appeal brief with the court.  The plaintiff has 30 days to file its response with the court.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC

You should read the following discussion in conjunction with Berkshire Income Realty, Inc’s (the “Company”) consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by its investment in Berkshire Multifamily Value Fund, LP, (“BVF” or the “Fund”),  the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the “SEC”).

The foregoing risks are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risks factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors (“Board”) oversight.  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 13 –Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission for additional information about the Advisor.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), a Delaware limited partnership. The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of May 14, 2008, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three months ended March 31, 2008 included the following:

•
On January 25, 2008, the Company closed on  $13,650,000 of fixed rate mortgage debt on the development project of Arboretum Land.  The proceeds of the borrowing will be used to build multifamily buildings on a parcel of pre-purchased land adjacent to the Arboretum Place Apartments.  The loan will be a non-drawn mortgage note with a fixed interest rate of 6.20% and a term of 7 years.  This loan was granted with equity requirements that the Company would provide an equity investment for the project in the amount of $5,458,671.  The amount of $5,458,671 represented by the Land and improvements are $2,150,000 and $3,308,671 respectively.

•
On February 13, 2008, the Company had a Judgment ordered against it by the court in a legal proceeding initiated by a sell/developer from whom the Company acquired a property in 2005.  The Judgment was for $774,292 and represented costs and damages in the case.  The Company has appealed the Judgment.  A second part of the proceeding related to the construction of garages on the property was dismissed and the Company has executed a contract for the construction of 48 garages at a cost of $740,000.  The garage construction project is moving forward  and construction is scheduled to begin subject to completion of the permitting process.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 as of January 1, 2008.  The Company has assessed the impact of SFAS No. 157 and has determined that the adoption of SFAS No. 157 did not have a material impact on the financial position or operating results of the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has not opted to fair value any assets or liabilities as of march 31, 2008.  The Company has assessed the impact of SFAS No. 159 and, based on not fair valuing any assets or liabilities as of March 31, 2008, has determined that the adoption of SFAS No. 159 did not have a material impact on the financial position or operating results of the Company.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2008 and December 31, 2007, the Company had $11,465,069 and $22,479,937 of cash and cash equivalents, respectively.

	Three months ended
	March 31,
	2008	2007

Cash provided by / used in operating activities	$(2,118,814)	$1,436,725
Cash used in investing activities	(4,811,065)	(24,167,872)
Cash provided by / used in financing activities	(4,084,989)	23,750,511

During the three months ended March 31, 2008, cash decreased by $11,014,868. The components of the overall decrease were contributed by operating activities, investing activities and financing activities. The cash decrease of $2,118,814 used in the Company’s operating activities is mainly due to payments of accrued expenses and liabilities, which include payments of $1,541,055 of accounts payables, $866,607 of purchase order,  $259,137 of benefits accruals, $539,654 of management fees,  $1,398,603 of accrued mortgage interests, $1,353,417 of real estate tax.  The $4,811,062 used by the Company’s investing activities, which include $3,885,951 capital improvement that is mainly from investment in Arboretum Land development, $435,135 and $605,210 rehabs for Berkshire of Columbia and The Seasons, respectively. The $4,084,989 used by decreases from the financings were due payments of principal on existing mortgage loans, distributions to common and preferred shareholders and distributions to minority owners in the properties.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF and BVF II, debt repayment and investment in the affiliated BVF. (See footnote 3 to the consolidated financial statements for additional information).

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities, cash distributions from its investments, including the Company’s investments in the Multifamily limited Partnership, and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.  Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will expect to supplement by property debt financing and refinancing activities.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, and, to a lesser degree, advances from the revolving credit facility. The Company may seek to expand its purchasing power through the use of venture relationships with other companies.

As of March 31, 2008, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio including a fixed rate construction to permanent mortgage on the Arboretum Land Development project, a parcel of vacant land adjacent to the Arboretum Place Apartments that is currently under development.   The Arboretum Land development is currently under construction and is anticipated to be complete in early 2009.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. During the three months ended March 31, 2008, the Company did not have any borrowings outstanding on the revolving credit facility.

Capital Expenditures

The Company incurred $445,045 and $399,237 in recurring capital expenditures during the three months ended March 31, 2008 and 2007, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $3,404,176 and $2,041,550 in renovation-related capital expenditures during the three months ended March 31, 2008 and 2007, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In January 2004, the Company authorized the renovation of 252 apartment units at its Berkshires of Columbia (formerly Hannibal Grove) property (“Columbia”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit.  The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.  In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a limited number of units, the interior renovation of all 252 units at Columbia, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit.  As of March 31, 2008, 244 units, or 97%, of 252 apartment units at Columbia have been renovated, of which 229 units, or 94%, of those completed units have been leased. The Company currently anticipates completing the project in the second quarter of 2008.  Total costs committed to date are below original estimates and are anticipated to remain under budget through the remainder of the project.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of March 31, 2008, the exterior improvements have been completed and the interior portion of the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 82% complete as 308 of the 375 units had been completed, of which 297 units, or 96%, of those completed units have been leased.  Project costs to date approximate $4,000,000 of the total estimated costs of $5,108,000.

In December 2007, the Company authorized the renovation of the Hampton House property, a 222 unit high-rise building. Approximately $6,126,000 has been budgeted for 2008 for interior and exterior improvements.  Exterior improvements include replacement of windows, sliding doors and balcony railings and interior improvements include updates to apartment units including rehabilitation of the kitchens, bathrooms, lighting and fixtures and updates  to common areas and systems, including the lobby, hallways and updates to the buildings central systems.  As of March 31, 2008, both the interior and exterior improvements have begun and are in the early stages of completion.

The Company owns two parcels of vacant land. One parcel is the Arboretum Land which is contiguous with an existing property owned by the Company and the other is also a parcel contiguous with an existing property owned by the Company.  A decision to move forward with the development of the Arboretum Land, which is contiguous with the Arboretum Place Apartments, had been made by the Company.  Development plans have been approved and as of November 1, 2007, the Company commenced construction on the development of the vacant land.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is estimated at $17,000,000 and is expected to be completed in early 2009.  As of March 31, 2008, project costs to date approximate $2,222,000. The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  Interest costs are capitalized on development projects until construction is substantially complete.  There was $41,115 and $0 of interest capitalized in three months ended March 31, 2008 and March 31, 2007, respectively.

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

The Company’s capital budgets for 2008 anticipate spending approximately $32,935,000 for ongoing rehabilitation, including the Hampton House project and development of current portfolio properties, including the Arboretum Land development project during the year.  As of March 31, 2008, the Company has not committed to any new significant rehabilitation projects.

Acquisitions

The Company did not acquire any properties during the three months period ended March 31, 2008

Dispositions

The Company did not dispose of any properties during the three month period ended March 31, 2008.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the three months ended March 31, 2008 and 2007, the Company’s aggregate dividends totaled $1,675,196 and $1,675,198, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2008 and March 31, 2007.

 On November 11, 2007, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on February 15, 2008 and May 15, 2008. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

During the three months ended March 31, 2008 and 2007, the Board did not authorize the general partner of the Operating Partnership to distribute any additional quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B common stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the three months ended March 31, 2008, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through March 31, 2008, remains the same.  As a result of changes in the Total Property Portfolio over the three-month period ended March 31, 2007, the consolidated financial statements show changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2008 and 2007 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three months ended March 31, 2008 and 2007, the net income (loss) was $(7,441,991) and $(6,907,532), respectively.  A reconciliation of our NOI to net loss for the three months ended March 31, 2008 and 2007 are presented as part of the following table on page 23.

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 26 properties acquired or placed in service on or prior to January 1, 2007 and owned through March 31, 2008.

	Same Property Portfolio
	Three months ended March 31,
	2008	2007	Increase/ (Decrease)	% Change

Revenue:
Rental	$19,191,904	$18,698,144	$493,760	2.64%
Interest, utility reimbursement and other	1,155,387	946,918	208,469	22.02%
Total revenue	20,347,291	19,645,062	702,229	3.57%

Operating expenses:
Operating	5,155,732	5,464,319	(308,587)	(5.65)%
Maintenance	1,234,306	1,131,431	102,875	9.09%
Real estate taxes	2,404,412	2,052,155	352,257	17.17%
General and administrative	445,116	374,922	70,194	18.72%
Management fees	789,854	772,896	16,958	2.19%
Total operating expenses	10,029,420	9,795,723	233,697	2.39%

Net operating income	10,317,871	9,849,339	468,532	4.76%

Non-operating expenses:
Depreciation	7,887,609	7,416,780	470,829	6.35%
Interest	6,562,423	6,000,024	562,399	9.37%
Amortization of acquired in-place leases and tenant relationships	29,385	315,345	(285,960)	(90.68)%
Total non – operating expenses	14,479,417	13,732,149	747,268	5.44%

Loss before minority interest in properties, equity in loss of Multifamily Limited Partnership, minority common interest in Operating Partnership and loss from discontinued operations	(4,161,546)	(3,882,810)	(278,736)	7.18%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Limited Partnership	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Loss from discontinuing operations	-	-	-	-

Net income (loss)	$(4,161,546)	$(3,882,810)	$(278,736)	7.18%

The table below reflects selected operating information for the Total Property Portfolio.  The Total Property Portfolio includes discontinued operations for 2 properties, Dorsey’s Forge and Trellis at Lee’s Mill, that were sold during the year ended December 31, 2007.

	Total Property Portfolio
	Three months ended March 31,
			Increase /	%
	2008	2007	(Decrease)	Change
Revenue:
Rental	$20,242,810	$18,889,523	$1,353,287	7.16%
Interest, utility reimbursement and other	1,448,668	1,147,495	301,173	26.25%
Total revenue	21,691,478	20,037,018	1,654,460	8.26%

Operating Expenses:
Operating	5,829,250	5,748,649	80,601	1.40%
Maintenance	1,306,787	1,137,040	169,747	14.93%
Real estate taxes	2,528,318	2,079,242	449,076	21.60%
General and administrative	847,567	803,320	44,247	5.51%
Management fees	1,255,919	1,199,372	56,547	4.71%
Total operating expenses	11,767,841	10,967,623	800,218	7.30%

Net Operating Income	9,923,637	9,069,395	854,242	9.42%

Non-operating expenses:
Depreciation	8,457,200	7,495,802	961,398	12.83%
Interest	7,146,072	6,230,864	915,208	14.69%
Amortization of acquired in-place leases and tenant relationships	65,983	371,238	(305,255)	(82.23)%
Total non-operating expenses	15,669,255	14,097,904	1,571,351	11.15%

Loss before minority interest in properties, equity in loss of Multifamily Limited Partnership, minority common interest in Operating Partnership and loss from discontinued operations	(5,745,618)	(5,028,509)	(717,109)	14.26%

Minority interest in properties	(187,344)	(223,614)	36,270	(16.22)%

Equity in loss of Multifamily Limited Partnership	(529,563)	(608,230)	78,667	(12.93)%

Minority common interest in Operating Partnership	(976,100)	(976,100)	-	0.00%

Loss from discontinuing operations	(3,366)	(71,079)	67,713	(95.26)%

Net income (loss)	$(7,441,991)	$(6,907,532)	$(534,459)	7.74%

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month ended March 31, 2008 in comparison to the same period of 2007. The majority of the increase is attributable to properties that have completed major renovations during 2007 and are leasing the newly renovated units at premium rent levels and are raising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Berkshires of Columbia in Maryland and the Berkshires on Brompton in Texas.  Market conditions remain favorable in most of the sub-markets in which the Company owns and operates apartments.  The Company continues to benefit from property rehabilitation projects at properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-months ended March 31, 2008 as compared to the similar period ended March 31, 2007.  Utility reimbursements increased, mainly due to successful increases in  usage of bill back programs to tenants, period over period and were partially offset by decreases in interest. Miscellaneous revenues increased due to revenues from the fees charged to tenants and potential tenants, including late fees, valet trash fees and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses decreased slightly in the quarter ended March 31, 2008 as compared to the same period of 2007.  The Company continues to realize savings from improved premiums levels when it renewed its property insurance coverage for the portfolio for the policy period as of May 1, 2007 when it was able to achieve modest cost reductions in premiums for its property insurance coverage.  Other decreases in expenses included payroll and related benefits, due to position vacancies at various properties and benefit related cost reductions.  The savings were partially offset by increases in some utilities, including gas and water and sewer, advertising publications and rubbish removal.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has undertaken a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment unit.  The project is progressing and the changes to the infrastructure are expected to be complete in the second quarter of 2008 with the related direct billing to be implemented to all units by the end of 2008.  The Company has started to see a reduction in utility expense at Season’s and expects the reduction to increase thru the end of the year.

Maintenance

Maintenance expense increased slightly in the three-months ended March 31, 2008 as compared to the same period of 2007 and is due mainly to normal operating fluctuations including normal maintenance activities including interior cleaning and janitorial services, interior painting as well as exterior activities such as landscaping, snow removal and pool services.  As it historically has operated it’s properties, Management continues to employ a proactive maintenance rehabilitation strategy at its multifamily apartment communities within its Same Store portfolio and considers it an effective program that contributes to preserving, and in some cases increasing, its occupancy levels through improved consumer appeal of the apartment communities.

Real Estate Taxes

Real estate taxes increased for the three-months ended March 31, 2008 from the comparable period of 2007. The increase is due mainly to savings realized in the prior comparative period due to a rebate of taxes for a prior period at one of the properties.  Additionally, the Company continues to see a trend of escalation in assessed property valuations for properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the three-month period ended March 31, 2007 compared to 2006.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including increases in professional services, recruiting costs and temporary help as well as legal fees related to tenant issues including those related to rent collection at various properties in the portfolio.

Management Fees

Management fees of the Same Property Portfolio increased in the three-months period ended March 31, 2008 compared to the same period of 2007 based on a proportionate increased level of revenues in the comparative periods.   Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three-months ended March 31, 2008 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Seasons of Laurel, Hannibal Grove, Standard of Lenox and the Hampton House properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three-months ended March 31, 2008 increased significantly over the comparable period of 2007. The majority of the increase is attributable to the refinancing of a mortgage on the Berkshires on Brompton property at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt.  Additionally, new second mortgage debt on two properties that was not in place in the comparative period of 2007 also contributed to the increased interest expense..

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three-months ended March 31, 2008 as compared to the same period of 2007.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the twelve-months period ended March 31, 2008.

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.  (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are due mainly to increases in net operating income of the properties across the portfolio including properties acquired in 2007 for which operating results are not comparative between the two reporting periods, which were offset in part by increased interest costs due to increased number of properties owned by the Company in the comparative periods presented and to the increase in the level of mortgage debt outstanding during the comparative periods.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of March 31, 2008, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$505,637,410	5.52%

Debt Maturity Schedule

Year	Balance	% of Total

2008	$11,425,337	2.26%
2009	20,257,150	4.00%
2010	4,779,543	0.95%
2011	5,088,624	1.00%
2012	34,317,623	6.79%
Thereafter	429,769,133	85.00%
Total	$505,637,410	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of March 31, 2008 is presented in the following table. Fair Value of Real Estate Assets is determined based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $459,657,082 at March 31, 2008 and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation. The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of March 31, 2008 and December 31, 2007.

Debt-to-Fair Value of Real Estate Assets as of

	March 31, 2008	December 31, 2007

Net book value of multifamily apartment communities	$459,657,082	$464,265,061
Accumulated depreciation	152,697,261	144,240,061
Historical cost	612,354,343	608,505,122
Increase in fair value over historical cost	212,565,657	216,414,878
Fair Value – estimated	$824,920,000	$824,920,000

Mortgage Debt	$505,637,410	$506,903,882

Debt-to-Fair Value of Real Estate Assets	61.30%	61.45%

The Debt-to-Fair Value of Real Estate Assets includes the outstanding borrowings under the revolving credit facility, which were $0 at March 31, 2008 and December 31, 2007, respectively. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on our ability to meet our short-term liquidity requirements.  Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows.  As of March 31, 2008 and December 31, 2007, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on the management most current valuation of properties, which was made for all properties owned at December 31, 2007, and acquisition cost of properties acquired subsequent to December 31, 2007, if any.

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

The following table presents a reconciliation of net income (loss) to FFO for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007

Net income (loss)	$(7,441,991)	$(6,907,532)
Add:
Depreciation of real property	7,163,662	6,219,526
Minority common interest in Operating Partnership	976,100	976,100
Minority interest in properties	187,344	259,377
Amortization of acquired in-place leases and tenant relationships	65,983	371,238
Equity in loss of Multifamily Venture	529,563	608,230
Funds from operations of Multifamily Venture	495,409	-

Less:
Funds from operations of Multifamily Venture	-	(17,220)
Minority interest in properties	-	(35,763)
Minority interest in properties share of funds from operations	(200,535)	(191,369)

Funds From Operations	$1,775,535	$1,282,587

FFO for the three months ended March 31, 2008 increased over FFO for the three-month period ended March 31, 2007.  The increase is due mainly to increases in Net Operating Income of the properties, which was offset in part by increases in interest expense related to increased debt balances in the comparative three-month periods ended March 31, 2008 and 2007.

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

The Company believes the domestic economy is poised for continued slow down and believes a recession is reasonably possible which would continue to disadvantage single family homeowners with unfavaorable credit arrangements.  While an economic slowdown that may result in a recession would not provide a favorable economic environment to operate within, the multifamily sector may benefit from the displacement of single family homeowners due to increasing foreclosure activity in the credit markets and continue to benefit from favorable ongoing demographic trends.  While the apartment sector had previously experienced slower growth over recent years due to rising unemployment and a significant renter migration to single family homes, the reversal of the renter migration to single family homes trend is now expected to contribute to an apartment sector recovery.  The Company believes that, for single family homebuyers over the next several years, increasing housing costs, higher interest rates, and continued escalation in foreclosure activity may make purchases increasingly expensive and out of reach as well as force existing homeowners back into the rental market.  In addition, we believe the projected demographic trends strongly favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are typically renters by necessity.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s mortgage notes are fixed rate instruments; therefore, the Company’s outstanding mortgage debt is not sensitive to changes in the capital markets except upon maturity.  The Company’s revolving credit facility is a variable rate arrangement tied to LIBOR, and is therefore sensitive to changes in the capital markets.  The table below provides information about the Company’s financial instruments, specifically its debt obligations.

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of March 31, 2008.

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt	$11,425,337	$20,257,150	$4,779,543	$5,088,624	$34,317,623	$429,769,133	$505,637,410
Average Interest Rate	5.69%	5.20%	5.15%	5.16%	4.95%	5.52%	5.52%

The level of market interest rate risk remained relatively consistent from December 31, 2007 to March 31, 2008.  As of March 31, 2008, $0 of the Company’s outstanding debt is outstanding subject to variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4T.                                           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a -15 or 15d-15 that occurred during the quarter ended March 31, 2008 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.                                           OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is currently party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The dispute involves the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  Specifically, the purchase and sales agreement provided that if certain conditions were met, the seller/developer would develop a vacant parcel of land contiguous to the acquired property with 18 new residential apartment units (the “New Units”) for the benefit of the Company at an agreed-upon price.  The purchase and sales agreement also provided the opportunity for the seller/developer to build a limited number of garages (the “Garages”) for the existing apartment units for the benefit of the Company at an agreed-upon price.
In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  The judgment did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them a judgment in the amount of $774,292 for costs and damages.  The Company believes that there are reasonable grounds for appeal of this ruling and is pursuing an appeal of the judgment awarded by the court.
As of March 31, 2008 and December 31, 2007, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of March 31, 2008.
The Company settled the matter related to the Garages and has executed a contract with the seller/developer for the construction of 48 Garages at an aggregate cost of $740,000.  As of March 31, 2008, the garage construction project is in the permitting stage and construction is scheduled to start when the permitting process is complete.
The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

Item 1A.	RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 28, 2008.  As of March 31, 2008 there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
- None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
- None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- None

Item 5.	OTHER INFORMATION
- None

Item 6.	EXHIBITS

10.1
Purchase and Sale Agreement between St. Marin/Karrington Limited Partnership, a Delaware limited partnership and Williams Asset Management, LLC, a Georgia limited liability company, dated February 26, 2008 (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2008).

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

BERKSHIRE INCOME REALTY, INC.
May 15, 2008	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer
May 15, 2008	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer