Form 10-Q
period 2008-06-30
BERKSHIRE INCOME REALTY INC
filed 2008-08-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
                                     Yes ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large Accelerated Filer                                                                               Accelerated Filer

Non-accelerated Filer   ☒(Do not check if a smaller reporting company)                    Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☒  No

There were 1,406,196 shares of Class B common stock outstanding as of August 13, 2008.

Part I                                        FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $148,782,155 and $144,240,061, respectively	$411,651,846	$464,265,061
Cash and cash equivalents	27,200,612	22,479,937
Cash restricted for tenant security deposits	1,850,304	1,953,503
Replacement reserve escrow	5,356,598	7,760,738
Prepaid expenses and other assets	8,534,440	11,026,329
Investment in Multifamily Limited Partnership	15,244,626	16,794,450
Investment in Mezzanine Loan Limited Liability Company	861,091	-
Acquired in place leases and tenant relationships, net of accumulated amortization of $5,780,373 and $7,136,556, respectively	84,521	201,002
Deferred expenses, net of accumulated amortization of $1,184,612 and $1,045,194, respectively	3,471,942	3,581,610
Total assets	$474,255,980	$528,062,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$458,328,182	$506,903,882
Due to affiliates	1,972,336	1,952,547
Dividend and distributions payable	1,837,607	1,837,607
Accrued expenses and other liabilities	9,670,113	13,351,402
Tenant security deposits	1,826,092	1,955,389
Total liabilities	473,634,330	526,000,827

Commitments and contingencies	-	-

Minority interest in properties	-	-

Minority common interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	-	-
Accumulated deficit	(69,603,242)	(68,163,089)

Total stockholders’ equity	621,650	2,061,803

Total liabilities and stockholders’ equity	$474,255,980	$528,062,630

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended Six months ended June 30, June 30,
	2008	2007	2008	2007
Revenue:
Rental	$18,560,814	$17,694,549	$36,743,792	$34,581,496
Interest	178,595	216,445	367,669	412,837
Utility reimbursement	422,643	386,548	811,454	557,802
Other	794,795	681,476	1,512,645	1,310,795
Total revenue	19,956,847	18,979,018	39,435,560	36,862,930

Expenses:
Operating	4,609,946	4,658,295	9,948,376	9,875,858
Maintenance	1,578,183	1,435,212	2,797,550	2,459,766
Real estate taxes	2,034,535	1,805,007	3,972,751	3,483,248
General and administrative	621,916	686,663	1,413,192	1,439,924
Management fees	1,198,298	1,147,222	2,368,308	2,262,936
Depreciation	7,836,000	7,351,984	15,590,828	14,152,801
Interest	6,543,702	6,521,728	13,212,150	12,283,503
Amortization of acquired in-place leases and tenant relationships	50,498	380,573	116,481	746,082
Total expenses	24,473,078	23,986,684	49,419,636	46,704,118

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(4,516,231)	(5,007,666)	(9,984,076)	(9,841,188)

Minority interest in properties	(206,688)	(1,471,581)	(394,032)	(1,695,195)

Equity in income (loss) of Multifamily Limited Partnership	(1,020,262)	(689,536)	(1,549,824)	(1,297,766)

Equity in income (loss) of Mezzanine Loan Limited Liability Company	6,091	-	6,091	-

Minority common interest in Operating Partnership	(10,737,100)	(976,100)	(11,713,200)	(1,952,200)

Net income (loss) from continuing operations	(16,474,190)	(8,144,883)	(23,635,041)	(14,786,349)

Discontinued operations:
Income (loss) from discontinued operations	(918,674)	(857,893)	(1,199,814)	(1,124,622)
Gain on disposition of real estate assets	27,031,898	32,122,606	27,031,898	32,122,606
Income (loss) from discontinued operations	26,113,224	31,264,713	25,832,084	30,997,984

Net income	$9,639,034	$23,119,830	$2,197,043	$16,211,635

Preferred Dividend	(1,675,197)	(1,675,198)	(3,350,396)	(3,350,398)

Net income (loss) available to common shareholders	$7,963,837	$21,444,632	$(1,153,353)	$12,861,237
Net income (loss) from continuing operations per common share, basic and diluted	$(12.91)	$(6.98)	$(19.19)	$(12.90)
Net income (loss) from discontinued operations per common share, basic and diluted	$18.57	$22.23	$18.37	$22.04
Net income (loss) available to common shareholders, per common share, basic and diluted	$5.66	$15.25	$(0.82)	$9.14
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$0.20	$0.03	$0.20	$0.03
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(unaudited)

						Total
					Accumulated	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	2,978,110	$70,210,830	1,406,196	$14,062	$(68,163,089)	$2,061,803

Net income	-	-	-	-	2,197,043	2,197,043

Distributions to common shareholders	-	-	-	-	(286,800)	(286,800)

Distributions to preferred shareholders	-	-	-	-	(3,350,396)	(3,350,396)

Balance at June 30, 2008	2,978,110	$70,210,830	1,406,196	$14,062	$(69,603,242)	$621,650

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,197,043	$16,211,634
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	276,664	223,583
Amortization of acquired in-place leases and tenant relationships	116,481	751,811
Depreciation	16,573,233	16,078,805
Loss on extinguishment of debt	-	212,195
Minority interest in properties	394,032	1,695,195
Equity in loss of Multifamily Limited Partnership	1,549,824	1,297,766
Equity in income of Mezzanine Loan Limited Liability Company	(6,091)	-
Minority common interest in Operating Partnership	11,713,200	1,952,200
Interest earned on 1031 deposits	-	(93,413)
Interest earned on replacement reserve deposits	(45,999)	-
Gain on disposition of real estates related to fire	(129,146)	-
Gain on disposition of real estate assets	(27,031,898)	(32,149,782)
Write off deferred financing costs	195,453	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(26,098)	(208,041)
Prepaid expenses and other assets	2,150,640	53,034
Due to/from affiliates	19,789	585,911
Accrued expenses and other liabilities	(3,439,257)	(305,846)
Net cash provided by operating activities	4,507,870	6,305,052

Cash flows from investing activities:
Capital improvements	(10,330,729)	(7,879,733)
Acquisition of multifamily apartment communities	-	(45,009,930)
Proceeds from sale of properties	41,643,556	44,816,664
Deposit to qualified 1031 exchange intermediary	-	(18,393,796)
Deposits to replacement reserve escrow	(567,463)	(1,611,962)
Withdrawals from replacement reserve escrow	3,286,158	-
Investment in Multifamily Limited Partnership	-	(2,870,307)
Investment in Mezzanine Loan Limited Liability Company	(855,000)	-
Net cash used in investing activities	33,176,522	(30,949,064)

Cash flows from financing activities:
Borrowings from mortgage notes payable	-	35,050,000
Principal payments on mortgage notes payable	(10,764,800)	(1,785,588)
Prepayments of mortgage notes payable	(6,433,293)	(25,057,822)
Borrowings from revolving credit facility - affiliate	5,000,000	37,500,000
Principal payments on revolving credit facility - affiliate	(5,000,000)	(20,000,000)
Good faith deposits on mortgage notes payable	341,250	(953,300)
Deferred financing costs	(362,446)	(363,206)
Distributions to minority interest in properties	(394,032)	(1,695,195)
Distributions on common operating partnership units	(12,000,000)	(2,000,000)
Distributions to preferred shareholders	(3,350,396)	(3,350,398)
Net cash provided by financing activities	(32,963,717)	17,344,491

Net increase (decrease) in cash and cash equivalents	4,720,675	(7,299,521)
Cash and cash equivalents at beginning of period	22,479,937	15,393,249
Cash and cash equivalents at end of period	$27,200,612	$8,093,728

Supplemental disclosure:
Cash paid for interest	$15,150,205	$13,627,629

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the six months ended June 30,
	2008	2007

Supplemental disclosure (continued):

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$219,227	$151,435
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units and shares	1,000,000	-
Mortgage debt assumed by buyer	31,377,607	-

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$-	$(45,137,527)
Acquired in-place leases	-	(615,003)
Accrued expenses	-	559,090
Tenant security deposit liability	-	255,078
Prepaid expenses	-	(71,568)
Net cash used for acquisition of Multifamily apartment communities	$-	$(45,009,930)

The accompanying notes are an integral part of these financial statements.

                                                                BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of June 30, 2008, the Company owned, or had an interest in, 25 multifamily apartment communities consisting of a total 6,945 apartment units.

Discussion of acquisitions for the six months ended June 30, 2008

The Company did not acquire any properties during the six month period ended June 30, 2008.

Discussion of dispositions for the six months ended June 30, 2008

On April 28, 2008, the Company’s operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) completed the sale of 100% of its interest in St. Marin/Karrington Apartments in Coppell, Texas.  On May 6, 2008, the Board of Directors (“Board”) authorized the general partner of the Operating Partnership to distribute a portion of the proceeds from the sale of St. Marin/Karrington to the common general and common limited partners as a special distribution in the amount of $10,000,000, payable on May 15, 2008.  On the same day, the Board also declared a common dividend of $0.169960 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution. The Company retained the balance of the sale proceeds in its operating account for its operating use. The operating results of St. Marin/Karrington have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshire at Westchase Apartments in Houston, Texas.  The proceeds from the sale of Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Berkshire at Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 as of January 1, 2008.  The Company has assessed the impact of SFAS No. 157 and has determined that the adoption of SFAS No. 157 did not have a material impact on the financial position or operating results of the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has not opted to fair value any assets or liabilities as of June 30, 2008.  The Company has assessed the impact of SFAS No. 159 and, based on not fair valuing any assets or liabilities as of June 30, 2008, has determined that the adoption of SFAS No. 159 did not have a material impact on the financial position or operating results of the Company.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  SFAS No. 141R establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is assessing the potential impact that the adoption of SFAS No. 141R may have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by establishing and expanding accounting and reporting standards for minority interests in a subsidiary.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS No. 160 may have on its financial position and results of operations.

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

Consolidated statements of Comprehensive Income (Loss)

For the six months ended June 30, 2008 and 2007, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30,	December 31,
	2008	2007

Land	$57,025,800	$63,636,289
Buildings, improvements and personal property	503,408,201	544,868,833

Multifamily apartment communities	560,434,001	608,505,122
Accumulated depreciation	(148,782,155)	(144,240,061)

Multifamily apartment communities, net	$411,651,846	$464,265,061

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

Discontinued Operations

On May 30, 2007 and June 22, 2007 the Operating Partnership completed the sale of 100% of the fee simple interest of the Trellis at Lee’s Mill (“Trellis”) and the Dorsey’s Forge (“Dorsey’s) properties, respectively.  The assets and liabilities related to the sale of the properties were removed from the accounts of the Company pursuant to the recording of the sale of the property.

On April 28, 2008 and May 29, 2008 the Operating Partnership completed the sale of 100% of the fee simple interest of the St. Marin/Karrington (“St. Marin”) and Berkshire at Westchase (“Westchase”) properties, respectively.  The assets and liabilities related to the sale of the properties were removed from the accounts of the Company pursuant to the recording of the sale of the properties. The net proceeds from the sales of St. Marin and Westchase are in the amount of $29,428,835 and $4,937,736, respectively.

The results of operations for Trellis, Dorsey’s Forge, St. Marin/Karrington and Berkshire at Westchase properties have been restated and are presented as results from discontinued operations in the statement of operations for the three and six months ended June 30, 2008 and 2007, respectively, pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three and six months ended June 30, 2008 and 2007 are presented in the following table.

	Three months ended Six months ended June 30, June 30,

	2008	2007	2008	2007
Revenue:

Rental	$787,632	$2,931,643	$2,849,494	$5,966,265
Interest	-	471	-	1,467
Utility reimbursement	50,663	62,430	96,425	116,404
Other	56,624	142,995	163,961	281,128
Total revenue	894,919	3,137,539	3,109,880	6,365,264

Expenses:
Operating	232,612	727,169	720,872	1,531,377
Maintenance	62,162	290,518	147,906	531,215
Real estate taxes	175,161	451,383	765,263	937,451
General and administrative	36,395	72,592	102,356	141,476
Management fees	35,608	125,499	121,646	251,925
Depreciation	280,033	948,033	982,405	1,926,004
Loss on early extinguishment of debt	819,914	566,290	819,914	566,290
Interest	171,708	813,948	649,332	1,598,419
Amortization of acquired in-place leases and tenant relationships	-	-	-	5,729
Total expenses	1,813,593	3,995,432	4,309,694	7,489,886

Loss from discontinued operations	$(918,674)	$(857,893)	$(1,199,814)	$(1,124,622)

3.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (as Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 ( “APB No.18”) and is necessary in order for the Company to consistently meet it regulatory filing deadlines.  As of June 30, 2008 and December 31, 2007, the Company has accounted for its share of the equity in BVF operating activity through March 31, 2008 and September 30, 2007, respectively.

There were no capital calls during the six months ended June 30, 2008. The total direct investment by the Company in BVF as of June 30, 2008 was $21,072,251, or 90.1% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	March 31, 2008	September 30, 2007

Multifamily apartment communities, net	$1,208,733,109	$997,654,798
Cash and cash equivalents	6,044,515	6,649,923
Other assets	30,413,370	39,121,557
Total assets	$1,245,190,994	$1,043,426,278

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$938,271,034	$736,027,766
Revolving credit facility	43,900,000	69,000,000
Other liabilities	18,118,627	24,014,923
Minority interest	35,777,457	19,121,730
Partners’ capital	209,123,876	195,261,859
Total liabilities and partners’ capital	$1,245,190,994	$1,043,426,278

Company’s share of partners’ capital	$14,640,231	$13,669,787
Basis differential (1)	604,395	3,124,663
Carrying value of the Company’s investment in Multifamily Limited Partnership	$15,244,626	$16,794,450

(1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At March 31, 2008 and September 30, 2007, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $0 and $2,520,269, to BVF during the second quarter of 2008 and the fourth quarter of 2007, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

The summarized statement of operations of BVF for the three and six months ended March 31, 2008 and 2007 is as follows:

	Three months ended Six months ended March 31, March 31,
	2008	2007	2008	2007
Revenue	$33,855,674	$19,775,271	$62,515,121	$37,177,544

Expenses	(51,208,036)	(30,747,970)	(94,084,891)	(57,943,992)

Minority interest	2,773,700	1,123,231	3,853,200	2,228,910

Gain on sale of properties	5,054	-	5,578,590	-

Net loss attributable to investment	$(14,573,608)	$(9,849,468)	$(22,137,980)	$(18,537,538)

Equity in loss of Multifamily Limited Partnership	$(1,020,262)	$(689,536)	$(1,549,824)	$(1,297,766)

4.           INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through it wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units.  The Company has funded $855,000, or 60% of its commitment as of June 30, 2008.  During the period ended June 30, 2008, the Company recorded $6,091 of equity in income of the Mezzanine Loan.  The carrying value of the Company’s investment in the Mezzanine Loan was $861,091 at June 30, 2008.

The Company has evaluated its investment in Mezzanine Loan LLC and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of Mezzanine Loan LLC as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.  The Company will account for its investment in Mezzanine Loan LLC under the equity method of accounting in accordance with the provisions of paragraph 19 of APB No.18.

5.           MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan will be used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company. The interest rate on the note is fixed at 6.20% and has a term of 7 years, including a 2 year construction period and 5 years of permanent financing.  The loan is a non-drawn mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project. As of June 30, 2008, there have been no advances on this mortgage.  The Company expects to begin drawing on this mortgage in the third quarter of 2008.

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

During the six months ended June 30, 2008 and 2007, the Company borrowed $5,000,000 and $37,500,000, respectively, under the facility related to the acquisition activities of the Company and repaid advances of $5,000,000 and $20,000,000 during the same periods.   There was $0 of borrowings outstanding as of June 30, 2008 and December 31, 2007, respectively under the facility.  The Company incurred interest and fees of $22,488 and $560,300 related to the facility during the six months ended June 30, 2008 and 2007, respectively.

7.           STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.  For the six months ended June 30, 2008 and 2007, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,396 and $3,350,398, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2008 and December 31, 2007.

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

On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on August 15, 2008 and November 15, 2008. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $10,000,000 from the proceeds of the sale of  St. Marin/Karrington to common general and common limited partners, payable on May 15, 2008. On the same day, the Board also declared a common dividend of $0.169960 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the six months ended June 30, 2008 and 2007, the Company’s aggregate distributions and dividends to common general and common limited partners and Class B common stockholders totaled $12,000,000 and $2,000,000, respectively, of which $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2008 and December 31, 2007.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.           EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007 follows:
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss) from continuing operations	$(16,474,190)	$(8,144,883)	$(23,635,041)	$(14,786,349)
Less: Preferred dividends	(1,675,197)	(1,675,198)	(3,350,396)	(3,350,398)
Net income (loss) from continuing operations available to common shareholders	$(18,149,387)	$(9,820,081)	$(26,985,437)	$(18,136,747)

Net income (loss) from discontinued operations	$26,113,224	$31,264,713	$25,832,084	$30,997,984

Net income (loss) available to common shareholders	$7,963,837	$21,444,632	$(1,153,353)	$12,861,237

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

Net income (loss) from continuing operations per common share available to common shareholders, basic and diluted	$(12.91)	$(6.98)	$(19.19)	$(12.90)

Net income (loss) from discontinued operations per common share available to common shareholders, basic and diluted	$18.57	$22.23	$18.37	$22.04

Net income (loss) per common share available to common shareholders, basic and diluted	$5.66	$15.25	$(0.82)	$9.14

For the six months ended June 30, 2008 and 2007, the Company did not have any common stock equivalents, therefore basic and dilutive earnings per share were the same

9.           COMMITMENTS AND CONTINGENCIES

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

10.           RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended Six months ended June 30, June 30,

	2008	2007	2008	2007

Property management fees	$815,545	$854,361	$1,653,233	$1,678,141
Expense reimbursements	48,975	62,739	97,950	125,478
Salary reimbursements	2,187,625	2,267,783	4,570,924	4,800,110
Asset management fees	418,361	418,359	836,721	836,720
Construction management fees	125,131	254,405	219,005	316,663
Development fees	127,000	100,000	254,000	200,000
Acquisition fees	-	242,250	-	447,250
Interest on revolving credit facility	22,488	331,100	22,488	560,300

Total	$3,745,125	$4,530,997	$7,654,321	$8,964,662

Amounts due to affiliates of $3,104,706 and $2,891,791 are included in Due to affiliates at June 30, 2008 and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due from affiliates of $1,132,370 and $939,244 are included in Due to affiliates at June 30, 2008 and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,972,336 and $1,952,547 at June 30, 2008 and December 31, 2007, respectively, represent intercompany development fees and related party reimbursements.

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

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $219,005 and $316,663 in construction management fees for the six months ended June 30, 2008 and 2007, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate for property development services.  As of June 30, 2008, the Company has one property under development and has incurred fees totaling $254,000 and $200,000 in the six month period ended June 30, 2008 and 2007, respectively.  The fees, of which all are related to the development phase as the project is currently under construction, are based on the project’s development/construction costs.  As of June 30, 2008, $0 has been paid to the affiliate and $254,000 remained payable.

During the six months ended June 30, 2008 and 2007, the Company borrowed $5,000,000 and $37,500,000 respectively, related to the acquisition activities of the Company and repaid advances of $5,000,000 and $20,000,000 respectively, during the same periods.   There was $0 of borrowings outstanding as of June 30, 2008 and December 31, 2007, respectively.  The Company incurred interest and fees of $22,488 and $560,300 related to the facility during the six months ended June 30, 2008 and 2007, respectively.

11.           LEGAL PROCEEDINGS

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

As of June 30, 2008 and December 31, 2007, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of June 30, 2008.

The Company settled the matter related to the Garages and has executed a contract with the seller/developer for the construction of 48 Garages at an aggregate cost of $740,000.  As of June 30, 2008, the garage construction project is scheduled to begin in the third quarter of 2008.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

12.           SUBSEQUENT EVENTS

On August 11, 2008, the operating partnership, through its subsidiaries, BIR Executive GP, L.L.C. and BIR Executive LP, L.L.C.,  simultaneously entered into agreements to purchase 100% of the partnership interests of Executive House Associates, a limited partnership, which is the owner of Executive House Apartments, a 302 unit high rise apartment building located in Philadelphia, Pennsylvania.  The Sellers were unaffiliated third parties.  The purchase price for the partnership interests is approximately $19,328,000 in cash plus the assumption of approximately $30,672,000 of outstanding mortgage debt secured by the property, and is subject to normal operating prorations as provided for in the purchase and sale agreements.  The acquisition of the partnership interests is intended to be the qualified replacement property in connection with the sale of properties identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 Exchange under the Tax Code.  As required by the tax code, a qualified 1031 Exchange intermediary was retained to execute the Executive House acquisition and relinquished properties transactions.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Company’s Board of Directors’ (“Board”) oversight.  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 13 –Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission for additional information about the Advisor.

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

Our highlights of the six months ended June 30, 2008 included the following:

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

•
On February 13, 2008, the Company had a Judgment ordered against it by the court in a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The Judgment was for $774,292 and represented costs and damages in the case.  The Company has appealed the Judgment.  If the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the Judgment, the amount in excess of the $190,000 accrued as of June 30, 2008.  A second part of the proceeding related to the construction of garages on the property was dismissed and the Company has executed a contract for the construction of 48 garages at a cost of $740,000.  The garage construction project is moving forward and construction is scheduled to begin in the third quarter of 2008.

•
On April 10, 2008, the Company paid off the outstanding mortgage balance on the Briarwood property in the amount of $8,600,333 on its maturity date.  $5,000,000 of the payment was funded from a draw on the revolving credit facility and $3,600,333 of the payment was funded from available operating capital.

•
On April 28, 2008, the Operating Partnership completed the sale of 100% of its interest in St. Marin/Karrington Apartments in Coppell, Texas.  On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a portion of the proceeds from the sale of St. Marin/Karrington to the common general and common limited partners as a special distribution in the amount of $10,000,000, payable on May 15, 2008.  On the same day, the Board also declared a common dividend of $0.169960 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution. The company retained the balance of the proceeds in its operating account for its operating use. The operating results of St. Marin/Karrington have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

•
On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshire at Westchase Apartments in Houston, Texas.  The proceeds fro the sale of Berkshire at Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Berkshire at Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of long lived Assets.”

•
On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company.  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units.  The Company has funded $855,000 or 60%, of its commitment as of June 30, 2008.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Recent Accounting Pronouncements

In September 2006, the Statement of Financial Accounting Standards issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 as of January 1, 2008.  The Company has assessed the impact of SFAS No. 157 and has determined that the adoption of SFAS No. 157 did not have a material impact on the financial position or operating results of the Company.

In February 2007, the Statement of Financial Accounting Standards issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has not opted to fair value any assets or liabilities as of march 31, 2008.  The Company has assessed the impact of SFAS No. 159 and, based on not fair valuing any assets or liabilities as of March 31, 2008, has determined that the adoption of SFAS No. 159 did not have a material impact on the financial position or operating results of the Company.

In December 2007, the Statement of Financial Accounting Standards issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  SFAS No. 141R establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is assessing the potential impact that the adoption of SFAS No. 141R may have on its financial position and results of operations.

In December 2007, the Statement of Financial Accounting Standards issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by establishing and expanding accounting and reporting standards for minority interests in a subsidiary.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS No. 160 may have on its financial position and results of operations.

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2008 and December 31, 2007, the Company had $27,200,612 and $22,479,937 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three months ended Six months ended June 30, June 30,

	2008	2007	2008	2007

Cash provided by operating activities	$6,626,684	$4,868,327	$4,507,870	6,305,052
Cash provided by (used) in investing activities	37,987,587	(6,781,192)	33,176,522	(30,949,064)
Cash provided by (used) in financing activities	(28,878,728)	(6,406,020)	(32,963,717)	17,344,491

During the six months ended June 30, 2008, cash increased by $4,507,870. The main component of the overall increase was $33,176,522 provided by investing activities and $4,015,340 used in the operating activities of the Company.  Cash provided by the investing activities was mainly from the sale of the St. Marin and Westchase properties which provided a total of $41,643,556, which was partially offset by $9,838,199 used to fund capital improvements at properties throughout the Company’s portfolio.  The increases were partially offset by $32,963,717 used in the financing activities of the Company, including principal payments on mortgages of $10,764,800, prepayments of mortgages of $6,433,293, regular quarterly distributions to common shareholders of $2,000,000, quarterly distributions to preferred shareholders of $3,350,396 and a special distribution to common shareholders of $10,000,000.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF, and debt repayment and investment in the affiliated BVF. (See footnote 3 to the consolidated financial statements in Part I, Item I herein for additional information).

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

As of June 30, 2008, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio including a fixed rate construction to permanent mortgage on the Arboretum Land Development project, a parcel of vacant land adjacent to the Arboretum Place Apartments that is currently under development and is anticipated to be complete in early 2009.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. As of  June 30, 2008, the Company did not have any borrowings outstanding on the revolving credit facility.

Capital Expenditures

The Company incurred $2,030,302 and $1,583,341 in recurring capital expenditures during the six months ended June 30, 2008 and 2007, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $8,300,427 and $6,296,392 in renovation-related capital expenditures during the six months ended June 30, 2008 and 2007, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In January 2004, the Company authorized the renovation of 252 apartment units at its Berkshires of Columbia (formerly Hannibal Grove) property (“Columbia”) to provide for in-unit washer and dryer hookups. The total cost of the project was estimated to be approximately $1,455,000, or $5,775 per apartment unit.  The Company believes the renovations are necessary to maintain the property’s competitiveness in its sub-market and that the property will also achieve significant growth in rental rates as a result of the renovations.  In September 2005, in addition to the washer and dryer program, the Company approved, after a successful trial project on a limited number of units, the interior renovation of all 252 units at Columbia, including the in-unit washer and dryer hookups in units not yet converted, at an anticipated total cost of $5,292,000, or $21,000 per unit.  As of June 30, 2008, all of 252 apartment units at Columbia have been renovated and leased.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of June 30, 2008, the exterior improvements have been completed and the interior portion of the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 85% complete as 327 of the 375 units had been completed, of which 313 units, or 99%, of those completed units have been leased.  Project costs to date approximate $4,250,000 of the total estimated costs of $5,108,000.

In December 2007, the Company authorized the renovation of the Hampton House property, a 222 unit high-rise building. Approximately $6,126,000 has been budgeted for 2008 for interior and exterior improvements.  Exterior improvements include replacement of windows, sliding doors and balcony railings and interior improvements include updates to apartment units including rehabilitation of the kitchens, bathrooms, lighting and fixtures and updates to common areas and systems, including the lobby, hallways and updates to the buildings central systems.  As of June 30, 2008, both the interior and exterior improvements have begun and are in the early stages of completion.

The Company owns two parcels of vacant land. One parcel is the Arboretum Land which is contiguous to an existing property owned by the Company and the other is also a parcel contiguous with an existing property owned by the Company.  A decision to move forward with the development of the Arboretum Land, which is contiguous with the Arboretum Place Apartments, has been made by the Company.  Development plans were approved and as of November 1, 2007, the Company commenced construction on the development of the vacant land.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is estimated at $17,000,000 and is expected to be completed in early 2009.  As of June 30, 2008, project costs to date approximate $4,081,000. The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  Interest costs are capitalized on development projects until construction is substantially complete.  There was $107,721 and $0 of interest capitalized in the six months ended June 30, 2008 and 2007, respectively.

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

The Company’s capital budgets for 2008 anticipate spending approximately $32,935,000 for ongoing rehabilitation, including the Hampton House project and development of current portfolio properties, including the Arboretum Land development project during the year.  As of June 30, 2008, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the six months ended June 30, 2008

The Company did not acquire any properties during the six month period ended June 30, 2008.

Discussion of dispositions for the six months ended June 30, 2008

On April 28, 2008, the Operating Partnership completed the sale of 100% of its interest in St. Marin/Karrington Apartments in Coppell, Texas.  On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a portion of the proceeds from the sale of St. Marin/Karrington to the common general and common limited partners as a special distribution in the amount of $10,000,000, payable on May 15, 2008.  On the same day, the Board also declared a common dividend of $0.169960 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution. The company retained the balance of the proceeds in its operating account for its operating use. The operating results of St. Marin/Karrington have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshire at Westchase Apartments in Houston, Texas.  The proceeds from the sale of Westchase was deposited in the Company’s operating account for its operating use.  The operating results of Berkshire at Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

The gain from the sale of St. Marin/Karrington and Berkshire at Westchase is reflected, on a combined basis, as gain on disposition on real estate assets in the discontinued operations section of the Consolidated Statements of Operations.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the six months ended June 30, 2008 and 2007, the Company’s aggregate dividends totaled $3,350,396 and $3,350,398, respectively, of which $1,837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2008 and June 30, 2007.

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

On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on August 15, 2008 and November 15, 2008. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $10,000,000 from the proceeds of the sale of St. Marin/Karrington to common general and common limited partners, payable on May 15, 2008. On the same day, the Board also declared a common dividend of $0.169960 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the six months ended June 30, 2008 and 2007, the Company’s aggregate distributions and dividends to common general and common limited partners and Class B common stockholders totaled $12,000,000 and $2,000,000, respectively, of which $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2008 and December 31, 2007.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the six months ended June 30, 2008, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through June 30, 2008, was reduced due to sales of two properties-St. Marin/Karrington and Berkshire at Westchase.  As a result of changes in property holdings in the Total Property Portfolio over the six-month period ended June 30, 2008, the consolidated financial statements show changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the six months ended June 30, 2008 and 2007 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

“Net Operating Income” (“NOI”) falls within the definition of a “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP.  The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company’s multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors.  The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly relate to the income producing activities of the properties.  We believe that to achieve a more complete understanding of the Company’s performance, NOI should be compared with our reported net income (loss).  Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact on interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three month period ended June 30, 2008 and 2007, net income (loss) was $9,639,034 and $23,119,830, respectively.  For the six month period ended June 30, 2008 and 2007, the net income (loss) was $2,197,043 and $16,211,635, respectively.  A reconciliation of our NOI to net loss for the three and six month period ended June 30, 2008 and 2007 are presented as part of the following table on pages 23 and 27.

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.

The tables below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2007 and owned through June 30, 2008.

	Same Property Portfolio
	Three months ended June 30,
			Increase /	%
	2008	2007	(Decrease)	Change
Revenue:
Rental	$17,580,332	$16,939,190	$641,142	3.78%
Interest, utility reimbursement and other	1,055,636	1,029,103	26,533	2.58%
Total revenue	18,635,968	17,968,293	667,675	3.72%

Operating Expenses:
Operating	4,174,265	4,303,420	(129,155)	(3.00)%
Maintenance	1,476,845	1,381,766	95,079	6.88%
Real estate taxes	1,785,993	1,741,532	44,461	2.55%
General and administrative	298,057	362,983	(64,926)	(17.89)%
Management fees	734,093	701,349	32,744	4.67%
Total operating expenses	8,469,253	8,491,050	(21,797)	(0.26)%

Net Operating Income	10,166,715	9,477,243	689,472	7.28%

Non-operating expenses:
Depreciation	7,241,790	7,016,800	224,990	3.21%
Interest	5,958,041	5,975,439	(17,398)	(0.29)%
Amortization of acquired in-place leases and tenant relationships	29,686	191,361	(161,675)	(84.49)%
Total non-operating expenses	13,229,517	13,183,600	45,917	0.35%

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(3,062,802)	(3,706,357)	643,555	(17.36)%

Minority interest in properties	-	-	-	-

Equity in income (loss) of Multifamily Limited Partnership	-	-	-	-

Equity in income (loss) of Mezzanine Loan Limited Liability Company	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Gain on fire damage of real estate assets	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(3,062,802)	$(3,706,357)	$643,555	(17.36	) %

	Total Property Portfolio
	Three months ended June 30,
			Increase /	%
	2008	2007	(Decrease)	Change
Revenue:
Rental	$18,560,814	$17,694,549	$866,265	4.90%
Interest, utility reimbursement and other	1,396,033	1,284,469	111,564	8.69%
Total revenue	19,956,847	18,979,018	977,829	5.15%

Operating Expenses:
Operating	4,609,946	4,658,295	(48,349)	(1.04)%
Maintenance	1,578,183	1,435,212	142,971	9.96%
Real estate taxes	2,034,535	1,805,007	229,528	12.72%
General and administrative	621,916	686,663	(64,747)	(9.43)%
Management fees	1,198,298	1,147,222	51,076	4.45%
Total operating expenses	10,042,878	9,732,399	310,479	3.19%

Net Operating Income	9,913,969	9,246,619	667,350	7.22%

Non-operating expenses:
Depreciation	7,836,000	7,351,984	484,016	6.58%
Interest	6,543,702	6,521,728	21,974	0.34%
Amortization of acquired in-place leases and tenant relationships	50,498	380,573	(330,075)	(86.73)%
Total non-operating expenses	14,430,200	14,254,285	175,915	1.23%

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(4,516,231)	(5,007,666)	491,435	(9.81)%

Minority interest in properties	(206,688)	(1,471,581)	1,264,893	(85.95)%

Equity in income (loss) of Multifamily Limited Partnership	(1,020,262)	(689,536)	(330,726)	47.96%

Equity in income (loss) of Mezzanine Loan Limited Liability Company	6,091	-	6,091	100.00%

Minority common interest in Operating Partnership	(10,737,100)	(976,100)	(9,761,000)	1,000.00%

Discontinued operations	26,113,224	31,264,713	(5,151,489)	(16.48)%

Net income	$9,639,034	$23,119,830	$(13,480,796)	(58.31)%

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.
 (Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2008 in comparison to the similar period of 2007. The majority of the increase is attributable mainly to properties that have completed major renovations in 2007 and are leasing the newly renovated units at premium rent levels and with rising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Berkshire of Columbia in Maryland and the Berkshire on Brompton in Texas.  Market conditions remain favorable in the majority of the sub-markets in which the Company owns and operates apartments.  The Company continues to benefit from property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007.  Utility reimbursements increased, mainly due to successful increases in usage of bill back programs, which recover the cost of utilities from tenants for their units, period over period and were partially offset by decreases in interest income. Miscellaneous revenues increased due to revenues from the fees charged to tenants and potential tenants, including late fees, valet trash and other similar revenue items

Operating Expenses

Operating

Overall operating expenses decreased slightly in the quarter ended June 30, 2008 as compared to the same period of 2007.  The Company continues to realize savings from improved premiums levels when it renewed its property insurance coverage for the portfolio for the policy period as of May 1, 2007 when it was able to achieve modest cost reductions in premiums for its property insurance coverage.  Further insurance cost reductions were achieved in 2008.  Other decreases in expenses included payroll and related benefits, due to position vacancies at various properties and benefit related cost reductions.  The savings were partially offset by increases in some utilities, including gas and water and sewer, advertising publications and rubbish removal.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has undertaken a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment unit.  The project is progressing and the changes to the infrastructure are expected to be complete in the third quarter of 2008 with the related direct billing to be implemented to all units by the end of 2008.  The Company has started to see a reduction in utility expense at Season’s and expects the reduction to continue thru the end of the year.

Maintenance

Maintenance expense increased in the three-months ended June 30, 2008 as compared to the same period of 2007 and is due mainly to higher operating costs in recurring, non-recurring and painting maintenance activities, including normal maintenance activities including interior cleaning and janitorial services, interior painting as well as exterior activities such as landscaping, snow removal and pool services.  As it historically has operated it’s properties, Management continues to employ a proactive maintenance rehabilitation strategy at its multifamily apartment communities within its Same Store portfolio and considers it an effective program that contributes to preserving, and in some cases increasing, its occupancy levels through improved consumer appeal of the apartment communities.

Real Estate Taxes

Real estate taxes increased for the three-months ended June 30, 2008 from the comparable period of 2007. The increase is due mainly to savings realized in the prior comparative period due to a rebate of taxes for a prior period at one of the properties.  Additionally, the Company continues to see a trend of escalation in assessed property valuations for properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the three-month period ended June 30, 2008 compared to 2007.  The overall decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including decreases in legal fees related to ongoing property related issues and projects at certain properties in the portfolio as well as legal fees related to tenant issues including those related to rent collection at various properties in the portfolio.

Management Fees

Management fees of the Same Property Portfolio increased in the three-month period ended June 30, 2008 compared to the same period of 2007 based on a proportionate increased level of revenues in the comparative periods.   Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three-months ended June 30, 2008 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Seasons of Laurel, Hannibal Grove, Standard of Lenox and the Hampton House properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three-months ended June 30, 2008 decreased slightly over the comparable period of 2007. The majority of the decrease is attributable to the pay off of the Briarwood loan balance of $8,600,333 at maturity in April 2008.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three-months ended June 30, 2008 as compared to the same period of 2007.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the twelve-months period ended June 30, 2008.

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.  (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 are due mainly to increases in net operating income of the properties across the portfolio including properties acquired in 2007 for which operating results are not comparative between the two reporting periods, which were offset in part by increased interest costs due to increased number of properties owned by the Company in the comparative periods presented and to the increase in the level of mortgage debt outstanding during the comparative periods.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.

	Same Property Portfolio
	Six months ended June 30,
			Increase /	%
	2008	2007	(Decrease)	Change
Revenue:
Rental	$34,712,404	$33,634,757	$1,077,647	3.20%
Interest, utility reimbursement and other	2,058,091	1,825,491	232,600	12.74%
Total revenue	36,770,495	35,460,248	1,310,247	3.69%

Operating Expenses:
Operating	9,053,061	9,235,989	(182,928)	(1.98)%
Maintenance	2,623,732	2,400,710	223,022	9.29%
Real estate taxes	3,600,304	3,392,687	207,617	6.12%
General and administrative	472,997	687,845	(214,848)	(31.23)%
Management fees	1,438,038	1,390,587	47,451	3.41%
Total operating expenses	17,188,132	17,107,818	80,314	0.47%

Net Operating Income	19,582,363	18,352,430	1,229,933	6.70%

Non-operating expenses:
Depreciation	14,427,026	13,738,596	688,430	5.01%
Interest	12,042,841	11,506,374	536,467	4.66%
Amortization of acquired in-place leases and tenant relationships	59,071	500,977	(441,906)	(88.21)%
Total non-operating expenses	26,528,938	25,745,947	782,991	3.04%

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(6,946,575)	(7,393,517)	446,942	(6.05)%

Minority interest in properties	-	-	-	-

Equity in income (loss) of Multifamily Limited Partnership	-	-	-	-

Equity in income (loss) of Mezzanine Loan Limited Liability Company	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Gain on fire damage of real estate assets	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(6,946,575)	$(7,393,517)	$446,942	(6.05	) %

	Total Property Portfolio
	Six months ended June 30,
			Increase /	%
	2008	2007	(Decrease)	Change
Revenue:
Rental	$36,743,792	$34,581,496	$2,162,296	6.25%
Interest, utility reimbursement and other	2,691,768	2,281,434	410,334	17.99%
Total revenue	39,435,560	36,862,930	2,572,630	6.98%

Operating Expenses:
Operating	9,948,376	9,875,858	72,518	0.73%
Maintenance	2,797,550	2,459,766	337,784	13.73%
Real estate taxes	3,972,751	3,483,248	489,503	14.05%
General and administrative	1,413,192	1,439,924	(26,732)	(1.86	) %
Management fees	2,368,308	2,262,936	105,372	4.66%
Total operating expenses	20,500,177	19,521,732	978,445	5.01%

Net Operating Income	18,935,383	17,341,198	1,594,185	9.19%

Non-operating expenses:
Depreciation	15,590,828	14,152,801	1,438,027	10.16%
Interest	13,212,150	12,283,503	928,647	7.56%
Amortization of acquired in-place leases and tenant relationships	116,481	746,082	(629,601)	(84.39	) %
Total non-operating expenses	28,919,459	27,182,386	1,737,073	6.39%

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(9,984,076)	(9,841,188)	(142,888)	1.45%

Minority interest in properties	(394,032)	(1,695,195)	1,301,163	(76.76	) %

Equity in income (loss) of Multifamily Limited Partnership	(1,549,824)	(1,297,766)	(252,058)	19.42%

Equity in income (loss) of Mezzanine Loan Limited Liability Company	6,091	-	6,091	100.00%

Minority common interest in Operating Partnership	(11,713,200)	(1,952,200)	(9,761,000)	500.00%

Discontinued operations	25,832,084	30,997,984	(5,165,900)	(16.67	) %

Net income	$2,197,043	$16,211,635	$(14,014,592)	(86.45	) %

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2008 in comparison to the similar period of 2007. The majority of the increase is attributable mainly to properties that have completed major renovations in 2007 and are leasing the newly renovated units at premium rent levels and are raising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Berkshire of Columbia in Maryland and the Berkshires on Brompton property in Texas.  Market conditions remain favorable in the majority of the sub-markets in which the Company operates.  The Company continues to benefit from ongoing property rehabilitation projects at various properties in the Same Property Portfolio where successful results benefit the Company by yielding enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007.  Utility reimbursements increased, mainly due to increased usage of bill back programs, which recover the cost of utilities from tenants for their units, period over period and were partially offset by decreases in interest and other miscellaneous revenues. Miscellaneous revenues consist primarily of the fees charged to tenants and potential tenants, including late fees, parking fees, pet fees, laundry fees, application fees and other similar items.

Operating Expenses

Operating

Overall operating expenses decreased slightly in the six-months ended June 30, 2008 as compared to the same period of 2007.  The Company continues to realize savings from improved premiums levels when it renewed its property insurance coverage for the portfolio for the policy period as of May 1, 2007 when it was able to achieve modest cost reductions in premiums for its property insurance coverage.  Other decreases in expenses included payroll and related benefits, due to position vacancies at various properties and benefit related cost reductions.  The savings were partially offset by increases in some utilities, including gas and water and sewer, advertising publications and rubbish removal.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has undertaken a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment unit.  The project is progressing and the changes to the infrastructure are expected to be complete in the third quarter of 2008 with the related direct billing to be implemented to all units by the end of 2008.  The Company has started to see a reduction in utility expense at Season’s and expects the reduction to continue thru the end of the year.

Maintenance

Maintenance expense increased slightly in the six-months ended June 30, 2008 as compared to the same period of 2007 and is due mainly to normal operating fluctuations including normal maintenance activities including interior cleaning and janitorial services, interior painting as well as exterior activities such as landscaping, snow removal and pool services.  As it historically has operated it’s properties, Management continues to employ a proactive maintenance rehabilitation strategy at its multifamily apartment communities within its Same Store portfolio and considers it an effective program that contributes to preserving, and in some cases increasing, its occupancy levels through improved consumer appeal of the apartment communities.

Real Estate Taxes

Real estate taxes increased for the six-months ended June 30, 2008 from the comparable period of 2007. The increase is due to the increased costs at properties in the same property portfolio due to increased rates and property assessments.  Also, the current period expense is higher as a rebate of taxes was recognized in the comparable prior period at one of the properties.  Additionally, the Company continues to see a trend of escalation in assessed property valuations for properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the six-month period ended June 30, 2008 compared to 2007.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including increases in professional services, recruiting costs and temporary help as well as legal fees related to tenant issues including those related to rent collection at various properties in the portfolio.

Management Fees

Management fees of the Same Property Portfolio increased in the six-month period ended June 30, 2008 compared to the same period of 2007 based on a proportionate increased level of revenues in the comparative periods.   Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the six-months ended June 30, 2008 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Seasons of Laurel, Hannibal Grove, Standard of Lenox and the Hampton House properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the six-months ended June 30, 2008 increased slightly over the comparable period of 2007. The majority of the increase is attributable to the refinancing of a mortgage on the Berkshires on Brompton property at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt.  Additionally, new second mortgage debt on two properties that was not in place in the comparative period of 2007 also contributed to the increased interest expense.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the six-months ended June 30, 2008 as compared to the same period of 2007.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the twelve-months period ended June 30, 2008.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.  (Total Property Portfolio).

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 are due mainly to the increase in the number of properties owned by the Company in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of June 30, 2008, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$458,328,182	5.58%

Debt Maturity Summary

Year	Balance	% of Total

2008	$1,347,533	0.29%
2009	19,625,244	4.28%
2010	4,115,382	0.90%
2011	4,390,562	0.96%
2012	4,881,427	1.07%
Thereafter	423,968,034	92.50%
Total	$458,328,182	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of June 30, 2008 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $411,651,846 at June 30, 2008 and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation. The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of June 30, 2008.

Debt-to-Fair Value of Real Estate Assets as of

	June 30, 2008	December 31, 2007

Net book value of multifamily apartment communities	$411,651,846	$464,265,061
Accumulated depreciation	148,782,155	144,240,061
Historical cost	560,434,001	608,505,122
Increase in fair value over historical cost	192,086,481	216,414,878
Fair Value – estimated	$752,520,482	$824,920,000

Mortgage Debt	$458,328,182	$506,903,882

Debt-to-Fair Value of Real Estate Assets	60.91%	61.45%

The Debt-to-Fair Value of Real Estate Assets includes the outstanding borrowings under the Company’s revolving credit facility, which were $0 at June 30, 2008 and December 31, 2007, respectively. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on our ability to meet our short-term liquidity requirements.  Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows.  As of June 31, 2008 and December 31, 2007, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on management’s most current valuation of properties, which was made for all properties owned at December 31, 2007, and acquisition cost of properties acquired subsequent to December 31, 2007, if any.

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

The following table presents a reconciliation of net gain (loss) to FFO for the three and six months ended June 30, 2008 and 2007:

	Three months ended Six months ended June 30, June 30,

	2008	2007	2008	2007

Net income (loss)	$9,639,034	$23,119,830	$2,197,043	$16,211,635
Add
Depreciation of real property	6,113,243	6,611,275	13,276,905	12,630,905
Depreciation of real property included in results of discontinued operations	982,405	171,147	982,405	371,043
Minority common interest in Operating Partnership	10,737,100	976,100	11,713,200	1,952,200
Minority interest in properties	206,688	1,471,581	394,032	1,695,195
Amortization of acquired in-place leases and tenant relationships	50,498	380,573	116,481	751,811
Equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company	1,020,262	689,536	1,549,824	1,297,766

Less
Funds from operations of Multifamily Venture and Limited Partnership Venture	272,200	(320,989)	767,609	(338,208)
Minority interest in properties share of funds from operations	(240,135)	(185,405)	(440,670)	(376,774)
Gain on disposition of real estate assets	(27,031,898)	(32,122,606)	(27,031,898)	(32,122,606)

Funds from Operations	$1,749,397	$791,042	$3,524,931	$2,072,967

FFO for the three and six months ended June 30, 2008 increased as compared to FFO for the three and six month periods ended June 30, 2007.  The increase is due mainly to increases in Net Operating Income of the properties, which was offset in part by increases in interest expense related to increased debt balances in the comparative six-month periods ended June 30, 2008 and 2007.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of June 30, 2008.

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt	$1,347,533	$19,625,244	$4,115,382	$4,390,562	$4,881,427	$423,968,034	$458,328,182
Average Interest Rate	6.20%	5.20%	5.18%	5.19%	5.24%	5.53%	5.58%

The level of market interest rate risk remained relatively consistent from December 31, 2007 to June 30, 2008.  As of June 30, 2008, $0 of the Company’s outstanding debt is outstanding subject to variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  The judgment did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them the amount of $774,292 for costs and damages.  The Company believes that there are reasonable grounds for appeal of this ruling and is pursuing an appeal of the judgment awarded by the court.

As of June 30, 2008 and December 31, 2007, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of June 30, 2008.

The Company settled the matter related to the Garages and has executed a contract with the seller/developer for the construction of 48 Garages at an aggregate cost of $740,000.  As of June 30, 2008, the garage construction project is scheduled to begin in the third quarter of 2008.

The Company and our properties are not subject to any other material pending legal proceedings.

Item 1A.	RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 28, 2008.  As of June 30, 2008 there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

10.2
Purchase and Sale Agreement by and among EHGP, Inc., a Pennsylvania corporation , Eric Blumenfeld, an individual, EHA Acquisition, L.P., a Pennsylvania limited partnership, BIR Executive GP, L.L.C. and BIR Executive LP, L.L.C.  (Incorporated by reference to Exhibit No. 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on
 August 13, 2008).

10.3
Purchase and Sale Agreement by and among Anthony W. Packer, an individual, Jerome D. Winnick , an individual, Shoreline/Marin LLC, a Delaware limited liability company, BIR Executive GP, L.L.C. and BIR Executive LP, L.L.C. (Incorporated by reference to Exhibit No. 99.2 to the Registrant's Current Report on Form 8-K filed with the SEC on
August 13, 2008).

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

BERKSHIRE INCOME REALTY, INC.
August 14, 2008	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

August 14, 2008	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer