Form 10-Q
period 2008-09-30
BERKSHIRE INCOME REALTY INC
filed 2008-11-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒   No

There were 1,406,196 shares of Class B common stock outstanding as of November 13, 2008.

Part I                               FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $154,285,956 and $144,240,061, respectively	$462,403,236	$464,265,061
Cash and cash equivalents	8,304,227	22,479,937
Cash restricted for tenant security deposits	1,853,232	1,953,503
Replacement reserve escrow	5,381,253	7,760,738
Prepaid expenses and other assets	9,957,254	11,026,329
Investment in Multifamily Limited Partnership	14,878,639	16,794,450
Investment in Mezzanine Loan Limited Liability Company	904,192	-
Acquired in place leases and tenant relationships, net of accumulated amortization of $5,909,360 and $7,136,556, respectively	617,721	201,002
Deferred expenses, net of accumulated amortization of $1,297,941 and $1,045,194, respectively	3,681,517	3,581,610
Total assets	$507,981,271	$528,062,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$488,072,643	$506,903,882
Revolving credit facility - affiliate	10,000,000	-
Due to affiliates	1,975,424	1,952,547
Dividend and distributions payable	1,837,607	1,837,607
Accrued expenses and other liabilities	12,109,871	13,351,402
Tenant security deposits	2,204,675	1,955,389
Total liabilities	516,200,220	526,000,827

Commitments and contingencies	-	-

Minority interest in properties	-	-

Minority common interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively		-
Accumulated deficit	(78,443,843)	(68,163,089)

Total stockholders’ equity	(8,218,951)	2,061,803

Total liabilities and stockholders’ equity	$507,981,271	$528,062,630

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended Nine months ended September 30, September 30,
	2008	2007	2008	2007
Revenue:
Rental	$18,951,193	$18,241,631	$55,694,985	$52,823,127
Interest	145,303	230,983	512,972	643,820
Utility reimbursement	400,158	323,750	1,211,612	881,552
Other	781,147	842,690	2,293,792	2,153,484
Total revenue	20,277,801	19,639,054	59,713,361	56,501,983

Expenses:
Operating	4,857,545	4,792,496	14,805,920	14,668,354
Maintenance	1,562,199	1,531,383	4,359,748	3,990,340
Real estate taxes	2,260,542	1,893,582	6,233,294	5,376,830
General and administrative	846,257	695,992	2,259,449	2,136,725
Management fees	1,205,926	1,182,391	3,574,233	3,445,327
Depreciation	7,787,657	7,496,275	23,378,485	21,649,076
Interest	6,554,605	6,871,780	19,766,756	19,155,283
Amortization of acquired in-place leases and tenant relationships	128,987	281,872	245,468	1,027,954
Total expenses	25,203,718	24,745,771	74,623,353	71,449,889

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(4,925,917)	(5,106,717)	(14,909,992)	(14,947,906)

Minority interest in properties	(204,270)	(168,000)	(598,302)	(1,863,195)

Equity in income (loss) of Multifamily Limited Partnership	(1,066,063)	(739,397)	(2,615,887)	(2,037,163)

Equity in income (loss) of Mezzanine Loan Limited Liability Company	43,101	-	49,192	-

Minority common interest in Operating Partnership	(976,100)	(976,100)	(12,689,300)	(2,928,300)

Net income (loss) from continuing operations	(7,129,249)	(6,990,214)	(30,764,289)	(21,776,564)

Discontinued operations:
Income (loss) from discontinued operations	(15,901)	(105,934)	(1,215,715)	(1,230,556)
Gain on disposition of real estate assets	3,591	(11,367)	27,035,489	32,111,239
Income (loss) from discontinued operations	(12,310)	(117,301)	25,819,774	30,880,683

Net income (loss)	$(7,141,559)	$(7,107,515)	$(4,944,515)	$9,104,119

Preferred Dividend	(1,675,144)	(1,675,197)	(5,025,539)	(5,025,595)

Net income (loss) available to common shareholders	$(8,816,703)	$(8,782,712)	$(9,970,054)	$4,078,524
Net income (loss) from continuing operations per common share, basic and diluted	$(6.26)	$(6.16)	$(25.45)	$(19.06)
Net income (loss) from discontinued operations per common share, basic and diluted	$(0.01)	$(0.08)	$18.36	$21.96
Net income (loss) available to common shareholders, per common share, basic and diluted	$(6.27)	$(6.24)	$(7.09)	$2.90
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$-	$-	$0.20	$0.03
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)

						Total
					Accumulated	Stockholders’
	Series A Preferred Stock		Class B Common Stock		Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	2,978,110	$70,210,830	1,406,196	$14,062	$(68,163,089)	$2,061,803

Net income	-	-	-	-	(4,944,515)	(4,944,515)

Distributions to common shareholders	-	-	-	-	(310,700)	(310,700)

Distributions to preferred shareholders	-	-	-	-	(5,025,539)	(5,025,539)

Balance at September 30, 2008	2,978,110	$70,210,830	1,406,196	$14,062	$(78,443,843)	$(8,218,951)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,944,515)	$9,104,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	389,993	333,179
Amortization of acquired in-place leases and tenant relationships	245,468	1,033,683
Depreciation	24,360,890	24,266,586
Loss on extinguishment of debt	-	290,341
Minority interest in properties	598,302	1,863,195
Equity in loss of Multifamily Limited Partnership	2,615,887	2,037,163
Equity in income of Mezzanine Loan Limited Liability Company	(49,192)	-
Minority common interest in Operating Partnership	12,689,300	2,928,300
Interest earned on replacement reserve deposits	(62,034)	-
Gain on disposition of real estates related to fire	(129,146)	-
Gain on disposition of real estate assets	(27,035,489)	(32,111,239)
Write off deferred financing costs	195,453	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(51,938)	(375,050)
Prepaid expenses and other assets	2,409,482	(2,042,085)
Due to/from affiliates	22,877	807,280
Accrued expenses and other liabilities	(1,838,665)	507,553
Net cash provided by operating activities	9,416,673	8,643,025

Cash flows from investing activities:
Capital improvements	(19,155,849)	(12,562,119)
Acquisition of multifamily apartment communities	-	(45,009,930)
Acquisition of real estate limited partnership interests	(20,148,140)	-
Proceeds from sale of real estate interests	41,643,556	44,690,564
Interest earned on replacement reserve deposits	-	(38,562)
Deposits to replacement reserve escrow	(579,572)	(1,812,750)
Withdrawals from replacement reserve escrow	3,289,647	-
Investment in Multifamily Limited Partnership	(700,075)	(6,370,681)
Investment in Mezzanine Loan Limited Liability Company	(855,000)	-
Distributions from Multifamily Limited Partnership	-	141,802
Net cash provided by (used in) investing activities	3,494,567	(20,961,676)

Cash flows from financing activities:
Borrowings from mortgage notes payable	-	73,090,000
Principal payments on mortgage notes payable	(11,685,713)	(2,886,842)
Prepayments of mortgage notes payable	(6,433,293)	(31,451,196)
Borrowings from revolving credit facility - affiliate	15,000,000	37,500,000
Principal payments on revolving credit facility - affiliate	(5,000,000)	(37,500,000)
Good faith deposits on mortgage notes payable	341,250	(325,000)
Deferred financing costs	(685,353)	(748,470)
Distributions to minority interest in properties	(598,302)	(1,872,645)
Distributions on common operating partnership units	(13,000,000)	(3,000,000)
Distributions to preferred shareholders	(5,025,539)	(5,025,595)
Net cash provided by (used in) financing activities	(27,086,950)	27,780,252

Net increase (decrease) in cash and cash equivalents	(14,175,710)	15,461,601
Cash and cash equivalents at beginning of period	22,479,937	15,393,249
Cash and cash equivalents at end of period	$8,304,227	$30,854,850

Supplemental disclosure:
Cash paid for interest	$20,790,026	$20,378,362

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the nine months ended September 30,
	2008	2007

Supplemental disclosure (continued):

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$768,852	$136,884
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units and shares	1,000,000	1,000,000
Mortgage debt assumed by buyer	31,377,606	-
Write-off of real estate assets – hurricane damage	1,040,898	-
Insurance proceeds receivable - hurricane damage	1,040,898	-

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$-	$(45,040,527)
Acquired in-place leases	-	(615,003)
Prepaid expenses	-	(346,568)
Accrued expenses	-	737,089
Tenant security deposit liability	-	255,079
Net cash used for acquisition of Multifamily apartment communities	$-	$(45,009,930)

Acquisition of real estate limited partnership interests:

Assets purchased:
Multifamily apartment communities	$(50,205,199)	$-
Acquired in-place leases	(662,187)	-
Prepaid expenses	(640,758)	-
Accrued expenses	293,134	-
Tenant security deposit liability	401,496	-
Mortgage debt assumed	30,665,374	-
Net cash used for acquisition of real estate limited partnership interests	$(20,148,140)	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of September 30, 2008, the Company owned, or had an interest in, 26 multifamily apartment communities consisting of a total 7,247 apartment units.

Discussion of acquisitions for the nine months ended September 30, 2008

On September 18, 2008, the Company’s operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), through a newly formed and wholly owned subsidiary, BIR Executive House, L.P., completed the acquisition of 100% of the partnership interests in Executive House Associates, the owner of Executive House Apartments, a 302 unit multifamily apartment community located in Philadelphia, Pennsylvania, from an unaffiliated third party.  The purchase price of $50,000,000 and related closing costs consisted of a cash payment of $20,148,140 plus the assumption of the outstanding mortgage debt secured by the property. The purchase was subject to normal operating pro rations.  The cash portion of the purchase price and related closing costs were funded through a $10,000,000 advance from the revolving credit facility available from an affiliate and available cash.   The acquisition of Executive House is intended to be the qualified replacement property in connection with the pending sale of the Westchester West property, expected to be sold in the fourth quarter of 2008, identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 Exchange under the Internal Revenue Code of 1986, as amended, (the “Tax Code”).  As required by the Tax Code, a qualified 1031 Exchange intermediary was retained to execute the Executive House acquisition and relinquished properties transactions.  As of September 30, 2008, the purchase price allocation was final and no further adjustment is contemplated.

Discussion of dispositions for the nine months ended September 30, 2008

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

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 as of January 1, 2008.  The Company has assessed the impact of SFAS No. 157 and has determined that the adoption of SFAS No. 157 did not have a material impact on the financial position or operating results of the Company. Additionally, the Company is assessing the potential impact that the adoption of SFAS No. 157 may have on non-financial assets and non-financial liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has not opted to fair value any assets or liabilities as of September 30, 2008.  The Company has assessed the impact of SFAS No. 159 and, based on not fair valuing any assets or liabilities as of September 30, 2008, has determined that the adoption of SFAS No. 159 did not have a material impact on the financial position or operating results of the Company.

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

Consolidated statements of Comprehensive Income (Loss)

For the nine months ended September 30, 2008 and 2007, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30,	December 31,
	2008	2007

Land	$63,092,313	$63,636,289
Buildings, improvements and personal property	553,596,879	544,868,833

Multifamily apartment communities	616,689,192	608,505,122
Accumulated depreciation	(154,285,956)	(144,240,061)

Multifamily apartment communities, net	$462,403,236	$464,265,061

The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values.  The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

Discontinued Operations

On May 30, 2007 and June 22, 2007 the Operating Partnership completed the sale of 100% of the fee simple interest of the Trellis at Lee’s Mill (“Trellis”) and the Dorsey’s Forge (“Dorsey’s”) properties, respectively.  The assets and liabilities related to the sale of the properties were removed from the accounts of the Company pursuant to the recording of the sale of the property.

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

The results of operations for Trellis, Dorsey’s, St. Marin and Westchase properties have been restated and are presented as results from discontinued operations in the statement of operations for the three and nine months ended September 30, 2008 and 2007, respectively, pursuant to FASB No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The operating results of discontinued operations for the three and nine months ended September 30, 2008 and 2007 are presented in the following table.

	Three months ended Nine months ended September 30, September 30,

	2008	2007	2008	2007
Revenue:

Rental	$157	$2,072,461	$2,849,651	$8,038,726
Interest	-	856	-	2,323
Utility reimbursement	49	47,092	96,474	163,495
Other	1,275	125,199	165,236	406,327
Total revenue	1,481	2,245,608	3,111,361	8,610,871

Expenses:
Operating	5,411	515,891	726,283	2,047,268
Maintenance	8,586	135,890	156,493	667,104
Real estate taxes	-	377,514	765,263	1,314,965
General and administrative	3,329	56,545	105,684	198,021
Management fees	56	84,402	121,702	336,327
Depreciation	-	691,505	982,405	2,617,509
Loss on early extinguishment of debt	-	-	819,914	566,290
Interest	-	489,795	649,332	2,088,214
Amortization of acquired in-place leases and tenant relationships	-	-	-	5,729
Total expenses	17,382	2,351,542	4,327,076	9,841,427

Loss from discontinued operations	$(15,901)	$(105,934)	$(1,215,715)	$(1,230,556)

On September 13, 2008, the Company sustained varying degrees of damage from Hurricane Ike to four of its Houston area properties.  The Walden Pond property suffered the greatest damage estimated at approximately $2.5 million of which the Company will be responsible for a $570,000 insurance deductible.  The Company has incurred approximately $225,000 of clean- up and emergency repair expense and has begun the process of renovating units damaged by the storm   As of September 30, 2008, the Company has written-off an estimated net book value of approximately $1.0 million for assets damaged by the storm and recorded a like amount for insurance proceeds receivable.

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (as Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 (“APB No.18”), and is necessary in order for the Company to consistently meet its regulatory filing deadlines.  As of September 30, 2008 and December 31, 2007, the Company has accounted for its share of the equity in BVF operating activity through June 30, 2008 and September 30, 2007, respectively.

On September 12, 2008, the Company received notice of the tenth capital call by BVF, an affiliate of the Company.  The capital call represented 3.0%, or $700,075, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on September 26, 2008 and brought the total direct investment by the Company in BVF to $21,772,326, or 93.0% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

ASSETS	June 30, 2008	September 30, 2007

Multifamily apartment communities, net	$1,211,225,683	$997,654,798
Cash and cash equivalents	18,263,905	6,649,923
Other assets	28,060,991	39,121,557
Total assets	$1,257,550,579	$1,043,426,278

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$940,001,601	$736,027,766
Revolving credit facility	66,900,000	69,000,000
Other liabilities	19,590,312	24,014,923
Minority interest	37,162,633	19,121,730
Partners’ capital	193,896,033	195,261,859
Total liabilities and partners’ capital	$1,257,550,579	$1,043,426,278

Company’s share of partners’ capital	$13,574,169	$13,669,787
Basis differential (1)	1,304,470	3,124,663
Carrying value of the Company’s investment in Multifamily Limited Partnership	$14,878,639	$16,794,450

1) - This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At June 30, 2008 and September 30, 2007, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $700,075 and $3,710,396, to BVF during the third quarter of 2008 and the fourth quarter of 2007, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

The summarized statement of operations of BVF for the three and nine months ended June 30, 2008 and 2007 is as follows:

	Three months ended Nine months ended June 30, June 30,
	2008	2007	2008	2007
Revenue	$34,974,846	$20,728,213	$97,489,967	$57,905,757

Expenses	(53,113,608)	(32,332,729)	(147,198,499)	(90,276,721)

Minority interest	2,910,918	1,110,268	6,764,119	3,339,178

Gain on sale of properties	-	-	5,578,590	-

Net loss attributable to investment	$(15,227,844)	$(10,494,248)	$(37,365,823)	$(29,031,786)

Equity in loss of Multifamily Limited Partnership	$(1,066,063)	$(734,676)	$(2,615,887)	$(2,032,442)

4.           INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of Mezzanine Loan LLC.  The Company has funded $855,000, or 60% of its commitment as of September 30, 2008.  During the period ended September 30, 2008, the Company recorded $49,192 of equity in income of the Mezzanine Loan LLC.  The carrying value of the Company’s investment in the Mezzanine Loan LLC was $904,192 at September 30, 2008.

The Company has evaluated its investment in Mezzanine Loan LLC and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of Mezzanine Loan LLC as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.  The Company accounted for its investment in Mezzanine Loan LLC under the equity method of accounting in accordance with the provisions of paragraph 19 of APB No.18.

5.           MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan will be used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company. The interest rate on the note is fixed at 6.20% and has a term of 7 years, including a 2 year construction period and 5 years of permanent financing.  The loan is a non-drawn mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project. On September 12, 2008, the Company submitted the first construction loan draw to the lender for the Arboretum Land development project totaling $3,371,836.  As of September 30, 2008, there have been no advances on this mortgage.  The Company will continue to draw on this mortgage in the fourth quarter of 2008.

On September 18, 2008, the Company, through its wholly owned subsidiary, BIR Executive House, L.P., in connection with the acquisition of Executive House Apartments, assumed a first and second non-recourse mortgage note payable with then outstanding balances of $27,000,000 and $3,665,374, which are collateralized by the related property. The interest rates on the notes are fixed at 5.515% and 5.99%, respectively, for terms of approximately 7 and 4 years, respectively.  The first mortgage note requires monthly payments of $153,557 of principal and interest after seven payments of interest only and the second mortgage note requires monthly payments of $22,160 of principal and interest. In accordance with FAS 141, “Business Combinations”, the Company recorded the mortgages at their carrying value as the fair value, which was determined by calculating the present value of the future payments at current interest rates, approximated carrying value.

6.           REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained financing in the form of a revolving credit facility in the amount of $20,000,000. The revolving credit facility was provided by an affiliate of the Company. The revolving credit facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the revolving credit facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement had a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the revolving credit facility were agreed upon through negotiations and were approved by the Audit Committee of the Board, which is comprised solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange.

On October 30, 2006, the Company exercised its contractual option to extend the maturity date on the revolving credit facility available from the affiliate.  The Company sent notice to the affiliate, pursuant to the credit agreement, to extend the maturity date of the revolving credit facility to June 30, 2007.

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

During the nine months ended September 30, 2008 and 2007, the Company borrowed $15,000,000 and $37,500,000, respectively, under the revolving credit facility related to the acquisition activities of the Company and repaid advances of $5,000,000 and $37,500,000 respectively, during the same periods.   There was $10,000,000 and $0 of borrowings outstanding as of September 30, 2008 and December 31, 2007, respectively, under the facility.  The Company incurred interest and fees of $51,615 and $676,400 related to the revolving credit facility during the nine months ended September 30, 2008 and 2007, respectively.  The Company currently expects to repay the loan in the fourth quarter of 2008 from proceeds of the sale of properties currently under contract to be sold.

7.           STOCKHOLDERS’ EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.  For the nine months ended September 30, 2008 and 2007, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,540 and $5,025,595, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2008 and December 31, 2007.

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

On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $10,000,000 from the proceeds of the sale of St. Marin to common general and common limited partners, payable on May 15, 2008. On the same day, the Board also declared a common dividend of $0.169960 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.

For the nine months ended September 30, 2008 and 2007, the Company’s aggregate distributions and dividends to common general and common limited partners and Class B common stockholders totaled $13,000,000 and $3,000,000, respectively, of which $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2008 and December 31, 2007.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.           EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007 follows:
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss) from continuing operations	$(7,129,249)	$(6,990,214)	$(30,764,289)	$(21,776,564)
Less: Preferred dividends	(1,675,144)	(1,675,197)	(5,025,539)	(5,025,595)
Net income (loss) from continuing operations available to common shareholders	$(8,804,393)	$(8,665,411)	$(35,789,828)	$(26,802,159)

Net income (loss) from discontinued operations	$(12,310)	$(117,301)	$25,819,774	$30,880,683

Net income (loss) available to common shareholders	$(8,816,703)	$(8,782,712)	$(9,970,054)	$4,078,524

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

Net income (loss) from continuing operations per common share available to common shareholders, basic and diluted	$(6.26)	$(6.16)	$(25.45)	$(19.06)

Net income (loss) from discontinued operations per common share available to common shareholders, basic and diluted	$(0.01)	$(0.08)	$18.36	$21.96

Net income (loss) per common share available to common shareholders, basic and diluted	$(6.27)	$(6.24)	$(7.09)	$2.90

For the nine months ended September 30, 2008 and 2007, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

10.           RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended Nine months ended September 30, September, 30,

	2008	2007	2008	2007

Property management fees	$787,621	$848,434	$2,440,855	$2,526,575
Expense reimbursements	48,975	62,739	146,925	188,217
Salary reimbursements	2,152,324	2,306,373	6,723,247	7,106,483
Asset management fees	418,360	418,360	1,255,081	1,255,079
Construction management fees	141,423	229,030	360,428	545,693
Development fees	127,000	100,000	381,000	300,000
Acquisition fees	500,000	-	500,000	447,500
Interest on revolving credit facility	29,128	116,100	51,615	676,400

Total	$4,204,831	$4,081,036	$11,859,151	$13,045,947

Amounts due to affiliates of $2,634,120 and $2,891,791 are included in Due to affiliates at September 30, 2008 and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due from affiliates of $658,696 and $939,244 are included in Due to affiliates at September 30, 2008 and December 31, 2007, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due to affiliates of $1,975,424 and $1,952,547 at September 30, 2008 and December 31, 2007, respectively, represent intercompany development fees and related party reimbursements.

The Company pays property management fees to an affiliate for property management services.  The fees are payable at a rate of 4% of gross income.

The Company pays asset management fees to an affiliate, Berkshire Advisor, for asset management services.  These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.  Effective April 4, 2003, under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the minority partners in the properties.  The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the quarter ended September 30, 2008, the Company paid a $500,000 acquisition fee in relation to the acquisition of Executive House.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $360,428 and $545,693 in construction management fees for the nine months ended September 30, 2008 and 2007, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of September 30, 2008, the Company has one property under development and has incurred fees totaling $381,000 and $300,000 in the nine month period ended September 30, 2008 and 2007, respectively.  The fees, all of which are related to the development phase as the project is currently under construction, are based on the project’s development/construction costs.  As of September 30, 2008, $0 has been paid to the affiliate for the current year fees and $381,000 remained payable related to the Arboretum Land development project.

During the nine months ended September 30, 2008 and 2007, the Company borrowed $15,000,000 and $37,500,000 respectively, related to the acquisition activities of the Company and repaid advances of $5,000,000 and $37,500,000 respectively.  There was $10,000,000 and $0 of borrowings outstanding as of September 30, 2008 and December 31, 2007, respectively.  The Company incurred interest and fees of $51,615 and $676,400 related to the revolving credit facility during the nine months ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008 and December 31, 2007, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of September 30, 2008.

The Company settled the matter related to the Garages and has executed a contract with the seller/developer for the construction of 48 Garages at an aggregate cost of $740,000.  As of September 30, 2008, the garage construction project was in process and  scheduled to be completed  in the fourth quarter of 2008.

The Company and our properties are not subject to any other material pending legal proceedings.

12.           SUBSEQUENT EVENTS

On October 20, 2008, the Company, through its wholly owned subsidiary, BIR Briarwood Limited Partnership, executed a non-recourse mortgage note payable on the Berkshires at Briarwood Village Apartments for $13,200,000, which is collateralized by the related property.  The interest rate on the note is fixed at 6.43% for a term of 10 years.  The note requires interest only payments for the first 24 months and matures on October 1, 2018, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.  The new mortgage debt is a replacement for debt $8,575,364 that matured in April 2008.

On October 27, 2008, the Company repaid an advance of $7,500,000 under the revolving credit facility available from an affiliate and reduced the outstanding borrowing balance to $2,500,000.

On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments in Cockeysville, Maryland.  The selling price was $52,000,000 and subject to normal closing costs and operating prorations.  The Company’s portion of the net proceeds from the sale of Century was deposited in the Company’s operating account for its operating use.

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

Current economic conditions have lead to instability and tightening in the credit markets and have lead to increases in spreads and the related pricing of secured and unsecured debt.   Prolonged interest rate increases could negatively impact the Company’s ability to make future acquisitions, develop or renovate properties or refinance existing debt at acceptable rates.  Additionally, prospective buyers of our properties may also have difficulty obtaining debt which might make it more difficult for the Company to sell properties a acceptable pricing levels.  Continued disruptions in the credit markets may also indirectly adverse effects on the Company’s operations or the overall economy in which it operates.

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc, a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Company’s Board of Directors’ (“Board”) oversight.  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 13 –Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC for additional information about the Advisor.

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

As of November 14, 2008, the Company owns of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine months ended September 30, 2008 included the following:

•
On January 25, 2008, the Company closed on $13,650,000 of fixed rate mortgage debt on the development project of the Reserve at Arboretum Place.  The proceeds of the borrowing will be used to build multifamily buildings on a parcel of pre-purchased land adjacent to the Arboretum Place Apartments.  The loan will be a non-drawn mortgage note with a fixed interest rate of 6.20% and a term of 7 years.  This loan was granted with equity requirements that the Company would provide an equity investment for the project in the amount of $5,458,671.  The amount of $5,458,671 represented by the land and improvements are $2,150,000 and $3,308,671 respectively.

•
On February 13, 2008, the Company had a judgment ordered against it by the court in a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The judgment was for $774,292 and represented costs and damages in the case.  The Company has appealed the judgment.  If the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the judgment, the amount in excess of the $190,000 accrued as of September 30, 2008.  A second part of the proceeding related to the construction of garages on the property was dismissed, and the Company has executed a contract for the construction of 48 garages at an aggregate cost of $740,000.  The garage construction project is in progress and is scheduled to be complete in the fourth quarter of 2008.

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

•
On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshire at Westchase Apartments in Houston, Texas.  The proceeds from the sale of Berkshires at Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Berkshires at Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of long lived Assets.”

•
On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company.  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units.  The Company has funded $855,000 or 60%, of its commitment as of September 30, 2008.

•
On September 12, 2008, The Company received notice of an additional call of capital from BVF.  The tenth investment of $700,075, or 3.0% of the total BIR commitment, was paid on September 26, 2008.  After the payment, the Company has invested $21,772,326 or approximately 93.0% of its total commitment of $23,400,000 to BVF.

•
On September 13, 2008, the Company sustained varying degrees of damage from Hurricane Ike to four of its Houston area properties.  The Walden Pond property suffered the greatest damage estimated at approximately $2.5 million of which the Company will be responsible for a $570,000 insurance deductible.  Brompton, Briarwood and Gables all suffered minimal damage estimated at approximately $50,000 each.

•
On September 17, 2008, the Company borrowed $10,000,000 on the revolving credit facility available from an affiliate.  The proceeds of the borrowing were used in the acquisition of Executive House.  The Company expects to repay the loan in the fourth quarter of 2008 from proceeds of the sale of properties subject to purchase and sale contracts at September 30, 2008.

•
On September 18, 2008, the Company acquired 100% of the partnership interests in Executive House Associates, the owner of Executive House Apartments for $50,000,000, from an unaffiliated seller.  The high rise residential property is located in Philadelphia, Pennsylvania and has 302 units.  The purchase price of $50,000,000 and related closing costs consisted of a cash payment of $20,148,140 plus the assumption of the outstanding mortgage debt secured by the property. The purchase was subject to normal operating pro rations.  The cash portion of the purchase price and related closing costs were funded through a $10,000,000 advance from the revolving credit facility available from an affiliate and available cash.  The property has been designated as a qualified replacement property in the reverse 1031 exchange transaction with the pending sale of Westchester West property.

•
On September 25, 2008, The Company closed on the sale of the Hampton House liquor license at a price of $275,000.  The license, which was acquired as part of the acquisition of the property, was sold as it was determined it was no longer needed for operations at the property. The proceeds from the sale were reduced by the costs relating to the sale including a 10% commission.

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

Recent Accounting Pronouncements
In September 2006, the Statement of Financial Accounting Standards issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 as of January 1, 2008.  The Company has assessed the impact of SFAS No. 157 and has determined that the adoption of SFAS No. 157 did not have a material impact on the financial position or operating results of the Company. Additionally, the Company is assessing the potential impact that the adoption of SFAS No. 157 may have on non-financial assets and non-financial liabilities.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2008 and December 31, 2007, the Company had $8,304,227 and $22,479,937 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three months ended Nine months ended September 30, September 30,

	2008	2007	2008	2007

Cash provided by operating activities	$4,908,803	$2,337,973	$9,416,673	8,643,025
Cash provided by (used) in investing activities	(29,681,955)	9,987,388	3,494,567	(20,961,676)
Cash provided by (used) in financing activities	5,876,767	10,435,761	(27,086,950)	27,780,252

During the nine months ended September 30, 2008, cash decreased by $14,175,710. The main component of the overall decrease was $27,086,950 used by financing activities of the Company, which was used for payment of mortgage notes of $11,685,713, prepayment of a mortgage note of $6,433,293, distributions of common and special dividends of $13,000,000 and preferred dividends of $5,025,539 which were partially offset by a draw on the revolving credit facility available from an affiliate of $10,000,000. Increases in cash related to investing activities total $3,494,567 and was mainly from the sale of St. Marin and Westchase properties which provided a total of $41,643,556, which was offset by $20,148,140 used to acquire Executive House and $19,155,849 used to fund capital improvements and development at properties throughout the Company’s portfolio.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that prolonged interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates. As of September 30, 2008, approximately $38,705,000 of principal, or 7.93% of the Company’s outstanding mortgage debt is due to be repaid within the next four years.  Of the principal amounts due during that period, only one mortgage note, in the amount of $15,720,000, is due to mature and be repaid in full.  All other payments of principal are regular monthly payments in accordance with the loans amortization schedule.  Refer to the “Debt Maturity Summary” schedule on page 31 of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies.

As of September 30, 2008, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of the Briarwood property, for which it obtained fixed interest rate mortgage financing on October 20, 2008.  The fixed interest rate mortgage financing also includes a fixed rate construction to permanent mortgage on the Arboretum Land Development project, a parcel of vacant land adjacent to the Arboretum Place Apartments that is currently under development and is anticipated to be complete in early 2009.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. As of September 30, 2008, the Company  has $10,000,000 borrowings outstanding on the revolving credit facility.

Capital Expenditures

The Company incurred $3,566,961 and $3,665,617 in recurring capital expenditures during the nine months ended September 30, 2008 and 2007, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $15,588,888 and $8,896,502 in renovation and development related capital expenditures during the nine months ended September 30, 2008 and 2007, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of September 30, 2008, the exterior improvements have been completed and the interior portion of the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 90% complete as 333 of the 375 units had been completed, of which 331 units, or 99%, of those completed units have been leased.  Project costs to date approximate $4,762,000 of the total estimated costs of $5,108,000.

In December 2007, the Company authorized the renovation of the Hampton House property, a 222 unit high-rise building. Approximately $6,126,000 has been budgeted for 2008 for interior and exterior improvements.  Exterior improvements include replacement of windows, sliding doors and balcony railings and interior improvements include updates to apartment units including rehabilitation of the kitchens, bathrooms, lighting and fixtures and updates to common areas and systems, including the lobby, hallways and updates to the buildings central systems.  As of September 30, 2008, the interior renovations of the lobby and amenities are progressing.  Additionally, 42 units, or 18%, of the individual apartment units have been renovated and 27 of the renovated units have been leased as of September 30, 2008. Scope changes are expected to increase the overall cost of the project by approximately $900,000.  The exterior improvements have been completed as of September 30, 2008.

The Company owns two parcels of vacant land. One parcel is the Arboretum Land which is contiguous to an existing property owned by the Company and the other is also a parcel contiguous with an existing property owned by the Company.  A decision to move forward with the development of the Arboretum Land, which is contiguous with the Arboretum Place Apartments, has been made by the Company.  Development plans were approved and as of November 1, 2007, the Company commenced construction on the development of the vacant land.  The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  The project cost is estimated at $17,000,000 and is expected to be completed in early 2009.  As of September 30, 2008, project costs to date approximate $8,211,854. The development plans include the construction of five buildings, containing 143 units, and a clubhouse.  Interest costs are capitalized on development projects until construction is substantially complete.  There was $222,404 and $0 of interest capitalized in the nine months ended September 30, 2008 and 2007, respectively.

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

The Company’s capital budgets for 2008 anticipate spending approximately $32,935,000 for ongoing rehabilitation, including the Hampton House project and development of current portfolio properties, including the Arboretum Land development project during the year.  As of September 30, 2008, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the nine months ended September 30, 2008

On September 18, 2008, the Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Executive House, L.P., completed the acquisition of 100% of the partnership interests in Executive House Associates, the owner of Executive House Apartments, a 302 unit multifamily apartment community located in the City of Philadelphia, Pennsylvania, from an unaffiliated third party.  The purchase price of $50,000,000 and related closing costs consisted of a cash payment of $20,148,140 plus the assumption of the outstanding mortgage debt secured by the property. The purchase was subject to normal operating pro rations.  The cash portion of the purchase price and related closing costs were funded through a $10,000,000 advance from the revolving credit facility available from an affiliate and available cash.  The acquisition of Executive House is intended to be the qualified replacement property in connection with the sale of the Westchester West property identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 Exchange under the Tax Code.  As required by the tax code, a qualified 1031 Exchange intermediary was retained to execute the Executive House acquisition and relinquished properties transactions.  As of September 30, 2008, the purchase price allocation was final and no further adjustment is contemplated.

Discussion of dispositions for the nine months ended September 30, 2008

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

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the nine months ended September 30, 2008 and 2007, the Company’s aggregate dividends totaled $5,025,539 and $5,025,595, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2008 and December 31, 2007.

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

For the nine months ended September 30, 2008 and 2007, the Company’s aggregate distributions and dividends paid to common general and common limited partners and Class B common stockholders totaled $13,000,000 and $3,000,000 respectively. Additionally, as of September 30, 2008 and December 31, 2007, $1,000,000 of distributions are payable and included on the balance sheet in Dividends and Distributions Payable.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the nine months ended September 30, 2008, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through September 30, 2008, was reduced by the sale of two properties-St. Marin/Karrington and Berkshire at Westchase and increased by the purchase of one property – Executive House in Philadelphia Pennsylvania.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the nine-month period ended September 30, 2008, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the nine months ended September 30, 2008 and 2007 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).
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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three month period ended September 30, 2008 and 2007, net income (loss) was $(7,141,559) and $(7,107,515), respectively.  For the nine month period ended September 30, 2008 and 2007, the net income (loss) was $(4,944,515) and $9,104,119, respectively.  A reconciliation of the Company’s NOI to net loss for the three and nine month period ended September 30, 2008 and 2007 are presented as part of the following table on pages 25 and 29.

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2007 and owned through September 30, 2008.

	Same Property Portfolio
	Three months ended September 30,
			Increase /	%
	2008 2007		(Decrease)	Change
Revenue:
Rental	$17,854,080	$17,270,635	$583,445	3.38%
Interest, utility reimbursement and other	1,114,098	1,088,723	25,375	2.33%
Total revenue	18,968,178	18,359,358	608,820	3.32%

Operating Expenses:
Operating	4,342,471	4,324,748	17,723	0.41%
Maintenance	1,465,238	1,440,616	24,622	1.71%
Real estate taxes	2,020,041	1,782,665	237,376	13.32%
General and administrative	468,117	222,687	245,430	110.21%
Management fees	741,316	717,661	23,655	3.30%
Total operating expenses	9,037,183	8,488,377	548,806	6.47%

Net Operating Income	9,930,995	9,870,981	60,014	0.61%

Non-operating expenses:
Depreciation	7,133,600	6,962,426	171,174	2.46%
Interest	5,946,961	6,165,510	(218,549)	(3.54)%
Amortization of acquired in-place leases and tenant relationships	21,555	93,548	(71,993)	(76.96)%
Total non-operating expenses	13,102,116	13,221,484	(119,368)	(0.90)%

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(3,171,121	(3,350,503)	179,382	(5.35)%

Minority interest in properties

Equity in income (loss) of Multifamily Limited Partnership	-	-	-	-

Equity in income (loss) of Mezzanine Loan Limited Liability Company	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Gain on fire damage of real estate assets	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(3,171,121	$(3,350,503)	$179,382	(5.35)%

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

	Total Property Portfolio
	Three months ended September 30,
			Increase /	%
	2008	2007	(Decrease)	Change
Revenue:
Rental	$18,951,193	$18,241,631	$709,562	3.89%
Interest, utility reimbursement and other	1,326,608	1,397,423	(70,815)	(5.07)%
Total revenue	20,277,801	19,639,054	638,747	3.25%

Operating Expenses:
Operating	4,857,545	4,792,496	65,049	1.36%
Maintenance	1,668,431	1,531,383	137,048	8.94%
Real estate taxes	2,260,542	1,893,582	366,960	19.38%
General and administrative	740,025	695,992	44,033	6.37%
Management fees	1,205,926	1,182,391	23,535	1.99%
Total operating expenses	10,732,469	10,095,844	636,625	6.31%

Net Operating Income	9,545,332	9,543,210	2,122	0.02%

Non-operating expenses:
Depreciation	7,787,657	7,496,275	291,382	3.89%
Interest	6,554,605	6,871,780	(317,175)	(4.62)%
Amortization of acquired in-place leases and tenant relationships	128,987	281,872	(152,885)	(54.24)%
Total non-operating expenses	14,471,249	14,649,927	(178,678)	(1.22)%

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(4,925,917)	(5,106,717)	180,800	(3.54)%

Minority interest in properties	(204,270)	(168,000)	(36,270)	(21.59)%

Equity in income (loss) of Multifamily Limited Partnership	(1,066,063)	(739,397)	(326,666)	44.18%

Equity in income (loss) of Mezzanine Loan Limited Liability Company	43,101	-	43,101	100.00%

Minority common interest in Operating Partnership	(976,100)	(976,100)	-	-%

Discontinued operations	(12,310)	(117,301)	104,991	(89.51)%

Net income (loss)	$(7,141,559)	$(7,107,515)	$(34,044)	0.48%

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended September 30, 2008 in comparison to the similar period of 2007. The majority of the increase is attributable mainly to properties that have completed major renovations in 2007 and are leasing the newly renovated units at premium rent levels and with rising occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Berkshire of Columbia in Maryland, Berkshire on Brompton in Texas and Berkshires at Lenox Park in Atlanta.  Market conditions remain favorable in the majority of the sub-markets in which the Company owns and operates apartments however the current economic environment has resulted in increased bad debts at certain properties in the portfolio.  The Company continues to benefit from property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels.  Given current economic conditions, the Company is prioritizing the retention of quality tenants in properties throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007.  Utility reimbursement decreased slightly, primarily due to normal fluctuations. Miscellaneous revenues increased due to revenues from the fees charged to tenants and potential tenants, including late fees, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses increased slightly in the quarter ended September 30, 2008 as compared to the same period of 2007.  The increase is due mainly to normal fluctuations.  The Company continues to realize savings from improved insurance premium levels when it renewed its property insurance coverage for the portfolio for the policy period as of May 1, 2007 when it was able to achieve modest cost reductions in premiums for its property insurance coverage.  Further insurance cost reductions were achieved in 2008.  The savings were partially offset by increases in some utilities, including gas and water and sewer, advertising publications and rubbish removal.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has substantially completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment unit.  The changes to the infrastructure will be completed in the fourth quarter of 2008 with the related direct billing to tenants currently tracking to be implemented to all units by the end of 2008.  As a result of the individual apartments units being migrated to a direct tenant billing the Company has realized a reduction in electricity expense at Season’s and anticipates the reductions and related comparative savings to continue going forward.

Maintenance

Maintenance expense increased slightly in the three-months ended September 30, 2008 as compared to the same period of 2007 and is due mainly to higher operating costs in recurring, non-recurring and painting maintenance activities, including normal maintenance activities including interior cleaning and janitorial services, interior painting as well as exterior activities such as landscaping, snow removal and pool services.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves  and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes increased for the three-months ended September 30, 2008 from the comparable period of 2007. The increase is due mainly to increased costs at numerous properties including the payment of a prior year liability for a property that was split into two separate parcel billings, one of which was not received and paid until the current three-month period.  Additionally, the Company continues to see a trend of escalation in assessed property valuations for properties across the portfolio as renovation projects are completed resulting in new values and the effects of continued reliance placed on local and state property tax revenues.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed values that the Company considers to be unreasonable. The Company has had success in achieving tax abatements for certain of its properties based on challenges made to the assessed values and anticipates continued success with certain future challenges given the current economic climate.

General and Administrative

General and administrative expenses increased in the three-month period ended September 30, 2008 compared to 2007.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio increased in the three-month period ended September 30, 2008 compared to the same period of 2007 based on a proportionate increased level of revenues in the comparative periods.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three-months ended September 30, 2008 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Seasons of Laurel, Hannibal Grove, Standard of Lenox and the Hampton House properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three-months ended September 30, 2008 decreased over the comparable period of 2007. The majority of the decrease is attributable to the pay off of the Briarwood loan balance of $8,600,333 at maturity in April 2008 for which there is no interest charges in the comparative period as new mortgage debt financing has not been obtained as of September 30, 2008.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three-months ended September 30, 2008 as compared to the same period of 2007.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the twelve-months period ended September 30, 2008.  The decreases were partially offset by the amortization of acquired in-place-leases and tenant relationships related to the new property, Executive House, which was acquired during the quarter.

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007  (Total Property Portfolio).

In general, increases in revenues and operating expenses and decreases in non-operating expenses and the related losses of the Total Property Portfolio for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are due mainly to profitable operations of properties across the portfolio. As with the Same Store Portfolio, increases in revenues were attributable mainly to properties that have completed major renovations in 2007 and are leasing the newly renovated units at premium rent levels and were offset by increases in real estate taxes and other operational expenses.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2007 and owned through September 30, 2008.

	Same Property Portfolio
	Nine months ended September 30,
			Increase /	%
	2008	2007	(Decrease)	Change
Revenue:
Rental	$52,566,484	$50,905,393	$1,661,091	3.26%
Interest, utility reimbursement and other	3,172,189	2,914,214	257,975	8.85%
Total revenue	55,738,673	53,819,607	1,919,066	3.57%

Operating Expenses:
Operating	13,395,532	13,560,737	(165,205)	(1.22	) %
Maintenance	4,591,090	3,841,326	749,764	19.52%
Real estate taxes	5,620,344	5,175,352	444,992	8.60%
General and administrative	941,114	910,533	30,581	3.36%
Management fees	2,179,354	2,108,248	71,106	3.37%
Total operating expenses	26,727,434	25,596,196	1,131,238	4.42%

Net Operating Income	29,011,239	28,223,411	787,828	2.79%

Non-operating expenses:
Depreciation	21,560,627	20,701,022	859,605	4.15%
Interest	17,989,801	17,671,884	317,917	1.80%
Amortization of acquired in-place leases and tenant relationships	80,626	594,525	(513,899)	(86.44)%
Total non-operating expenses	39,631,054	38,967,431	663,623	1.70%

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(10,619,815)	(10,744,020)	124,205	1.16%

Minority interest in properties	-	-	-	-

Equity in income (loss) of Multifamily Limited Partnership	-	-	-	-

Equity in income (loss) of Mezzanine Loan Limited Liability Company	-	-	-	-

Minority common interest in Operating Partnership	-	-	-	-

Gain on fire damage of real estate assets	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(10,619,815)	$(10,744,020)	$124,205	1.16%

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

	Total Property Portfolio
	Nine months ended September 30,
			Increase /	%
	2008	2007	(Decrease)	Change
Revenue:
Rental	$55,694,985	$52,823,127	$2,871,858	5.44%
Interest, utility reimbursement and other	4,018,376	3,678,856	339,520	9.23%
Total revenue	59,713,361	56,501,983	3,211,378	5.68%

Operating Expenses:
Operating	14,805,920	14,668,354	137,566	0.94%
Maintenance	4,359,748	3,990,340	369,408	9.26%
Real estate taxes	6,233,294	5,376,830	856,464	15.93%
General and administrative	2,259,449	2,136,725	122,724	5.74%
Management fees	3,574,233	3,445,327	128,906	3.74%
Total operating expenses	31,232,644	29,617,576	1,615,068	5.45%

Net Operating Income	28,480,717	26,884,407	1,596,310	5.94%

Non-operating expenses:
Depreciation	23,378,485	21,649,076	1,729,409	7.99%
Interest	19,766,756	19,155,283	611,473	3.19%
Amortization of acquired in-place leases and tenant relationships	245,468	1,027,954	(782,486)	(76.12)%
Total non-operating expenses	43,390,709	41,832,313	1,558,396	3.73%

Loss before minority interest in properties, equity in income (loss) of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company, minority common interest in Operating Partnership and income (loss) from discontinued operations	(14,909,992)	(14,947,906)	(37,914)	0.25%

Minority interest in properties	(598,302)	(1,863,195)	1,264,893	(67.89)%

Equity in income (loss) of Multifamily Limited Partnership	(2,615,887)	(2,037,163)	(578,724)	28.40%

Equity in income (loss) of Mezzanine Loan Limited Liability Company	49,192	-	49,192	100.00%

Minority common interest in Operating Partnership	(12,689,300)	(2,928,300)	(9,761,000)	333.33%

Discontinued operations	25,819,774	30,880,683	(5,060,909)	(16.39)%

Net income (loss)	$(4,944,515)	$9,104,119	$(14,048,634)	(154.31)%

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the nine-month period ended September 30, 2008 in comparison to the similar period of 2007. The majority of the increase is attributable to properties that have completed major renovations in 2007 and are leasing the newly renovated units at premium rent levels and with rising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Berkshire of Columbia in Maryland, Berkshire on Brompton in Texas and Berkshires at Lenox Park in Atlanta.  Market conditions remain favorable in the majority of the sub-markets in which the Company owns and operates apartments however the current economic environment has resulted in increased bad debts at certain properties in the portfolio.  The Company continues to benefit from its focus on resident retention and property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels.  Given current economic conditions, the Company is prioritizing the retention of quality tenants in properties throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007.  Utility reimbursement decreased slightly, primarily due to normal fluctuations. Miscellaneous revenues increased due to revenues from the fees charged to tenants and potential tenants, including late fees, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses decreased slightly in the quarter ended September 30, 2008 as compared to the same period of 2007.  The increase is due mainly to normal fluctuations.  The Company continues to realize savings from improved insurance premium levels when it renewed its property insurance coverage for the portfolio for the policy period as of May 1, 2007 when it was able to achieve modest cost reductions in premiums for its property insurance coverage.  Further insurance cost reductions were achieved in 2008.  The savings were partially offset by increases in some utilities, including gas and water and sewer, advertising publications and rubbish removal.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has substantially completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment unit.  The changes to the infrastructure were completed in the forth quarter of 2008 with the related direct billing to tenants currently tracking to be implemented to all units by the end of 2008.  As a result of the individual apartments units being migrated to a direct tenant billing the Company has realized a reduction in electricity expense at Season’s and anticipates the reductions and related comparative savings to continue going forward.

Maintenance

Maintenance expense increased in the nine-months ended September 30, 2008 as compared to the same period of 2007 and is due mainly to higher unit turn costs including painting, cleaning and non-recurring repairs and maintenance.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves  and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes increased for the nine-months ended September 30, 2008 from the comparable period of 2007. The increase is due mainly to increased costs at numerous properties including the payment of a prior year liability for a property that was split into two separate parcel billings, one of which was not received and paid until the current nine-month period.  Additionally, the Company continues to see a trend of escalation in assessed property valuations for properties across the portfolio as renovation projects are completed resulting in new values and the effects of continued reliance placed on local and state property tax revenues.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed values that the Company considers to be unreasonable. The Company has had success in achieving tax abatements for certain of its properties based on challenges made to the assessed values and anticipates continued success with certain future challenges given the current economic climate.

General and Administrative

General and administrative expenses increased in the nine-month period ended September 30, 2008 compared to 2007.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.  In addition, OneSite Payments expense has been increased significantly due to high volume payments through OneSite as compared to the same period of 2007.

Management Fees

Management fees of the Same Property Portfolio increased in the nine-month period ended September 30, 2008 compared to the same period of 2007 based on a proportionate increased level of revenues in the comparative periods.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the nine-months ended September 30, 2008 as compared to the same period of the prior year. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Seasons of Laurel, Hannibal Grove, Standard of Lenox and the Hampton House properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the nine-months ended September 30, 2008 increased slightly over the comparable period of 2007. The majority of the increase is attributable to the refinancing of a mortgage on the Berkshires on Brompton property at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt.  Additionally, new second mortgage debt on two properties that was not in place in the comparative period of 2007 also contributed to the increased interest expense.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the nine-months ended September 30, 2008 as compared to the same period of 2007.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the twelve-months period ended September 30, 2008.  The decreases were partially offset by the amortization of acquired in-place-leases and tenant relationships related to the new property, Executive House, which was acquired during the quarter ended September 30, 2008.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007  (Total Property Portfolio)

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 are due mainly to the change in the mix of properties owned by the Company and the related periods of ownership of those properties in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of September 30, 2008, is as follows:

Debt Summary
		Weighted
	Balance	Average Rate

Total - Collateralized - Fixed Rate Debt	$488,072,643	5.56%

Debt Maturity Summary

Year	Balance	% of Total

2008	$695,571	0.14%
2009	19,893,074	4.07%
2010	4,517,557	0.93%
2011	4,816,074	0.99%
2012	8,783,206	1.80%
Thereafter	449,367,161	92.07%
Total	$488,072,643	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of September 30, 2008 and December 31, 2007 is presented in the following table. Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

“Fair Value of Real Estate Assets” is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $463,444,134 and $464,265,061 at September 30, 2008 and December 31, 2007, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation. The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of September 30, 2008.

Debt-to-Fair Value of Real Estate Assets as of

	September 30, 2008	December 31, 2007

Net book value of multifamily apartment communities	$462,403,236	$464,265,061
Accumulated depreciation	154,285,956	144,240,061
Historical cost	616,689,192	608,505,122
Increase in fair value over historical cost	183,317,616	216,414,878
Fair Value – estimated	$800,006,808	$824,920,000

Mortgage Debt and Revolving Credit Facility	$498,072,643	$506,903,882

Debt-to-Fair Value of Real Estate Assets	62.26%	61.45%

The Debt-to-Fair Value of Real Estate Assets includes the outstanding borrowings under the Company’s revolving credit facility, which were $10,000,000 and $0 at September 30, 2008 and December 31, 2007, respectively. The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on the Company’s ability to meet its short-term liquidity requirements.  Further, if the Company  were unable to draw on its revolving credit facility, the Company may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on its results of operations and cash flows.  As of September 30, 2008 and December 31, 2007, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on management’s most current valuation of properties, which was made for all properties owned at December 31, 2007, acquisition cost of properties acquired subsequent to December 31, 2007, if any, and sales price of assets under contract of sale as of September 30, 2008.

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

The following table presents a reconciliation of net income (loss) to FFO for the three and nine months ended September 30, 2008 and 2007:

	Three months ended Nine months ended September 30, September 30,

	2008	2007	2008	2007

Net income (loss)	$(7,141,559)	$(7,107,515)	$(4,944,515)	$9,104,119
Add
Depreciation of real property	6,745,306	6,233,408	20,022,211	17,741,909
Depreciation of real property included in results of discontinued operations	-	717,522	797,039	2,210,969
Minority common interest in Operating Partnership	976,100	976,100	12,689,300	2,928,300
Minority interest in properties	204,270	168,000	598,302	1,863,195
Amortization of acquired in-place leases and tenant relationships	128,987	281,872	245,468	1,033,683
Equity in loss of Multifamily Limited Partnership	1,066,063	734,676	2,615,887	2,032,442

Equity in loss of Multifamily Venture	-	4,721	-	4,721
Funds from operations of Multifamily Venture and Limited Venture	275,457	6,034	1,043,066	6,034
Funds from operations of Multifamily Venture and Limited Partnership Venture	-	495,094	-	59,982

Less
Minority interest in properties share of funds from operations	(179,567)	(261,572)	(620,237)	(638,346)
Equity in income of Multifamily Venture	-	-	-	-
Fund from operations of Multifamily Venture and Limited Partnership Venture	-	-	-	-
Gain on disposition of real estate assets	(3,591)	11,367	(27,035,489)	(32,111,239)

Funds from Operations	$2,071,466	$2,259,707	$5,411,032	$4,235,769

FFO for the nine months ended September 30, 2008 increased as compared to FFO for the nine month periods ended September 30, 2007.  The increase is due mainly to increases in Net Operating Income of the properties, due to increased rental revenues in the comparable periods, which was partially offset by increases in interest expense related to increased debt balances in the comparative nine-month periods ended September 30, 2008 and 2007.

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

Inflation and Economic Conditions

Substantially all of the leases at our properties are for a term of one year or less, which enables the Company to seek increased rents for new leases or upon renewal of existing leases.  These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of September 30, 2008.

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt	$695,571	$19,893,074	$4,517,557	$4,816,074	$8,783,206	$449,367,161	$488,072,643
Average Interest Rate	5.23%	5.21%	5.22%	5.23%	5.55%	5.53%	5.56%

The level of market interest rate risk remained relatively consistent from December 31, 2007 to September 30, 2008.  As of September 30, 2008, $0 of the Company’s outstanding debt outstanding subject to variable interest rates. The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                                           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2008 and December 31, 2007, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of September 30, 2008.

The Company settled the matter related to the Garages and has executed a contract with the seller/developer for the construction of 48 Garages at an aggregate cost of $740,000.  As of September 30, 2008, the garage construction project was in progress and scheduled to be completed in the fourth quarter of 2008.

The Company and our properties are not subject to any other material pending legal proceedings.

Item 1A.	RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2007 as filed with the SEC on March 28, 2008.  As of September 30, 2008, except for the additional risks associated with the tightening of the credit markets, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

10.4
Purchase and Sale Agreement between BRI Westchester Limited Partnership, a Maryland limited partnership, and Home Properties, L.P., a New York limited partnership, dated September 10, 2008
(Incorporated by reference to Exhibit No. 99.1 to the Registrant's Current Report on Form 8-K filed with the
SEC on September 16, 2008).

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

BERKSHIRE INCOME REALTY, INC.
November 14, 2008	/s/ David C. Quade
David C. Quade President, Chief Financial Officer and Principal Executive Officer

November 14, 2008	/s/ Christopher M. Nichols
Christopher M. Nichols Vice President and Principal Accounting Officer