Form 10-K
period 2008-12-31
BERKSHIRE INCOME REALTY INC
filed 2009-03-31
CIK 1178862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	Non-accelerated filer ☒
Accelerated Filer	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒                     No

Aggregate market value of voting and non-voting common equity held by non-affiliates:   Not applicable.

There were 1,406,196 shares of Class B common stock outstanding as of March 30, 2009.

There are no documents required to be incorporated by reference to this Annual Report on Form 10K.

SPECIAL NOTE REGARD FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “33 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “34 Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A. “Risk Factors” and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the “SEC”).

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

PART I

ITEM 1.                      BUSINESS

Executive Summary

In 2008 BIR adjusted its property holdings with the acquisition of one property, Executive House in Philadelphia, Pennsylvania for approximately $50,205,000, while selling its interest in four properties, Century (“Century”) for $52,000,000, St Marin / Karrington (“St. Marin”) for $61,750,000, Westchester West (“Westchester West ”) for $49,500,000 and Berkshires at Westchase (“Westchase”) for $12,400,000.  Executive House represents the Company’s entry into a new submarket with its first acquisition in the City of Philadelphia.  Additionally, the Company funded the final $2,327,749 of its $23,400,000 capital commitment Berkshire Multifamily Value Fund, LP, (“BVF”), a limited partnership, and affiliate of the Company, bringing the Company’s funding to 100% of its total commitment.

During 2008 the Company furthered its strategy of assessing outstanding mortgage debt to aggressively finance, refinance and add supplemental debt to its portfolio to help minimize the effects of rising mortgage interest rates and maximize the cash available for capital investments.  Due to financing and refinancing activities in prior years, which have resulted in the majority of the portfolio being financed at favorable rates and maturity periods, and changes in the capital and debt markets, which substantially curtailed the acquisition activity of the Company, the Company only refinanced one loan that matured during the year and assumed a first and second mortgage related to the only property acquired during the year.

The Company obtained a fixed rate first mortgage of $13,200,000 on Briarwood Village to replace existing debt that matured during the year at a rate of 6.43% for a term of 10 years and first and second mortgages totaling approximately $30,655,000 were assumed on the acquisition of Executive House, at an average interest rate of approximately 5.75% for an average term of approximately 6 years.

Occupancy levels remained stable in the low to mid 90% range which, approximate average occupancy levels from the prior year at the Company’s Same Portfolio Properties (“Same Store”).  Occupancy levels benefited from the Company’s rental rate setting strategy which, in general, attempts to balance occupancy with rental increases to achieve market level occupancy rates.  As in past years when the rental market exhibits signs of softness, BIR will offer short-term rental concessions to new and renewing tenants at properties within markets experiencing the slowdown to maintain occupancy without producing significant fluctuations in market rental rates.  The Company employs revenue management software that tracks market rents on a daily basis using various data points and has the functionality to price for amenities that may be specific to units within a property (i.e. end unit with a fireplace).  This information allows property management to react timely to changes in market conditions by setting rents for new and renewal leases based on current market conditions and unit amenities.  The use of the system has resulted in a curtailment in the use of rent concessions as a means to react to market conditions although the use of concessions remains a part of the leasing strategy, but to a lesser degree, at properties using the software.  The administration of the system is carried out at the property and overseen by a newly created centralized administrative function that provides training and support to the field. The system continues to be rolled out to all properties within the portfolio meeting a minimum unit threshold.

The Company continues to employ a strategy of increasing the value of its portfolio by implementing property management efficiencies and physical asset improvements at its properties. As has been the practice in past years, the Company’s efforts executing this strategy continued to result in the desired operating results during the year. The Seasons of Laurel Apartments in Maryland underwent a utility conversion and window replacement renovation project that was completed during the year that resulted in the transfer of electrical costs to the tenants resulting from the installation of individual apartment unit electric meters.  Costs previously absorbed by the Company were converted to tenant pay and resulted in savings in utility expenses during the year.  The project is now complete and 100% of the tenants are now responsible for their individual apartment unit’s utility costs.  This project, in addition to other renovation and rehabilitation projects at other properties in the portfolio continue to result in positive operating returns when completed.  The Company will continue to assess properties and institute renovation projects as circumstances dictate.

In 2009, the Company intends to manage the portfolio through the challenging economic environment we currently face and adjust our operations to best position the Company for continued successful operations thru the current recessionary downturn.  The Company will continue to take advantage of investment opportunities, both acquisitions and dispositions, that present themselves and achieve desired investment returns.  The Company will continue to consider the adjustment of the portfolio holdings to a higher quality product utilizing sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate and foreclosure auctions within the limitations of the currently strained credit and equity markets. The Company intends to continue to invest funds as they become available in qualifying investment opportunities, if any, in the form of new acquisitions, new development projects and the renovation of established properties.  The Company does not currently anticipate selling any properties in the portfolio but will reassess its plans as the markets adjust during the year.

BUSINESS

In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers (the “Offering”) to issue its 9% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”) in exchange for interests (“Interests”) in various mortgage funds (collectively, the “Mortgage Funds”).  For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to issue its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.  The registration statement was declared effective on January 9, 2003.  Offering costs incurred in connection with the Offering have been reflected as a reduction of Preferred Shares reflected in the financial statements of the Company.  On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 Preferred Shares, respectively, with a $25.00 liquidation preference per share. Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), in exchange for common limited partner interests in the Operating Partnership.  KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company.  This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

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

On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchase Apartments in Houston, Texas.  The proceeds from the sale of Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Berkshire at Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company.  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units.  The Company has funded $855,000 or 60%, of its commitment as of December 31, 2008.

On September 18, 2008, the Company’s Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Executive House, L.P., completed the acquisition of 100% of the partnership interests in Executive House Associates, the owner of Executive House Apartments, a 302 unit multifamily apartment community located in Philadelphia, Pennsylvania, from an unaffiliated third party.  The purchase price of $50,000,000 and related closing costs consisted of a cash payment of $20,148,140 plus the assumption of the outstanding mortgage debt secured by the property.  The purchase was subject to normal operating pro rations.  The cash portion of the purchase price and related closing costs were funded through a $10,000,000 advance from the revolving credit facility available from an affiliate and available cash.   The acquisition of Executive House is intended to be the qualified replacement property in connection with the sale of the Westchester West property, which was identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 Exchange under the Internal Revenue Code of 1986, as amended, (the “Tax Code”).  As required by the Tax Code, a qualified 1031 Exchange intermediary was retained to execute the Executive House acquisition and the Westchester West sale transactions.  As of December 31, 2008, the purchase price allocation was final and no further adjustment is contemplated.

On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments in Cockeysville, Maryland.  The Company’s share of the proceeds from the sale of Century Apartments were deposited in the Company’s operating account for its operating use.  The operating results of Century Apartments have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of long lived Assets.”

On December 30, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchester West Apartments in Silver Spring, Maryland.  The proceeds from the sale of Westchester West were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  Subsequently, the proceeds were distributed from the qualified intermediary and deposited in the Company’s operating account for its operating use.  The operating results of Westchester West have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

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

One or more of our properties that we acquire may be owned through tenancies-in-common or by venture partnerships between us and the seller of the property, an independent third party or another investment entity sponsored by our affiliates.  Our investment through tenancies-in-common or in venture partnerships that own properties may, under certain circumstances, involve risks that would not otherwise be present.  For example, our tenant-in-common or venture partner may experience financial difficulties and may at any time have economic or business interests or goals that are inconsistent with our economic or business interests or our policies or goals.  In addition, actions by, or litigation involving, any tenant-in-common or venture partner might subject the property owned through a tenancy-in-common or by the venture to liabilities in excess of those contemplated by the terms of the tenant-in-common or venture agreement.  Also, there is a risk of impasse between the parties since generally either party may disagree with a proposed transaction involving the property owned through a tenancy-in-common or venture partnership and impede any proposed action, including the sale or other disposition of the property.

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

We may face significant competition in seeking investments including competition from our affiliate BVF II.  We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REIT’s, institutional investors and other investors, including companies that may be affiliated with the Advisor.  When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

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

Under our current investment policies, we may not incur indebtedness if by doing so our ratio of debt to total assets, at fair market value, exceeds 75%. However, we may reevaluate our borrowing policies from time to time, and the Board may change our investment policies without the consent of our stockholders.  At December 31, 2008 and 2007, our ratio of debt to total assets, at fair value, was 70.15% and 61.45%, respectively.

Our insurance on our real estate may not cover all losses.

We carry comprehensive liability, fire, terrorism, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances.  Many insurance carriers are excluding asbestos-related claims and mold remediation-related claims from standard policies, pricing asbestos and mold remediation endorsements at prohibitively high rates or adding significant restrictions to this coverage.  Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we have not obtained insurance for asbestos-related claims or mold remediation-related risks.  We continue to evaluate the availability and cost of additional insurance coverage from the insurance market.  If we decide in the future to purchase coverage for asbestos or mold remediation insurance, the cost could have a negative impact on our results of operations.  If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property.  Any loss of this nature could adversely affect us.

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

We face valuation and liquidity risk.

The Company may invest in real estate and real estate related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable.  In addition, there continues to be significant disruptions in the global capital, credit and real estate markets.  These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources.  This contraction in capital includes sources that the Company may depend on to finance certain investments.  The decline in prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments.  As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

We face financing risk.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company.  Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company.  In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets.  A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so.  In the event the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.  As of December 31, 2008 the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

We face loan covenant risk.

In the normal course of business, the Company enters into loan agreements with certain lenders to finance its real estate investment transactions.  These loan agreements contain, among other conditions, events of default and various covenants and representations.  The Company believes it was in compliance with all these covenants during 2008.  However, if the lenders determine we were not in compliance, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its loans.  For the year ended December 31, 2008, no loan agreements were terminated as a result of non-compliance with covenants. In the event the Company's current credit facilities are not extended and/or the Company is forced to repay its loans, the Company may be required to sell assets at potentially unfavorable prices.  In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.

We face development financing risk.

In order to fund new real estate investments, as well as refurbish and improve existing investments, both the Company as well as potential owners must periodically spend money.  The availability of funds for new investments and maintenance of existing investments depends in large measure on capital markets and liquidity factors over which management can exert little control.  Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasing volatile.  As a result, many current and prospective owners are finding financing to be increasingly expensive and difficult to obtain.  In addition, such bankruptcies may prevent some projects that are in construction or development from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms.  Delays, increased costs and other impediments to restructuring such projects may affect our ability to execute our investment strategy in connection with such projects.  This contraction in capital sources has not had a significant adverse impact on the Company's liquidity position, results of operations and financial condition but may adversely impact the Company if market conditions continue to deteriorate.

We face diversification risk.

The assets of the Company are concentrated in the real estate sector.  Accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors. Furthermore, even within the real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment. This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

We face concentrations of market, interest rate and credit risk.

Concentrations of market, interest rate and credit risk may exist with respect to the Company's investments and its other assets and liabilities.  Market risk is a potential loss the Company may incur as a result of changes in the fair value of its investment.  The Company may also be subject to risk associated with concentrations of investments in geographic regions and industries.  Interest rate risk includes the risk associated with changes in prevailing interest rates.  These derivatives are predominantly used for managing risk associated with the Company's portfolio of investments.  Credit risk includes the possibility that a loss may occur from the failure of counterparties or issuers to make payments according to the terms of a contract.  The Company's exposure to credit risk at any point in time is generally limited to amounts recorded as assets on the statement of assets and liabilities.

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

Although the Board has continuing exclusive authority over our management, the conduct of our affairs and the management and disposition of our assets, the Board initially has delegated to Berkshire Advisor, subject to the supervision and review of our Board, the power and duty to make decisions relating to the day-to-day management and operation of our business.  We generally utilize officers of Berkshire Advisor to provide our services and employ only a few individuals as our officers, none of whom are compensated by us for their services to us as our officers. We believe that our success depends to a significant extent upon the experience of Berkshire Advisor’s officers, whose continued service is not guaranteed. We have no separate facilities and are completely reliant on Berkshire Advisor, which has significant discretion as to the implementation of our operating policies and strategies. We face the risk that Berkshire Advisor could terminate the advisory services agreement and we may not find a suitable replacement at the same cost with similar experience and ability. However, we believe that so long as KRF Company, which is an affiliate of Berkshire Advisor, continues to own a significant amount of our common stock, Berkshire Advisor will not terminate the advisory services agreement. Although KRF Company currently owns most of our common stock, we cannot be certain that KRF Company will continue to do so.

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2008 is presented below.  Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired	Total Units (Unaudited)	Ownership Interest	2008 Occupancy (1) (Unaudited)

Berkshires of Columbia	Columbia, Maryland	1983	316	91.38%	92.97%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	92.32%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	87.69%
Laurel Woods	Austin, Texas	2004	150	100.00%	96.29%
Bear Creek	Dallas, Texas	2004	152	100.00%	95.48%
Bridgewater	Hampton, Virginia	2004	216	100.00%	95.44%
Arboretum	Newport News, Virginia	2004	184	100.00%	95.49%
Silver Hill	Newport News, Virginia	2004	153	100.00%	91.41%
Arrowhead	Palatine, Illinois	2004	200	58.00%	93.83%
Moorings	Roselle, Illinois	2004	216	58.00%	95.66%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	95.33%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	95.33%
Yorktowne	Millersville, Maryland	2004	216	100.00%	93.72%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	96.36%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	90.28%
Lakeridge	Hampton, Virginia	2005	282	100.00%	93.96%
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%	92.16%
Briarwood Village	Houston, Texas	2006	342	100.00%	96.00%
Chisholm Place	Dallas, Texas	2006	142	100.00%	95.31%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	90.88%
Berkshires at Town Center (formerly Hampton House)	Towson, Maryland	2007	196	100.00%	88.54%
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	93.21%
Executive House	Philadelphia, Pennsylvania	2008	302	100.00%	91.80%
Total			6,434

All of the properties in the above table are encumbered by mortgages as of December 31, 2008.

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

As of December 31, 2008 and December 31, 2007, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of December 31, 2008.

The Company settled the matter related to the Garages and executed a contract with the seller/developer for the construction of 48 Garages at an aggregate cost of $740,000.  As of December 31, 2008, the garage construction project was completed.

The Company and our properties are not subject to any other material pending legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company.  As of March 30, 2009, there were approximately 0 and 3 holders of shares of our Class A Common Stock and Class B Common Stock, respectively.  During 2008 the Company declared a cash dividend on its common stock for each of the quarters ended March 31, June 30 and September 30 in the per share amount of $0.016996 and a special dividend in the amount of $0.169963 per share on May 15, 2008.  During 2007, the Company declared a cash dividend on its common stock for each of the quarters ended March 31, June 30, September 30, and December 31, in the per share amount of $0.016996.  The Company did not declare a dividend on its common stock for the quarter ended December 31, but plans to declare cash dividends on its outstanding common stock in the future as operations allow.  Refer to Declaration of Dividends and Distributions in Part II Item 7- Management’s Discussion and Analysis of financial Condition and Results of Operations of Berkshire Income Realty, Inc.

Refer to Part III Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein for disclosures relating to the Company's equity compensation plans.

During the period October 1, 2008 to December 31, 2008, no purchases of any of the Company’s securities registered pursuant to Section 12 of the 34 Act, were made by or on behalf of the Company or any affiliated purchaser.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. for a discussion of the entities that comprise the Company.  The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” and the financial statements of the Company (including the related notes contained therein).  See the “Index to Financial Statements and Financial Statement Schedule” on page 59 to this report.

Selected financial data for the years ended December 31, 2007, 2006, 2005 and 2004 have been revised to reflect the sale of Century, St. Marin/Karrington, Westchester West and Westchase in 2008, Dorsey’s Forge (“Dorsey’s”) and Trellis at Lee’s Mill (“Trellis”) in 2007 and Windward Lakes in 2005.  The operating results of Century, St. Marin/Karrington  and Westchester West from 2005 through 2008, Dorsey’s for 2004 through 2006, Trellis for 2004 through 2006, and Berkshire at Westchase from 2005 through 2008,  have been reclassed to discontinued operations to provide comparable information to 2008.  The operating results of Windward Lakes for 2004 have been reclassed to discontinued operations to provide comparable information to 2005.

	Berkshire Income Realty, Inc.
	December 31,

	2008	2007	2006	2005	2004
Operating Data:
Total Revenue	$70,137,260	$65,816,268	$53,878,152	$43,509,879	$20,249,940
Equity in income of Mortgage Funds	-	-	-	3,040,732	3,392,585
Depreciation	28,277,756	25,838,371	19,807,424	14,166,104	5,596,339
Income (loss) before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership, discontinued operations and gain on transfer of property to Multifamily Venture	(18,950,782)	(18,371,334)	(12,912,153)	(10,017,336)	(3,749,910)
Net income (loss) from continuing operations	(40,773,060)	(27,262,576)	(17,557,191)	(14,347,441)	(4,542,082)
Income (loss) from discontinued operations	77,179,208	30,191,208	(2,439,590)	20,736,187	(3,269,570)
Net income (loss)	36,406,148	2,928,632	(19,996,781)	6,388,747	(7,811,651)
Net loss available to common shareholders	29,705,466	(3,772,160)	(26,697,574)	(312,049)	(14,512,465)
Net income (loss) from continuing operations per common share, basic and diluted	$(33.76)	$(24.15)	$(17.25)	$(15.61)	$(8.77)
Net income (loss) from discontinued operations per common share, basic and diluted	$54.89	$21.47	$(1.73)	$15.37	$(2.55)
Net loss per common share – basic and diluted	$21.12	$(2.68)	$(18.98)	$(0.23)	$(11.31)
Weighted average common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,348,963	1,283,313
Cash dividends declared on common OP Units and Shares	$12,000,000	$4,000,000	$12,000,000	$7,500,000	$1,000,000

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$555,681,036	$608,505,122	$594,268,122	$510,957,049	$374,508,276
Real estate, after accumulated depreciation	419,002,572	464,265,061	445,597,599	384,046,110	260,554,434
Cash and cash equivalents	24,227,615	22,479,937	15,393,249	22,134,658	31,913,045
Total assets	480,417,430	528,062,630	492,700,178	425,661,892	321,105,499
Total long term obligations	432,013,999	506,903,882	469,378,510	370,521,700	268,716,955
Minority interest in properties	293,650	-	-	7,003,446	7,422,481
Stockholders’ equity (deficit)	31,456,569	2,061,803	5,939,014	32,923,388	33,235,183

Other Data:
Total multifamily apartment communities (at end of year)	24	27	27	24	18
Total apartment units (at end of year)	6,434	7,869	7,900	7,347	5,836
Funds from operations (1)	$7,648,325	$6,983,249	$6,633,510	$8,203,365	$6,532,120
Cash flows (used in) provided by operating activities	$12,464,803	$13,545,647	$15,123,243	$14,115,221	$9,638,906
Cash flows (used in) provided by investing activities	21,304,954	(30,113,455)	(83,385,159)	(109,371,965)	(76,698,381)
Cash flows (used in) provided by financing activities	(32,022,079)	23,654,496	61,520,507	85,478,357	56,826,573

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Net income (loss)	$36,406,148	$2,928,632	$(19,996,781)
Add:
Depreciation of real property	24,618,377	26,460,337	22,007,364
Depreciation of real property included in results of discontinued operations	3,335,613	528,907	-
Minority interest in Operating Partnership	12,689,300	3,904,400	11,713,200
Minority interest in properties	5,528,481	2,031,195	1,555,595
Amortization of acquired in-place leases and tenant relationships	474,258	1,111,431	1,012,875
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	-	21,564	154,994
Equity in loss of Multifamily Venture	3,696,790	2,955,647	-
Funds from operations of Multifamily Venture	1,319,657	100,308	-

Less:
Equity in income of Multifamily Venture	-	-	(8,623,757)
Funds from operations of Multifamily Venture	-	-	(250,674)
Minority interest in properties share of funds from operations	(932,812)	(947,933)	(939,306)
Gain on disposition of real estate assets	(79,487,487)	(32,111,239)	-
Funds from Operations	$7,648,325	$6,983,249	$6,633,510

FFO for the year ended December 31, 2008 increased as compared to FFO for the year ended December 31, 2007.  The increase is due mainly to increases in net Operating Income of the properties, due to increased rental revenues in the comparable periods, which was partially offset by increases in interest expense related to increased debt balances in the comparable periods.

ITEM 7.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operation of Berkshire Income Realty, Inc. is intended to facilitate an understanding of the Company’s business and results of operations.  It should be read in conjunction with the Consolidated Financial Statements, the accompanying notes to the Consolidated Financial Statements and the selected data included in this Form 10K.  This Form 10K, including the following discussion, contains forward looking statements regarding future events or trends as described more fully under “Special Note Regarding Forward Looking Statements” on page 3.  Actual results could differ materially from those projected in such statements as a result of the risk factors described in Part I item 1A, Risk Factors, of this Form 10K.

Overview

The Company is engaged primarily in the ownership, acquisition and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States.  We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership.  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.  As of March 30, 2009, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the year ended December 31, 2008 included the following:

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

•
On February 13, 2008, the Company had a judgment ordered against it by the court in a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The judgment was for $774,292 and represented costs and damages in the case.  The Company has appealed the judgment.  If the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the judgment, the amount in excess of the $190,000 accrued as of September 30, 2008.  A second part of the proceeding related to the construction of garages on the property was dismissed, and the Company executed a contract for the construction of 48 garages at an aggregate cost of $740,000.  The garage construction project was completed in the fourth quarter of 2008.

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

•
On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshires at Westchase Apartments in Houston, Texas.  The proceeds from the sale of Berkshires at Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Berkshires at Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

•
On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company.  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units.  The Company has funded $855,000 or 60%, of its commitment as of December 31, 2008.

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

•
On September 18, 2008, the Company acquired 100% of the partnership interests in Executive House Associates, the owner of Executive House Apartments for $50,000,000, from an unaffiliated seller.  The high rise residential property is located in Philadelphia, Pennsylvania and has 302 units.  The purchase price of $50,000,000 and related closing costs consisted of a cash payment of $20,148,140 plus the assumption of the outstanding mortgage debt secured by the property. The purchase was subject to normal operating pro rations.  The cash portion of the purchase price and related closing costs were funded through a $10,000,000 advance from the revolving credit facility available from an affiliate and available cash.  The property has been designated as a qualified replacement property in the reverse 1031 exchange transaction with the sale of Westchester West.

•
On September 25, 2008, The Company closed on the sale of the Hampton House liquor license at a price of $275,000.  The license, which was acquired as part of the acquisition of the property, was sold as it was determined it was no longer needed for operations at the property. The proceeds from the sale were reduced by the costs relating to the sale including a 10% broker’s commission.

•
On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments in Cockeysville, Maryland.  The Company’s share of the proceeds from the sale of Century Apartments were deposited in the Company’s operating account for its operating use.  The operating results of Century Apartments have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

•
On December 5, 2008, the Company received notice of the final capital call by BVF.  The capital call represented 7.0%, or $1,627,674, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on December 19, 2008 and brought the total direct investment by the Company in BVF to 100.0% of the total committed capital amount of $23,400,000.

•
On December 30, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchester West Apartments in Silver Spring, Maryland.  The proceeds from the sale of Westchester West were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  Subsequently, the proceeds were distributed from the qualified intermediary and deposited in the Company’s operating account for its operating use.  The operating results of Westchester West have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

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

Financing and Capital Strategy

In select instances the Company evaluates opportunities available through venture relationships with institutional real estate investors on certain acquisitions.  We believe this strategy allows the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments.  We believe a venture strategy allows us to acquire more multifamily apartment communities than our current capital base would allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by the Fund.  The investment was also approved by the Audit Committee, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange.  The Fund, which was sponsored by our affiliate, Berkshire Advisors, was formed in August of 2005 and successfully raised equity in excess of expectations.  The Company has committed to invest $23,400,000, or approximately 7%, in the Fund and has made all contributions of its commitment of $23,400,000 as of December 31, 2008.  The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of FIN 46R “Consolidation of Variable Interest Entities”, does not require the Company to consolidate the activity of the Fund.  Additionally, the Company has determined, pursuant to the guidance promulgated in EITF Issue No. 04-5, “Investors Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”, that the Company does not have a controlling interest in the Multifamily Limited Partnership and is not required to consolidate the activity of the Fund.  The Company accounts for its investment in the Fund under Statement of Position 78-9, Accounting for Investments in Real Estate (“SOP 78-9”), as an equity method investment.

BVF II, an investment fund formed during 2007, was sponsored by our affiliate, Berkshire Advisors.  The Company did not make an investment in BVF II, but as an affiliate, is subject to certain investment restrictions.  The investment objectives of BVF II are similar to those of the Company and under the terms of BVF II, Berkshire Advisors is generally required to present investment opportunities, which meet BVF II’s investment criteria, only to BVF II. Under the terms of BVF II, the Company has the right to acquire assets that: (i) satisfy the requirements of Section 1031 of the Internal Revenue Code for like-kind exchanges for properties held by the Company or (ii) involve less than $8,000,000 of equity capital in any 12-month period if such capital is generated as a result of refinancing of debts of the Company.  The restrictions of BVF II are only applicable during the commitment phase of BVF II and the $8,000,000 equity capital limit can be carried over from any prior 12-month period and can accumulate to a total of $16,000,000.

The Company is in the latter stages of developing one of the two parcels of vacant land that it owns.  The project, to be known as the Reserves at Arboretum, was approved as of November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project cost is estimated at $17,000,000 and the project is expected to be completed by mid-2009.  As of December 31, 2008, the project costs were approximately $14,299,000 and is projected to be on budget.  Interest costs are capitalized on the development until construction is substantially complete.  There was $395,613 and $107,267 of interest capitalized in the years ended December 31, 2008 and 2007, respectively.  No development plans are currently in the works for the other vacant parcel.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other-than-temporary.  No such impairment charges have been recognized to date.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 as of January 1, 2008.  The Company has assessed the impact of SFAS No. 157 and has determined that the adoption of SFAS No. 157 did not have a material impact on the financial position or operating results of the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has not opted to fair value any assets or liabilities as of December 31, 2008.  The Company has assessed the impact of SFAS No. 159 and determined that the adoption of SFAS No. 159 did not have a material impact on the financial position or operating results of the Company.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2008, 2007 and 2006, the Company had approximately, $24,227,615, $22,479,937 and $15,393,249 of cash and cash equivalents, respectively.

	Year ended December 31,
	2008	2007	2006

Cash provided by operating Activities	$12,464,803	$13,545,647	$15,123,243
Cash used in investing activities	21,304,954	(30,113,455)	(83,385,159)
Cash provided by financing activities	(32,022,079)	23,654,496	61,520,507

During the year ended December 31, 2008, cash increased by $1,747,678. The main component of the overall increase was due in part to $21,304,954 of cash provided by the Company’s investing activities.  The activities relate mainly to proceeds from the sale of four properties of $72,281,539 which were partially offset by the acquisition of Executive House for $20,148,140, capital expenditures related to the rehabilitation of the Company’s properties of $30,854,958, including $13,365,537 for the development of the Arboretum Land, partially offset by withdrawals of $3,344,208 from replacement reserves held by lenders and the final investment of capital in BVF of $3,182,750.  The cash provided by investing activities was offset by use of cash of $32,022,079 for financing activities which include the payment of principal on existing mortgage loans, $12,319,867, prepayment of the mortgage on the Briarwood property, $6,433,293, distributions to common and preferred shareholders, $20,700,682 and distributions to minority owners in the properties, $4,066,181, which were partially offset by proceeds from new first mortgage debt secured on the Briarwood property of $13,200,000.  Additionally, the net cash used by the financing and investing activities of the Company was further offset by an increase in cash of $12,464,803 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred shareholders, distributions to common shareholders and Operating Partnership unitholders, subject to sufficient liquidity, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF II and, debt repayment.  Additionally, the mortgage loan outstanding on the Berkshires at Citrus Park property matures in November 2009 at which time the Company intends to repay the balance of approximately $15,720,000 with new first mortgage financing.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Tax Code, applicable to REITs.  Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.  Depending on the availability of funds, the Board may vote to forgo quarterly distributions to the Company’s common shareholders and Operating Partnership unitholders as circumstances dictate.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing.  The Company has one mortgage, in the amount of $15,720,000, that matures in 2009.  The Company is currently assessing various options in an effort to replace the maturing debt including the possibility of seeking an extension of the upcoming maturity date or incurring new mortgage debt to replace it.  The Company may seek to expand its purchasing power through the use of venture relationships with other companies.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining liquidity will continue to be available, or if available, will be available on terms and conditions acceptable to the Company.  Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company.  In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets.  A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral  at a time when it may not be in the Company's best interest to do so.  .  As of December 31, 2008 the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

As of December 31, 2008, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio.  First and second mortgage fixed interest rate debt on Executive House was assumed during the year ended December 31, 2008.  The assumption of debt totaled $30,665,374 and was executed concurrently with the acquisition of the property.  The Company also financed the debt on the Briarwood property that matured in April.  The new financing provided additional liquidity of approximately $6,800,000.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio.  The facility provides for a 60-day notice of termination by which the lender can affect a termination of the commitment under the facility and render all outstanding amounts due and payable.  Additionally, the facility also contains a clean-up requirement which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.  During the twelve months ended December 31, 2008, the Company borrowed $15,000,000 from the credit facility, which it later repaid, for the acquisition of Executive House and the payment of the Briarwood mortgage when it matured in April 2008, prior to obtaining permanent financing.  There were no borrowings outstanding on the credit facility as of December 31, 2008.

Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2008:

Property Name	Previous Balance	New Balance	Closing Date	Interest Rate	Term
Fixed Rate Mortgages:
Arboretum Land (1)	-	-	January 28, 2008	6.20%	7 Years
Briarwood	8,548,735	13,200,000	October 20, 2008	6.43%	10 Years
Executive House #1	-	27,000,000	September 18,2008	5.52%	8 Years
Executive House #2	-	3,665,374	September 18,2008	5.99%	4 Years
	$8,575,364	$43,865,374

(1)
The loan is a construction loan for 2 years and permanent financing for 5 years.  The total amount available under the construction loan is $13,650,000.  There were no advances under the loan as of December 31, 2008.  Draws against the construction loan amount available have been made to the lender and are expected to be funded in the near future.

Capital Expenditures

The Company incurred $5,114,990 and $5,271,024 in recurring capital expenditures during the year ended December 31, 2008 and 2007, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $23,986,829 and $13,843,374 in renovation-related and development capital expenditures during the year ended December 31, 2008 and 2007, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In September 2008, the Company sustained varying degrees of damage from Hurricane Ike to four of its Houston area properties.  The Walden Pond property suffered the greatest damage estimated at approximately $2.5 million of which the Company will be responsible for a $570,000 insurance deductible.  Brompton, Briarwood and Gables all suffered minimal damage estimated at approximately $50,000 each.  As of December 31, 2008, the Company has incurred $1,753,139 of costs associated with rebuilding and repairs related to Hurricane Ike which have been recorded as capital expenditures during 2008.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of December 31, 2008, the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 94% complete as 352 of the 375 units had been completed, of which 337 units, or 97% have been leased.

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

The Company is in the latter stages of developing one of the two parcels of vacant land that it owns.  The property, to be known as the Reserves at Arboretum, was approved as of November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project cost is estimated at $17,000,000 and is expected to be completed by mid-2009.  As of December 31, 2008, the project costs incurred were approximately $14,299,000 and are projected to be on budget.  Interest costs are capitalized on the development until construction is substantially complete.  There was $395,613 and $107,267 of interest capitalized in the years ended December 31, 2008 and 2007, respectively.  No development plans are currently in the works for the other vacant parcel.

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

The Company’s capital budgets for 2009 anticipate spending approximately $9,600,000 for ongoing rehabilitation, including the Hampton House project and development of current portfolio properties, including the Arboretum Land development project during the year.  As of December 31, 2008, the Company has not committed to any new significant rehabilitation projects.

Acquisitions and Dispositions

Discussion of acquisitions for the year ended December 31, 2008

On September 18, 2008, the Company’s Operating Partnership, through a newly formed and wholly owned subsidiary, BIR Executive House, L.P., completed the acquisition of 100% of the partnership interests in Executive House Associates, the owner of Executive House Apartments, a 302 unit multifamily apartment community located in Philadelphia, Pennsylvania, from an unaffiliated third party.  The purchase price of $50,000,000 and related closing costs consisted of a cash payment of $20,148,140 plus the assumption of the outstanding mortgage debt secured by the property.  The purchase was subject to normal operating pro rations.  The cash portion of the purchase price and related closing costs were funded through a $10,000,000 advance from the revolving credit facility available from an affiliate and available cash.   The acquisition of Executive House is intended to be the qualified replacement property in connection with the sale of the Westchester West property, which was identified for replacement pursuant to a transaction structured to comply with the requirements of a reverse 1031 Exchange under the Internal Revenue Code of 1986, as amended, (the “Tax Code”).  As required by the Tax Code, a qualified 1031 Exchange intermediary was retained to execute the Executive House acquisition and the Westchester West sale transactions.  As of December 31, 2008, the purchase price allocation was final and no further adjustment is contemplated.

Discussion of dispositions for the year ended December 31, 2008

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

On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments in Cockeysville, Maryland.  The Company’s share of the proceeds from the sale of Century Apartments were deposited in the Company’s operating account for its operating use.  The operating results of Century Apartments for the years ended December 31, 2008, 2007 and 2006 have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On December 30, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchester West Apartments in Silver Spring, Maryland.  The proceeds from the sale of Westchester West were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  Subsequently, the proceeds were distributed from the qualified intermediary and deposited in the Company’s operating account for its operating use.  The operating results of Westchester West for the years ended December 31, 2008, 2007 and 2006 have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

Contractual Obligations and Other Commitments

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan will be used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company. The interest rate on the note is fixed at 6.20% and has a term of 7 years, including a 2 year construction period and 5 years of permanent financing.  The loan is a non-drawn mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project. On September 12, 2008, the Company submitted the first construction loan draw to the lender for the Arboretum Land development project totaling $3,371,836.  As of December 31, 2008, there have been no advances on this mortgage

On September 18, 2008, the Company, through its wholly owned subsidiary, BIR Executive House, L.P., in connection with the acquisition of Executive House Apartments, assumed a first and second non-recourse mortgage note payable with then outstanding balances of $27,000,000 and $3,665,374, which are collateralized by the related property. The interest rates on the notes are fixed at 5.515% and 5.99%, respectively, for terms of approximately 8 and 4 years, respectively.  The first mortgage note requires monthly payments of $153,557 of principal and interest after seven payments of interest only and the second mortgage note requires monthly payments of $22,160 of principal and interest. In accordance with FAS 141, “Business Combinations”, the Company recorded the mortgages at their carrying value as the fair value, which was determined by calculating the present value of the future payments at current interest rates, approximated carrying value.

On October 20, 2008, the Company, through its wholly owned subsidiary, BIR Briarwood Limited Partnership, executed a non-recourse mortgage note payable on the Briarwood Village Apartments property for $13,200,000, which is collateralized by the related property.  The interest rate on the note is fixed at 6.43% for a term of 10 years.  The note requires interest only payments for 24 months and matures on October 1, 2018, at which time the remaining principal and accrued interest is due. The note may be prepaid, subject to a prepayment penalty, at anytime with 30 days of notice.  The new mortgage debt replaces financing that was assumed at the time of purchase of the property and which matured in April 2008.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage amounts up to 75% of the fair market value on a portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable.  The $432,013,999 in mortgage notes payable has varying maturities ranging from 1 to 18 years.  The following table summarizes our contractual obligations as of December 31, 2008:

	2009 (3)	2010	2011	2012	2013	Thereafter
Long Term Debt (1)	$18,723,558	$3,372,626	$3,539,266	$7,444,714	$75,141,327	$323,792,508
Capital Lease Obligations	-	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-	-
Purchase Obligations (2)	-	-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	-	-	-	-	-	-

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

(3) - The mortgage outstanding and secured by the Berkshires at Citrus Park property in the amount of $15,720,000 matures in November 2009.  The Company is currently assessing various options in an effort to replace the maturing debt including the possibility of seeking an extension of the upcoming maturity date or incurring new mortgage debt to replace it.

The Company has obligations under numerous contracts with various service providers at its properties

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

Market Environment

The United States is currently in the midst of what has been characterized as one of the worst recessions since the 1930’s.  Unemployment has risen past 8% while single family home prices have dropped leaving many homeowners with homes worth less than their mortgage balances, leaving many on the brink of foreclosure.  The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company, however, recognizes that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate have remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or increasing employment rates could have a negative impact on both occupancy and rent levels.  Credit worthy borrowers in the multifamily sector have continued to be able to access capital through Fannie Mae and Freddie Mac through 2008 and into early 2009 at attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.  While the Company believes that 2009 will be a challenging year, with increased competition for price conscious residents, the possibility for continued tight credit markets and illiquidity in the transaction markets, we feel that many of our previous assumptions about future trends will be delayed for a period of time.  The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity.  In many cases, the current economic climate has delayed many would be residents from entering the rental market and instead choosing to remain at home or to share rental units instead of renting their own space.  This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms.  The Company’s properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development.  The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

Declaration of Dividends and Distributions on Class B Common Stock

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

Also on May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $10,000,000 from its operating cash flows to common general and common limited partners, payable on May 15, 2008. On the same day, the Board also declared a common dividend of $0.169962 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution.

For the year ended December 31, 2008 and 2007, the Company declared a total of $12,000,000 and $4,000,000 respectively, of distributions to common shareholders. Of the dividends declared in 2007, $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2007.  There was no dividend payable outstanding at December 31, 2008.

The Company’s policy to provide for distributions on the Class B Common Stock is based on available cash and Board approval.

Results of Operations and Financial Condition

During 2008, the Company’s portfolio decreased by a net of three properties in total to 24 properties, which reflected the acquisition of 1 property and the sale of 4 properties (the “Total Portfolio”) during the year.  As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during 2008, the financial statements show considerable changes in revenue and expenses from period to period.  The Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the years ended December 31, 2008 and 2007 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations.  For the years ended December 31, 2008, 2007 and 2006, the net income (loss) was $36,406,148, $2,928,632 and $(19,996,781), respectively.  A reconciliation of our NOI to net income (loss) for the years ended December 31, 2008, 2007 and 2006 are presented as part of the following tables on pages 37 and 42.

Comparison of year ended December 31, 2008 to the year ended December 31, 2007

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2008 and 2007.  The Same Property Portfolio consists of the 21 properties acquired or placed in service on or prior to January 1, 2007 and owned through December 31, 2008.  The Total Property Portfolio includes the effect of the change in the 4 properties sold and 1 property acquired during the year.  (The 2007 activity for the Century, St Marin, Westchester West, Westchase, Dorsey’s and Trellis has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Years ended December 31,
	2008	2007	Increase/ (Decrease)	% Change

Revenue:
Rental	$60,269,466	$58,089,828	$2,179,638	3.75%
Interest, utility reimbursement and other	3,628,118	3,400,716	227,402	6.69%
Total revenue	63,897,584	61,490,544	2,407,040	3.91%

Operating expenses:
Operating	15,220,067	15,884,589	(664,522)	(4.18)%
Maintenance	3,971,232	3,746,444	224,788	6.00%
Real estate taxes	6,834,238	5,956,021	878,217	14.75%
General and administrative	1,175,514	1,190,164	(14,650)	(1.23)%
Management fees	2,550,377	2,408,128	142,249	5.91%
Total operating expenses	29,751,428	29,185,346	566,082	1.94%

Net operating income	34,146,156	32,305,198	1,840,958	5.70%

Non-operating expenses:
Depreciation	25,113,006	24,347,200	765,806	3.15%
Interest	20,606,777	20,139,595	467,182	2.32%
Loss on extinguishment of debt	-	316,702	(316,702)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	91,022	606,413	(515,391)	(84.99)%
Total non – operating expenses	45,810,805	45,409,910	400,895	0.88%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership, gain on disposition of real estate assets and income from discontinued operations	(11,664,649)	(13,104,712)	1,440,063	10.99%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Minority common interest in Operating Partnerships	-	-	-	-

Gain on disposition of real estate assets	-	-	-	-

Income from discontinued operations	-	-	-	-

Net income (loss)	$(11,664,649)	$(13,104,712)	$1,440,063	10.99%

	Total Property Portfolio
	Years ended December 31,
	2008	2007	Increase/ (Decrease)	%Change

Revenue:
Rental	$65,441,106	$61,097,846	$4,343,260	7.11%
Interest, utility reimbursement and other	4,696,154	4,718,422	(22,268)	(0.47)%
Total revenue	70,137,260	65,816,268	4,320,992	6.57%

Operating expenses:
Operating	17,483,627	17,483,962	(335)	0.00%
Maintenance	4,377,041	3,977,859	399,182	10.04%
Real estate taxes	7,608,716	6,258,985	1,349,731	21.56%
General and administrative	3,008,333	2,959,250	49,083	1.66%
Management fees	4,487,677	4,208,626	279,051	6.63%
Total operating expenses	36,965,394	34,888,682	2,076,712	5.95%

Net operating income	33,171,866	30,927,586	2,244,280	7.26%

Non-operating expenses:
Depreciation	28,277,756	25,838,371	2,439,385	9.44%
Interest	23,370,634	22,032,415	1,338,219	6.07%
Loss on extinguishment of debt	-	316,703	(316,703)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	474,258	1,111,431	(637,173)	(57.33)%
Total non – operating expenses	52,122,648	49,298,920	2,823,728	5.73%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership, gain on disposition of real estate assets and income from discontinued operations	(18,950,782)	(18,371,334)	(579,448)	3.15%

Minority interest in properties	(5,528,481)	(2,031,195)	(3,497,286)	172.18%

Equity in income (loss) of Multifamily Venture and Limited Partnership	(3,696,790)	(2,955,647)	(741,143)	25.08%

Equity in income (loss) of Mezzanine Loan Limited Liability Company	92,293	-	92,293	100.00%

Minority common interest in Operating Partnerships	(12,689,300)	(3,904,400)	(8,784,900)	225.00%

Income from discontinued operations	77,179,208	30,191,208	46,988,000	155.65%

Net income (loss)	$36,406,148	$2,928,632	$33,477,516	1143.11%

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007 (Same Property Portfolio).

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the twelve-month period ended December 31, 2008 in comparison to the similar period of 2007. The majority of the increase is attributable to properties that have completed major renovations in 2007 and are leasing the newly renovated units at premium rent levels and with rising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Berkshire of Columbia in Maryland, Berkshire on Brompton in Texas and Berkshires at Lenox Park in Atlanta.  Market conditions remain favorable in the majority of the sub-markets in which the Company owns and operates apartments however the current economic environment has resulted in increased bad debts at certain properties in the portfolio.  The Company continues to benefit from its focus on resident retention and property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels.  Given current economic conditions, the Company is prioritizing the retention of quality tenants in properties throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the twelve-month period ended December 31, 2008 as compared to the twelve-month period ended December 31, 2007.  Utility reimbursement increased, primarily due to normal fluctuations. Miscellaneous revenues increased due to revenues from the fees charged to tenants and potential tenants, including late fees, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses decreased in the twelve-month period ended December 31, 2008 as compared to the same period of 2007.  The decrease is due mainly to normal fluctuations.  The Company continued to realize savings from improved insurance premium levels when it renewed its property insurance coverage for the portfolio for the policy period as of May 1, 2007 when it was able to achieve modest cost reductions in premiums for its property insurance coverage.  Further insurance cost reductions were achieved in 2008.  The savings were partially offset by increases in some utilities, including electric and water and sewer, advertising publications and rubbish removal.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has substantially completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment unit.  The changes to the infrastructure were completed in the fourth quarter of 2008 with the related direct billing to tenants as of the end of 2008.  As a result of the individual apartments units being migrated to a direct tenant billing the Company has realized a reduction in electricity expense at Season’s and anticipates the reductions and related comparative savings to continue going forward.

Maintenance

Maintenance expense increased in the twelve-months ended December 31, 2008 as compared to the same period of 2007 and is due mainly to higher unit turn over costs including painting, cleaning and non-recurring repairs and maintenance in an effort to make units as attractive as possible and to maintain occupancy.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes increased for the twelve-months ended December 31, 2008 from the comparable period of 2007. The increase is due mainly to increased costs at numerous properties including the payment of a prior year liability for a property that was split into two separate parcel billings, one of which was not received and paid until the current year.  Additionally, the Company continues to see a trend of escalation in assessed property valuations for properties across the portfolio as renovation projects are completed resulting in new values and the effects of continued reliance placed on local and state property tax revenues.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed values that the Company considers to be unreasonable. The Company has had success in achieving tax abatements for certain of its properties based on challenges made to the assessed values and anticipates continued success with certain future challenges given the current economic climate.

General and Administrative

General and administrative expenses decreased slightly in the twelve-month period ended December 31, 2008 compared to 2007.  The overall decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.  In addition, OneSite Payments expense, fees related to the administration of online rent payment processing has increased significantly due to higher volume of payments through OneSite as compared to the same period of 2007.

Management Fees

Management fees of the Same Property Portfolio increased in the twelve-month period ended December 31, 2008 compared to the same period of 2007 based on a proportionate increased level of revenues in the comparative periods.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the twelve-months ended December 31, 2008 as compared to the same period of 2007. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Seasons of Laurel, Hannibal Grove, Standard of Lenox and the Hampton House properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the twelve-months ended December 31, 2008 increased slightly over the comparable period of 2007. The majority of the increase is attributable to the refinancing of a mortgage on the Berkshires on Brompton property at an incrementally higher principal level than the related paid-off loan, which was partially offset by the reduced interest rate obtained on the new debt.  Additionally, new second mortgage debt on two properties that was not in place in the comparative period of 2007 also contributed to the increased interest expense.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the twelve-months ended December 31, 2008 as compared to the same period of 2007.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the twelve-months period ended December 31, 2008.  The decreases were partially offset by the amortization of acquired in-place-leases and tenant relationships related to the new property, Executive House, which was acquired during the quarter ended December 31, 2008.

Comparison of the twelve months ended December 31, 2008 to the twelve months ended December 31, 2007  (Total Property Portfolio)

In general, increases in revenues, operating expenses, non-operating expenses and the related losses of the Total Property Portfolio for the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007 are due mainly to the change in the mix of properties owned by the Company and the related periods of ownership of those properties in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.

Comparison of year ended December 31, 2007 to the year ended December 31, 2006.

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio.  The Same Property Portfolio consists of the 18 properties acquired or placed in service on or prior to January 1, 2006 and owned through December 31, 2007.  The Total Property Portfolio includes the effect of the additional rental properties acquired after January 1, 2006.  (The 2007 and 2006 activity for the Century, St Marin, Westchester West, Westchase, Dorsey’s Forge and Trellis properties have been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Years ended December 31,
	2007	2006	Increase/ (Decrease)	%Change

Revenue:
Rental	$51,007,872	$48,512,052	$2,495,820	5.14%
Interest utility reimbursement and other	2,955,123	2,722,015	233,108	8.56%
Total revenue	53,962,995	51,234,067	2,728,928	5.33%

Operating expenses:
Operating	13,621,148	12,962,536	658,612	5.08%
Maintenance	3,218,140	3,624,299	(406,159)	(11.21)%
Real estate taxes	5,074,794	5,120,974	(46,180)	(0.90)%
General and administrative	941,783	885,485	56,298	6.36%
Management fees	2,116,363	2,084,655	31,708	1.52%
Total operating expenses	24,972,228	24,677,949	294,279	1.19%

Net operating income	28,990,767	26,556,118	2,434,649	9.17%

Non-operating expenses:
Depreciation	20,169,329	18,766,356	1,402,973	7.48%
Interest	17,146,975	14,632,110	2,514,865	17.19%
Loss on extinguishment of debt	316,702	1,540,851	(1,224,149)	(79.45)%
Amortization of acquired in-place leases and tenant relationships	63,692	676,513	(612,821)	(90.59)%
Total non – operating expenses	37,696,698	35,615,830	2,080,868	5.84%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership and income from discontinued operations	(8,705,931)	(9,059,712)	353,781	3.90%

Minority interest in properties	-	-	-	-

Equity in loss of Multifamily Venture and Limited Partnership	-	-	-	-

Minority common interest in Operating Partnerships	-	-	-	-

Income from discontinued operations	-	-	-	-

Net income (loss)	$(8,705,931)	$(9,059,712)	$353,781	3.90%

	Total Property Portfolio
	Years ended December 31,
	2007	2006	Increase/ (Decrease)	%Change
			`
Revenue:
Rental	$61,097,846	$50,232,295	$10,865,551	21.63%
Interest utility reimbursement and other	4,718,422	3,645,857	1,072,565	29.42%
Total revenue	65,816,268	53,878,152	11,938,116	22.16%

Operating expenses:
Operating	17,483,962	13,922,874	3,561,088	25.58%
Maintenance	3,977,859	3,727,139	250,720	6.73%
Real estate taxes	6,258,985	5,347,193	911,792	17.05%
General and administrative	2,959,250	2,417,161	542,089	22.43%
Management fees	4,208,626	3,729,447	479,179	12.85%
Total operating expenses	34,888,682	29,143,814	5,744,868	19.71%

Net operating income	30,927,586	24,734,338	6,193,248	25.04%

Non-operating expenses:
Depreciation	25,838,371	19,807,424	6,030,947	30.45%
Interest	22,032,416	15,285,340	6,747,076	44.14%
Loss on extinguishment of debt	316,702	1,540,851	(1,224,149)	(79.45)%
Amortization of acquired in-place leases and tenant relationships	1,111,431	1,012,876	98,555	9.73%
Total non – operating expenses	49,298,920	37,646,491	11,652,429	30.95%

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, equity in income of Mortgage Funds, minority common interest in Operating Partnership and income from discontinued operations	(18,371,334)	(12,912,153)	(5,459,181)	42.28%

Minority interest in properties	(2,031,195)	(1,555,595)	(475,600)	30.57%

Equity in income (loss) of Multifamily Venture and Limited Partnership	(2,955,647)	8,623,757	(11,579,404)	(134.27)%

Minority common interest in Operating Partnerships	(3,904,400)	(11,713,200)	7,808,800	66.67%

Income from discontinued operations	30,191,208	(2,439,590)	32,630,798	1337.55%

Net income (loss)	$2,928,632	$(19,996,781)	$22,925,413	114.65%

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006 (Same Property Portfolio).

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the year ended December 31, 2007 in comparison to the same period of 2006. The majority of the increase is attributable to properties that completed major renovations in late 2006 and early 2007 and leasing the newly renovated units at premium rent levels and raising the occupancy levels at the properties following the completion of the rehabilitation projects.  Properties experiencing increased post rehabilitation rent levels include the Seasons of Laurel property in Maryland and the Berkshires on Brompton and Chisholm Place properties in Texas.  Market conditions remain favorable in the majority of the sub-markets in which the Company operates.  The Company continues to benefit from ongoing property rehabilitation projects at various properties in the Same Property Portfolio where successful results generally yield enhanced rental revenues as rehabilitated units are placed back into service with incrementally higher rental rates than pre-rehabilitation levels.

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

Operating Expenses

Operating

Overall operating expenses increased in the year ended December 31, 2007 as compared to the same period of 2006.  Property insurance expense saw the largest increase in costs during the period as compared to the year earlier comparative period. As anticipated, increases in premium levels for property insurance coverage, which were effective on July 1, 2006, continues to exceed costs incurred in the comparative period of the prior year, with the largest increases realized in the Florida and Texas markets.  The Company renewed its property insurance coverage for the portfolio for the upcoming policy period as of May 1, 2007, and was able to achieve modest cost reductions in premiums for its property insurance coverage.  Decreases in payroll and related benefits, due to position vacancies at various properties, and some utilities, including gas, were the main contributors in offsetting the increase in insurance premiums.  The Seasons of Laurel property contributes significantly to the Company’s overall utility expense as the electricity charges at the property are paid by the Company and are not currently billed directly to tenants for usage of their apartment unit.  The Company undertook steps necessary to modify the utility infrastructure to allow for the passing of the individual apartment unit utility costs directly to its tenants and implemented system changes to allow for direct billing by unit.  We have seen a reduction in utility expense at Season’s in 2008, with full program implementation in 2009.

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

Real Estate Taxes

Real estate taxes decreased for the year ended December 31, 2007 from the comparable period of 2006. The decrease is due mainly to an adjustment of prior year taxes assessed on two properties and recognized in the current period.   The savings were partially offset by the continued escalation of assessed property valuations for other properties in the Same Property Portfolio.  The Company scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.  Additionally, during 2006, the Company received a refund of approximately $88,500 of real estate taxes paid in a prior period on the Country Place I and II properties related to an exemption initiated by the tax authority.

General and Administrative

General and administrative expenses increased in the year ended December 31, 2007 compared to 2006.  The overall increase was due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including increases in legal fees related to ongoing property related issues and projects at certain properties in the Same Store portfolio as well as legal fees related to tenant issues including those related to rent collection at various properties in the Same Store portfolio.  Additionally, expenses related to the updating of computer software increased during the year.

Management Fees

Management fees of the Same Property Portfolio increased slightly in the year period ended December 31, 2007 compared to the same period of 2006 based on increased levels of revenue of the Same Property Portfolio. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the year ended December 31, 2007 as compared to the same period of 2006. The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Yorktowne, Seasons of Laurel, Brompton and Berkshire of Columbia properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the year ended December 31, 2007 increased over the comparable period of 2006. The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, with the majority of the additional debt obtained on the Seasons of Laurel property, which was partially offset by the reduced interest rate obtained on the new debt.

The Company also obtained new second mortgage debt on seven other properties that was not in place in the comparative period of 2006.  Additionally, during the twelve-month period ended December 31, 2007, supplemental debt in the form of two second mortgages were obtained and contributed to the increased interest expense.

Loss on the extinguishment of debt

Loss on the extinguishment of debt decreased significantly for the year ended December 31, 2007 as compared to the same period of 2006.  The decrease is generally related to the size of the of the loan activity that is refinanced in the particular period.   During 2007, the Berkshires on Brompton loan, totaling $6,400,000, was refinanced compared to the Seasons of Laurel loan of $69,900,000 in 2006.

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

Mortgage Debt to Fair Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of December 31, 2008 is as follows:

Mortgage Debt Summary	Balance	Weighted Average Rate

Collateralized – Fixed Rate	$432,013,999	5.64%

Debt Maturity Schedule

Year	Balance	% of total

2009 (1)	$18,723,558	4.33%
2010	3,372,626	0.78%
2011	3,539,266	0.82%
2012	7,444,714	1.72%
2013	75,141,327	17.39%
Thereafter	323,792,508	74.96%
Total	$432,013,999	100.00%

(1) - The mortgage outstanding and secured by the Berkshires at Citrus Park property in the amount of $15,720,000 matures in November 2009.  The Company is currently assessing various options in an effort to replace the maturing debt including the possibility of seeking an extension of the upcoming maturity date or incurring new mortgage debt to replace it.

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of December 31, 2008 is presented in the following table. Fair value of real estate assets is based on management’s best estimate. As with any estimate, management’s estimate of the fair value of properties represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.

In establishing management’s estimate of fair value of real estate assets management examines relevant market and operating data including, but not limited to, recent transactions in each market, operating results for each property, macro and micro-economic data from respected external sources at both a national and local level as well as actual local knowledge.  Fair values are generally determined by using a number of analytical calculations, including discounting projected future cash flow, applying estimated market capitalization rates (“Cap-Rates”) to current pro forma operating information and comparing per unit results with current replacement cost estimates.  In the latter part of 2008, transaction volume dropped off dramatically from earlier in the year as well as in comparison to prior years.  Actual transactions are often used as a base line for determining Cap-Rates, however, with the drop in actual transactions especially late in the year, there was limited relevant actual data available for use in management’s analysis.  Management used verifiable third party data and its own market knowledge, taking into consideration the location of the property, recent renovation activity, the quality of the asset, its operating cash flows, its age and currently available long-term financing rates to arrive at the estimated Cap-Rates used in its fair value analysis.  Management generally applies lower Cap-Rates to high-rise than to garden style communities.   Managements estimated comparative average Cap-Rate as of December 31, 2008 and 2007, were 6.92% and 5.54%, respectively.  The increase in Cap-Rates from 2007 to 2008 is reflective of lack of buyer demand, lack of liquidity in the market, the economic downturn and the increase in interest rates on available mortgage debt, as well as changes in the availability of capital for purchasing multifamily real estate, especially late in 2008.  The impact of rising Cap-Rates on our portfolio was offset somewhat by increases in net operating income for 2008 at our properties.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  At December 31, 2008 and 2007, the aggregate net book value of our real estate assets was $419,002,572 and $464,265,061, respectively, as compared to the fair values at December 31, 2008 and 2007 of $615,887,000 and $824,920,000, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation.  The decrease in the net book value of the portfolio is related to the sale of four properties during the year and was partially offset by the acquisition of one property during the year.

The decrease in the fair values is also related to the economic forces placing downward pressure on property valuations during the current recessionary market and results in a higher debt-to-fair value of real estate assets ratio at December 31, 2008.

The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of December 31, 2008 and 2007.

Debt-to-Fair Value of Real Estate Assets

	2008	2007

Net book value of multifamily apartment communities	$419,002,572	$464,265,061
Accumulated depreciation	136,678,464	144,240,061
Historical cost	555,681,036	608,505,122
Increase in fair value over historical cost	60,205,964	216,414,878
Fair Value – estimated	$615,887,000	$824,920,000

Mortgage Debt	$432,013,999	$506,903,882

Debt-to-Fair Value of Real Estate Assets	70.15%	61.45%

The debt-to-fair value of real estate assets does not include any outstanding borrowings under the revolving credit facility available from an affiliate of the Company, which were $0 at December 31, 2008 and 2007. The revolving credit facility available from an affiliate of the Company contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of these covenants, we would be unable to draw advances from our line which could have a material impact on our ability to meet our short-term liquidity requirements.  Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows.  As of December 31, 2008 and 2007, the Company was in compliance with the covenants of the revolving credit facility available from an affiliate of the Company.  Fair value of the real estate assets is based on the management most current valuation of properties, which was computed for all properties owned at December 31, 2008 and 2007.

The fair values are based on management’s best estimate of current value for properties owned as of December 31, 2008 and 2007.  Capital discounts rates used in management’s estimates range from a low of 6.15% to a high of 7.55%.  Estimated values of individual properties within the portfolio range from $6,426,000 to $130,943,000.

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

The following table presents a reconciliation of GAAP net income (loss) to FFO for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Net income (loss)	$36,406,148	$2,928,632	$(19,996,781)
Add:
Depreciation of real property	24,618,377	26,460,337	22,007,364
Depreciation of real property included in results of discontinued operations	3,335,613	528,907	-
Minority interest in Operating Partnership	12,689,300	3,904,400	11,713,200
Minority interest in properties	5,528,481	2,031,195	1,555,595
Amortization of acquired in-place leases and tenant relationships	474,258	1,111,431	1,012,875
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	-	21,564	154,994
Equity in loss of Multifamily Venture	3,696,790	2,955,647	-
Funds from operations of Multifamily Venture	1,319,657	100,308	-

Less:
Equity in income of Multifamily Venture	-	-	(8,623,757)
Funds from operations of Multifamily Venture	-	-	(250,674)
Minority interest in properties share of funds from operations	(932,812)	(947,933)	(939,306)
Gain on disposition of real estate assets	(79,487,487)	(32,111,239)	-
Funds from Operations	$7,648,325	$6,983,249	$6,633,510

Environmental Issues

There are no recorded amounts resulting from environmental liabilities because there are no known contingencies with respect to environmental liabilities.  The Company obtains environmental audits, through various sources including lender evaluations and acquisition due diligence, for each of its properties at various intervals throughout a property’s life.  The Company has not been advised by any third party as to the existence of, nor has it identified on its own, any material liability for site restoration or other costs that may be incurred with respect to any of its properties.  The Company reevaluates potential environmental liabilities on an annual basis by reviewing the current properties in the portfolio at year end as the portfolio continues to change with the sale and acquisition of properties.

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

The United States is currently in the midst of what has been characterized as one of the worst recessions since the 1930’s.  Unemployment has risen past 8% while single family home prices have dropped leaving many homeowners with homes worth less than their mortgage balances, leaving many on the brink of foreclosure.  The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company, however, recognizes that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate have remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or increasing employment rates could have a negative impact on both occupancy and rent levels.  Credit worthy borrowers in the multifamily sector have continued to be able to access capital through Fannie Mae and Freddie Mac through 2008 and into early 2009 at attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.  While the Company believes that 2009 will be a challenging year, with increased competition for price conscious residents, the possibility for continued tight credit markets and illiquidity in the transaction markets, we feel that many of our previous assumptions about future trends will be delayed for a period of time.  The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity.  In many cases, the current economic climate has delayed many would be residents from entering the rental market and instead choosing to remain at home or to share rental units instead of renting their own space.  This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms.  The Company’s properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development.  The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations.  The tables present principal cash flows and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2008 and 2007.

The following table reflects the mortgage notes payable as of December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt	$18,723,558	$3,372,626	$3,539,266	$7,444,714	$75,141,327	$323,792,508	$432,013,999
Average Interest Rate	5.19%	5.25%	5.24%	5.62%	5.14%	5.82%	5.64%

The following table reflects the mortgage notes payable as of December 31, 2007.

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt	$12,691,809	$20,257,150	$4,779,543	$5,088,624	$34,317,623	$429,769,133	$506,903,882
Average Interest Rate	5.63%	5.20%	5.15%	5.16%	4.95%	5.52%	5.52%

The level of market rate interest risk decreased during 2008. The decrease relates mainly to incrementally lower levels of outstanding mortgage debt payable of $432,013,999 at December 31, 2008 from $506,903,886 at December 31, 2007.  Additionally, the decrease was offset partially by increases in the average interest rate on the outstanding debt over the same period.  The rate increase is due mainly to higher interest rate levels on debt acquired and assumed during 2008. The Company manages its interest rate risk on mortgage debt by monitoring the funding markets and the related changes in prevailing mortgage debt interest levels.  Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate.  The Company has been successful in obtaining mortgage debt during the 2008 which has been challenged by economic conditions affecting the debt markets as well as declines in property values and tightening of lending guidelines.  The Company continues to take advantage of all opportunities to lock in long term debt at favorable interest rates via first mortgage refinancing, supplemental mortgage financing and assumption of debt with favorable terms pursuant to the acquisition of new properties.

As of December 31, 2008 and 2007, there was no variable interest rate debt outstanding.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements and Financial Statement Schedule” on page 66 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with oversight and input from the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2008.  The Company’s management based its assessment on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of  the Securities Exchange Act Rules 13a -15 or 15d-15 that occurred during the quarter ended December 31, 2008 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and directors are as follows:

Name and age	Position or Offices Held

Douglas Krupp (62)	Chairman of the Board of Directors
David C. Quade (65)	President, Chief Financial Officer and Director
Randolph G. Hawthorne (59)	Director
Robert M. Kaufman (59)	Director
Richard B. Peiser (60)	Director
Frank Apeseche (51)	Vice President and Treasurer
Christopher M. Nichols (44)	Vice President, Controller and Assistant Secretary
Mary Beth Bloom (35)	Vice President and Secretary

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

Richard B. Peiser, Director of Berkshire Income Realty, Inc. since October 15, 2002.  Mr. Peiser is currently the Michael D. Spear Professor of Real Estate Development at Harvard University and has worked in that position since 1998.  Mr. Peiser is also a member of the Department of Urban Planning and Design in the Harvard University Graduate School of Design and has served as such since 1998.  Mr. Peiser also serves as Director of the university-wide Real Estate Academic Initiative at Harvard University.  Before joining the faculty of Harvard University in 1998, Mr. Peiser served as Director of the Lusk Center of Real Estate Development from 1987-1998 as well as Founder and Academic Director of the Master of Real Estate Development Program at the University of Southern California from 1986—1998.  Mr. Peiser has also worked as a real estate developer and consultant since 1978.  In addition, Mr. Peiser has published numerous articles relating to various aspects of the real estate industry.  Mr. Peiser taught at Southern Methodist University from 1978-1984, the University of Southern California from 1985-1998 and at Stanford University in the fall of 1981.  Mr. Peiser has been a trustee of the Urban Land Institute since1997, a Faculty Associate of the Eliot House since 1998 and a Director of the firm American Realty Advisors since 1998.  Additionally, Mr. Peiser served as a faculty representative on the Harvard University Board of Overseer’s Committee on Social Responsibility from 1999-2002 and was co-editor of the Journal of Real Estate Portfolio Management during 2002.  Mr. Peiser holds a Bachelor of Arts degree from Yale University, a Master of Business Administration degree from Harvard University and a Ph.D. in land economics from Cambridge University.

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

Christopher M. Nichols, Vice President, Controller and Assistant Secretary of Berkshire Income Realty, Inc. since July 19, 2002.  Mr. Nichols currently holds the position of Vice President, Controller and Assistant Secretary of Berkshire Income Realty, Inc.  Mr. Nichols is also the Company’s Principal Accounting Officer.  Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller.  Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a New York Stock Exchange listed company.  At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems.  Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997.  Mr. Nichols has a Bachelor of Science degree in Accountancy from Bentley College as well as Associate Degrees in Computer Information Systems and in Electrical Engineering.  Mr. Nichols is a Certified Public Accountant.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders, during the fiscal year ended December 31, 2008 and prior fiscal years none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)

N/a	n/a	$-	$-	-	$-	$-	$-	$-	$-
		$-	$-	$-	$-	$-	$-	$-	$-

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and American Stock Exchange rules and regulations.  The Board has determined that the independent directors will be compensated at the rate of $30,000 per year, payable in cash, for their service as directors and receive reimbursement for their travel expenses incurred in connection with Board duty.  There were no other arrangements to compensate the directors for Board or committee involvement in 2008.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2008 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group.  The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Class B Common Stock	Douglas Krupp	1,283,313	(2)	91%
Class B Common Stock	George Krupp	1,283,313	(3)	91%
Class B Common Stock	Douglas Krupp 1980 Family Trust	1,283,313	(4)	91%
Class B Common Stock	George Krupp 1980 Family Trust	1,283,313	(5)	91%
Class B Common Stock	Krupp Family Limited Partnership-94	1,283,313	(6)	91%
Class B Common Stock	KRF Company	1,283,313		91%
Class B Common Stock	Thomas Shuler	63,560		5%
Class B Common Stock	David Olney	59,323		4%
Class B Common Stock	All directors and executive officers as a group	1,406,196	(7)	100%
Preferred Shares	Robert M. Kaufman	71,873	(8)	2%
Preferred Shares	Thomas Shuler	6,780		*
Preferred Shares	Randolph G. Hawthorne	2,500		*
Preferred Shares	David C. Quade	874		*
Preferred Shares	Mary Beth Bloom	350		*
Preferred Shares	Richard B. Peiser	805		*

* - Represents less than 1% of shares outstanding in class.

(1)	c/o The Berkshire Group, One Beacon Street, Suite 1500, Boston, MA 02108.

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

(7)	Includes 1,283,313 shares owned by KRF Company that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (2).

(8)
Robert M. Kaufman does not own shares of Class B common stock.  Mr. Kaufman does own 65,873 shares of the Preferred Shares of the Company.  Additionally, 6,000 shares of the Preferred Shares are owned Mr. Kaufman’s spouse and may be deemed to be beneficially owned by Mr. Kaufman.

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock.  As of December 31, 2008 and 2007, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 about shares of our equity securities outstanding and available for issuance under equity compensation plans.  The Company does not have equity securities outstanding or available for issuance under an equity compensation plan as of December 31, 2008.

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

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.    Berkshire Advisor earned asset management fees of $1,673,441, $1,673,441 and $1,673,446 during 2008, 2007 and 2006, respectively.

 The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the minority partners in the properties.  As of December 31, 2008 and 2007, respectively, $418,360 and $418,362 of the asset management fees are payable to Berkshire Advisor.

During 2008, 2007 and 2006, Berkshire Advisor, an affiliate of The Berkshire Group, acted as property manager under property management agreements between the Company and Berkshire Advisor.  Under the property management agreement, Berkshire Advisor is entitled to receive a property management fee, payable monthly, equal to 4% of the gross rental receipts, including rentals and other operating income, received each month with respect to all managed properties.  The total amount of property management fees paid and accrued to Berkshire Advisor under the property management agreements was $3,335,681, $3,374,992 and $2,995,596 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, respectively, $572,801 and $828,962 of the 2008 and 2007 property management fees are payable to Berkshire Advisor.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us.  Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the Audit Committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and American Stock Exchange).  Berkshire Advisor received acquisition fees for 2008, 2007 and 2006 as follows:

	Acquisition Fee	Acquisition Fee	Acquisition Fee
Acquisition	2008	2007	2006

Executive House	$500,000	$-	$-
Hampton House	-	205,000	-
Sunfield Lakes	-	242,250	-
Briarwood Village	-	-	138,167
Chisholm Place	-	-	96,250
Standard at Lenox Park	-	-	471,000
	$500,000	$447,250	$705,417

All acquisition fees have been capitalized and are included in the caption “Multifamily apartment communities” in Part IV Item 15 – Consolidated Balance Sheets.

As of January 1, 2005, the Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $612,312, 808,024 and $849,490 in construction management fees for the year ended December 31, 2008, 2007 and 2006, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate for property development services.  As of December 31, 2008, the Company has one property under development and has incurred fees totaling $700,000 since inception of the project during the year.  The fees, of which $270,750 is related to predevelopment activities and $429,250 is related to the development phase, are based on the project’s development/construction costs.  As of December 31, 2008, $700,000 has been paid to the affiliate and construction is ongoing.

Under the advisory services agreement and the property management agreements, Berkshire Advisor is reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties.

Berkshire Advisor also is reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services.  Expense reimbursements paid were $195,900, $250,596 and $316,060 for the years ended December 31, 2008, 2007 and 2006, respectively.  Salary reimbursements paid were $8,795,648, $9,380,153 and $7,963,168 for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition to the fees listed above, the Multifamily Venture paid or accrued property management fees of $42,864 to Berkshire Advisor 2006. Also the Multifamily Limited Partnership Venture paid construction management fees of $3,118,380, $2,313,745 and $1,630,024, property management fees of $5,637,868, $3,692,478 and $1,854,329 and asset management fees of $3,282,256, $2,362,104 and $2,364,778 to Berkshire Advisor during 2008, 2007 and 2006, respectively.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $345,500 and $355,000 for the years ended December 31, 2008 and 2007, respectively, for the audit of the Company’s annual financial statements included in the Company’s Form 10K and review of financial statements included in the Company’s Forms and 10-Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $13,652 and $88,254 for the years ended December 31, 2008 and 2007, respectively for Sarbanes-Oxley readiness procedures and  the audit of certain subsidiaries.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $51,600 and $60,000 for the years December 31, 2008 and 2007, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 for the years ended December 31, 2008 and 2007, respectively.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           See “Index to Financial Statements and Financial Statement Schedule” on page 66 to this report.

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

10.38
Purchase and Sale Agreement between St. Marin/Karrington Limited Partnership, a Delaware limited partnership and Williams Asset Management, LLC, a Georgia limited liability company, dated February 26, 2008 (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2008).

10.39
Purchase and Sale Agreement by and among EHGP, Inc., a Pennsylvania corporation , Eric Blumenfeld, an individual, EHA Acquisition, L.P., a Pennsylvania limited partnership, BIR Executive GP, L.L.C. and BIR Executive LP, L.L.C.  (Incorporated by reference to Exhibit No. 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 13, 2008).

10.40
Purchase and Sale Agreement by and among Anthony W. Packer, an individual, Jerome D. Winnick, an individual, Shoreline/Marin LLC, a Delaware limited liability company, BIR Executive GP, L.L.C. and BIR Executive LP, L.L.C. (Incorporated by reference to Exhibit No. 99.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 13, 2008).

10.41
Purchase and Sale Agreement between BRI Westchester Limited Partnership, a Maryland limited partnership, and Home Properties, L.P., a New York limited partnership, dated September 10, 2008 (Incorporated by reference to Exhibit No. 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 16, 2008).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

The information required by this item is set forth below in the financial statements included herein.

BERKSHIRE INCOME REALTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm-----------------------------	65

Consolidated Balance Sheets at December 31, 2008 and 2007-------------------------	66

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006-----------------------------------------------------------------------	67

Consolidated Statements of Changes in Stockholders’ Equity / Deficit for the Years Ended December 31, 2008, 2007 and 2006--------------------------------------	68

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006-------------------------------------------------------------------------------	69-70

Notes to Consolidated Financial Statements----------------------------------------------	71-96

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2008--	97-98

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. and subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2009

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

Multifamily apartment communities, net of accumulated depreciation of $136,678,464 and $144,240,061, respectively	$419,002,572	$464,265,061
Cash and cash equivalents	24,227,615	22,479,937
Cash restricted for tenant security deposits	1,851,400	1,953,503
Replacement reserve escrow	5,952,952	7,760,738
Prepaid expenses and other assets	9,314,446	11,026,329
Investment in Multifamily Venture and Limited Partnership	15,425,410	16,794,450
Investment in Mezzanine Loan Limited Liability Company	947,293	-
Acquired in place leases and tenant relationships, net of accumulated amortization of $888,254 and $7,136,556, respectively	388,935	201,002
Deferred expenses, net of accumulated amortization of $1,244,326 and $1,045,194, respectively.	3,306,807	3,581,610

Total assets	$480,417,430	$528,062,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$432,013,999	$506,903,882
Due to affiliates	2,291,250	1,952,547
Dividend and distributions payable	837,607	1,837,607
Accrued expenses and other liabilities	11,724,250	13,351,402
Tenant security deposits	1,800,105	1,955,389

Total liabilities	448,667,211	526,000,827

Commitments and Contingencies	-	-

Minority interest in properties	293,650	-

Minority interest in Operating Partnership	-	-

Stockholders’ equity:
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2008 and 2007, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized; 1,406,196 issued and outstanding at December 31, 2008 and 2007, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Accumulated deficit	(38,768,323)	(68,163,089)

Total stockholders’ equity	31,456,569	2,061,803

Total liabilities and stockholders’ equity	$480,417,430	$528,062,630

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the year ended December 31,
	2008	2007	2006
Revenue:
Rental	$65,441,106	$61,097,846	$50,232,295
Interest	605,703	1,112,953	954,110
Utility reimbursement	1,365,137	1,036,912	816,975
Other	2,725,314	2,568,557	1,874,772

Total revenue	70,137,260	65,816,268	53,878,152

Expenses:
Operating	17,483,627	17,483,962	13,922,874
Maintenance	4,377,041	3,977,859	3,727,139
Real estate taxes	7,608,716	6,258,985	5,347,193
General and administrative	3,008,333	2,959,250	2,417,161
Management fees	4,487,677	4,208,626	3,729,447
Depreciation	28,277,756	25,838,371	19,807,424
Interest	23,370,634	22,032,416	15,285,340
Loss on extinguishment of debt	-	316,702	1,540,851
Amortization of acquired in-place leases and tenant relationships	474,258	1,111,431	1,012,876

Total expenses	89,088,042	84,187,602	66,790,305

Loss before minority interest in properties, equity in income (loss) of Multifamily Venture and Limited Partnership, gain on disposition of real estate assets, minority common interest in Operating Partnership and discontinued operations	(18,950,782)	(18,371,334)	(12,912,153)

Minority interest in properties	(5,528,481)	(2,031,195)	(1,555,595)

Minority common interest in Operating Partnership	(12,689,300)	(3,904,400)	(11,713,200)

Equity in income (loss) of Multifamily Venture and Limited Partnership	(3,696,790)	(2,955,647)	8,623,757

Equity in income (loss) of Mezzanine Loan Limited Liability Company	92,293	-	-

Net loss from continuing operations	(40,773,060)	(27,262,576)	(17,557,191)

Discontinued operations:
Loss from discontinued operations	(2,308,279)	(1,920,031)	(2,439,590)
Gain on disposition of real estate asset	79,487,487	32,111,239	-
Income (loss) from discontinued operations	77,179,208	30,191,208	(2,439,590)

Net income (loss)	$36,406,148	$2,928,632	$(19,996,781)

Preferred dividend	(6,700,682)	(6,700,792)	(6,700,793)

Net income (loss) available to common shareholders	$29,705,466	$(3,772,160)	$(26,697,574)

Net loss from continuing operations per common share, basic and diluted	$(33.76)	$(24.15)	$(17.25)

Net income (loss) from discontinued operations per common share, basic and diluted	$54.89	$21.47	$(1.73)

Net loss per common share, basic and diluted	$21.12	$(2.68)	$(18.98)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196

Dividends declared per common share	$0.20	$0.07	$0.20

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007AND 2006

	Preferred Series A Stock		Class B Common Stock		Accumulated Deficit	Total Stockholders’ equity/(deficit)
.	Shares	Amount	Shares	Amount

Balance at December 31, 2005	2,978,110	$70,210,830	1,406,196	$14,062	$(37,301,504)	$32,923,388

Net loss	-	-	-	-	(19,996,781)	(19,996,781)

Distributions to preferred shareholders	-	-	-	-	(6,700,793)	(6,700,793)

Distributions to common shareholders	-	-	-	-	(286,800)	(286,800)

Balance at December 31, 2006	2,978,110	70,210,830	1,406,196	14,062	(64,285,878)	5,939,014

Net Income	-	-	-	-	2,928,632	2,928,632

Distributions to minority owners / partners	-	-	-	-	(9,451)	(9,451)

Distributions to preferred shareholders	-	-	-	-	(6,700,792)	(6,700,792)

Distributions to common shareholders	-	-	-	-	(95,600)	(95,600)

Balance at December 31, 2007	2,978,110	70,210,830	1,406,196	14,062	(68,163,089)	2,061,803

Net Income (Loss)	-	-	-	-	36,406,148	36,406,148

Distributions to preferred shareholders	-	-	-	-	(6,700,682)	(6,700,682)

Distributions to common shareholders	-	-	-	-	(310,700)	(310,700)

Balance at December 31, 2008	2,978,110	$70,210,830	1,406,196	$14,062	$(38,768,323)	$31,456,569

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$36,406,148	$2,928,632	$(19,996,781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	536,398	444,901	457,241
Amortization of acquired in-place leases and tenant relationships	474,258	1,132,994	1,167,869
Depreciation	32,458,939	32,709,887	27,229,072
Loss on extinguishment of debt	613,061	288,253	324,940
Minority interest in properties	5,528,481	2,031,195	1,555,594
Equity in loss of Multifamily Venture and Limited Partnership	3,696,790	2,955,647	(8,623,757)
Equity in income of Mezzanine Loan Limited Liability Company	(92,293)	-	-
Minority interest in Operating Partnership	12,689,300	3,904,400	11,713,200
Gain on real estate assets related to hurricane and fire	(699,940)	(467,145)	-
Gain on disposition of real estate assets	(79,487,487)	(32,111,239)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(454,677)	(578,431)	(244,371)
Prepaid expenses and other assets	2,516,217	(1,060,994)	157,519
Due to/from affiliates	338,703	572,075	870
Accrued expenses and other liabilities	(2,059,095)	795,472	1,381,847
Net cash provided by operating activities	12,464,803	13,545,647	15,123,243

Cash flows from investing activities:
Capital improvements	(30,854,954)	(19,114,398)	(18,114,850)
Acquisition of multifamily apartment communities	(20,148,140)	(45,009,930)	(61,637,916)
Deposits to replacement reserve	(63,549)	(1,855,101)	(5,079,391)
Interest earned on replacement reserves	(71,400)	(82,333)	-
Withdrawals from replacement reserve	3,344,208	-	1,019,053
Distributions from investment in Multifamily Venture and Limited Partnership	-	141,802	11,765,850
Investment in Multifamily Venture and Limited Partnership	(2,327,750)	(8,890,950)	(10,745,218)
Investment in Mezzanine Loan Limited Liability Company	(855,000)	-	-
Proceeds from sale of assets	72,281,539	44,697,455	-
Acquisition of in-place leases and tenant relationships	-	-	(592,687)
Net cash provided by (used) in investing activities	21,304,954	(30,113,455)	(83,385,159)

Cash flows from financing activities:
Borrowings from mortgage notes payable	13,200,000	73,090,000	161,094,000
Principal payments on mortgage notes payable	(12,319,867)	(29,171,254)	(1,977,019)
Borrowings from revolving credit facility – affiliate	15,000,000	37,500,000	7,000,000
Principal payments on revolving credit facility – affiliate	(15,000,000)	(37,500,000)	(7,000,000)
Good faith deposits on mortgages	341,250	(341,250)	-
Distributions paid to tax authority on behalf of partners	(875,000)	(9,451)	-
Prepayments on mortgage notes payable	(6,433,293)	(6,393,374)	(69,218,989)
Deferred financing costs	(874,656)	(788,188)	(1,117,652)
Distributions to holder of minority interest in properties	(4,359,831)	(2,031,195)	(8,559,040)
Distributions on common operating partnership units	(14,000,000)	(4,000,000)	(12,000,000)
Distributions to preferred shareholders	(6,700,682)	(6,700,792)	(6,700,793)
Net cash provided by (used) in financing activities	(32,022,079)	23,654,496	61,520,507

Net increase (decrease) in cash and cash equivalents	1,747,678	7,086,688	(6,741,409)
Cash and cash equivalents at beginning of year	22,479,937	15,393,249	22,134,658
Cash and cash equivalents at end of year	$24,227,615	$22,479,937	$15,393,249

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2008	2007	2006
Supplemental disclosure:
Cash paid for interest	$28,128,711	$27,962,604	$19,935,126
Capitalization of interest	$395,514	$107,267	$-

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared and payable to preferred shareholders	$837,607	$837,607	$837,607
Dividends and distributions declared and payable on common operating partnership units and shares	$-	$1,000,000	$1,000,000
Capital improvements included in accrued expenses and other liabilities	$604,296	$465,491	$274,084
Mortgage debt assumed by buyer	100,002,097	-	-
Write-off of real estate assets – hurricane and fire damage	1,206,363	-	-
Insurance proceeds receivable – hurricane and fire damage	1,317,693	529,570	-

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(50,205,199)	$(45,040,527)	$(70,618,165)
Acquired in-place leases and tenant relationships	(662,187)	(615,003)	(377,113)
Escrows	-	-	(14,848)
Prepaid expenses	(640,758)	-	(197,822)
Deferred expenses	-	(346,568)	(17,000)
Liabilities assumed:
Mortgage notes payable	30,665,374	-	8,958,818
Accrued expenses	293,134	737,089	532,797
Tenant security deposits	401,496	255,079	95,417

Net cash used for acquisition of Multifamily apartment communities	$(20,148,140)	$(45,009,930)	$(61,637,916)

Sale of real estate:

Gross selling price	$175,650,000	$45,450,000	$-
Payoff of mortgage note payable	(6,433,293)	-	-
Assumption of mortgage notes payable	(92,566,152)	-	-
Cost of sale	(4,369,016)	(752,545)	-
Cash flows from sale of real estate assets	$72,281,539	$44,697,455	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  The Company conducts its business through Berkshire Income Realty – OP, L.P. (the “Operating Partnership).

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

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2008 is presented below:

Description	Location	Year Acquired	(Unaudited) Total Units	Ownership Interest	(Unaudited) 2008 Occupancy (1)

Berkshires of Columbia	Columbia, Maryland	1983	316	91.38%	92.97%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	92.32%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	87.69%
Laurel Woods	Austin, Texas	2004	150	100.00%	96.29%
Bear Creek	Dallas, Texas	2004	152	100.00%	95.48%
Bridgewater	Hampton, Virginia	2004	216	100.00%	95.44%
Arboretum	Newport News, Virginia	2004	184	100.00%	95.49%
Silver Hill	Newport News, Virginia	2004	153	100.00%	91.41%
Arrowhead	Palatine, Illinois	2004	200	58.00%	93.83%
Moorings	Roselle, Illinois	2004	216	58.00%	95.66%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	95.33%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	95.33%
Yorktowne	Millersville, Maryland	2004	216	100.00%	93.72%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	96.36%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	90.28%
Lakeridge	Hampton, Virginia	2005	282	100.00%	93.96%
Savannah at Citrus Park	Tampa, Florida	2005	264	100.00%	92.16%
Briarwood Village	Houston, Texas	2006	342	100.00%	96.00%
Chisholm Place	Dallas, Texas	2006	142	100.00%	95.31%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	90.88%
Berkshires at Town Center (formerly Hampton House)	Towson, Maryland	2007	196	100.00%	88.54%
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	93.21%
Executive House	Philadelphia, Pennsylvania	2008	302	100.00%	91.80%
Total			6,434

(1) – Represents the average year-to-date physical occupancy.

Discussion of dispositions for the years ended December 31, 2008, 2007 and 2006

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

On April 28, 2008, the Operating Partnership completed the sale of 100% of its interest in St. Marin/Karrington Apartments (“St. Marin”) in Coppell, Texas.  The selling price was $61,750,000 and subject to normal closing costs and operating prorations.  The Company retained the balance of the sale proceeds in its operating account for its operating use. The operating results of St. Marin have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshires at Westchase Apartments (“Westchase”) in Houston, Texas.  The selling price was $12,400,000 and subject to normal closing costs and operating prorations.  The proceeds from the sale of Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments (“Century”) in Cockeysville, Maryland.  The selling price was $52,000,000 and subject to normal closing costs and operating prorations.  The Company’s portion of the net proceeds from the sale of Century was deposited in the Company’s operating account for its operating use.

On December 30, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchester West Apartments (“Westchester West”) in Silver Spring, Maryland.

The selling price was $49,500,000 and subject to normal closing costs and operating prorations.  The proceeds from the sale of Westchester West were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  Subsequently, the proceeds were distributed from the qualified intermediary and deposited in the Company’s operating account for its operating use.  The operating results of Westchester West for the years ended December 31, 2008, 2007 and 2006 have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

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

Real estate

Real estate assets are recorded at depreciated cost. Costs related to the acquisition, development, rehabilitation and improvement of properties are capitalized. Interest costs are capitalized on development projects until construction is substantially complete.  There was $395,613, $107,267 and $0 of interest capitalized in 2008, 2007 and 2006, respectively. Recurring capital improvements typically include appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

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

The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight line method of amortization over a 24 month period. The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2008 acquisitions as of the acquisition date:

Property	Multifamily Apartment Communities	Acquired In-Place Leases	Tenant Relationships	Total booked at acquisition date

Executive House	$50,205,199	$503,388	$118,799	$50,827,386

The purchase of Executive House was subject to the assumption of the existing mortgage debt on the property at the time of closing of $27,000,000 and $3,665,374, which are collateralized by the related property. The interest rates on the notes are fixed at 5.515% and 5.99%, respectively, for terms of approximately 8 and 4 years, respectively.

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

Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other than temporary.  No such impairment charges have been recognized to date.

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

Minority Interest in Properties

Unaffiliated third parties have ownership interests in five of the Company’s multifamily apartment communities at December 31, 2008.  Such interests are accounted for as “Minority Interest in Properties” in the accompanying financial statements.  Allocations of earnings and distributions are made to minority holders based upon their respective share allocations.  Losses in excess of minority holders’ investment basis are allocated to the Company.  Distributions from operations to the minority holders in excess of their investment basis are recorded in the Company’s statement of operations as Minority Interest in Properties as there is typically no legal obligation for such investors to restore deficit capital accounts.  See Recent Accounting Pronouncements for additional information on SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.

Minority Interest in Operating Partnership

In accordance with the Emerging Issues Task Force Issue (“EITF”) No. 94-2, Treatment of Minority Interest in Certain Real Estate Investment Trusts, KRF Company and affiliates’ common limited partnership interest in the Operating Partnership is being reflected as “Minority Interest in Operating Partnership” in the financial statements of the Company.

 The net equity to the common and general partner interests in the Operating Partnership is less than zero after an allocation to the Company and affiliates’ preferred interest in the Operating Partnership.  Further, KRF Company and affiliates have no obligation to fund such deficit.  Accordingly, for financial reporting purposes, KRF Company and affiliates’ minority interest in the Operating Partnership has been reflected as zero with common stockholders’ equity being reduced for the deficit amount.  See Recent Accounting Pronouncements for additional information on SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.

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

Debt extinguishment costs

In accordance with FAS 145, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to APB Opinion No. 30. Accordingly, costs associated with the early extinguishment of debt are included in the caption “loss on extinguishment of debt” and/or  “discontinued operations” in the Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

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

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2008 and 2007, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements.  Also as of January 1, 2007, the Company became subject to the revised franchise tax calculation in Texas.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $61,384,770 and $51,066,407 as of December 31, 2008 and 2007, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

The Company monitors the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  As of December 31, 2008 and 2007, the Company has determined it does not have a liability related to a tax position taken or expected to be taken in a tax return and therefore has not recorded any adjustments to its financial statements.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).   SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 as of January 1, 2008.  The Company has assessed the impact of SFAS No. 157 and has determined that the adoption of SFAS No. 157 did not have a material impact on the financial position or operating results of the Company.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has not opted to fair value any assets or liabilities as of December 31, 2008.  The Company has assessed the impact of SFAS No. 159 and determined that the adoption of SFAS No. 159 did not have a material impact on the financial position or operating results of the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  SFAS No. 141(R) establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is assessing the potential impact that the adoption of SFAS No. 141(R) may have on its financial position and results of operations.

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

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2008, 2007 and 2006, comprehensive income (loss) equaled net income (loss). Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

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

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	December 31,
	2008	2007
Land	$56,100,766	$63,636,289
Buildings, improvements and personal property	499,580,270	544,868,833

Multifamily apartment communities	555,681,036	608,505,122
Accumulated depreciation	(136,678,464)	(144,240,061)

Multifamily apartment communities, net	$419,002,572	$464,265,061

The results of operations for the year ended December 31, 2007 have been restated to reflect the comparative results of operations of the Century, St Marin, Westchester West and Westchase properties as discontinued operations pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  The results of operations for the year ended December 31, 2006 have been restated to reflect the comparative results of operations of the Century, St Marin, Westchester West, Westchase, Dorsey’s and  Trellis properties as discontinued operations pursuant to FASB 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.

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

On April 28, 2008, the Operating Partnership completed the sale of 100% of its interest in St. Marin/Karrington Apartments (“St. Marin”) in Coppell, Texas.  The selling price was $61,750,000 and subject to normal closing costs and operating prorations.  The Company retained the balance of the sale proceeds in its operating account for its operating use. The operating results of St. Marin have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshires at Westchase Apartments (“Westchase”) in Houston, Texas.  The selling price was $12,400,000 and subject to normal closing costs and operating prorations.  The proceeds from the sale of Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments (“Century”) in Cockeysville, Maryland.  The selling price was $52,000,000 and subject to normal closing costs and operating prorations.  The Company’s portion of the net proceeds from the sale of Century was deposited in the Company’s operating account for its operating use.

On December 30, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchester West Apartments (“Westchester West”) in Silver Spring, Maryland.  The selling price was $49,500,000 and subject to normal closing costs and operating prorations.  The proceeds from the sale of Westchester West were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  Subsequently, the proceeds were distributed from the qualified intermediary and deposited in the Company’s operating account for its operating use.  The operating results of Westchester West for the years ended December 31, 2008, 2007 and 2006 have been presented in the consolidated statement of operations as discontinued operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

The operating results of discontinued operations for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006
Revenue:
Rental	$12,171,539	$20,127,808	$21,580,520
Interest	5,511	8,543	20,116
Utility reimbursement	373,906	440,420	379,824
Other	499,956	917,722	951,311
Total revenue	13,050,912	21,494,493	22,931,771

Expenses:
Operating	2,672,508	4,658,228	5,476,461
Maintenance	1,079,529	1,536,971	1,715,551
Real estate taxes	1,303,033	2,441,803	2,682,655
General and administrative	357,622	381,530	415,132
Management fees	521,445	839,807	939,595
Depreciation	4,181,183	6,871,514	7,421,649
Interest	3,986,525	6,096,816	6,565,324
Loss on extinguishment of debt	1,257,346	566,291	-
Amortization of acquired in-place leases and tenant relationships	-	21,564	154,994
Total expenses	15,359,191	23,414,524	25,371,361

Loss from discontinued operations	$(2,308,279)	$(1,920,031)	$(2,439,590)

4.	INVESTMENT IN MULTIFAMILY VENTURE

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

The summarized balance sheet of the Company’s investment in Marina Mile as of December 31, 2008 and 2007 has not been presented because Marina Mile was liquidated.

The summarized statement of operations of the Multifamily Venture for the years ended December 31, 2008, 2007 and 2006 are presented in the following table.

	Year Ended December 31,
	2008	2007	2006
Revenue	$-	$-	$1,143,145

Expenses	-	13,256	1,527,488

Net loss	-	(13,256)	(384,343)

Gain on sale of real estate assets	-	-	19,788,884
Net income (loss) attributable to investment	$-	$(13,256)	$19,404,541

Equity in income (loss) of Multifamily Venture	$-	$(6,034)	$8,832,947

Adjustment of carrying value		1,313	1,088,210
Equity in income (loss) of Multifamily Venture (1)	$-	$(4,721)	$9,921,157

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (As Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 and is necessary in order for the Company to consistently meet it regulatory filing deadlines.  As of December 31, 2008 and 2007, the Company has accounted for its share of the equity in BVF operating activity through September 30, 2008 and 2007, respectively.

On September 12, 2008, the Company received notice of the tenth capital call by BVF.  The capital call represented 3.0%, or $700,075, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on September 26, 2008 and brought the total direct investment by the Company in BVF to $21,772,326, or 93.0% of the total committed capital amount of $23,400,000.

On December 5, 2008, the Company received notice of the final capital call by BVF.  The capital call represented 7.0%, or $1,627,674, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on December 19, 2008 and brought the total direct investment by the Company in BVF to 100.0% of the total committed capital amount of $23,400,000.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	September 30,	September 30,
ASSETS	2008	2007

Multifamily apartment communities, net	$1,209,859,485	$997,654,798
Cash and cash equivalents	10,135,705	6,649,923
Other assets	28,524,544	39,121,557
Total assets	$1,248,519,734	$1,043,426,278

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$939,696,802	$736,027,766
Revolving credit facility	61,900,000	69,000,000
Other liabilities	24,103,571	24,014,923
Minority interest	34,363,160	19,121,730
Partners’ capital	188,456,201	195,261,859
Total liabilities and partners’ capital	$1,248,519,734	$1,043,426,278

Company’s share of partners’ capital	$13,193,341	$13,669,787
Basis differential (1)	2,232,069	3,124,663
Carrying value of the Company’s investment in Multifamily Limited Partnership	$15,425,410	$16,794,450

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At December 31, 2008 and December 31, 2007, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $1,627,674 and $2,520,269, to BVF during the fourth quarter of 2008 and 2007, respectively. Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

The summarized statement of operations of the BVF Multifamily Venture for the years ended December 31, 2008, 2007 and 2006 is as follows:

	September 30,	September 30,	September 30,
	2008	2007	2006
Revenue	$133,627,658	$83,430,010	$31,230,693
Expenses	(201,169,088)	(130,090,181)	(51,791,748)
Minority interest	9,559,684	4,508,590	2,024,840
Gain on sale of properties	5,176,090	-	-

Net loss attributable to investment	$(52,805,655)	$(42,151,581)	$(18,536,215)

Equity in loss of Multifamily Limited Partnership	$(3,696,790)	$(2,950,926)	$(1,297,400)

6.           INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of Mezzanine Loan LLC.  The Company has funded $855,000, or 60% of its commitment as of December 31, 2008.  During the period ended December 31, 2008, the Company recorded $92,293 of equity in income of the Mezzanine Loan LLC.  The carrying value of the Company’s investment in the Mezzanine Loan LLC was $947,293 at December 31, 2008.

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

7.           MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2008 and 2007:

Collateralized Property	Original Principal Balance	Principal December 31, 2008	Annual Interest Rate at December 31, 2008 (4)	Final Maturity Date	Monthly Payment	Principal December 31, 2007

Berkshires of Columbia	$26,600,000	$25,746,938	4.86%	2013	$140,527	$26,150,327
Berkshires of Columbia (2nd note)	4,563,000	4,396,831	6.12%	2013	27,711	4,453,870
Seasons of Laurel	99,200,000	99,200,000	6.10%	2021	521,076	99,200,000
Laurel Woods	4,100,000	4,035,481	5.17%	2015	22,443	4,091,024
Bear Creek	3,825,000	3,825,000	5.83%	2016	19,203	3,825,000
Walden Pond	12,675,000	11,589,844	4.86%	2013	66,962	11,814,714
Gables of Texas	5,325,000	4,869,106	4.86%	2013	28,132	4,970,907
Bridgewater	14,212,500	13,813,547	5.11%	2013	77,254	14,017,173
Silver Hill (1)	4,010,241	3,570,181	5.37%	2026	26,237	3,686,722
Arboretum (1)	6,894,193	6,121,399	5.37%	2026	45,388	6,326,653
Arrowhead	5,510,000	5,351,939	5.00%	2014	29,579	5,432,587
Arrowhead (2nd note)	3,107,305	3,039,236	6.45%	2014	19,618	3,074,101
Moorings	5,775,000	5,609,337	5.00%	2014	31,001	5,693,864
Moorings (2nd note)	3,266,654	3,195,095	6.45%	2014	20,624	3,231,747
Country Place I & II	15,520,000	15,093,799	5.01%	2015	83,410	15,319,621
Country Place (2nd note)	9,676,278	9,463,393	6.43%	2015	60,965	9,572,427
Yorktowne	16,125,000	15,710,780	5.13%	2015	87,848	15,939,050
Yorktowne (2nd note)	7,050,000	6,890,483	6.12%	2015	42,814	6,999,005
Brompton	18,600,000	18,600,000	5.71%	2014	91,455	18,600,000
Riverbirch	5,750,000	5,750,000	5.57%	2015	27,579	5,750,000
Lakeridge	13,130,000	12,887,938	5.07%	2014	71,047	13,071,037
Lakeridge (2nd note)	12,520,000	12,289,653	5.08%	2014	67,824	12,463,893
Savannah at Citrus Park	15,720,000	15,720,000	5.21%	2009	70,526	15,720,000
Briarwood	13,200,000	13,200,000	6.43%	2018	73,088	8,620,941
Briarwood (1) (2)	8,958,818	-				-
Chisholm	6,953,000	6,953,000	6.25%	2016	37,421	6,953,000
Standard at Lenox	35,000,000	35,000,000	5.80%	2016	174,806	35,000,000
Berkshires at Town Center	20,000,000	20,000,000	5.77%	2017	99,372	20,000,000
Sunfield Lakes	19,440,000	19,440,000	6.29%	2017	105,295	19,440,000
Executive House (1)	27,000,000	27,000,000	5.52%	2016	153,642	-
Executive House (2nd note)(1)	3,700,000	3,651,019	5.99%	2012	22,160	-
Century (3)	29,520,000	-	4.87%	2013	156,133	29,021,950
Century (2nd note) (3)	3,417,000	-	6.12%	2013	20,751	3,335,278
St. Marin/Karrington (3)	32,500,000	-	4.90%	2012	172,486	31,544,748
Westchester West (3)	29,500,000	-	5.03%	2015	158,904	29,165,857
Westchester West (2nd note) (3)	8,000,000	-	5.89%	2015	47,400	7,947,514
Westchase	6,500,000	-	5.08%	2015	35,212	6,470,872

Total	$556,843,989	$432,013,999				$506,903,882

(1) – Represents assumed balance of the mortgage note payable as adjusted to its fair value as required by FAS 141 “Business Combinations.”  Annual interest rate at December 31, 2008 reflects interest rate used to calculate fair value of the debt when assumed.

(2)  – Mortgage matured and was outstanding balance was paid during the year ended December 31, 2008.

(3)  – Property sold and mortgage balance assumed by buyer during the year ended December 31, 2008.

(4)  – All interest rates are fixed as of December 31, 2008.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities.  All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2008 and 2007.  Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2008.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2008 are as follows:

2009	$18,723,558
2010	3,372,626
2011	3,539,266
2012	7,444,714
2013	75,141,327
Thereafter	323,792,508
$432,013,999

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans are appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value will be treated as mezzanine debt and valued using a larger interest spread than the average debt pool. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $416,730,000 and $500,472,100 at December 31, 2008 and 2007, respectively

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

During the year ended December 31, 2008 and 2007, the Company borrowed a total of $15,000,000 pursuant to two separate advances during 2008 and a total of $37,500,000 pursuant to three separate advances during 2007, respectively, related to the acquisition activities of the Company and repaid total advances of $15,000,000 and $37,500,000, respectively, during the same periods.  There were no borrowings outstanding as of December 31, 2008 or December 31, 2007.  The Company incurred interest and fees of $122,648 and $676,400 related to the facility during the year ended December 31, 2008 and 2007, respectively.

9.           DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.  For the years ended December 31, 2008 and 2007, the Company’s aggregate dividends totaled $6,700,792 and $6,700,792, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2008 and 2007, respectively.

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

Also on May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $10,000,000 from its operating cash flows to common general and common limited partners, payable on May 15, 2008. On the same day, the Board also declared a common dividend of $0.169962 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution.

For the year ended December 31, 2008 and 2007, the Company declared a total of $12,000,000 and $4,000,000 respectively, of distributions to common shareholders. Of the dividends declared in 2007, $1,000,000 was payable and included on the balance sheet in Dividends and Distributions Payable at December 31, 2007.  There was no dividend payable outstanding at December 31, 2008.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Holders of the Company’s stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital.

The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and approximately $0.24 per Class B common share, which is not publicly traded, during the year ended December 31, 2008.  Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2008, 2007 and 2006, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2008	2008	2007	2007	2006	2006
Preferred Stock:
Taxable ordinary dividend paid per share	$-	0.0%	$2.18	96.8%	$2.19	97.3%
Taxable capital gain dividend paid per share	2.25	100.0%	-	0.0%	-	0.0%
Non-taxable distributions paid per share	-	0.0%	0.07	3.2%	0.06	2.7%
Total	$2.25	100.0%	$2.25	100.0%	$2.25	100.0%

Common Stock:
Taxable ordinary dividend paid per share	$-	0.0%	$-	0.0%	$-	0.0%
Taxable capital gain dividend paid per share	0.237948	100.0%	-	0.0%	-	0.0%
Non-taxable dividend paid per share	-	0.0%	0.067985	100.0%	0.203955	100.0%
Total	$0.237948	100.0%	$0.067985	100.0%	$0.203955	100.0%

Refer to note 2 for additional information regarding the tax status of the Company

10.	COMMITMENTS AND CONTINGENCIES

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

On April 26, 2007, the Company, through its wholly owned subsidiary, BIR Hampton L.L.C., executed a non-recourse mortgage note payable on the Hampton House Apartments for $20,000,000, which is collateralized by the related property.  As a condition of obtaining the mortgage, the lender required a guarantee of $6,180,000 from the Company to ensure the completion of specific capital improvements to the property and required that a deposit of $1,550,000 be placed in escrow to be released when the specified rehabilitation activities have been completed.   As of December 31, 2008 the rehabilitation project is ongoing and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On August 15, 2007, the Company, through its wholly owned subsidiary, BIR Sunfield L.L.C., executed a non-recourse mortgage note payable on the Sunfield Lakes Apartments for $19,440,000, which is collateralized by the related property.  As a condition of obtaining the mortgage, the lender required a guarantee of $1,326,000 from the Company to ensure the completion of specific capital improvements to the property.  As of December 31, 2008 the rehabilitation project is moving forward and the Company currently anticipates satisfying the guarantee per the mortgage requirements.

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan will be used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company. The interest rate on the note is fixed at 6.20% and has a term of 7 years, including a 2 year construction period and 5 years of permanent financing.  The loan is a non-drawn mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project. On September 12, 2008, the Company submitted the first construction loan draw to the lender for the Arboretum Land development project totaling $3,371,836.  As of December 31, 2008, there have been no advances on this mortgage.

Business Risks and Uncertainties

During 2008 and expected to continue through 2009, many regions of the United States are experiencing varying degrees of economic recession resulting in negative job growth for both the country as a whole and in many of the Company’s markets.

The credit crisis, which began in earnest in mid-2007, and the subsequent economic downturn, has had an impact on the Company’s business and financial results. The market deterioration has led to reduced levels of liquidity available to finance our operations. It has impacted the Company’s secured credit spreads and increased our cost of funds.

Due to the economic crisis and constrictions in the credit markets which occurred in 2008 and are assumed to continue all of 2009, the Company plans to aggressively manage capital in various aspects of its operations, including limiting acquisitions, development and capital expenditures.

Specific to 2009, and in response to the constrictions in the credit market, the Company will be pursuing certain initiatives:  The Company is evaluating refinancing alternatives for the existing loan which matures in October 2009.  The Company currently anticipates it will be able to refinance substantially all of the outstanding balance.

11.           MINORITY INTERESTS

Minority Interest in Properties

Three of the Company’s properties, Dorsey’s, Hannibal Grove Apartments and Century II Apartments, are owned with a third party.  The Company’s interest in each of Dorsey’s and Hannibal Grove Apartments is 91.382% and its interest in Century II Apartments is 75.82%.  The Dorsey’s property was sold on June 22, 2007 and the interests of the Company and the minority position of that property was reduced to $0.  The Century II Apartments property was sold on October 28, 2008 and the interests of the Company and the minority position of that property was adjusted to $293,650.

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

During 2008 and 2007, normal operating distributions of $1,600,000, respectively were made to the JV BIR/ERI partners based on their ownership interests in the venture.  The distributions represent funds accumulated from the normal operations of the properties owned by JV BIR/ERI.

During 2008 and 2007 the activity of JV BIR/ERI resulted in a net loss position and reduced the minority interest in the properties to zero as there was no positive basis in the properties at December 31, 2008 or December 31, 2007.  Minority interest in the JV BIR/ERI properties is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

Minority Interest in Operating Partnership

The following table sets forth the calculation of minority common interest in the Operating Partnership at December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net income (loss)	$36,406,148	$2,928,632	$(19,996,781)
Add:
Minority common interest in Operating Partnership	12,689,300	3,904,400	11,713,200
Income (loss) before minority interest in Operating Partnership	49,095,448	6,833,032	(8,283,581)
Preferred Dividend	(6,700,682)	(6,700,792)	(6,700,793)
Income (loss) available to common equity	42,394,766	132,240	(14,984,374)
Common Operating Partnership units of minority interest	97.61%	97.61%	97.61%
Minority common interest in Operating Partnership	$41,381,531	$129,080	$(14,626,247)

Although the 2008 and 2007 activities resulted in a net income position, due to the sale of Century, St. Marin/Karrington, Westchester West and Westchase in 2008 and Dorsey’s and Trellis in 2007, there was only positive basis related to the Century property as of December 31, 2008, and continues to be no positive basis, in the Operating Partnership at December 31, 2008 related to the other properties. There was no allocation to the Minority Common Interest in Operating Partnership at December 31, 2008, 2007 and 2006, except to the extent distributions were paid or accrued.

The following table sets forth a summary of the items affecting the Minority common interest in the Operating Partnership:

	Minority	Company’s
	Common Interest	Interest in
	in Operating	Operating	Total Common
	Partnership	Partnership	Owners’ Deficit

Balance at December 31, 2007	$(68,477,186)	$158,106	$(68,319,080)

Minority common interest in Operating Partnership	41,381,531	1,013,235	42,394,766

Distributions to common interest in Operating Partnership	(12,689,300)	(310,700)	(13,000,000)
Balance at December 31, 2008 (1)	$(39,784,955)	$860,641	$(38,924,314)

(1)	Minority common interest in Operating Partnership is carried at zero on the balance sheet due to the minority interest having no obligation to fund losses/deficits.

As of December 31, 2008 and 2007, the Minority common interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

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

The Company pays acquisition fees to an affiliate for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly and indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, cost of acquisition or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the year ended December 31, 2008, 2007 and 2006, the Company incurred fees on the following acquisitions:

	Acquisition Fee	Acquisition Fee	Acquisition Fee
Acquisition	2008	2007	2006

Executive House	$500,000	$-	$-
Hampton House	-	205,000	-
Sunfield Lakes	-	242,250	-
Briarwood Village	-	-	138,167
Chisholm Place	-	-	96,250
Standard at Lenox Park	-	-	471,000
	$500,000	$447,250	$705,417

All acquisition fees have been capitalized and are included in the caption “Multifamily apartment communities” in the accompanying balance sheet.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $612,312 and $808,024 in construction management fees for the year ended December 31, 2008 and 2007, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate for property development services.  As of December 31, 2008, the Company has one property under development and has incurred fees totaling $700,000 since inception of the project during the year.  The fees, of which $270,750 is related to predevelopment activities and $429,250 is related to the development phase, are based on the project’s development/construction costs.  As of December 31, 2008, $700,000 has been paid to the affiliate and construction is ongoing.

Amounts accrued or paid to the Company’s affiliates for the year ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Property management fees	$3,335,681	$3,374,992	$2,995,596
Expense reimbursements	195,900	250,596	316,060
Salary reimbursements	8,795,648	9,380,153	7,963,168
Asset management fees	1,673,441	1,673,441	1,673,446
Acquisition fees	500,000	447,250	705,417
Construction management fees	612,312	808,024	849,490
Development fees	300,000	400,000	-
Interest on revolving credit facility	122,648	676,400	3,860

Total	$15,535,630	$17,010,856	$14,507,037

Expense reimbursements due to affiliates of $2,920,573 and $2,891,791 are included in due to affiliates at December 31, 2008 and 2007, respectively.

Expense reimbursements due from affiliates of $629,322 and $939,244 are included in due to affiliates at December 31, 2008 and 2007, respectively.

Amounts due to affiliates of $2,291,250 and $1,952,547 at December 31, 2008 and 2007, respectively, represent intercompany development fees, expense reimbursements and shared services.

During the year ended December 31, 2008 and 2007, the Company borrowed a total of $15,000,000 pursuant to two separate advances during 2008 and a total of $37,500,000 pursuant to three separate advances during 2007, respectively, related to the acquisition activities of the Company and repaid total advances of $15,000,000 and $37,500,000, respectively, during the same periods.  There were no borrowings outstanding as of December 31, 2008 and December 31, 2007, respectively.  The Company incurred interest and fees of $122,648 and $676,400 related to the facility during the year ended December 31, 2008 and 2007, respectively.

In addition to the fees listed above, the Multifamily Venture paid or accrued property management fees of $0, $42,864 and $136,895 to Berkshire Advisor during 2008, 2007 and 2006, respectively. Also the Multifamily Limited Partnership Venture paid construction management fees of $3,118,380, $2,313,745 and $1,630,024, property management fees of $5,637,868, $3,692,478 and $1,854,329 and asset management fees of $3,282,256, $2,362,104 and $2,364,778 to Berkshire Advisor during 2008, 2007 and 2006, respectively.

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

On December 5, 2008, the Company received notice of the final capital call by BVF, an affiliate of the Company.  The capital call represented 7.0%, or $1,627,674, of the total $23,400,000 capital committed to BVF by the Company.  The contribution was paid to BVF on December 19, 2008 and brought the total direct investment by the Company in BVF to 100.0% of the total committed capital amount of $23,400,000.

13.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results have been revised to reflect the sale of Century, St. Marin/Karrington, Westchester West and Westchase in 2008, Dorsey’s and Trellis in 2007.  The operating results for all quarters have been reclassed to discontinued operations to provide comparable information.

	2008 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$16,829,057	$17,249,858	$17,459,764	$18,598,581

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(5,220,538)	(4,449,870)	(4,827,391)	(5,157,237)

Income (loss) from continuing operations	(6,913,544)	(16,407,828)	(7,030,722)	(11,125,220)

Discontinued operations
Net income (loss) from operations	(528,446)	(1,114,181)	(114,427)	(546,911)
Gain on disposition of real estate assets	-	27,031,898	3,591	52,451,998
Income (loss) from discontinued operations	(528,446)	25,917,717	(110,836)	51,905,087

Gain on disposition of real estate assets	-	129,146	-	570,794

Net income (loss)	(7,441,990)	9,639,035	(7,141,558)	41,350,661

Preferred dividend	(1,675,197)	(1,675,197)	(1,675,144)	(1,675,144)

Income (loss) available to common shareholders	$(9,117,187)	$7,963,838	$(8,816,703)	$39,675,518

Basic and diluted earnings per share:
Loss from continuing operations	$(6.11)	$(12.70)	$(6.19)	$(8.76)
Income (loss) from discontinued operations	(0.38)	18.43	$(0.08)	36.92
Income (loss) available to common shareholders	(6.49)	5.73	(6.27)	28.16

Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$15,342,000	$16,335,137	$16,960,326	$17,178,805

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(4,633,541)	(4,862,116)	(4,896,732)	(4,446,090)

Income (loss) from continuing operations	(6,441,485)	(7,999,333)	(6,780,230)	(6,508,673)

Discontinued operations
Net income (loss) from operations	(466,711)	(1,004,251)	(199,907)	(249,164)
Gain on disposition of real estate assets	-	32,122,606	(11,365)
Income (loss) from discontinued operations	(466,711)	31,118,355	(211,272)	(249,164)

Gain on disposition of real estate assets	-	809	3,862	462,474

Net income (loss)	(6,908,196)	23,119,831	(6,987,641)	(6,295,363)

Preferred dividend	(1,675,199)	(1,675,198)	(1,675,197)	(1,675,198)

Income (loss) available to common shareholders	$(8,583,395)	$21,444,632	$(8,662,838)	$(7,970,559)

Basic and diluted earnings per share:
Loss from continuing operations	$(5.77)	$(6.88)	$(6.01)	$(5.82)
Income (loss) from discontinued operations	(0.33)	22.13	(0.15)	(0.18)
Income (loss) available to common shareholders	(6.10)	15.25	(6.16)	(5.67)

Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

14.           PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2008 and 2007, the Company did not acquire any properties deemed to the individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.  As there were no individually significant acquisitions during 2008 or 2007, no proforma condensed financial information is presented.

The following unaudited proforma information for the year ended December 31, 2006 is presented as if the 2006 acquisition of The Standard at Lenox Park had occurred as of the beginning of the period.  The unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

2006
Revenue	$80,180,563

Loss before minority interest in properties, equity in loss of Multifamily Venture and Limited Partnership, minority common interest in Operating Partnership, income from discontinued operations and gain on transfer of assets to Multifamily Venture	(18,046,376)

Loss from continuing operations	(22,691,414)

Discontinued operations
Net loss from operations	-
Gain on disposition of real estate assets	-
Income from discontinued operations	-

Net loss	(22,691,414)

Preferred dividend	(6,700,793)

Loss available to common Shareholders	$(29,392,207)

Basic and diluted earnings per share:
Loss from continuing operations	$(20.90)
Net income from discontinued operations	$-
Loss available to common Shareholders	$(20.90)

Weighted average number of common shares outstanding	1,406,196

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

Assumed fixed rate mortgage notes payable – For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company.  At December 31, 2008 and 2007 the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization since assumption.

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

In 2006, the Company accrued $190,000 with respect to the new units based on a settlement offer extended to the plaintiff.  On November 9, 2007, the judge issued a summary judgment with respect to the construction of the New Units.  The judgment was against the Company, but did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment on the seller/developer’s behalf awarding them a judgment in the amount of $774,292 for costs and damages.  The Company believes that there are reasonable grounds for appeal of this ruling and intends to pursue an appeal of the Judgment awarded by the court.

As of December 31, 2008 and 2007, respectively, the Company did not increase its accrual of $190,000 related to this matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292, the amount in excess of the $190,000 accrued as of December 31, 2008.

The Company settled the matter related to the construction of the Garages and has executed a contract with the seller/developer which is contingent on the Company obtaining lender approval.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

17.	SUBSEQUENT EVENTS

On February 23, 2009, the Company closed on $5,181,000 of fixed rate supplemental mortgage debt on the Berkshires of Columbia property.  The loan will be an unsecured third mortgage note collateralized by the property with a fixed interest rate of 6.37% and a term which is coterminous with the existing first mortgage note.

On February 24, 2009, the Company, through the Operating Partnership, entered into a Joint Venture Agreement to acquire 90% of the ownership interests in a 201 unit multifamily mid rise community in Los Angeles, California.  The initial contribution of partnership commitment capital totaled $12,580,314.

On February 26, 2009, the Company closed on $1,900,000 of fixed rate supplemental mortgage debt on the Laurel Woods property.  The loan will be an unsecured second mortgage note collateralized by the property with a fixed interest rate of 7.14% and a term which is coterminous with the existing first mortgage note.

BERKSHIRE INCOME REALTY, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2008

Description	Encumbrances	Initial Costs Buildings and Land	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2008	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired	Depreciable Lives

Berkshires of Columbia	$30,143,769	$13,320,965	$9,519,855	$22,840,820	$12,463,687	$10,377,133	1983	(1)
Seasons of Laurel	99,200,000	63,083,489	25,248,837	88,332,326	51,344,235	36,988,091	1985	(1)
Walden Pond / Gables	16,458,950	28,357,253	350,370	28,707,623	14,118,790	14,588,833	1983/2003	(1)
Laurel Woods	4,035,481	5,216,275	756,967	5,973,242	1,507,046	4,466,196	2004	(1)
Bear Creek	3,825,000	4,845,550	765,826	5,611,376	1,417,970	4,193,406	2004	(1)
Bridgewater	13,813,547	18,922,831	458,899	19,381,730	3,760,561	15,621,169	2004	(1)
Silver Hill	3,570,181	4,885,312	498,639	5,383,951	1,091,422	4,292,529	2004	(1)
Arboretum	6,121,399	11,460,551	745,470	12,206,020	2,446,112	9,759,908	2004	(1)
Arboretum Land	-	1,529,123	14,313,802	15,842,925	-	15,842,925	2004	(1)
Arrowhead	8,391,175	8,655,532	1,101,506	9,757,038	2,004,441	7,752,597	2004	(1)
Moorings	8,804,432	9,147,765	1,142,395	10,290,160	2,059,454	8,230,706	2004	(1)
Country Place I	14,734,315	13,844,787	1,363,929	15,208,716	2,885,886	12,322,830	2004	(1)
Country Place II	9,822,877	8,657,461	946,216	9,603,676	1,756,406	7,847,270	2004	(1)
Yorktowne	22,601,263	21,616,443	6,805,606	28,422,049	6,999,211	21,422,838	2004	(1)
Berkshires on Brompton	18,600,000	14,500,528	7,742,472	22,243,000	6,026,685	16,216,315	2005	(1)
Riverbirch	5,750,000	8,198,193	2,273,208	10,471,401	2,116,466	8,354,935	2005	(1)
Lakeridge	25,177,591	34,411,075	1,329,978	35,741,053	5,730,186	30,010,867	2005	(1)
Savannah at Citrus Park	15,720,000	27,601,083	1,105,469	28,706,552	4,492,096	24,214,456	2005	(1)
Briarwood Village	13,200,000	13,929,396	1,983,135	15,912,531	2,206,922	13,705,609	2006	(1)
Chisholm Place	6,953,000	9,600,527	1,941,918	11,542,445	1,732,526	9,809,919	2006	(1)
Berkshires at Lenox Park	35,000,000	47,040,404	5,148,351	52,188,754	5,862,440	46,326,314	2006	(1)
Berkshires at Town Center	20,000,000	20,254,316	5,603,926	25,858,242	2,104,483	23,753,759	2007	(1)
Sunfield Lakes	19,440,000	23,870,677	1,168,479	25,039,159	1,954,699	23,084,460	2007	(1)
Executive House	30,651,019	50,205,196	211,049	50,416,248	596,740	49,819,507	2008	(1)
Total	$432,013,999	$463,154,732	$92,526,302	$555,681,037	$136,678,464	$419,002,572

(1) Depreciation of the buildings and improvements are calculated over the lives ranging from 3 – 27.5 years.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2008	2007	2006

Balance at beginning of year	$608,505,122	$594,268,122	$510,957,049
Acquisitions and improvements	81,198,958	64,346,332	88,778,106
Write-off of fully depreciated assets	-	(26,300,331)	-
Dispositions	(134,023,044)	(23,809,001)	(5,467,033)

Balance at end of year	$555,681,036	$608,505,122	$594,268,122

Accumulated Depreciation	2008	2007	2006

Balance at beginning of year	$144,240,061	$148,670,523	$126,910,939
Depreciation expense	30,171,355	32,709,886	27,229,069
Write-off of fully depreciated assets	-	(26,300,331)	-
Dispositions	(37,732,952)	(10,840,017)	(5,469,485)

Balance at end of year	$136,678,464	$144,240,061	$148,670,523

The aggregate cost of the Company’s multifamily apartment communities for federal income tax purposes was $459,441,537, $511,394,602 and $490,976,787 as of December 31, 2008, 2007 and 2006, respectively and the aggregate accumulated depreciation for federal income tax purposes was, $101,823,733, $98,195,945 and $72,895,489 as of December 31, 2008, 2007 and 2006, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
March 31, 2009	BY: /s/ David C. Quade
NAME: David C. Quade
TITLE: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp
Douglas Krupp	Chairman of the Board of Directors	March 31, 2009

/s/ David C. Quade
David C. Quade	President, Chief Financial Officer and	March 31, 2009
Director (Principal Executive Officer)

/s/ Robert M. Kaufman
Robert M. Kaufman	Director	March 31, 2009

/s/ Randolph G. Hawthorne
Randolph G. Hawthorne	Director	March 31, 2009

/s/ Richard B. Peiser
Richard B. Peiser	Director	March 31, 2009

/s/ Christopher M. Nichols
Christopher M. Nichols	Vice President and Controller	March 31, 2009
(Principal Accounting Officer)