Form 10-Q
period 2009-05-15
BERKSHIRE INCOME REALTY INC
filed 2009-05-15
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_____________________

Commission File number 001-31659
Berkshire Income Realty, Inc.

Maryland	32-0024337
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(617) 523-7722
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer (Do not check if a smaller reporting company) ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒         No ☐

There were 1,406,196 shares of Class B common stock outstanding as of May 14, 2009.

Part I                 FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $144,368,315 and $136,678,464, respectively	$457,612,854	$419,002,572
Cash and cash equivalents	12,199,500	24,227,615
Cash restricted for tenant security deposits	1,837,063	1,851,400
Cash restricted other	13,438,743	-
Replacement reserve escrow	6,189,648	5,952,952
Prepaid expenses and other assets	8,785,799	9,314,446
Investment in Multifamily Venture and Limited Partnership	14,271,153	15,425,410
Investment in Mezzanine Loan Limited Liability Company	774,075	947,293
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,160,348 and $888,254, respectively	724,734	388,935
Deferred expenses, net of accumulated amortization of $1,393,657 and $1,244,326, respectively	3,905,671	3,306,807
Total assets	$519,739,240	$480,417,430

LIABILITIES AND EQUITY

Liabilities:
Mortgage notes payable	$480,439,892	$432,013,999
Due to affiliates, net	2,648,161	2,291,250
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	10,975,514	11,724,250
Tenant security deposits	1,918,146	1,800,105
Total liabilities	496,819,320	448,667,211

Commitments and contingencies (Note 9)	-	-

Equity:
Noncontrolling interest in properties	1,152,895	293,650
Noncontrolling interest in Operating Partnership	(9,457,963)	-
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	-	-
Accumulated deficit	(38,999,904)	(38,768,323)

Total equity	22,919,920	31,750,219

Total liabilities and equity	$519,739,240	$480,417,430

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2009	2008
Revenue:
Rental	$17,574,204	$15,670,578
Interest	47,594	188,218
Utility reimbursement	383,735	323,228
Other	761,448	647,032
Total revenue	18,766,981	16,829,056

Expenses:
Operating	5,244,283	4,662,545
Maintenance	984,748	1,049,828
Real estate taxes	2,081,668	1,750,881
General and administrative	1,717,923	813,062
Management fees	1,165,200	1,067,632
Depreciation	7,785,436	6,880,977
Interest	6,247,309	5,758,686
Amortization of acquired in-place leases and tenant relationships	272,189	65,983
Total expenses	25,498,756	22,049,594

Loss before equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(6,731,775)	(5,220,538)

Equity in loss of Multifamily Limited Partnership	(1,154,256)	(529,563)

Equity in loss of Mezzanine Loan Limited Liability Company	(173,218)	-

Net loss from continuing operations	(8,059,249)	(5,750,101)

Discontinued operations:
Loss from discontinued operations	(157,969)	(528,446)
Loss from discontinued operations	(157,969)	(528,446)

Net loss	(8,217,218)	(6,278,547)

Net (income) loss attributable to noncontrolling interest in properties	202,870	(187,344)
Net (income) loss attributable to noncontrolling interest in Operating Partnership	9,457,963	(976,100)

Net income (loss) attributable to Parent Company	1,443,615	(7,441,991)

Preferred Dividend	(1,675,196)	(1,675,196)

Net loss available to common shareholders	$(231,581)	$(9,117,187)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$ (0.05)	$ (6.10)

Net loss from discontinued operations attributable to Parent Company per common share, basic and diluted	$ (0.11)	$ (0.38)

Net loss attributable to Parent Company, per common share, basic and diluted	$ (0.16)	$ (6.48)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

Dividend declared per common share	$ 0.00	$ 0.00

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2009	2,978,110	$70,210,830	1,406,196	$ 14,062	$(38,768,323)	$293,650	$ -	$31,750,219

Net income (loss)	-	-	-	-	1,443,615	(202,870)	(9,457,963)	(8,217,218)

Contributions	-	-	-	-	-	1,404,801	-	1,404,801

Distributions	-	-	-	-	-	(342,686)	-	(342,686)

Distributions to preferred shareholders	-	-	-	-	(1,675,196)	-	-	(1,675,196)

Balance at March 31, 2009	2,978,110	$70,210,830	1,406,196	$ 14,062	$(38,999,904)	$1,152,895	$(9,457,963)	$22,919,920

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(8,217,218)	$(6,278,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	149,328	123,197
Amortization of acquired in-place leases and tenant relationships	272,189	65,983
Depreciation	7,785,436	8,457,200
Equity in loss of Multifamily Limited Partnership	1,154,256	529,563
Equity in loss of Mezzanine Loan Limited Liability Company	173,218	-
Gain on real estate assets related to hail storm	(90,585)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(27,558)	(48,508)
Prepaid expenses and other assets	1,436,893	590,776
Due to/from affiliates	356,911	234,667
Accrued expenses and other liabilities	(854,646)	(5,793,145)
Net cash provided by (used in) operating activities	2,138,224	(2,118,814)

Cash flows from investing activities:
Capital improvements	(5,047,278)	(4,233,092)
Acquisition of multifamily apartment communities	(864,740)	-
Interest earned on replacement reserve deposits	-	(19,657)
Transfer to restricted cash other	(13,438,743)	-
Deposits to replacement reserve escrow	(240,725)	(558,316)
Withdrawals from replacement reserve escrow	4,029	-
Net cash used in investing activities	(19,587,457)	(4,811,065)

Cash flows from financing activities:
Borrowings from mortgage notes payable	7,081,000	-
Principal payments on mortgage notes payable	(858,380)	(1,266,472)
Good faith deposits on mortgage notes payable	-	341,250
Deferred financing costs	(188,421)	(297,227)
Contribution from noncontrolling interest holders	1,404,801	-
Distributions to noncontrolling interest in properties	(342,686)	(187,344)
Distributions on common operating partnership units	-	(1,000,000)
Distributions to preferred shareholders	(1,675,196)	(1,675,196)
Net cash provided by (used in) financing activities	5,421,118	(4,084,989)

Net decrease in cash and cash equivalents	(12,028,115)	(11,014,868)
Cash and cash equivalents at beginning of period	24,227,615	22,479,937
Cash and cash equivalents at end of period	$12,199,500	$11,465,069

Supplemental disclosure:
Cash paid for interest, net of amount capitalized	$7,435,536	$8,421,476

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the three months ended March 31,
	2009	2008

Supplemental disclosure (continued):

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$ 629,351	$ 81,622
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units and shares	-	1,000,000

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(41,602,373)	$ -
Acquired in-place leases	(607,893)	-
Prepaid expenses and other assets	(1,098,443)	-
Liabilities assumed:
Accrued expenses	80,760	-
Tenant security deposit liability	159,936	-
Mortgage assumed	42,203,273	-
Net cash used for acquisition of multifamily apartment communities	$(864,740)	$ -

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of March 31, 2009, the Company owned, or had an interest in, 26 multifamily apartment communities consisting of a total 6,778 apartment units.

Discussion of acquisitions for the three months ended March 31, 2009

On February 24, 2009, the Company, through a newly formed subsidiary, BIR Glo, L.L.C. (“BIR Glo”), entered into the BIR Holland JV, LLC joint venture agreement (“JV BIR/Holland”) with Holland Glo, LLC (“Holland Glo”), an unrelated third party, to acquire 89.955% of the ownership interests in a 201 unit multifamily mid-rise apartment community in Los Angeles, California.  The purchase is consistent with the Company’s desire to acquire well located multifamily apartment communities at attractive prices.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  The Company has committed $12.21 million to JV BIR/Holland by providing two irrevocable letters of credit for the benefit of JV BIR/Holland in lieu of funding its capital obligations at closing.  The letters of credit are backed by cash which is classified as restricted cash on the balance sheet at March 31, 2009.  The purchase was subject to normal operating pro rations.  As of March 31, 2009, the purchase price allocation was final and no further adjustment is contemplated.

Under the terms of the limited liability company agreement governing JV BIR/Holland, BIR Glo will own a 90% interest and Holland Glo will own a 10% interest in JV BIR/Holland.  Affiliates of Holland Glo will be entitled to perform property management services and receive fees in payment thereof.  The Company evaluated its investment in JV BIR/Holland and concluded that the investment was not a Variable Interest Entity under FIN 46R and therefore accounts for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) based on its controlling interest in the venture.

Because the sellers equity had been reduced to zero as a result of the agreed to valuation of the real estate, there was no transfer of consideration for the acquisition.

SFAS No. 141R, as defined below, requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date.  As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

Asset Acquired
Multifamily Apartment Communities	$ 41,602,373
Acquired in-place leases	607,893
Prepaid expense and other assets	1,098,443
Total assets acquired	$ 43,308,709

Liabilities Assumed:
Mortgage notes payable	$ 42,203,273
Accrued expenses	80,760
Tenant security deposits	159,936
Total liabilities assumed	$ 42,443,969

Discussion of dispositions for the three months ended March 31, 2009

The Company did not dispose of any properties during the three month period ended March 31, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141R”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  SFAS No. 141R establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquired entity and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R as of January 1, 2009.  The Company has assessed the impact of SFAS No. 141R, which resulted in a $979,094 charge to operations for transaction costs associated with the acquisition of Glo Apartments.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  The Company has assessed the impact of SFAS No. 161 and determined that that the adoption of SFAS No. 161 did not have a material impact on the financial position or operating results of the Company.

Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160), which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary.  As a result of the Company’s adoption of this standard, amounts previously reported as minority interests in properties and minority interests in Operating Partnership on our balance sheets are now presented as noncontrolling interests in properties and noncontrolling interests in Operating Partnership within equity.  There has been no change in the measurement of this line item from amounts previously reported.

Also effective with the adoption of SFAS No. 160, previously reported minority interests have been recharacterized on the accompanying statement of operations to noncontrolling interests and placed below net loss before arriving at net loss attributable to Parent Company.  In accordance with the guidance of SFAS No. 160, the Company allocated losses to the noncontrolling interest in Operating Partnership of $9,457,963, which represents their share of losses.  Historically, these losses were allocated to the common shareholders.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP No. 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly.  The FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company has elected early adoption of FSP No. 157-4 as of January 1, 2009.  The Company has assessed the impact of FSP No. 157-4 and has determined that the adoption of FSP No. 157-4 did not have a material impact on the financial position or operating results of the Company.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and APB No. 28-1 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company has elected early adoption of FSP No. 107-1 and APB No. 28-1 as of January 1, 2009 which did not have a material impact on the financial position or operating results of the Company.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidated statements of Comprehensive Income (Loss)

For the three months ended March 31, 2009 and 2008, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31, 2009	December 31, 2008

Land	$ 67,711,167	$ 56,100,766
Buildings, improvement and personal property	534,270,002	499,580,270

Multifamily apartment communities	601,981,169	555,681,036
Accumulated depreciation	(144,368,315)	(136,678,464)

Multifamily apartment communities, net	$ 457,612,854	$ 419,002,572

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company did not record an impairment adjustment at March 31, 2009.

Discontinued Operations

On April 28, 2008 and May 29, 2008, the Operating Partnership completed the sale of 100% of the fee simple interest of the St. Marin/Karrington (“St. Marin”) and Berkshire at Westchase (“Westchase”) properties, respectively.  The assets and liabilities related to the sale of the properties were removed from the accounts of the Company pursuant to the recording of the sale of the properties.  The assets and liabilities related to the sale of the properties were removed from the accounts of the Company pursuant to the recording of the sale of the property.

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

The results of operations for the St. Marin, Westchase, Century and Westchester West properties have been restated and are presented as results from discontinued operations in the statement of operations for the three months ended March 31, 2009 and 2008, respectively, pursuant to FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The operating results of discontinued operations for the three months ended March 31, 2009 and 2008 are presented in the following table.

	2009	2008
Revenue:
Rental	$ 469	$ 4,574,262
Interest	-	855
Utility reimbursement	-	111,345
Other	-	178,155
Total revenue	469	4,864,617

Expenses:
Operating	51,451	1,164,144
Maintenance	42,114	255,283
Real estate taxes	-	777,437
General and administrative	64,869	44,173
Management fees	4	188,416
Depreciation	-	1,576,223
Interest	-	1,387,387
Total expenses	158,438	5,393,063

Loss from discontinued operations	$ (157,969)	$ (528,446)

3.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

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

The managing partner of BVF is an affiliate of the Company.  The Company has evaluated its investment in BVF and has concluded that its investment in BVF is a Variable Interest Entity and subject to the requirements of FIN 46R.  The Company is not required to consolidate the activity of BVF as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (as Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 (“APB No.18”), and is necessary in order for the Company to consistently meet its regulatory filing deadlines.  As of March 31, 2009 and December 31, 2008, the Company has accounted for its share of the equity in BVF operating activity through December 31, 2008 and September 30, 2008, respectively.

As of March 31, 2009, the Company has invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	December 31, 2008	September 30, 2008
		(unaudited)
ASSETS
Multifamily apartment communities, net	$ 1,207,559,248	$ 1,209,859,485
Cash and cash equivalents	15,072,180	10,135,705
Other assets	24,662,037	28,524,544
Total assets	$ 1,247,293,465	$ 1,248,519,734

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$ 976,851,459	$ 939,696,802
Revolving credit facility	22,400,000	61,900,000
Other liabilities	18,873,755	24,103,571
Noncontrolling interest	33,949,658	34,363,160
Partners’ capital	195,218,593	188,456,201
Total liabilities and partners’ capital	$ 1,247,293,465	$ 1,248,519,734

Company’s share of partners’ capital	$ 13,666,759	$ 13,193,341
Basis differential (1)	604,394	2,232,069
Carrying value of the Company’s investment in Multifamily Limited Partnership	$ 14,271,153	$ 15,425,410

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At March 31, 2009 and December 31, 2008, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $0 and $1,627,674, to BVF during the first quarter of 2009 and fourth quarter of 2008, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such impairment charges have been recognized as of March 31, 2009.

The summarized statement of operations of BVF for the three months ended December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007

Revenue	$ 36,146,760	$ 28,659,446

Expenses	(56,143,963)	(42,876,855)

Noncontrolling interest	3,509,596	1,079,500

Gain on sale of properties	-	5,573,536

Net loss attributable to investment	$ (16,487,607)	$ (7,564,373)

Equity in loss of Multifamily Limited Partnership	$ (1,154,256)	$ (529,563)

4.                 INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of Mezzanine Loan LLC.  The Company has funded $855,000, or 60% of its commitment as of March 31, 2009.

During the three months ended March 31, 2009, the Company recognized impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in the Mezzanine Loan LLC.  In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized.  Unlike SFAS No. 144, potential impairments under APB No. 18 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions.  As a result, the Company recognized non-cash impairment charges of $215,382 on our investment in the Mezzanine Loan LLC.  The carrying value of the Company’s investment in the Mezzanine Loan LLC was $774,075 at March 31, 2009.

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

5.                 MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan will be used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of 7 years, including a 2 year construction period and 5 years of permanent financing.  The loan is a non-drawn mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  On September 12, 2008, the Company submitted the first construction loan draw to the lender for the Arboretum Land development project totaling $3,371,836.  As of March 31, 2009, there have been no advances on this mortgage.  The Company expects to receive the first draw on this mortgage in the second quarter of 2009.

On January 30, 2009, the Company closed on $5,181,000 of fixed rate supplemental mortgage debt on the Berkshires of Columbia property.  The loan is a non-recourse third mortgage note secured by the property with a fixed interest rate of 6.37%.  The loan matures on October 1, 2014.

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of March 31, 2009, the interest rate is 1.825%.  In Accordance with SFAS No. 141R, Business Combinations, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note requires two reductions of capital payments during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  The principal reduction payments due in 2009 and 2010 are backed by cash secured irrevocable letters of credit of corresponding amounts.  The cash is reflected as restricted cash on the balance sheet as of March 31, 2009.

On February 26, 2009, the Company, through its wholly owned subsidiary, BIR Laurel Woods Limited Partnership, executed a non-recourse second mortgage note on the Laurel Woods Apartment for $1,900,000, which is secured by the related property.  The note has a fixed interest rate of 7.14% and matures on October 1, 2015.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans are appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value will be considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $466,867,300 and $416,730,000 at March 31, 2009 and December 31, 2008, respectively.

6.                 REVOLVING CREDIT FACILITY – AFFILIATE

The Company has a $20,000,000 revolving credit facility commitment with an affiliate of the Company.  The credit facility is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment.

During the three months ended March 31, 2009 and 2008, the Company has not made any borrowings or repaid any outstanding balances under the revolving credit facility during the same periods.  There were no borrowings outstanding as of March 31, 2009 and December 31, 2008 under the facility.  The Company incurred no interest and fees related to the revolving credit facility during the three months ended March 31, 2009 and 2008.

7.                 EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.  For the three months ended March 31, 2009 and 2008, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,196 and $1,675,196, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2009 and December 31, 2008.

During the three months ended March 31, 2009 and 2008, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.                 EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008 follows:

	March 31, 2009	March 31, 2008

Net loss from continuing operations	$ (8,059,249)	$ (5,750,101)
Add:Loss attributable to noncontrolling interest in properties	202,870	-
Loss attributable to noncontrolling interest in Operating Partnership	9,457,963	-
Less:Preferred dividends	(1,675,196)	(1,675,196)
Income attributable to noncontrolling interest in properties	-	(187,344)
Income attributable to noncontrolling interest in Operating Partnership	-	(976,100)
Net loss from continuing operations available to common shareholders	$ (73,612)	$ (8,588,741)

Discontinued operations	$ (157,969)	$ (528,446)

Net loss available to common shareholders	$ (231,581)	$ (9,117,187)

Net loss from continuing operations attributable to Parent Company per common share available to common shareholders, basic and diluted	$ (0.05)	$ (6.11)
Net loss from discontinued operations attributable to Parent Company per common share available to common shareholders, basic and diluted	(0.11)	(0.38)
Net loss attributable to Parent Company per common share, basic and diluted	$ (0.16)	$ (6.48)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

For the three months ended March 31, 2009 and 2008, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company entered into two irrevocable letters of credit arrangements with a bank in relation to the JV BIR/Holland transaction.  The irrevocable letters of credit were a requirement of the lender, who issued the debt secured by the property substantially owned by JV BIR/Holland, in order for the new ownership structure contemplated by the transaction to move forward.  The irrevocable letters of credit are in place as a guarantee for two separate principal reduction payments of $9,500,000 due in 2009 and $2,710,000 due in 2010.  The letters of credit are backed by cash segregated in accounts maintained at the bank.  The cash is reflected as restricted cash on the balance sheet of the Company as of March 31, 2009.

The Company entered into an irrevocable letter of credit arrangement with a bank in relation to an appeal of a judgment rendered by a court pursuant to an ongoing lawsuit.  In order to move forward with an appeal of the judgment before the Appeals Court, the process required the Company to post an appeal bond in the amount of $800,000.  The bond is backed  by the irrevocable letter of credit which is in place as a guarantee of payment of the outstanding damages awarded by the lower court should the Company be unsuccessful in its appeal.  The letter of credit is backed by cash segregated in accounts maintained at the bank.  The cash is reflected as restricted cash on the balance sheet of the Company as of March 31, 2009.

10.                 DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”), amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, derivatives are recorded on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  Hedge ineffectiveness is measured by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For derivatives not designated as hedges, changes in fair value are recognized in earnings.

We do not use derivatives for trading or speculative purposes.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from these hedges.

We have utilized interest rate caps to add stability to interest expense, to manage our exposure to interest rate movements and as required by our lenders when entering into variable interest mortgage debt.  Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an up front premium.

During the quarter ended March 31, 2009, we acquired an interest rate cap through our investment in JV BIR/Holland.  The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt.  The Company assessed the fair value of the derivative instrument, which reflects the estimated amount the Company would receive, or pay, for the same instrument in a current exchange at the reporting date.  The valuation considers, among other things, interest rates at the time of the valuation, credit worthiness and risk of non performance of the counterparties considered in the valuation transaction.  The resulting fair value of the derivative interest rate cap contract was deemed to be immaterial and no adjustment was made to reflect the fair value of the derivative instrument at March 31, 2009.

11.                 RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended March 31,
	2009	2008

Property management fees	$ 752,890	$ 837,688
Expense reimbursements	50,226	48,975
Salary reimbursements	2,385,935	2,383,298
Asset management fees	412,314	418,360
Acquisition fees	427,500	-
Construction management fees	148,392	93,874
Development fees	79,500	127,000

Total	$ 4,256,757	$ 3,909,195

Amounts due to affiliates of $2,648,161 and $2,291,250 are included in Due to affiliates at March 31, 2009 and December 31, 2008, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due to affiliates of $3,914,304 and $2,920,573 are included in Due to affiliates at March 31, 2009 and December 31, 2008, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $1,266,143 and $629,323 are included in Due to affiliates at March 31, 2009 and December 31, 2008, respectively, represent intercompany development fees and related party reimbursements.

The Company pays property management fees to an affiliate for property management services.  The fees are payable at rates ranging from 2.5% to 4% of gross income.

The Company pays asset management fees to an affiliate, Berkshire Advisor, for asset management services.  These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.  Effective April 4, 2003, under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, or other items paid or received that would be considered an adjustment to basis.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the minority partners in the properties.  The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company paid a fee on the acquisition of the Glo Apartments.  Pursuant to the Company’s adoption of SFAS No. 141R as of January 1, 2009, the acquisition fee was charged to operating expenses for the quarter ended March 31, 2009.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $148,392 and $93,874 in construction management fees for the three months ended March 31, 2009 and 2008, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of March 31, 2009, the Company has one property under development and has incurred fees totaling $79,500 and $127,000 in the three month period ended March 31, 2009 and 2008, respectively.  The fees, all of which are related to the development phase as the project is currently under construction, are based on the project’s development/construction costs.  As of March 31, 2009, $0 has been paid to the affiliate for the current year fees and $79,500 remained payable related to the Arboretum Land development project.

During the three months ended March 31, 2009 and 2008, the Company has not made any borrowings or repaid any outstanding balances under the revolving credit facility during the same periods.  There were no borrowings outstanding as of March 31, 2009 and December 31, 2008 under the facility.  The Company incurred no interest and fees related to the revolving credit facility during the three months ended March 31, 2009 and 2008.

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

As of March 31, 2009 and December 31, 2008, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of March 31, 2009.  As condition of the appeals process, the Company was required to post an appeals bond with the court.  The bond is backed by a letter of credit in the amount of $800,000 and is reflected as restricted cash on the balance sheet as of March 31, 2009.

The Company and our properties are not subject to any other material pending legal proceedings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC

You should read the following discussion in conjunction with Berkshire Income Realty, Inc’s (the “Company”) consolidated financial statements and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the “SEC”).

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

Current economic conditions have lead to instability and tightening in the credit markets and have lead to increases in spreads and the related pricing of secured and unsecured debt.  Prolonged interest rate increases could negatively impact the Company’s ability to make future acquisitions, develop or renovate properties or refinance existing debt at acceptable rates.  Additionally, prospective buyers of our properties may also have difficulty obtaining debt which might make it more difficult for the Company to sell properties at acceptable pricing levels.  Continued disruptions in the credit markets may also indirectly have an adverse effect on the Company’s operations or the overall economy in which it operates.

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc, a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Company’s Board of Directors’ (“Board”) oversight.  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 12 – Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC for additional information about the Advisor.

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

As of May 14, 2009, the Company owns of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three months ended March 31, 2009 included the following:

•
On February 24, 2009, the Company, through the Operating Partnership, entered into a Joint Venture Agreement to acquire 89.955% of the ownership interests in a 201 unit mid-rise multifamily apartment community in Los Angeles, California.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  The purchase was subject to normal operating pro rations.  As of March 31, 2009, the purchase price allocation was final and no further adjustment is contemplated.

SFAS No. 141R requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date.  As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assume is as follows:

Asset Acquired
Multifamily Apartment Communities	$ 41,602,373
Acquired in-place leases	607,893
Prepaid expense and other assets	1,098,443
Total assets acquired	$ 43,308,709

Liabilities Assumed:
Mortgage notes payable	$ 42,203,273
Accrued expenses	80,760
Tenant security deposits	159,936
Total liabilities assumed	$ 42,443,969

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008.  The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2009 and December 31, 2008, the Company had $12,199,500 and $24,227,615 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three month periods ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008

Cash provided by (used in) operating activities	$ 2,138,224	$ (2,118,814)
Cash used in investing activities	(19,587,457)	(4,811,065)
Cash provided by (used in) financing activities	5,421,118	(4,084,989)

During the three months ended March 31, 2009, cash decreased by $12,028,115.  The overall decrease was due primarily to transfers of $13,438,743 to restricted cash, while capital expenditures of $5,047,278 were offset by borrowings on mortgage notes payable of $7,081,000.  Additionally, the Company paid its regular quarterly distribution to its preferred shareholders in the amount of $1,675,196.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF II, and debt repayment.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that prolonged interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of March 31, 2009, approximately $37,471,000 of principal, or 7.8% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During that period, $27,430,000 is due to mature and be repaid in full in 2009, $6,195,000 is due to mature and be repaid in full in 2010, and $3,846,000 is due to mature and be repaid in 2011.  All other payments of principal are regular monthly payments in accordance with the loans amortization schedule.  Refer to the “Debt Maturity Summary” schedule on page 28 of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies.

The Company has set aside $12,210,000 in restricted cash to pay for the mortgages relate to the Glo Apartments that are due to mature in 2009 and 2010 for $9,500,000 and $2,710,000, respectively.  Additionally, the Company has a loan secured by one of its properties in the amount of $15,720,000 that matures in October 2009.  The Company is currently in the process of obtaining new financing to replace the maturing loan principle.  In the event that the Company is unable to obtain the financing, the Company has access to a revolving credit facility and sufficient cash from operations to retire the debt and fund ongoing operations at the property.

As of March 31, 2009, the Company has fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of Glo Apartments, which has a variable interest rate mortgage that is capped at 6% through 2013.  The fixed interest rate mortgage financing also includes a fixed rate construction to permanent mortgage on the Arboretum Land Development project, a parcel of vacant land adjacent to the Arboretum Place Apartments that is currently under development and is anticipated to be complete in the second quarter of 2009.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  As of March 31, 2009, the Company has no borrowings outstanding on the revolving credit facility.

Capital Expenditures

The Company incurred $895,788 and $445,045 in recurring capital expenditures during the three months ended March 31, 2009 and 2008, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $4,151,490 and $3,404,176 in renovation and development related capital expenditures during the three months ended March 31, 2009 and 2008, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of March 31, 2009, the exterior improvements have been completed and the interior portion of the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 94% complete as 352 of the 375 units had been completed, of which 348 units, or 99%, of those completed units have been leased.  Project costs to date approximate $4,867,000 of the total current estimated costs of $5,108,000.

In December 2007, the Company authorized the renovation of the Hampton House property, a 222 unit high-rise building. Approximately $4,450,000 has been budgeted for 2009 for interior and exterior improvements.  Exterior improvements include replacement of windows, sliding doors and balcony railings and interior improvements include updates to apartment units including rehabilitation of the kitchens, bathrooms, lighting and fixtures and updates to common areas and systems, including the lobby, hallways and updates to the buildings central systems.  As of March 31, 2009, the interior renovations of the lobby and amenities are complete.  Additionally, 54 units, or 24%, of the individual apartment units have been renovated and 50 of the renovated units have been leased as of March 31, 2009.  The exterior improvements have been completed as of March 31, 2009.

The Company is in the latter stages of developing one of the two parcels of vacant land that it owns.  The property, to be known as the Reserves at Arboretum, was approved as of November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project cost is estimated at $17,000,000 and 63 of the 143 units were completed as of March 31, 2009.  As of March 31, 2009, the project costs incurred were approximately $16,375,000 and are projected to be on budget.  Interest costs are capitalized on the development projects until construction is substantially complete.  There was $152,188 and $41,115 of interest capitalized in the three months ended March 31, 2009 and 2008, respectively.  No development plans are currently in the works for the other vacant parcel.

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

The Company’s capital budgets for 2009 anticipate spending approximately $9,620,000 for ongoing rehabilitation, including the Hampton House project and development of current portfolio properties, including the Silver Hills Apartments, Executive House, Standard at the Lenox Park and the Arboretum Land development project during the year.  As of March 31, 2009, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the three months ended March 31, 2009

On February 24, 2009, the Company, through the Operating Partnership, entered into a Joint Venture Agreement to acquire 89.955% of the ownership interests in a 201 unit multifamily mid rise community in Los Angeles, California.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  The purchase was subject to normal operating pro rations.  As of March 31, 2009, the purchase price allocation was final and no further adjustment is contemplated.

Discussion of dispositions for the three months ended March 31, 2009

The Company did not dispose of any properties during the three month period ended March 31, 2009.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the three months ended March 31, 2009 and 2008, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,196 and $1,675,196, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2009 and December 31, 2008.

During the three months ended March 31, 2009 and 2008, the Board did not authorize the general partner of the Operating Partnership to distribute any additional quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the three months ended March 31, 2009, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through March 31, 2009, was increased by the purchase of one property – Glo Apartments in Los Angeles, California.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the three-month period ended March 31, 2009, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the three months ended March 31, 2009 and 2008 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three month period ended March 31, 2009 and 2008, net loss was $(8,217,218) and $(6,278,547), respectively.  A reconciliation of the Company’s NOI to net loss for the three month period March 31, 2009 and 2008 are presented as part of the following table.

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2008 and owned through March 31, 2009.

	Same Property Portfolio Three months ended March 31,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$16,205,240	$15,653,770	$ 551,470	3.52%
Interest, utility reimbursement and other	1,009,186	991,190	17,996	1.82%
Total revenue	17,214,426	16,644,960	569,466	3.42%

Operating Expenses:
Operating	4,474,244	4,414,936	59,308	1.34%
Maintenance	1,052,933	1,049,828	3,105	0.30%
Real estate taxes	1,872,341	1,734,069	138,272	7.97%
General and administrative	333,693	402,049	(68,356)	(17.00)%
Management fees	686,118	643,980	42,138	6.54%
Total operating expenses	8,419,329	8,244,862	174,467	2.12%

Net Operating Income	8,795,097	8,400,098	394,999	4.70%

Non-operating expenses:
Depreciation	7,016,016	6,880,977	135,039	1.96%
Interest	5,877,283	5,788,702	88,581	1.53%
Amortization of acquired in-place leases and tenant relationships	13,908	65,983	(52,075)	(78.92)%
Total non-operating expenses	12,907,207	12,735,662	171,545	1.35%

Loss before equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(4,112,110)	(4,335,564)	223,454	(5.15)%

Equity in loss of Multifamily Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(4,112,110)	$(4,335,564)	$ 223,454	(5.15)%

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

	Total Property Portfolio Three months ended March 31,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$17,574,204	$15,670,578	$1,903,626	12.15%
Interest, utility reimbursement and other	1,192,777	1,158,478	34,299	2.96%
Total revenue	18,766,981	16,829,056	1,937,925	11.52%

Operating Expenses:
Operating	5,244,283	4,662,545	581,738	12.48%
Maintenance	984,748	1,049,828	(65,080)	(6.20)%
Real estate taxes	2,081,668	1,750,881	330,787	18.89%
General and administrative	1,717,923	813,062	904,861	111.29%
Management fees	1,165,200	1,067,632	97,568	9.14%
Total operating expenses	11,193,822	9,343,948	1,849,874	19.80%

Net Operating Income	7,573,159	7,485,108	88,051	1.18%

Non-operating expenses:
Depreciation	7,785,436	6,880,977	904,459	13.14%
Interest	6,247,309	5,758,686	488,623	8.48%
Amortization of acquired in-place leases and tenant relationships	272,189	65,983	206,206	312.51%
Total non-operating expenses	14,304,934	12,705,646	1,599,288	12.59%

Loss before equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(6,731,775)	(5,220,538)	(1,511,237)	28.95%

Equity in loss of Multifamily Limited Partnership	(1,154,256)	(529,563)	(624,693)	117.96%

Equity in loss of Mezzanine Loan Limited Liability Company	(173,218)	-	(173,218)	100.00%

Discontinued operations	(157,969)	(528,446)	370,477	(70.11)%

Net loss	$(8,217,218)	$(6,278,547)	$(1,938,671)	30.88%

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2009 in comparison to the similar period of 2008.  The increase is mainly attributable to increased occupancy as a result of the completion of the utility conversion at the Seasons of Laurel property.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008.  Utility reimbursement increased slightly, mainly due to successful increases in usage of bill back programs to tenants and was partially offset by decreases in interest.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended March 31, 2009 as compared to the same period of 2008.  The Company continues to realize savings from improved insurance premium levels when it renewed its property insurance coverage for the portfolio for the policy period as of May 1, 2007 when it was able to achieve modest cost reductions in premiums for its property insurance coverage.  Further insurance cost reductions were achieved in 2009.  The savings were partially offset by increases in some utilities, including gas and water and sewer.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has substantially completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment unit.  The changes to the infrastructure was completed in the fourth quarter of 2008 with the related direct billing to tenants currently tracking to be implemented to all units by the end of 2008.  As a result of the individual apartments units being migrated to a direct tenant billing, the Company has realized a reduction in electricity expense at Season’s and anticipates the reductions and related comparative savings to continue going forward.

Maintenance

Maintenance expense increased slightly in the three-months ended March 31, 2009 as compared to the same period of 2008 and is due mainly to higher unit turn over costs including painting, cleaning and non-recurring repairs and maintenance in an effort to make units as attractive as possible and to maintain occupancy.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes increased for the three months ended March 31, 2009 from the comparable period of 2008.  The increase is due mainly to the continued escalation of assessed property valuations for other properties in the Same Property Portfolio.   The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the three-month period ended March 31, 2009 compared to 2008.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended March 31, 2009 compared to the same period of 2008 based on increased levels of revenue of the Same Property Portfolio.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three-months ended March 31, 2009 as compared to the same period of the prior year.  The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Walden, Seasons of Laurel, Hannibal Grove, Standard of Lenox and the Hampton House properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three-months ended March 31, 2009 increased slightly over the comparable period of 2008.  The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan, with the majority of the additional debt obtained on the Seasons of Laurel property, which was partially offset by the reduced interest rate obtained on the new debt.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three-months ended March 31, 2009 as compared to the same period in 2008.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the three-month period ended March 31, 2009.

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008
(Total Property Portfolio)

In general, increases in revenues, operating expenses and non-operating expenses and the related losses of the Total Property Portfolio for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned, as the number of properties remained consistent, by the Company in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of March 31, 2009, is as follows:

Debt Summary
	Balance	Weighted Average Rate

Collateralized – Fixed Rate Debt	$ 438,236,619	5.68%
Collateralized – Variable Rate Debt	42,203,273	3.01%
Total - Collateralized Debt	$ 480,439,892

Debt Maturity Summary
Year	Balance	% of Total

2009	$ 27,430,155	5.71%
2010	6,194,730	1.29%
2011	3,845,704	0.80%
2012	8,401,289	1.75%
2013	60,477,742	12.59%
Thereafter	374,090,272	77.86%
Total	$ 480,439,892	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of March 31, 2009 and December 31, 2008 is presented in the following table.  Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year. As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

“Fair Value of Real Estate Assets” is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $457,612,854 and $419,002,572 at March 31, 2009 and December 31, 2008, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation.

The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of March 31, 2009 and December 31, 2008.

Debt-to-Fair Value of Real Estate Assets as of
	March 31, 2009	December 31, 2008

Net book value of multifamily apartment communities	$ 457,612,854	$ 419,002,572
Accumulated depreciation	144,368,315	136,678,464
Historical cost	601,981,169	555,681,036
Increase in fair value over historical cost	56,108,831	60,205,964
Fair Value – estimated	$ 658,090,000	$ 615,887,000

Mortgage Debt	$ 480,439,892	$ 432,013,999

Debt-to-Fair Value of Real Estate Assets	73.00%	70.15%

The Debt-to-Fair Value of Real Estate Assets includes the outstanding borrowings under the Company’s revolving credit facility, which were $0 at March 31, 2009 and December 31, 2008.  The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on the Company’s ability to meet its short-term liquidity requirements.  Further, if the Company were unable to draw on its revolving credit facility, the Company may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on its results of operations and cash flows.  As of March 31, 2009 and December 31, 2008, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on management’s most current valuation of properties, which was made for all properties owned at December 31, 2008, acquisition cost of properties acquired subsequent to December 31, 2008, if any, and sales price of assets under contract of sale as of March 31, 2009.

Funds From Operations

The Company follows the revised definition of Funds from Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  Management considers FFO to be an appropriate measure of performance of an equity REIT.  We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures.  Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

The following table presents a reconciliation of net loss to FFO for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008

Net loss	$ (8,217,218)	$ (6,278,547)
Add:
Depreciation of real property	6,801,477	5,587,439
Depreciation of real property included in results of discontinued operations	-	1,576,223
Amortization of acquired in-place leases and tenant relationships	272,189	65,983
Equity in loss of Multifamily Limited Partnership	1,154,256	529,563
Funds from operations of Multifamily Venture and Limited Venture	202,176	495,409

Less:
Noncontrolling interest in properties share of funds from operations	(81,057)	(200,535)

Funds from Operations	$ 131,823	$ 1,775,535

FFO for the three months ended March 31, 2009 decreased as compared to FFO for the three month periods ended March 31, 2008.  The decrease in FFO is due primarily to changes in the accounting for transaction costs under FAS 160.  FAS 160 requires that costs associated with acquisition transactions be expensed in the period incurred.  Prior to the implementation of FAS 160, transaction costs were capitalized and included in the depreciable basis of acquired properties.  Transaction costs for the acquisition of Glo Apartments total approximately $979,094, which were included in General and Administrative expense on the Consolidated Statement of Operations.  Additionally, interest expense has increased due to the addition of new mortgage debt on certain properties.

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

The United States is currently in the midst of what has been characterized as one of the worst recessions since the 1930’s.  Unemployment has risen past 8% while single family home prices have dropped leaving many homeowners with homes worth less than their mortgage balances and on the brink of foreclosure.  The Company both believes and recognizes that real estate goes through cycle and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company, however, recognizes that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate have remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or increasing unemployment rates could have a negative impact on both occupancy and rent levels.  Creditworthy borrowers in the multifamily sector have continued to be able to access capital through Fannie Mae and Freddie Mac through 2008 and into early 2009 at attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.  While the Company believes that 2009 will be a challenging year, with increased competition for price conscious residents, the possibility for continued tight credit markets and illiquidity in the transaction markets, we feel that many of our previous assumptions about future trends will be delayed for a period of time.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of March 31, 2009.

	2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt	$17,930,155	$3,484,730	$3,845,704	$7,770,586	$59,708,137	$345,497,307	$438,236,619

Average Interest Rate	5.22%	5.29%	5.34%	5.65%	5.05%	5.82%	5.68%

	2009	2010	2011	2012	2013	Thereafter	Total

Variable Rate Debt	$9,500,000	$2,710,000	$ -	$630,703	$769,605	$28,592,965	$42,203,273

Average Interest Rate	3.01%	3.01%	3.01%	3.01%	3.01%	3.01%	3.01%

The level of market interest rate risk remained relatively consistent from December 31, 2008 to March 31, 2009.  As of March 31, 2009, $42,203,273 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The variable interest rate on the debt was 3.01% at March 31, 2009.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2009 and December 31, 2008, respectively, the Company did not increase its accrual of $190,000 related to the New Units matter as it is moving forward with an appeal of the judgment awarded by the court.  Based on the court’s award of damages in the amount of $774,292, if the appeal were to be unsuccessful, the Company would record an additional cost of $584,292 related to the New Units matter, the amount in excess of the $190,000 accrued as of March 31, 2009.   As a condition of the appeals process, the Company was required to post an appeals bond with the court.  The bond is backed by a letter of credit in the amount of $800,000 and is reflected as restricted cash on the balance sheet as of March 31, 2009.

The Company and our properties are not subject to any other material pending legal proceedings.

Item 1A.         RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2008 as filed with the SEC on March 31, 2009.  As of March 31, 2009, except for the additional risks associated with the tightening of the credit markets, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
May 15, 2009	/s/ David C. Quade
David C. Quade
President, Chief Financial Officer and
Principal Executive Officer

May 15, 2009	/s/ Christopher M. Nichols
Christopher M. Nichols
Vice President and Principal Accounting Officer