Form 10-Q
period 2009-06-30
BERKSHIRE INCOME REALTY INC
filed 2009-08-13
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_____________________

Commission File number 001-31659
Berkshire Income Realty, Inc.

Maryland	32-0024337
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

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
Yes     ☐        No    ☐

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
Yes       ☒       No      ☐

There were 1,406,196 shares of Class B common stock outstanding as of August 12, 2009.

PART I                 FINANCIAL INFORMATION

        Item 1.                 CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $152,585,238 and $136,678,464, respectively	$451,658,585	$419,002,572
Cash and cash equivalents	14,157,039	24,227,615
Cash restricted for tenant security deposits	1,858,572	1,851,400
Cash restricted other	13,440,018	-
Replacement reserve escrow	4,307,583	5,952,952
Prepaid expenses and other assets	8,999,686	9,314,446
Investment in Multifamily Venture and Limited Partnership	13,214,525	15,425,410
Investment in Mezzanine Loan Limited Liability Company	-	947,293
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,532,563 and $888,254, respectively	352,519	388,935
Deferred expenses, net of accumulated amortization of $1,623,276 and $1,244,326, respectively	3,671,908	3,306,807
Total assets	$511,660,435	$480,417,430

LIABILITIES AND EQUITY

Liabilities:
Mortgage notes payable	$483,138,631	$432,013,999
Due to affiliates, net	2,660,326	2,291,250
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	10,801,005	11,724,250
Tenant security deposits	1,949,966	1,800,105
Total liabilities	499,387,535	448,667,211

Commitments and contingencies (Note 9)	-	-

Equity:
Noncontrolling interest in properties	921,788	293,650
Noncontrolling interest in Operating Partnership	(19,624,936)	-
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Accumulated deficit	(39,248,844)	(38,768,323)

Total equity	12,272,900	31,750,219

Total liabilities and equity	$511,660,435	$480,417,430

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Rental	$18,600,158	$15,991,617	$36,174,362	$31,662,195
Interest	34,077	174,863	81,671	363,082
Utility reimbursement	401,362	360,035	785,097	683,262
Other	869,237	723,344	1,630,685	1,370,376
Total revenue	19,904,834	17,249,859	38,671,815	34,078,915

Expenses:
Operating	4,758,956	4,102,474	10,003,239	8,765,019
Maintenance	1,299,285	1,296,485	2,284,033	2,346,313
Real estate taxes	2,477,680	1,847,200	4,559,348	3,598,081
General and administrative	1,826,433	572,550	3,544,356	1,385,612
Management fees	1,197,896	1,092,186	2,363,096	2,159,819
Depreciation	8,216,923	6,972,237	16,002,359	13,853,214
Interest	6,704,661	5,636,951	12,951,970	11,395,637
Amortization of acquired in-place leases and tenant relationships	372,127	50,498	644,316	116,481
Total expenses	26,853,961	21,570,581	52,352,717	43,620,176

Loss before equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(6,949,127)	(4,320,722)	(13,680,902)	(9,541,261)
Equity in loss of Multifamily Limited Partnership	(1,056,629)	(1,020,262)	(2,210,885)	(1,549,824)
Equity in income (loss) of Mezzanine Loan Limited Liability Company	(774,075)	6,091	(947,293)	6,091
Loss from continuing operations	(8,779,831)	(5,334,893)	(16,839,080)	(11,084,994)

Discontinued operations:
Loss from discontinued operations	(4,582)	(1,114,183)	(162,551)	(1,642,629)
Gain on disposition of real estate estates	-	27,031,898	-	27,031,898
Income (loss) from discontinued operations	(4,582)	25,917,715	(162,551)	25,389,269

Net income (loss)	(8,784,413)	20,582,822	(17,001,631)	14,304,275
Net (income) loss attributable to noncontrolling interest in properties	43,696	(206,688)	246,566	(394,032)
Net (income) loss attributable to noncontrolling interest in Operating Partnership	10,166,973	(10,737,100)	19,624,936	(11,713,200)
Net income attributable to Parent Company	1,426,256	9,639,034	2,869,871	2,197,043
Preferred dividend	(1,675,196)	(1,675,197)	(3,350,392)	(3,350,396)
Net income (loss) available to common shareholders	$(248,940)	$7,963,837	$(480,521)	$(1,153,353)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.17)	$(12.77)	$(0.23)	$(18.88)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$(0.01)	$18.43	$(0.11)	$18.06
Net income (loss) attributable to Parent Company, per common share, basic and diluted	$(0.18)	$5.66	$(0.34)	$(0.82)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$0.00	$0.20	$0.00	$0.20

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(38,768,323)	$293,650	$-	$31,750,219

Net income (loss)	-	-	-	-	2,869,871	(246,566)	(19,624,936)	(17,001,631)

Contributions	-	-	-	-	-	1,404,801	-	1,404,801

Distributions	-	-	-	-	-	(530,097)	-	(530,097)

Distributions to preferred shareholders	-	-	-	-	(3,350,392)	-	-	(3,350,392)

Balance at June 30, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(39,248,844)	$921,788	$(19,624,936)	$12,272,900

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(17,001,631)	$14,304,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	380,647	276,664
Amortization of acquired in-place leases and tenant relationships	644,316	116,481
Depreciation	16,002,359	16,573,233
Equity in loss of Multifamily Limited Partnership	2,210,885	1,549,824
Equity in (income) loss of Mezzanine Loan Limited Liability Company	947,293	(6,091)
Gain on real estate assets related to involuntary conversion	(90,585)	(129,146)
Gain on disposition of real estates assets	-	(27,031,898)
Write off deferred financing costs	-	195,453
Interest earned on restricted cash	(2,200)	-
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(17,247)	(26,098)
Prepaid expenses and other assets	1,223,006	2,150,640
Due to/from affiliates	369,076	19,789
Accrued expenses and other liabilities	(536,586)	(3,439,257)
Net cash provided by operating activities	4,129,333	4,553,869

Cash flows from investing activities:
Capital improvements	(7,802,407)	(10,330,729)
Acquisition of multifamily apartment communities	(849,719)	-
Proceeds from sale of properties	-	41,643,556
Interest earned on replacement reserve deposits	-	(45,999)
Restricted cash	(13,437,818)	-
Deposits to replacement reserve escrow	(296,819)	(567,463)
Withdrawals from replacement reserve escrow	1,942,188	3,286,158
Investment in Mezzanine Loan Limited Liability Company	-	(855,000)
Net cash (used in) provided by investing activities	(20,444,575)	33,130,523

Cash flows from financing activities:
Borrowings from mortgage notes payable	10,465,371	-
Principal payments on mortgage notes payable	(1,544,012)	(10,764,800)
Prepayments of mortgage notes payable	-	(6,433,293)
Borrowings from revolving credit facility – affiliate	-	5,000,000
Principal payments on revolving credit facility – affiliate	-	(5,000,000)
Good faith deposits on mortgage notes payable	-	341,250
Deferred financing costs	(201,005)	(362,446)
Contribution from noncontrolling interest holders	1,404,801	-
Distributions to noncontrolling interest in properties	(530,097)	(394,032)
Distributions on common operating partnership units	-	(12,000,000)
Distributions to preferred shareholders	(3,350,392)	(3,350,396)
Net cash provided by (used in) financing activities	6,244,666	(32,963,717)

Net (decrease) increase in cash and cash equivalents	(10,070,576)	4,720,675
Cash and cash equivalents at beginning of period	24,227,615	22,479,937
Cash and cash equivalents at end of period	$14,157,039	$27,200,612

Supplemental disclosure:
Cash paid for interest, net of amount capitalized	$12,791,200	$15,150,205

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the six months ended June 30,
	2009	2008

Supplemental disclosure (continued):

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$136,876	$219,227
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units and shares	-	1,000,000
Mortgage debt assumed by buyer	-	31,377,607

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(41,602,373)	$-
Acquired in-place leases	(607,893)	-
Prepaid expenses and other assets	(1,083,422)	-
Liabilities assumed:
Accrued expenses	80,760	-
Tenant security deposit liability	159,936	-
Mortgage assumed	42,203,273	-
Net cash used for acquisition of multifamily apartment communities	$(849,719)	$-

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of June 30, 2009, the Company owned, or had an interest in, 26 multifamily apartment communities consisting of a total 6,781 apartment units.

Discussion of acquisitions for the six months ended June 30, 2009

On February 24, 2009, the Company, through a newly formed subsidiary, BIR Glo, L.L.C. (“BIR Glo”), entered into the BIR Holland JV, LLC joint venture agreement (“JV BIR/Holland”) with Holland Glo, LLC (“Holland Glo”), an unrelated third party, to acquire 89.955% of the ownership interests in a 201 unit multifamily mid-rise apartment community in Los Angeles, California.  The purchase is consistent with the Company’s desire to acquire well located multifamily apartment communities at attractive prices.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  The Company has committed $12.21 million to JV BIR/Holland by providing two irrevocable letters of credit for the benefit of JV BIR/Holland in lieu of funding its capital obligations at closing.  The letters of credit are backed by cash which is classified as restricted cash on the balance sheet at June 30, 2009.  The purchase was subject to normal operating pro rations.  As of June 30, 2009, the purchase price allocation was final and no further adjustment is contemplated.

Under the terms of the limited liability company agreement governing JV BIR/Holland, BIR Glo owns a 90% interest and Holland Glo owns a 10% interest in JV BIR/Holland.  Affiliates of Holland Glo are entitled to perform property management services and receive fees in payment thereof.  The Company evaluated its investment in JV BIR/Holland and concluded that the investment was not a Variable Interest Entity under FIN 46R and therefore accounts for the investment under Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”) based on its controlling interest in the venture.

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

SFAS No. 141R, as defined below, requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date.  As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

Asset Acquired
Multifamily Apartment Communities	$41,602,373
Acquired in-place leases	607,893
Prepaid expense and other assets	1,083,422
Total assets acquired	$43,293,688

Liabilities Assumed:
Mortgage notes payable	$42,203,273
Accrued expenses	80,760
Tenant security deposits	159,936
Total liabilities assumed	$42,443,969

Discussion of dispositions for the six months ended June 30, 2009

The Company did not dispose of any properties during the six month period ended June 30, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141R”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  SFAS No. 141R establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquired entity and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141R as of January 1, 2009, which resulted in a $1,183,299 charge to operations for transaction costs associated with the acquisition of Glo Apartments.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 (“SFAS No. 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  The Company has assessed the impact of SFAS No. 161 and determined that that the adoption of SFAS No. 161 did not have a material impact on the financial position or operating results of the Company.

Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160), which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary.  As a result of the Company’s adoption of this standard, amounts previously reported as minority interests in properties and minority interests in Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) on our balance sheets are now presented as noncontrolling interests in properties and noncontrolling interests in Operating Partnership within equity.  There has been no change in the measurement of this line item from amounts previously reported.

Also effective with the adoption of SFAS No. 160, previously reported minority interests have been recharacterized on the accompanying statement of operations to noncontrolling interests and placed below net loss before arriving at net loss attributable to Parent Company.  In accordance with the guidance of SFAS No. 160, the Company allocated losses to the noncontrolling interest in Operating Partnership of $19,624,936, which represents their share of losses.  Historically, these losses were allocated to the common shareholders.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP No. 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly.  The FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company elected early  adoption of FSP No. 157-4 as of January 1, 2009.  The Company has assessed the impact of FSP No. 157-4 and has determined that the adoption of FSP No. 157-4 did not have a material impact on the financial position or operating results of the Company.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and APB No. 28-1 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company elected adoption of FSP No. 107-1 and APB No. 28-1 as of January 1, 2009 which did not have a material impact on the financial position or operating results of the Company.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 is intended to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim periods ending after June 15, 2009.  The Company’s adoption of SFAS No. 165 did not have a material impact on its financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which is intended to improve financial reporting by enterprises involved with variable interest entities by replacing the quantitative-based risk and rewards calculation of determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative-based approach.  This statement is effective for fiscal years beginning on or after November 15, 2009.  Early application of SFAS No. 167 is prohibited.  The Company is currently assessing the potential impact that the adoption of SFAS No. 167 may have on its financial position, results of operations or disclosure in its financial statements.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168” or the “Codification”), which reorganizes the GAAP hierarchy.  SFAS No. 168 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing GAAP financial statements.  Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.  The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics.  SFAS No. 168 is effective for interim periods ending after September 15, 2009.  The Company’s adoption of SFAS No. 168 is not expected to have any impact on its financial position and results of operations.

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

Consolidated statements of Comprehensive Income (Loss)

For the six months ended June 30, 2009 and 2008, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30, 2009	December 31, 2008

Land	$67,711,675	$56,100,766
Buildings, improvement and personal property	536,532,148	499,580,270

Multifamily apartment communities	604,243,823	555,681,036
Accumulated depreciation	(152,585,238)	(136,678,464)

Multifamily apartment communities, net	$451,658,585	$419,002,572

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company did not record an impairment adjustment at June 30, 2009.

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

On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments (“Century”) in Cockeysville, Maryland.  The assets and liabilities related to the sale of the property were removed from the accounts of the Company pursuant to the recording of the sale of the property.

On December 30, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchester West Apartments (“Westchester West”) in Silver Spring, Maryland.  The assets and liabilities related to the sale of the property were removed from the accounts of the Company pursuant to the recording of the sale of the property.

The results of operations for the St. Marin, Westchase, Century and Westchester West properties have been restated and are presented as results from discontinued operations in the statement of operations for the three and six months ended June 30, 2009 and 2008, respectively, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The operating results of discontinued operations for the three and six months ended June 30, 2009 and 2008 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Rental	$-	$3,356,830	$469	$7,931,091
Interest	-	3,732	-	4,587
Utility reimbursement	-	113,271	-	224,616
Other	-	128,072	-	306,230
Total revenue	-	3,601,905	469	8,466,524

Expenses:
Operating	-	740,084	51,451	1,904,228
Maintenance	-	343,859	42,114	599,142
Real estate taxes	-	221,047	-	998,484
General and administrative	4,582	227,210	69,451	271,385
Management fees	-	141,719	4	330,135
Depreciation	-	1,143,796	-	2,720,019
Loss on early extinguishment of debt	-	819,914	-	819,914
Interest	-	1,078,459	-	2,465,846
Total expenses	(4,582)	4,716,088	163,020	10,109,153

Loss from discontinued operations	$(4,582)	$(1,114,183)	$(162,551)	$(1,642,629)

3.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of Accounting Principles Board Opinion No. 18 (as Amended) – The Equity Method of Accounting for Investments in Common Stock Statement of Position 78-9 (“APB No.18”), and is necessary in order for the Company to consistently meet its regulatory filing deadlines.  As of June 30, 2009 and December 31, 2008, the Company has accounted for its share of the equity in BVF operating activity through March 31, 2009 and September 30, 2008, respectively.

As of June 30, 2009, the Company has invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	March 31, 2009	September 30, 2008
	(unaudited)	(unaudited)
ASSETS
Multifamily apartment communities, net	$1,192,802,063	$1,209,859,485
Cash and cash equivalents	32,215,875	10,135,705
Other assets	23,272,552	28,524,544
Total assets	$1,248,290,490	$1,248,519,734

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$976,208,390	$939,696,802
Revolving credit facility	38,400,000	61,900,000
Other liabilities	22,276,850	24,103,571
Noncontrolling interest	31,279,750	34,363,160
Partners’ capital	180,125,500	188,456,201
Total liabilities and partners’ capital	$1,248,290,490	$1,248,519,734

Company’s share of partners’ capital	$12,610,129	$13,193,341
Basis differential (1)	604,396	2,232,069
Carrying value of the Company’s investment in Multifamily Limited Partnership	$13,214,525	$15,425,410

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At June 30, 2009 and December 31, 2008, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $0 and $1,627,674, to BVF during the second quarter of 2009 and fourth quarter of 2008, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such impairment charges have been recognized as of June 30, 2009.

The summarized statement of operations of BVF for the three and six months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Revenue	$35,870,635	$33,855,674	$72,017,395	$62,515,121

Expenses	(53,629,730)	(51,208,036)	(109,773,693)	(94,084,891)

Noncontrolling interest	2,666,002	2,773,700	6,175,598	3,853,200

Gain on sale of properties	-	5,054	-	5,578,590

Net loss attributable to investment	$(15,093,093)	$(14,573,608)	$(31,580,700)	$(22,137,980)

Equity in loss of Multifamily Limited Partnership	$(1,056,629)	$(1,020,262)	$(2,210,885)	$(1,549,824)

4.                 INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts limited liability company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of the Mezzanine Loan LLC.  The Company has funded $855,000, or 60%, of its commitment as of June 30, 2009.

The Company has evaluated its investment in the Mezzanine Loan LLC and concluded that the investment, although subject to the requirements of FIN 46R, will not require the Company to consolidate the activity of the Mezzanine Loan LLC as the Company has determined that it is not the primary beneficiary of the venture as defined in FIN 46R.  The Company accounted for its investment in the Mezzanine Loan LLC under the equity method of accounting in accordance with the provisions of paragraph 19 of APB No.18.

During the six months ended June 30, 2009, the Company recognized income related to its investment in the Mezzanine Loan LLC.  The income represents interest accrued on the Company’s investment and totaled $84,798.  The income increased the Company’s carrying value of the investment prior to the write-down.

During the six months ended June 30, 2009, the Company recognized impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in the Mezzanine Loan LLC.  In accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”), a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized.  Unlike SFAS No. 144, potential impairments under APB No. 18 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions.  As a result, the Company recognized non-cash impairment charges of $1,032,091 on its investment in the Mezzanine Loan LLC.  The carrying value of the Company’s investment in the Mezzanine Loan LLC was $0 at June 30, 2009.

During the three months ended June 30, 2009, the developer of the property securing the Mezzanine Loan LLC’s investment suffered financial problems related to other projects it is working on.  As a result of these issues, the managing member of the Mezzanine Loan LLC (the “Managing Member”) is currently in negotiations with another developer to take over the project.  The Managing Member is also attempting to extend the maturity date of the underlying first mortgage on the real estate in conjunction with the hiring of the new developer.  As of June 30, 2009 and as of the date of this filing, negotiations are still underway and resolution is expected in the third quarter of 2009.  Because of the uncertainty at June 30, 2009, management believed it appropriate to write off the remainder of its investment at that time.  In the event the negotiations are successful, the Company will likely be required to fund the remainder of its capital obligations, $570,000, in order to participate in any future profits of the investment as well as to have the chance to recover some or all of its original investment.

5.                 MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan are being used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of seven years, including a two year construction period and five years of permanent financing.  The loan is a non-drawn mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  During the six months ended June 30, 2009, the Company received proceeds pursuant to the loan of $3,365,236.  The Company expects to draw the remainder of the construction loan during the third quarter of 2009.

On January 30, 2009, the Company closed on $5,181,000 of fixed rate supplemental mortgage debt on the Berkshires of Columbia property.  The loan is a non-recourse third mortgage note secured by the property with a fixed interest rate of 6.37%.  The loan matures on October 1, 2014.

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of June 30, 2009, the interest rate is 1.555%.  In accordance with SFAS No. 141R, Business Combinations, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note requires two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  The principal reduction payments due in 2009 and 2010 are backed by cash secured irrevocable letters of credit of corresponding amounts.  The cash is reflected as restricted cash on the balance sheet as of June 30, 2009.

On February 26, 2009, the Company, through its wholly owned subsidiary, BIR Laurel Woods Limited Partnership, executed a non-recourse second mortgage note on the Laurel Woods Apartment for $1,900,000, which is secured by the related property.  The note has a fixed interest rate of 7.14% and matures on October 1, 2015.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans are appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value will be considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $466,092,000 and $416,730,000 at June 30, 2009 and December 31, 2008, respectively.

6.                 REVOLVING CREDIT FACILITY – AFFILIATE

The Company has a $20,000,000 revolving credit facility commitment with an affiliate of the Company.  The credit facility is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment.

During the six months ended June 30, 2009 and 2008, the Company borrowed $0 and $5,000,000, respectively, under the facility related to the acquisition activities of the Company and repaid advances of $0 and $5,000,000 during the same periods.  There were no borrowings outstanding as of June 30, 2009 and December 31, 2008 under the facility.  The Company incurred interest and fees of $0 and $22,488 related to the facility during the six months ended June 30, 2009 and 2008, respectively.

7.                 EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  The first quarterly dividend paid on May 15, 2003 was prorated to reflect the issue date of the Preferred Shares.  For the six months ended June 30, 2009 and 2008, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,392 and $3,350,396, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2009 and December 31, 2008.

During the six months ended June 30, 2009 and 2008, the Company’s aggregate distributions and dividends to common general and common limited partners and Class B stockholders totaled $0 and $12,000,000, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.                 EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net loss from continuing operations	$(8,779,831)	$(5,334,893)	$(16,839,080)	$(11,084,994)
Add:Loss attributable to noncontrolling interest in properties	43,696	-	246,566	-
Loss attributable to noncontrolling interest in Operating Partnership	10,166,973	-	19,624,936	-
Less:Preferred dividends	(1,675,196)	(1,675,197)	(3,350,392)	(3,350,396)
Income attributable to noncontrolling interest in properties	-	(206,688)	-	(394,032)
Income attributable to noncontrolling interest in Operating Partnership	-	(10,737,100)	-	(11,713,200)
Net loss from continuing operations available to common shareholders	$(244,358)	$(17,953,878)	$(317,970)	$(26,542,622)

Discontinued operations	$(4,582)	$25,917,715	$(162,551)	$25,389,269

Net income (loss) available to common shareholders	$(248,940)	$7,963,837	$(480,521)	$(1,153,353)

Net loss from continuing operations attributable to Parent Company per common share available to common shareholders, basic and diluted	$(0.17)	$(12.77)	$(0.23)	$(18.88)
Net income (loss) from discontinued operations attributable to Parent Company per common share available to common shareholders, basic and diluted	$(0.01)	$18.43	$(0.11)	$18.06
Net income (loss) attributable to Parent Company per common share, basic and diluted	$(0.18)	$5.66	$(0.34)	$(0.82)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
For the six months ended June 30, 2009 and 2008, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company entered into two irrevocable letters of credit arrangements with a bank in relation to the JV BIR/Holland transaction.  The irrevocable letters of credit were a requirement of the lender, who issued the debt secured by the property substantially owned by JV BIR/Holland, in order for the new ownership structure contemplated by the transaction to move forward.  The irrevocable letters of credit are in place as a guarantee for two separate principal reduction payments of $9,500,000 due in 2009 and $2,710,000 due in 2010.  The letters of credit are backed by cash segregated in accounts maintained at the bank.  The cash is reflected as restricted cash on the balance sheet of the Company as of June 30, 2009.

The Company entered into an irrevocable letter of credit arrangement with a bank in relation to an appeal of a judgment rendered by a court pursuant to an ongoing lawsuit.  In order to move forward with an appeal of the judgment before the Appeals Court, the process required the Company to post an appeal bond in the amount of $800,000.  The bond is backed  by the irrevocable letter of credit which is in place as a guarantee of payment of the outstanding damages awarded by the lower court should the Company be unsuccessful in its appeal.  The letter of credit is backed by cash segregated in accounts maintained at the bank.  The cash is reflected as restricted cash on the balance sheet of the Company as of June 30, 2009.

In July 2009, the court ruled against the Company on its appeal and upheld the judgment in favor of the plaintiff in the amount of $774,292.  Operating cash of the Company was used to pay the judgment plus legal fees, costs and interest of approximately $163,700.  The Company expects to cancel the letter of credit at which time the segregated cash on deposit with the bank will be released and be returned to operating cash.

10.                 DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 (“SFAS No. 161”), amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS No. 133, derivatives are recorded on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

During the six months ended June 30, 2009, we acquired an interest rate cap through our investment in JV BIR/Holland.  The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt.  The Company assessed the fair value of the derivative instrument, which reflects the estimated amount the Company would receive, or pay, for the same instrument in a current exchange at the reporting date.  The valuation considers, among other things, interest rates at the time of the valuation, credit worthiness and risk of non performance of the counterparties considered in the valuation transaction.  The resulting fair value of the derivative interest rate cap contract was deemed to be immaterial and no adjustment was made to reflect the fair value of the derivative instrument at June 30, 2009.

11.                 RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Property management fees	$761,310	$815,545	$1,506,943	$1,653,233
Expense reimbursements	50,226	48,975	100,452	97,950
Salary reimbursements	2,226,156	2,187,625	4,612,091	4,570,924
Asset management fees	412,314	418,361	824,628	836,721
Acquisition fees	-	-	427,500	-
Construction management fees	55,638	125,131	204,030	219,005
Development fees	79,500	127,000	159,000	254,000
Interest on revolving credit facility	-	22,488	-	22,488

Total	$3,585,144	$3,745,125	$7,834,644	$7,654,321

Amounts due to affiliates of $2,660,326 and $2,291,250 are included in “Due to affiliates, net” at June 30, 2009 and December 31, 2008, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due to affiliates of $4,726,246 and $2,920,573 are included in “Due to affiliates, net” at June 30, 2009 and December 31, 2008, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $2,065,920 and $629,323 are included in “Due to affiliates, net” at June 30, 2009 and December 31, 2008, respectively, in the accompanying Consolidated Balance Sheets and represent intercompany development fees and related party reimbursements.

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

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company paid a fee on the acquisition of the Glo Apartments.  Pursuant to the Company’s adoption of SFAS No. 141R as of January 1, 2009, the acquisition fee was charged to operating expenses for the six months ended June 30, 2009.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $204,030 and $219,005 in construction management fees for the six months ended June 30, 2009 and 2008, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of June 30, 2009, the Company has one property under development and has incurred fees totaling $159,000 and $254,000 in the six month period ended June 30, 2009 and 2008, respectively.  The fees, all of which are related to the development phase as the project is currently under construction, are based on the project’s development/construction costs.  As of June 30, 2009, $0 has been paid to the affiliate for the current year fees and $159,000 remained payable related to the Arboretum Land development project.

During the six months ended June 30, 2009 and 2008, the Company borrowed $0 and $5,000,000, respectively, related to the acquisition activities of the Company and repaid advances of $0 and $5,000,000, respectively, during the same periods.  There were no borrowings outstanding as of June 30, 2009 and December 31, 2008 under the facility.  The Company incurred interest and fees of $0 and $22,488 related to the facility during the six months ended June 30, 2009 and 2008, respectively.

12.                 LEGAL PROCEEDINGS

The Company was party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The dispute involved the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  Specifically, the purchase and sales agreement provided that if certain conditions were met, the seller/developer would develop a vacant parcel of land contiguous to the acquired property with 18 new residential apartment units (the “New Units”) for the benefit of the Company at an agreed-upon price.  The purchase and sales agreement also provided the opportunity for the seller/developer to build a limited number of garages (the “Garages”) for the existing apartment units for the benefit of the Company at an agreed-upon price.

In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them a judgment in the amount of $774,292 for costs and damages.  As condition of the appeals process, the Company was required to post an appeals bond with the court.  The bond is backed by a letter of credit in the amount of $800,000 and is reflected as restricted cash on the balance sheet as of June 30, 2009.

In July 2009, the court ruled against the Company on its appeal and upheld the judgment in favor of the plaintiff in the amount of $774,292.  Operating cash of the Company was used to pay the judgment plus legal fees, costs and interest of approximately $163,700.  The Company expects to cancel the letter of credit at which time the segregated cash on deposit with the bank will be released and be returned to operating cash.

The Company and our properties are not subject to any other material pending legal proceedings.

13.                 SUBSEQUENT EVENTS

In July 2009, the court ruled against the Company on its appeal and upheld the judgment in favor of the plaintiff in the amount of $774,292.  Operating cash of the Company was used to pay the judgment plus legal fees, costs and interest of approximately $163,700.

Pursuant to SFAS No. 165, subsequent events have been evaluated through August 13, 2009, the date these financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc (the “Company”) and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board of Directors (“Board”).  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 12 – Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC for additional information about the Advisor.

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

As of August 13, 2009, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six months ended June 30, 2009 included the following:

▪
On January 30, 2009, the Company closed on $5,181,000 of fixed rate supplemental mortgage debt on the Berkshires of Columbia property.  The loan is a non-recourse third mortgage note secured by the property with a fixed interest rate of 6.37%.  The loan matures on October 1, 2014.

▪
On February 24, 2009, the Company, through the Operating Partnership, entered into a Joint Venture Agreement to acquire 89.955% of the ownership interests in a 201 unit mid-rise multifamily apartment community in Los Angeles, California.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  The purchase was subject to normal operating pro rations.  As of June 30, 2009, the purchase price allocation was final and no further adjustment is contemplated.

SFAS No. 141R requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date.  As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

Asset Acquired
Multifamily Apartment Communities	$41,602,373
Acquired in-place leases	607,893
Prepaid expense and other assets	1,083,422
Total assets acquired	$43,293,688

Liabilities Assumed:
Mortgage notes payable	$42,203,273
Accrued expenses	80,760
Tenant security deposits	159,936
Total liabilities assumed	$42,443,969

▪
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

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2009 and December 31, 2008, the Company had $14,157,039 and $24,227,615 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Cash provided by operating activities	$1,991,109	$6,672,683	$4,129,333	$4,553,869
Cash provided by (used in) investing activities	(857,118)	37,941,588	(20,444,575)	33,130,523
Cash provided by (used in) financing activities	823,548	(28,878,728)	6,244,666	(32,963,717)

During the six months ended June 30, 2009, cash decreased by $10,070,576.  The overall decrease was due primarily to transfers of $13,437,818 to restricted cash, while capital expenditures of $7,802,407 were offset by borrowings on mortgage notes payable of $10,465,371.  Additionally, the Company paid its regular quarterly distributions to its preferred shareholders in the amount of $3,350,392.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that prolonged interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of June 30, 2009, approximately $37,084,000 of principal, or 7.7% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During that period, $26,752,000 is due to mature and be repaid in full in 2009, $6,195,000 is due to mature and be repaid in full in 2010, and $4,137,000 is due to mature and be repaid in 2011.  All other payments of principal are regular monthly payments in accordance with the loans amortization schedule.  Refer to the “Debt Maturity Summary” schedule on page 32 of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies.

The Company has set aside $12,210,000 in restricted cash to pay for the mortgages relate to the Glo Apartments that are due to mature in 2009 and 2010 for $9,500,000 and $2,710,000, respectively.  Additionally, the Company has a loan secured by one of its properties in the amount of $15,720,000 that matures in October 2009.  The Company is currently in the process of obtaining new financing to replace the maturing loan principle.  The Company expects to lock the interest rate on the new loan during the third quarter of 2009.  In the event that the Company is unable to obtain the financing, the Company has access to a revolving credit facility and sufficient cash from operations to retire the debt and fund ongoing operations at the property.

As of June 30, 2009, the Company has fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of Glo Apartments, which has a variable interest rate mortgage that is capped at 6% through 2013.  The fixed interest rate mortgage financing also includes a fixed rate construction to permanent mortgage on the Arboretum Land Development project, a parcel of vacant land adjacent to the Arboretum Place Apartments that is currently under development and is anticipated to be completed in the third quarter of 2009.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  As of June 30, 2009, the Company has no borrowings outstanding on the revolving credit facility.

Capital Expenditures

The Company incurred $6,467,104 and $2,030,302 in recurring capital expenditures during the six months ended June 30, 2009 and 2008, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $1,335,303 and $8,300,427 in renovation and development related capital expenditures during the six months ended June 30, 2009 and 2008, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of June 30, 2009, the exterior improvements have been completed and the interior portion of the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 99% complete as 372 of the 375 units had been completed, of which 366 units, or 98%, of those completed units have been leased.  Project costs to date approximate $5,112,000 of the total current estimated costs of $5,131,000.

In December 2007, the Company authorized the renovation of the Hampton House property, a 215 unit high-rise building. Approximately $4,450,000 has been budgeted for 2009 for interior and exterior improvements.  Exterior improvements include replacement of windows, sliding doors and balcony railings and interior improvements include updates to apartment units including rehabilitation of the kitchens, bathrooms, lighting and fixtures and updates to common areas and systems, including the lobby, hallways and updates to the buildings central systems.  As of June 30, 2009, the interior renovations of the lobby and amenities are complete.  Additionally, 80 of the 199 residential units, or 40%, have been renovated and 69 of the renovated units have been leased as of June 30, 2009.  The exterior improvements have been completed as of June 30, 2009.

The Company has substantially completed the development of one of the two parcels of vacant land that it owns.  The property, known as the Reserves at Arboretum, was approved as of November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The total project cost is estimated at $17,000,000.  As of June 30, 2009, the project costs incurred were approximately $16,752,000 and within budget.  Interest costs were capitalized on the development projects until construction was substantially complete.  There was $152,188 and $107,721 of interest capitalized in the six months ended June 30, 2009 and 2008, respectively.  No development plans are currently in the works for the other vacant parcel.

Pursuant to terms of the mortgage debt on certain properties in the Company’s portfolio, lenders require the Company to fund repair or replacement escrow accounts.  The funds in the escrow accounts are disbursed to the Company upon completion of the required repairs or renovations activities.  The Company is required to provide to the lender documentation evidencing the completion of the repairs, and in some cases, such repairs are subject to inspection by the lender.

The Company’s capital budgets for 2009 anticipate spending approximately $9,620,000 for ongoing rehabilitation, including the Hampton House project and development of current portfolio properties, including the Silver Hills Apartments, Executive House, Standard at the Lenox Park and the Arboretum Land development project during the year.  As of June 30, 2009, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the six months ended June 30, 2009

On February 24, 2009, the Company, through the Operating Partnership, entered into a Joint Venture Agreement to acquire 89.955% of the ownership interests in a 201 unit multifamily mid rise community in Los Angeles, California.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  The purchase was subject to normal operating pro rations.  As of June 30, 2009, the purchase price allocation was final and no further adjustment is contemplated.

Discussion of dispositions for the six months ended June 30, 2009

The Company did not dispose of any properties during the six month period ended June 30, 2009.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the six months ended June 30, 2009 and 2008, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,392 and $3,350,396, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2009 and December 31, 2008.

During the six months ended June 30, 2009 and 2008, the Company’s aggregate distributions and dividends to common general and common limited partners and Class B common stockholders totaled $0 and $12,000,000, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the six months ended June 30, 2009, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through June 30, 2009, was increased by the purchase of one property – Glo Apartments in Los Angeles, California.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the six-month period ended June 30, 2009, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the six months ended June 30, 2009 and 2008 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

“Net Operating Income” (“NOI”) falls within the definition of a “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP.  The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company’s multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors.  The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly related to the income producing activities of the properties.  We believe that to achieve a more complete understanding of the Company’s performance, NOI should be compared with our reported net income (loss).  Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items; in turn, these capital decisions have an impact on interest expense and depreciation and amortization.

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three month period ended June 30, 2009 and 2008, net (loss) income was $(8,784,413) and $20,582,822, respectively.  For the six month period ended June 30, 2009 and 2008, net (loss) income was $(17,001,631) and $14,304,275, respectively.  A reconciliation of the Company’s NOI to net loss for the three and six month period June 30, 2009 and 2008 is presented as part of the following tables.

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2008 and owned through June 30, 2009.

	Same Property Portfolio Three months ended June 30,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$16,356,458	$16,038,318	$318,140	1.98%
Interest, utility reimbursement and other	1,083,867	1,112,623	(28,756)	(2.58)%
Total revenue	17,440,325	17,150,941	289,384	1.69%

Operating Expenses:
Operating	3,959,442	3,926,193	33,249	0.85%
Maintenance	1,430,376	1,659,195	(228,819)	(13.79)%
Real estate taxes	1,877,921	1,705,751	172,170	10.09%
General and administrative	390,781	349,099	41,682	11.94%
Management fees	692,185	670,257	21,928	3.27%
Total operating expenses	8,350,705	8,310,495	40,210	0.48%

Net Operating Income	9,089,620	8,840,446	249,174	2.82%

Non-operating expenses:
Depreciation	7,081,639	6,972,237	109,402	1.57%
Interest	5,929,118	5,670,772	258,346	4.56%
Amortization of acquired in-place leases and tenant relationships	5,565	50,498	(44,933)	(88.98)%
Total non-operating expenses	13,016,322	12,693,507	322,815	2.54%

Loss before equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(3,926,702)	(3,853,061)	(73,641)	1.91%

Equity in loss of Multifamily Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(3,926,702)	$(3,853,061)	$(73,641)	1.91%

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

	Total Property Portfolio Three months ended June 30,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,600,158	$15,991,617	$2,608,541	16.31%
Interest, utility reimbursement and other	1,304,676	1,258,242	46,434	3.69%
Total revenue	19,904,834	17,249,859	2,654,975	15.39%

Operating Expenses:
Operating	4,758,956	4,102,474	656,482	16.00%
Maintenance	1,299,285	1,296,485	2,800	0.22%
Real estate taxes	2,477,680	1,847,200	630,480	34.13%
General and administrative	1,826,433	572,550	1,253,883	219.00%
Management fees	1,197,896	1,092,186	105,710	9.68%
Total operating expenses	11,560,250	8,910,895	2,649,355	29.73%

Net Operating Income	8,344,584	8,338,964	5,620	0.07%

Non-operating expenses:
Depreciation	8,216,923	6,972,237	1,244,686	17.85%
Interest	6,704,661	5,636,951	1,067,710	18.94%
Amortization of acquired in-place leases and tenant relationships	372,127	50,498	321,629	636.91%
Total non-operating expenses	15,293,711	12,659,686	2,634,025	20.81%

Loss before equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(6,949,127)	(4,320,722)	(2,628,405)	60.83%

Equity in loss of Multifamily Limited Partnership	(1,056,629)	(1,020,262)	(36,367)	3.56%

Equity in (loss) income of Mezzanine Loan Limited Liability Company	(774,075)	6,091	(780,166)	(12,808.50	) %

Discontinued operations	(4,582)	25,917,715	(25,922,297)	(100.02)%

Net loss	$(8,784,413)	$20,582,822	$(29,367,235)	(142.68)%

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2009 in comparison to the similar period of 2008.  The increase is mainly attributable to increased occupancy as a result of the completion of the utility conversion at the Seasons of Laurel property where turnover and vacancies have been reduced.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues decreased for the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.  Decrease in other revenues was due to normal fluctuations in the various other revenue sources offset by increases in utility reimbursement, mainly due to successful increases in usage of bill back programs to tenants.

Operating Expenses

Operating

Overall operating expenses increased in the quarter ended June 30, 2009 as compared to the same period of 2008.  Savings in utilities, including electricity and water and sewer were offset by an increase in property insurance.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment units.  The changes to the infrastructure were completed in the fourth quarter of 2008 with the related direct billing to tenants reaching full implementation in early 2009.  As a result of the individual apartments units being migrated to a direct tenant billing, the Company has realized a reduction in electricity expense at Season’s and anticipates the reductions and related comparative savings to continue going forward.   As a result of its property insurance coverage renewal in April 2009, the Company anticipates an increase in property insurance expenses for the remainder of the year.

Maintenance

Maintenance expense decreased in the three months ended June 30, 2009 as compared to the same period of 2008, mainly due to increased occupancy at the Seasons of Laurel from 2008 to 2009, resulting in less turnover related expenses, and additional spending in repairs related to a fire at Country Place II in 2008.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes increased for the three months ended June 30, 2009 from the comparable period of 2008.  The increase is due mainly to the continued escalation of assessed property valuations for properties in the Same Property Portfolio including properties located in Maryland, Texas, Virginia and Georgia.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the three-month period ended June 30, 2009 compared to 2008.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended June 30, 2009 compared to the same period of 2008 based on increased levels of revenue of the Same Property Portfolio.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three months ended June 30, 2009 as compared to the same period of the prior year.  The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Standard of Lenox and Hampton House properties, and the development of the Arboretum Land known as The Reserves at Arboretum, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three months ended June 30, 2009 increased over the comparable period of 2008.  The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan.  The majority of the increase is attributable to the pay off of the Briarwood loan balance of $8,600,333 at maturity in April 2008 and a new loan on the same property that was obtained in October 2008, in addition to new mortgage loans on Berkshires of Columbia, Glo Apartments and BIR Laurel Woods properties that were closed in the first quarter of 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended June 30, 2009 as compared to the same period in 2008.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the three-month period ended June 30, 2009.

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008
(Total Property Portfolio)

In general, increases in revenues, operating expenses and non-operating expenses and the related losses of the Total Property Portfolio for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned, as the number of properties remained consistent, by the Company in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.  General  and administrative  expenses for the three months ended June 30, 2009 include costs associated with the acquisition of the Glo property expensed pursuant to the guidance of SFAS 141 (R)  adopted by the Company on January 1, 2009 and costs accrued for the judgment in the Lakeridge legal matter.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

	Same Property Portfolio Six months ended June 30,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$32,561,698	$31,692,088	$869,610	2.74%
Interest, utility reimbursement and other	2,093,053	2,103,813	(10,760)	(0.51)%
Total revenue	34,654,751	33,795,901	858,850	2.54%

Operating Expenses:
Operating	8,433,686	8,341,129	92,557	1.11%
Maintenance	2,093,188	2,709,023	(615,835)	(22.73)%
Real estate taxes	3,750,263	3,439,820	310,443	9.02%
General and administrative	724,473	751,148	(26,675)	(3.55)%
Management fees	1,378,303	1,314,237	64,066	4.87%
Total operating expenses	16,379,913	16,555,357	(175,444)	(1.06)%

Net Operating Income	18,274,838	17,240,544	1,034,294	6.00%

Non-operating expenses:
Depreciation	14,097,655	13,853,214	244,441	1.76%
Interest	11,806,401	11,459,474	346,927	3.03%
Amortization of acquired in-place leases and tenant relationships	19,473	116,481	(97,008)	(83.28)%
Total non-operating expenses	25,923,529	25,429,169	494,360	1.94%

Loss before equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(7,648,691)	(8,188,625)	539,934	6.59%

Equity in loss of Multifamily Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(7,648,691)	$(8,188,625)	$539,934	6.59%

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

	Total Property Portfolio Six months ended June 30,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$36,174,362	$31,662,195	$4,512,167	14.25%
Interest, utility reimbursement and other	2,497,453	2,416,720	80,733	3.34%
Total revenue	38,671,815	34,078,915	4,592,900	13.48%

Operating Expenses:
Operating	10,003,239	8,765,019	1,238,220	14.13%
Maintenance	2,284,033	2,346,313	(62,280)	(2.65)%
Real estate taxes	4,559,348	3,598,081	961,267	26.72%
General and administrative	3,544,356	1,385,612	2,158,744	155.80%
Management fees	2,363,096	2,159,819	203,277	9.41%
Total operating expenses	22,754,072	18,254,844	4,499,228	24.65%

Net Operating Income	15,917,743	15,824,071	93,672	0.59%

Non-operating expenses:
Depreciation	16,002,359	13,853,214	2,149,145	15.51%
Interest	12,951,970	11,395,637	1,556,333	13.66%
Amortization of acquired in-place leases and tenant relationships	644,316	116,481	527,835	453.15%
Total non-operating expenses	29,598,645	25,365,332	4,233,313	16.69%

Loss before equity in loss of Multifamily Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(13,680,902)	(9,541,261)	(4,139,641)	(43.39)%

Equity in loss of Multifamily Limited Partnership	(2,210,885)	(1,549,824)	(661,061)	(42.65)%

Equity in (loss) income of Mezzanine Loan Limited Liability Company	(947,293)	6,091	(953,384)	(15,652.34	) %

Discontinued operations	(162,551)	25,389,269	(25,551,820)	(100.64)%

Net loss	$(17,001,631)	$14,304,275	$(31,305,906)	(218.86)%

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2009 in comparison to the similar period of 2008.  The increase is mainly attributable to increased occupancy as a result of the completion of the utility conversion at the Seasons of Laurel property where turnover and vacancies have been reduced.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues decreased for the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008.  Decrease in other revenues was due to normal fluctuations in the various other revenue sources offset by increases in utility reimbursement, mainly due to successful increases in usage of bill back programs to tenants.

Operating Expenses

Operating

Overall operating expenses increased in the six months ended June 30, 2009 as compared to the same period of 2008.  Savings in utilities, including electricity and water and sewer were offset by an increase in property insurance.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment units.  The changes to the infrastructure were completed in the fourth quarter of 2008 with the related direct billing to tenants reaching full implementation in early 2009.  As a result of the individual apartments units being migrated to a direct tenant billing, the Company has realized a reduction in electricity expense at Season’s and anticipates the reductions and related comparative savings to continue going forward.   As a result of its property insurance coverage renewal in April 2009, the Company anticipates an increase in property insurance expenses for the remainder of the year.

Maintenance

Maintenance expense decreased in the six months ended June 30, 2009 as compared to the same period of 2008, mainly due to increased occupancy at the Seasons of Laurel from 2008 to 2009, resulting in less turnover related expenses, and additional spending in repairs related to a fire at Country Place II in 2008.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes increased for the six months ended June 30, 2009 from the comparable period of 2008.  The increase is due mainly to the continued escalation of assessed property valuations for properties in the Same Property Portfolio including properties located in Maryland, Texas, Virginia and Georgia.   The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the six-month period ended June 30, 2009 compared to 2008.  The decrease is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio.

Management Fees

Management fees of the Same Property Portfolio increased for the six months ended June 30, 2009 compared to the same period of 2008 based on increased levels of revenue of the Same Property Portfolio.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the six months ended June 30, 2009 as compared to the same period of the prior year.  The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Standard of Lenox and Hampton House properties, and the development of the Arboretum Land known as The Reserves at Arboretum, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the six months ended June 30, 2009 increased over the comparable period of 2008.  The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan.  The majority of the increase is attributable to the pay off of the Briarwood loan balance of $8,600,333 at maturity in April 2008 and a new loan on the same property that was obtained in October 2008, in addition to new mortgage loans on Berkshires of Columbia, Glo Apartments and BIR Laurel Woods properties that were closed in the first quarter of 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the six-month period ended June 30, 2009 as compared to the same period in 2008.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the six-month period ended June 30, 2009.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008
(Total Property Portfolio)

In general, increases in revenues, operating expenses and non-operating expenses and the related losses of the Total Property Portfolio for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned, as the number of properties remained consistent, by the Company in the comparative periods presented and to the increase in the level of mortgage and revolving credit debt outstanding during the comparative periods.  General  and administrative  expenses for the six months ended June 30, 2009 include costs associated with the acquisition of the Glo property expensed pursuant to the guidance of SFAS 141 (R) adopted by the Company on January 1, 2009 and costs accrued for the judgment in the Lakeridge legal matter.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of June 30, 2009, is as follows:

Debt Summary
	Balance	Weighted Average Rate

Collateralized – Fixed Rate Debt	$440,935,358	5.68%
Collateralized – Variable Rate Debt	42,203,273	1.56%
Total - Collateralized Debt	$483,138,631

Debt Maturity Summary
Year	Balance	% of Total

2009	$26,751,738	5.54%
2010	6,195,300	1.28%
2011	4,137,407	0.86%
2012	8,839,948	1.83%
2013	60,947,586	12.61%
Thereafter	376,266,652	77.88%
Total	$483,138,631	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of June 30, 2009 and December 31, 2008 is presented in the following table.  Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year.  As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

“Fair Value of Real Estate Assets” is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $451,658,585 and $419,002,572 at June 30, 2009 and December 31, 2008, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation.

The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of June 30, 2009 and December 31, 2008.

Debt-to-Fair Value of Real Estate Assets as of
	June 30, 2009	December 31, 2008

Net book value of multifamily apartment communities	$451,658,585	$419,002,572
Accumulated depreciation	152,585,238	136,678,464
Historical cost	604,243,823	555,681,036
Increase in fair value over historical cost	53,846,177	60,205,964
Fair Value – estimated	$658,090,000	$615,887,000

Mortgage Debt	$483,138,631	$432,013,999

Debt-to-Fair Value of Real Estate Assets	73.42%	70.15%

The Debt-to-Fair Value of Real Estate Assets includes the outstanding borrowings under the Company’s revolving credit facility, which were $0 at June 30, 2009 and December 31, 2008.  The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on the Company’s ability to meet its short-term liquidity requirements.  Further, if the Company were unable to draw on its revolving credit facility, the Company may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on its results of operations and cash flows.  As of June 30, 2009 and December 31, 2008, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on management’s most current valuation of properties, which was made for all properties owned at December 31, 2008, acquisition cost of properties acquired subsequent to December 31, 2008, if any, and sales price of assets under contract of sale as of June 30, 2009.

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

The following table presents a reconciliation of net income (loss) to FFO for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(8,784,413)	$20,582,822	$(17,001,631)	$14,304,275
Add:
Depreciation of real property	7,210,482	6,113,243	14,011,959	13,276,905
Depreciation of real property included in results of discontinued operations	-	797,039	-	797,039
Amortization of acquired in-place leases and tenant relationships	372,127	50,498	644,316	116,481
Equity in loss of Multifamily Limited Partnership	1,056,629	1,020,262	2,210,885	1,549,824
Funds from operations of Multifamily Venture and Limited Venture	250,499	272,200	452,675	767,609

Less:
Noncontrolling interest in properties share of funds from operations	(264,898)	(240,135)	(345,955)	(440,670)
Gain on disposition of real estate assets	-	(27,031,898)	-	(27,031,898)

Funds from Operations	$(159,574)	$1,564,031	$(27,751)	$3,339,565

FFO for the three and six months ended June 30, 2009 decreased as compared to FFO for the three and six month periods ended June 30, 2008.  The decrease in FFO is due primarily to changes in the accounting for transaction costs under SFAS No. 141R and the write-off of the Company’s investment in the Mezzanine Loan LLC in the amount of $1,032,091.  SFAS No. 141R requires that costs associated with acquisition transactions be expensed in the period incurred.  Prior to the implementation of SFAS No. 141R, transaction costs were capitalized and included in the depreciable basis of acquired properties.  Transaction costs for the acquisition of Glo Apartments total approximately $1,183,299, which were included in General and Administrative expense on the Consolidated Statement of Operations.  Additionally, interest expense has increased due to the addition of new mortgage debt on certain properties.

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

The United States is currently in the midst of what has been characterized as one of the worst recessions since the 1930’s.  Unemployment has risen past 9% while single family home prices have dropped leaving many homeowners with homes worth less than their mortgage balances and on the brink of foreclosure.  The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company, however, recognizes that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate have remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or increasing unemployment rates could have a negative impact on both occupancy and rent levels.  Creditworthy borrowers in the multifamily sector have continued to be able to access capital through Fannie Mae and Freddie Mac through 2008 and into early 2009 at attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.  While the Company believes that 2009 will be a challenging year, with increased competition for price conscious residents, the possibility for continued tight credit markets and illiquidity in the transaction markets, we feel that many of our previous assumptions about future trends will be delayed for a period of time.  The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity.  In many cases, the current economic climate has delayed many would be residents from entering the rental market and instead choosing to remain at home or to share rental units instead of renting their own space.  This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms.  The Company’s properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development.  The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of June 30, 2009.

	2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt	$17,251,738	$3,485,300	$4,137,407	$8,181,719	$60,146,376	$347,732,818	$440,935,358

Average Interest Rate	5.22%	5.29%	5.40%	5.68%	5.05%	5.82%	5.68%

	2009	2010	2011	2012	2013	Thereafter	Total

Variable Rate Debt	$9,500,000	$2,710,000	$-	$658,229	$801,210	$28,533,834	$42,203,273

Average Interest Rate	1.56%	1.56%	-	1.56%	1.56%	1.56%	1.56%

The level of market interest rate risk remained relatively consistent from December 31, 2008 to June 30, 2009.  As of June 30, 2009, $42,203,273 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The variable interest rate on the debt was 1.56% at June 30, 2009.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company was party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The dispute involved the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  Specifically, the purchase and sales agreement provided that if certain conditions were met, the seller/developer would develop a vacant parcel of land contiguous to the acquired property with 18 new residential apartment units (the “New Units”) for the benefit of the Company at an agreed-upon price.  The purchase and sales agreement also provided the opportunity for the seller/developer to build a limited number of garages (the “Garages”) for the existing apartment units for the benefit of the Company at an agreed-upon price.

In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  The judgment did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them the amount of $774,292 for costs and damages.  As a condition of the appeals process, the Company was required to post an appeals bond with the court.  The bond is backed by a letter of credit in the amount of $800,000 and is reflected as restricted cash on the balance sheet as of June 30, 2009.

In July 2009, the court ruled against the Company on its appeal and upheld the judgment in favor of the plaintiff in the amount of $774,292.  Operating cash of the Company was used to pay the judgment plus legal fees, costs and interest of approximately $163,700.  The Company expects to cancel the letter of credit at which time the segregated cash on deposit with the bank will be released and be returned to operating cash.

The Company and our properties are not subject to any other material pending legal proceedings.

Item 1A.                 RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2008 as filed with the SEC on March 31, 2009.  As of June 30, 2009, except for the additional risks associated with the tightening of the credit markets, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
August 13, 2009	/s/ David C. Quade
David C. Quade
President, Chief Financial Officer and
Principal Executive Officer

August 13, 2009	/s/ Christopher M. Nichols
Christopher M. Nichols
Vice President and Principal Accounting Officer