Form 10-Q
period 2009-11-13
BERKSHIRE INCOME REALTY INC
filed 2009-11-16
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009
☐	or
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
Yes    ☒          No   ☐

There were 1,406,196 shares of Class B common stock outstanding as of November 13, 2009.

Part I                 FINANCIAL INFORMATION
Item 1.                 CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $160,666,556 and $136,678,464, respectively	$446,954,992	$419,002,572
Cash and cash equivalents	10,660,889	24,227,615
Cash restricted for tenant security deposits	1,876,309	1,851,400
Cash restricted other	12,621,013	-
Replacement reserve escrow	2,855,457	5,952,952
Prepaid expenses and other assets	10,963,039	9,314,446
Investment in Multifamily Venture Limited Partnership	12,167,849	15,425,410
Investment in Mezzanine Loan Limited Liability Company	-	947,293
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,038,071 and $888,254, respectively	232,008	388,935
Deferred expenses, net of accumulated amortization of $1,772,593 and $1,244,326, respectively	3,572,591	3,306,807
Total assets	$501,904,147	$480,417,430

LIABILITIES AND EQUITY

Liabilities:
Mortgage notes payable	$482,369,963	$432,013,999
Due to affiliates, net	2,117,453	2,291,250
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	10,414,556	11,724,250
Tenant security deposits	1,898,230	1,800,105
Total liabilities	497,637,809	448,667,211

Commitments and contingencies (Note 9)	-	-

Equity:
Noncontrolling interest in properties	707,292	293,650
Noncontrolling interest in Operating Partnership	(27,230,771)	-
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	-	-
Accumulated deficit	(39,435,075)	(38,768,323)

Total equity	4,266,338	31,750,219

Total liabilities and equity	$501,904,147	$480,417,430

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Rental	$18,978,189	$16,329,406	$55,152,551	$47,991,601
Interest	10,347	144,809	92,019	507,891
Utility reimbursement	430,504	333,257	1,215,602	1,016,519
Other	1,028,281	652,291	2,658,964	2,022,667
Total revenue	20,447,321	17,459,763	59,119,136	51,538,678

Expenses:
Operating	4,941,356	4,357,738	14,944,595	13,122,757
Maintenance	1,358,994	1,253,946	3,643,027	3,600,259
Real estate taxes	2,133,677	2,050,884	6,651,627	5,648,965
General and administrative	990,714	812,956	4,576,468	2,198,568
Management fees	1,194,141	1,095,892	3,557,237	3,255,711
Depreciation	8,081,318	6,945,770	24,083,677	20,798,984
Interest	6,732,894	5,640,983	19,684,864	17,036,620
Amortization of acquired in-place leases and tenant relationships	113,416	128,987	757,732	245,468
Total expenses	25,546,510	22,287,156	77,899,227	65,907,332

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,099,189)	(4,827,393)	(18,780,091)	(14,368,654)
Equity in loss of Multifamily Venture Limited Partnership	(1,046,676)	(1,066,063)	(3,257,561)	(2,615,887)
Equity in income (loss) of Mezzanine Loan Limited Liability Company	-	43,101	(947,293)	49,192
Loss from continuing operations	(6,145,865)	(5,850,355)	(22,984,945)	(16,935,349)

Discontinued operations:
Income (loss) from discontinued operations	2,097	(114,424)	(160,454)	(1,757,053)
Gain on disposition of real estate estates	-	3,591	-	27,035,489
Income (loss) from discontinued operations	2,097	(110,833)	(160,454)	25,278,436

Net income (loss)	(6,143,768)	(5,961,188)	(23,145,399)	8,343,087
Net (income) loss attributable to noncontrolling interest in properties	26,899	(204,270)	273,465	(598,302)
Net (income) loss attributable to noncontrolling interest in Operating Partnership	7,605,835	(976,100)	27,230,771	(12,689,300)
Net income (loss) attributable to Parent Company	1,488,966	(7,141,558)	4,358,837	(4,944,515)
Preferred dividend	(1,675,197)	(1,675,143)	(5,025,589)	(5,025,539)
Net loss available to common shareholders	$(186,231)	$(8,816,701)	$(666,752)	$(9,970,054)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.13)	$(6.19)	$(0.36)	$(25.07)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$(0.00)	$(0.08)	$(0.11)	$17.98
Net loss attributable to Parent Company, per common share, basic and diluted	$(0.13)	$(6.27)	$(0.47)	$(7.09)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$0.00	$0.00	$0.00	$0.20

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(38,768,323)	$293,650	$-	$31,750,219

Net income (loss)	-	-	-	-	4,358,837	(273,465)	(27,230,771)	(23,145,399)

Contributions	-	-	-	-	-	1,404,801	-	1,404,801

Distributions	-	-	-	-	-	(717,694)	-	(717,694)

Distributions to preferred shareholders	-	-	-	-	(5,025,589)	-	-	(5,025,589)

Balance at September 30, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(39,435,075)	$707,292	$(27,230,771)	$4,266,338

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(23,145,399)	$8,343,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	529,964	389,993
Amortization of acquired in-place leases and tenant relationships	757,732	245,468
Depreciation	24,083,677	24,360,890
Equity in loss of Multifamily Venture Limited Partnership	3,257,561	2,615,887
Equity in (income) loss of Mezzanine Loan Limited Liability Company	947,293	(49,192)
Gain on real estate assets related to involuntary conversion	(90,585)	(129,146)
Gain on disposition of real estates assets	-	(27,035,489)
Write off deferred financing costs	-	195,453
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(86,720)	(51,938)
Prepaid expenses and other assets	(733,252)	2,409,482
Due to/from affiliates	(173,797)	22,877
Accrued expenses and other liabilities	(827,934)	(1,838,665)
Net cash provided by operating activities	4,518,540	9,478,707

Cash flows from investing activities:
Capital improvements	(11,275,233)	(19,155,849)
Acquisition of multifamily apartment communities	(849,719)	-
Acquisition of real estate limited partnership interests	-	(20,148,140)
Proceeds from sale of properties	-	41,643,556
Interest earned on replacement reserve deposits	(22,499)	(62,034)
Restricted cash	(12,621,013)	-
Deposits to replacement reserve escrow	(343,164)	(579,572)
Withdrawals from replacement reserve escrow	3,463,158	3,289,647
Investment in Multifamily Venture Limited Partnership	-	(700,075)
Investment in Mezzanine Loan Limited Liability Company	-	(855,000)
Net cash (used in) provided by investing activities	(21,648,470)	3,432,533

Cash flows from financing activities:
Borrowings from mortgage notes payable	10,501,605	-
Principal payments on mortgage notes payable	(2,348,914)	(11,685,713)
Prepayments of mortgage notes payable	-	(6,433,293)
Borrowings from revolving credit facility – affiliate	-	15,000,000
Principal payments on revolving credit facility – affiliate	-	(5,000,000)
Good faith deposits on mortgage notes payable	-	341,250
Deferred financing costs	(251,005)	(685,353)
Contribution from noncontrolling interest holders	1,404,801	-
Distributions to noncontrolling interest in properties	(717,694)	(598,302)
Distributions on common operating partnership units	-	(13,000,000)
Distributions to preferred shareholders	(5,025,589)	(5,025,539)
Net cash provided by (used in) financing activities	3,563,204	(27,086,950)

Net decrease in cash and cash equivalents	(13,566,726)	(14,175,710)
Cash and cash equivalents at beginning of period	24,227,615	22,479,937
Cash and cash equivalents at end of period	$10,660,889	$8,304,227

Supplemental disclosure:
Cash paid for interest, net of amount capitalized	$19,359,311	$20,790,026

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the nine months ended September 30,
	2009	2008

Supplemental disclosure (continued):

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$41,775	$768,852
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends and distributions declared and payable on common operating partnership units and shares	-	1,000,000
Mortgage debt assumed by buyer	-	31,377,606
Write-off of real estate assets – storm damage	278,988	1,040,898
Insurance proceeds receivable – storm damage	808,814	1,040,898

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(41,602,373)	$(50,205,199)
Acquired in-place leases	(607,893)	(662,187)
Prepaid expenses and other assets	(1,083,422)	(640,758)
Liabilities assumed:
Accrued expenses	80,760	293,134
Tenant security deposit liability	159,936	401,496
Mortgage assumed	42,203,273	30,665,374
Net cash used for acquisition of multifamily apartment communities	$(849,719)	$(20,148,140)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of September 30, 2009, the Company owned, or had an interest in, 26 multifamily apartment communities consisting of a total 6,781 apartment units.

Discussion of acquisitions for the nine months ended September 30, 2009

On February 24, 2009, the Company, through a newly formed subsidiary, BIR Glo, L.L.C. (“BIR Glo”), entered into the BIR Holland JV, LLC joint venture agreement (“JV BIR/Holland”) with Holland Glo, LLC (“Holland Glo”), an unrelated third party, to acquire 89.955% of the ownership interests in a 201 unit multifamily mid-rise apartment community in Los Angeles, California.  The purchase is consistent with the Company’s desire to acquire well located multifamily apartment communities at attractive prices.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  The Company has committed $12.21 million to JV BIR/Holland by providing two irrevocable letters of credit for the benefit of JV BIR/Holland in lieu of funding its capital obligations at closing.  The letters of credit are backed by cash which is classified as restricted cash on the balance sheet at September 30, 2009.  The purchase was subject to normal operating pro rations.  As of June 30, 2009, the purchase price allocation was final and no further adjustment is contemplated.

Under the terms of the limited liability company agreement governing JV BIR/Holland, BIR Glo owns a 90% interest and Holland Glo owns a 10% interest in JV BIR/Holland.  Affiliates of Holland Glo are entitled to perform property management services and receive fees in payment thereof.  The Company evaluated its investment in JV BIR/Holland and concluded that the investment was not a Variable Interest Entity under ASC 810-10-05 and therefore accounts for the investment under ASC 810-10-50 based on its controlling interest in the venture.

Because the sellers equity had been reduced to zero as a result of the agreed to valuation of the real estate, there was no transfer of consideration for the acquisition.

ASC 805-10-05, as defined below, requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date.  As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

Asset Acquired
Multifamily Apartment Communities	$41,602,373
Acquired in-place leases	607,893
Prepaid expense and other assets	1,083,422
Total assets acquired	$43,293,688

Liabilities Assumed:
Mortgage notes payable	$42,203,273
Accrued expenses	80,760
Tenant security deposits	159,936
Total liabilities assumed	$42,443,969

Discussion of dispositions for the nine months ended September 30, 2009

The Company did not dispose of any properties during the nine month period ended September 30, 2009.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standard Codification (“ASC”) 105-10 (“ASC 105-10” or the “Codification”), which reorganizes the accounting principles generally accepted in the United States of America (“GAAP”) hierarchy.  ASC 105-10 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing GAAP financial statements.  Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.  The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics.  ASC 105-10 is effective for interim periods ending after September 15, 2009.  The Company’s adoption of ASC 105-10 did not have any impact on its financial position and results of operations.

In December 2007, the FASB issued ASC 805-10-05, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  ASC 805-10-05 establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquired entity and goodwill acquired in a business combination.  This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted ASC 805-10-05 as of January 1, 2009, which resulted in a $1,183,299 charge to operations for transaction costs associated with the acquisition of Glo Apartments.

In May 2008, the FASB issued ASC 815-10-15, which amends and expands the disclosure requirements of ASC 815-10-05 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10-05 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815-10-15 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  ASC 815-10-05, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  The Company has assessed the impact of ASC 815-10-15 and determined that that the adoption of ASC 815-10-15 did not have a material impact on the financial position or operating results of the Company.

Effective January 1, 2009, the Company adopted ASC 810-10-65, which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary.  As a result of the Company’s adoption of this standard, amounts previously reported as minority interests in properties and minority interests in Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) on our balance sheets are now presented as noncontrolling interests in properties and noncontrolling interests in Operating Partnership within equity.  There has been no change in the measurement of this line item from amounts previously reported.

Also effective with the adoption of ASC 810-10-65, previously reported minority interests have been recharacterized on the accompanying statement of operations to noncontrolling interests and placed below net loss before arriving at net loss attributable to Parent Company.  In accordance with the guidance of ASC 810-10-65, the Company allocated losses to the noncontrolling interest in Operating Partnership of $27,230,771, which represents their share of losses.  Historically, these losses were allocated to the common shareholders.

In April 2009, the FASB issued ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10-05, when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly.  ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company elected early adoption of ASC 820-10-65 as of January 1, 2009.  The Company has assessed the impact of ASC 820-10-65 and has determined that the adoption of ASC 820-10-65 did not have a material impact on the financial position or operating results of the Company.

In April 2009, the FASB issued ASC 825-10-65 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Effective January 1, 2009, the Company adopted ASC 825-10-65, which did not have a material impact on the financial position or operating results of the Company.

In May 2009, the FASB issued ASC 855-10-05 which.is intended to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855-10-05 is effective for interim periods ending after June 15, 2009.  The Company’s adoption of ASC 855-10-05 did not have a material impact on its financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS No. 167”), which is intended to improve financial reporting by enterprises involved with variable interest entities by replacing the quantitative-based risk and rewards calculation of determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative-based approach.  This statement is effective for fiscal years beginning on or after November 15, 2009.  Early application of SFAS No. 167 is prohibited.  The Company is currently assessing the potential impact that the adoption of SFAS No. 167 may have on its financial position, results of operations or disclosure in its financial statements.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidated statements of Comprehensive Income (Loss)

For the nine months ended September 30, 2009 and 2008, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30, 2009	December 31, 2008

Land	$67,711,675	$56,100,766
Buildings, improvement and personal property	539,909,873	499,580,270

Multifamily apartment communities	607,621,548	555,681,036
Accumulated depreciation	(160,666,556)	(136,678,464)

Multifamily apartment communities, net	$446,954,992	$419,002,572

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10-05, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values.  The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10-05. The Company did not record an impairment adjustment at September 30, 2009.

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

The results of operations for the St. Marin, Westchase, Century and Westchester West properties have been restated and are presented as results from discontinued operations in the statement of operations for the three and nine months ended September 30, 2009 and 2008, respectively, pursuant to ASC 360-10-05.

The operating results of discontinued operations for the three and nine months ended September 30, 2009 and 2008 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Rental	$-	$2,621,944	$469	$10,553,035
Interest	-	494	-	5,081
Utility reimbursement	-	66,951	-	291,567
Other	10,412	130,129	10,412	436,359
Total revenue	10,412	2,819,518	10,881	11,286,042

Expenses:
Operating	8,222	505,218	59,673	2,409,446
Maintenance	93	316,839	42,207	915,981
Real estate taxes	-	209,658	-	1,208,142
General and administrative	-	36,629	69,451	308,014
Management fees	-	110,089	4	440,224
Depreciation	-	841,887	-	3,561,906
Loss on early extinguishment of debt	-	-	-	819,914
Interest	-	913,622	-	3,379,468
Total expenses	8,315	2,933,942	171,335	13,043,095

Income (loss) from discontinued operations	$2,097	$(114,424)	$(160,454)	$(1,757,053)

3.	INVESTMENT IN MULTIFAMILY VENTURE LIMITED PARTNERSHIP

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

The managing partner of BVF is an affiliate of the Company.  The Company has evaluated its investment in BVF and has concluded that its investment in BVF is a Variable Interest Entity and subject to the requirements of ASC 810-10-05.  The Company is not required to consolidate the activity of BVF as the Company has determined that it is not the primary beneficiary of the venture as defined in ASC 810-10-05.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of ASC 325-20-05, and is necessary in order for the Company to consistently meet its regulatory filing deadlines.  As of September 30, 2009 and December 31, 2008, the Company has accounted for its share of the equity in BVF operating activity through June 30, 2009 and September 30, 2008, respectively.

As of September 30, 2009, the Company has invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	June 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
ASSETS
Multifamily apartment communities, net	$1,176,375,257	$1,209,859,485
Cash and cash equivalents	23,552,464	10,135,705
Other assets	25,232,179	28,524,544
Total assets	$1,225,159,900	$1,248,519,734

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$972,766,462	$939,696,802
Revolving credit facility	38,400,000	61,900,000
Other liabilities	19,809,346	24,103,571
Noncontrolling interest	29,009,507	34,363,160
Partners’ capital	165,174,585	188,456,201
Total liabilities and partners’ capital	$1,225,159,900	$1,248,519,734

Company’s share of partners’ capital	$11,563,453	$13,193,341
Basis differential (1)	604,396	2,232,069
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership	$12,167,849	$15,425,410

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At September 30, 2009 and December 31, 2008, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $0 and $1,627,674, to BVF during the third quarter of 2009 and fourth quarter of 2008, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such impairment charges have been recognized as of September 30, 2009.

The summarized statement of operations of BVF for the three and nine months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Revenue	$36,644,790	$34,974,846	$108,662,185	$97,489,967

Expenses	(54,387,044)	(53,113,608)	(164,160,737)	(147,198,499)

Noncontrolling interest	2,791,336	2,910,918	8,966,934	6,764,119

Gain on sale of properties	-	-	-	5,578,590

Net loss attributable to investment	$(14,950,918)	$(15,227,844)	$(46,531,618)	$(37,365,823)

Equity in loss of Multifamily Venture Limited Partnership	$(1,046,676)	$(1,066,063)	$(3,257,561)	$(2,615,887)

4.                 INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts limited liability company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of the Mezzanine Loan LLC.  The Company has funded $855,000, or 60%, of its commitment as of September 30, 2009.

The Company has evaluated its investment in the Mezzanine Loan LLC and concluded that the investment, although subject to the requirements of ASC 810-10-05, will not require the Company to consolidate the activity of the Mezzanine Loan LLC as the Company has determined that it is not the primary beneficiary of the venture as defined in ASC 810-10-05.  The Company accounted for its investment in the Mezzanine Loan LLC under the equity method of accounting in accordance with the provisions of ASC 325-20-05.

During the nine months ended September 30, 2009, the Company recognized income related to its investment in the Mezzanine Loan LLC.  The income represents interest accrued on the Company’s investment and totaled $127,899.  The income increased the Company’s carrying value of the investment prior to the write-down.

During the nine months ended September 30, 2009, the Company recognized impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in the Mezzanine Loan LLC.  In accordance with ASC 325-20-05, a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized.  Unlike ASC 360-10-05, potential impairments under ASC 325-20-05 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions.  As a result, the Company recognized non-cash impairment charges of $1,075,192 on its investment in the Mezzanine Loan LLC.  The carrying value of the Company’s investment in the Mezzanine Loan LLC was $0 at September 30, 2009.

During the three months ended June 30, 2009, the developer of the property securing the Mezzanine Loan LLC’s investment suffered financial problems related to other projects it is working on.  As a result of these issues, the managing member of the Mezzanine Loan LLC (the “Managing Member”) is currently in negotiations with another developer to take over the project.  The Managing Member is also attempting to extend the maturity date of the underlying first mortgage on the real estate in conjunction with the hiring of the new developer.  As of September 30, 2009 and as of the date of this filing, negotiations are still underway and resolution is expected in the fourth quarter of 2009.  Because of the uncertainty at June 30, 2009, management believed it appropriate to write off the remainder of its investment at that time.  Activities during the three months ended September 30, 2009 were also written off as of September 30, 2009.  In the event the negotiations are successful, the Company will likely be required to fund the remainder of its capital obligations, $570,000, in order to participate in any future profits of the investment as well as to have the chance to recover some or all of its original investment.

5.                 MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan are being used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of seven years, including a two year construction period and five years of permanent financing.  The loan is a mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  During the nine months ended September 30, 2009, the Company received proceeds pursuant to the loan of $3,420,605.  The Company expects to draw the remainder of the construction loan during the fourth quarter of 2009.

On January 30, 2009, the Company closed on $5,181,000 of fixed rate supplemental mortgage debt on the Berkshires of Columbia property.  The loan is a non-recourse third mortgage note secured by the property with a fixed interest rate of 6.37%.  The loan matures on October 1, 2014.

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of September 30, 2009, the interest rate is 1.66%.  In accordance with ASC 805-10-05, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  These principal reduction payments due in 2010 are backed by cash secured irrevocable letters of credit of corresponding amounts.  The cash is reflected as restricted cash on the balance sheet as of September 30, 2009.

On February 26, 2009, the Company, through its wholly owned subsidiary, BIR Laurel Woods Limited Partnership, executed a non-recourse second mortgage note on the Laurel Woods Apartment for $1,900,000, which is secured by the related property.  The note has a fixed interest rate of 7.14% and matures on October 1, 2015.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value will be considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $491,184,000 and $416,730,000 at September 30, 2009 and December 31, 2008, respectively.

6.                 REVOLVING CREDIT FACILITY – AFFILIATE

The Company has a $20,000,000 revolving credit facility commitment with an affiliate of the Company.  The credit facility is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment.

During the nine months ended September 30, 2009 and 2008, the Company borrowed $0 and $15,000,000, respectively, under the facility related to the acquisition activities of the Company and repaid advances of $0 and $5,000,000 during the same periods.  There were no borrowings outstanding as of September 30, 2009 and December 31, 2008 under the facility.  The Company incurred interest and fees of $0 and $51,615 related to the facility during the nine months ended September 30, 2009 and 2008, respectively.

7.                 EQUITY

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the nine months ended September 30, 2009 and 2008, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,589 and $5,025,539, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2009 and December 31, 2008.

During the nine months ended September 30, 2009 and 2008, the Company’s aggregate distributions and dividends to common general and common limited partners and Class B stockholders totaled $0 and $13,000,000, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.                 EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net loss from continuing operations	$(6,145,865)	$(5,850,355)	$(22,984,945)	$(16,935,349)
Add:Loss attributable to noncontrolling interest in properties	26,899	-	273,465	-
Loss attributable to noncontrolling interest in Operating Partnership	7,605,835	-	27,230,771	-
Less:Preferred dividends	(1,675,197)	(1,675,143)	(5,025,589)	(5,025,539)
Income attributable to noncontrolling interest in properties	-	(204,270)	-	(598,302)
Income attributable to noncontrolling interest in Operating Partnership	-	(976,100)	-	(12,689,300)
Net loss from continuing operations available to common shareholders	$(188,328)	$(8,705,868)	$(506,298)	$(35,248,490)

Discontinued operations	$2,097	$(110,833)	$(160,454)	$25,278,436

Net loss available to common shareholders	$(186,231)	$(8,816,701)	$(666,752)	$(9,970,054)

Net loss from continuing operations attributable to Parent Company per common share available to common shareholders, basic and diluted	$(0.13)	$(6.19)	$(0.36)	$(25.07)
Net income (loss) from discontinued operations attributable to Parent Company per common share available to common shareholders, basic and diluted	(0.00)	(0.08)	(0.11)	17.98
Net loss attributable to Parent Company per common share, basic and diluted	$(0.13)	$(6.27)	$(0.47)	$(7.09)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

For the nine months ended September 30, 2009 and 2008, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company entered into two irrevocable letters of credit arrangements with a bank in relation to the JV BIR/Holland transaction.  The irrevocable letters of credit were a requirement of the lender, who issued the debt secured by the property substantially owned by JV BIR/Holland, in order for the new ownership structure contemplated by the transaction to move forward.  The irrevocable letters of credit are in place as a guarantee for two separate principal reduction payments of $9,500,000 originally due in 2009 and $2,710,000 due in 2010.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount due in 2009 of $9,500,000 to March 15, 2010.  The letters of credit are backed by cash segregated in accounts maintained at the bank.  The cash is reflected as restricted cash on the balance sheet of the Company as of September 30, 2009.

The Company entered into an irrevocable letter of credit arrangement with a bank in relation to an appeal of a judgment rendered by a court pursuant to an ongoing lawsuit.  The irrevocable letter of credit backed an appeal bond in the amount of $800,000 which was in place as a guarantee of payment of the outstanding damages awarded by the lower court.  In July 2009, the court ruled against the Company on its appeal and upheld the lower court judgment.  The Company used operating cash to settle the judgment of $774,292 and legal fees, costs and interest of approximately $163,700.  The Company cancelled the letter of credit at which time the segregated cash on deposit with the bank was released and returned to operating cash.

10.                 DERIVATIVE FINANCIAL INSTRUMENTS

ASC 815-10-15 amends and expands the disclosure requirements of ASC 815-10-05 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10-05 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815-10-15 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  ASC 815-10-05, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by ASC 815-10-05, derivatives are recorded on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

During the nine months ended September 30, 2009, we acquired an interest rate cap through our investment in JV BIR/Holland.  The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt.  The Company assessed the fair value of the derivative instrument, which reflects the estimated amount the Company would receive, or pay, for the same instrument in a current exchange at the reporting date.  The valuation considers, among other things, interest rates at the time of the valuation, credit worthiness and risk of non performance of the counterparties considered in the valuation transaction.  The resulting fair value of the derivative interest rate cap contract was deemed to be immaterial and no adjustment was made to reflect the fair value of the derivative instrument at September 30, 2009.

11.                 RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Property management fees	$756,668	$787,621	$2,263,611	$2,440,855
Expense reimbursements	50,226	48,975	150,678	146,925
Salary reimbursements	2,234,748	2,152,324	6,846,839	6,723,247
Asset management fees	412,315	418,360	1,236,943	1,255,081
Acquisition fees	-	500,000	427,500	500,000
Construction management fees	142,660	141,423	346,690	360,428
Development fees	43,500	127,000	202,500	381,000
Interest on revolving credit facility	-	29,128	-	51,615

Total	$3,640,117	$4,204,831	$11,474,761	$11,859,151

Amounts due to affiliates of $2,117,453 and $2,291,250 are included in “Due to affiliates, net” at September 30, 2009 and December 31, 2008, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due to affiliates of $5,499,922 and $2,920,573 are included in “Due to affiliates, net” at September 30, 2009 and December 31, 2008, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $3,382,469 and $629,323 are included in “Due to affiliates, net” at September 30, 2009 and December 31, 2008, respectively, in the accompanying Consolidated Balance Sheets and represent intercompany development fees and related party reimbursements.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income.

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

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company paid a fee on the acquisition of the Glo Apartments.  Pursuant to the Company’s adoption of ASC 805-10-05 as of January 1, 2009, the acquisition fee was charged to operating expenses for the nine months ended September 30, 2009.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $346,690 and $360,428 in construction management fees for the nine months ended September 30, 2009 and 2008, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of September 30, 2009, the Company has completed the development of the Arboretum Land development project and has incurred fees totaling $202,500 in the nine months ended September 30, 2009.  The Company has incurred $381,000 of development fees on the same project in the nine-month period ended September 30, 2008.  The fees, all of which were related to the development phase, were based on the project’s development/construction costs.  As of September 30, 2009 and December 31, 2008, $202,500 and $0, remained payable related to the project respectively.

During the nine months ended September 30, 2009 and 2008, the Company borrowed $0 and $15,000,000, respectively, related to the acquisition activities of the Company and repaid advances of $0 and $5,000,000, respectively, during the same periods.  There were no borrowings outstanding as of September 30, 2009 and December 31, 2008 under the facility.  The Company incurred interest and fees of $0 and $51,615 related to the facility during the nine months ended September 30, 2009 and 2008, respectively.

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

In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  The judgment did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them the amount of $774,292 for costs and damages.  The Company appealed the lower court decision and as a condition of the appeals process, the Company was required to post an appeal bond with the court, which was backed by an irrevocable letter of credit.  In July, 2009, the appeal court ruled against the Company on its appeal and upheld the lower court judgment.  The Company used operating cash to pay the judgment of $774,292 and legal fees, costs and interest of approximately $163,700.  The Company cancelled the letter of credit at which time the segregated cash backing the irrevocable letter of credit was released and returned to operating cash.

The Company and our properties are not subject to any other material pending legal proceedings.

13.                 SUBSEQUENT EVENTS

On October 11, 2009, a loan secured by one of the Company’s properties in the amount of $15,720,000 was due to mature.  A 30-day extension was granted by the lender to extend the maturity date to November 10, 2009.

On November 9, 2009, the Company borrowed $15,720,000 under the revolving credit facility available from an affiliate of the Company to pay down the loan maturing on November 10, 2009.

On November 10, 2009, the Company repaid a matured loan that was due and payable in full in the amount of $15,720,000 from borrowings received pursuant to the previously mentioned advance under the revolving credit facility.
On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board of Directors approved an amendment to the Advisory Services Agreement (the "Amendment") with Berkshire Property Advisors, LLC (the “Advisor”), which is an affiliate of the Company.   The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which will be based on the increase in value of the Company over a base value to be established as of December 31, 2009 (“Base Value”).  The Amendment, which will become effective as of January 1, 2010, requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  The Incentive Advisory Fee is variable and generally to the extent the value of the Company decreases, the accrued Incentive Advisory Fee would be reduced accordingly.  Like the Asset Management Fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due.

At inception of the plan, January 1, 2010, the liability pursuant to the Amendment will be zero, and any future liability will be based upon the increase in value of the Company over the Base Value. The Advisor has established an incentive compensation plan for its key employees.  Any future accrued liability under this plan will be equal to the accrued liability of the Incentive Advisory Fees payable from the Company to the Advisor.  Payments under the incentive compensation plan are required to be made when vested plan participants leave their employment with the Advisor and under certain other limited circumstances.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.

Subsequent events have been evaluated through November 16, 2009, the date these financial statements were issued.

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

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As of November 16, 2009, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine months ended September 30, 2009 included the following:

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

ASC 805-10-05 requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date.  As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

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

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2009 and December 31, 2008, the Company had $10,660,889 and $24,227,615 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Cash provided by operating activities	$389,207	$4,924,838	$4,518,540	$9,478,707
Cash (used in) provided by investing activities	(1,203,895)	(29,697,990)	(21,648,470)	3,432,533
Cash (used in) provided by financing activities	(2,681,462)	5,876,767	3,563,204	(27,086,950)

During the nine months ended September 30, 2009, cash decreased by $13,566,726.  The overall decrease was due primarily to transfers of $12,621,013 to restricted cash, while capital expenditures of $11,275,233 were offset by borrowings on mortgage notes payable of $10,501,605.  Additionally, the Company paid its regular quarterly distributions to its preferred shareholders in the amount of $5,025,589.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF II, and debt repayment.

 The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities, advances from the revolving credit facility, and cash distributions from its investments, including the Company’s investments in the Multifamily Venture Limited Partnership. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.  Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that prolonged interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of September 30, 2009, approximately $36,267,000 of principal, or 7.5% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During that period, $15,720,000 is due to mature and be repaid in full in 2009 and $12,210,000 is due to mature and be repaid in full in 2010.  Refer to the “Subsequent Events” on page 18 of “Notes to Consolidated Financial Statements” for further discussion.  All other payments of principal are regular monthly payments in accordance with the loans amortization schedule.  Refer to the “Debt Maturity Summary” schedule on page 32 of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies.

The Company has set aside $12,210,000 in restricted cash to pay for the mortgages related to the Glo Apartments that were originally due to mature in 2009 and 2010 for $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  Additionally, a loan that was secured by one of the Company’s properties in the amount of $15,720,000 was due to mature in October 2009.  A 30-day extension was granted by the lender to extend the maturity date to November 2009.  The loan was repaid in full subsequent to September 30, 2009 using proceeds from borrowings under the revolving credit facility available from an affiliate.  Refer to the “Subsequent Events” on page 18 of “Notes to Consolidated Financial Statements” for further discussion.

As of September 30, 2009, the Company has fixed interest rate mortgage financing on all of the properties in the portfolio with the exception of Glo Apartments, which has a variable interest rate mortgage that is capped at 6% through 2013.  The fixed interest rate mortgage financing also includes a fixed rate construction to permanent mortgage on the Arboretum Land Development project that was completed in the quarter ended September 30, 2009.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  As of September 30, 2009, the Company has no borrowings outstanding on the revolving credit facility.

Capital Expenditures

The Company incurred $8,877,221 and $3,566,961 in recurring capital expenditures during the nine months ended September 30, 2009 and 2008, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $2,398,012 and $15,588,888 in renovation and development related capital expenditures during the nine months ended September 30, 2009 and 2008, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of September 30, 2009, the exterior improvements have been completed and the interior portion of the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, for 374 of the 375 units had been completed, of which 373 units of those completed units have been leased.  Project costs to date approximate $5,250,000 of the total current estimated costs of $5,332,000.

In December 2007, the Company authorized the renovation of the Hampton House property, a 215 unit high-rise building. Approximately $4,450,000 has been budgeted for 2009 for interior and exterior improvements.  Exterior improvements include replacement of windows, sliding doors and balcony railings and interior improvements include updates to apartment units including rehabilitation of the kitchens, bathrooms, lighting and fixtures and updates to common areas and systems, including the lobby, hallways and updates to the buildings central systems.  As of September 30, 2009, the interior renovations of the lobby and amenities are complete.  Additionally, 93 of the 199 residential units, or 47%, have been renovated and 89 of the renovated units have been leased as of September 30, 2009.  The exterior improvements have been completed as of September 30, 2009.

The Company has completed the development of one of the two parcels of vacant land that it owns.  The property, known as the Reserves at Arboretum, was approved as of November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The total project cost was estimated at $17,000,000.  As of September 30, 2009, the project costs incurred were approximately $16,881,000 and within budget.  Interest costs were capitalized on the development projects until construction was substantially complete.  There was $152,188 and $222,404 of interest capitalized in the nine months ended September 30, 2009 and 2008, respectively.  No development plans are currently in the works for the other vacant parcel.

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

The Company’s capital budgets for 2009 anticipate spending approximately $9,620,000 for ongoing rehabilitation, including the Hampton House project and development of current portfolio properties, including the Silver Hills Apartments, Executive House, Standard at the Lenox Park and the Arboretum Land development project during the year.  As of September 30, 2009, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the nine months ended September 30, 2009

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

Discussion of dispositions for the nine months ended September 30, 2009

The Company did not dispose of any properties during the nine month period ended September 30, 2009.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the nine months ended September 30, 2009 and 2008, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,589 and $5,025,539, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2009 and December 31, 2008.

During the nine months ended September 30, 2009 and 2008, the Company’s aggregate distributions and dividends to common general and common limited partners and Class B common stockholders totaled $0 and $13,000,000, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the nine months ended September 30, 2009, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through September 30, 2009, was increased by the purchase of one property – Glo Apartments in Los Angeles, California.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the nine-month period ended September 30, 2009, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the nine months ended September 30, 2009 and 2008 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three-month period ended September 30, 2009 and 2008, net (loss) was $(6,143,768) and $(5,961,188), respectively.  For the nine-month period ended September 30, 2009 and 2008, net (loss) income was $(23,145,399) and $8,343,087, respectively.  A reconciliation of the Company’s NOI to net loss for the three- and nine-month period September 30, 2009 and 2008 is presented as part of the following tables.

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2008 and owned through September 30, 2009.

	Same Property Portfolio Three months ended September 30,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$16,442,688	$16,270,928	$171,760	1.06%
Interest, utility reimbursement and other	1,237,891	1,005,268	232,623	23.14%
Total revenue	17,680,579	17,276,196	404,383	2.34%

Operating Expenses:
Operating	4,112,483	4,178,739	(66,256)	(1.59)%
Maintenance	1,260,262	1,251,009	9,253	0.74%
Real estate taxes	1,921,162	2,035,149	(113,987)	(5.60)%
General and administrative	479,070	383,820	95,250	24.82%
Management fees	690,358	677,532	12,826	1.89%
Total operating expenses	8,463,335	8,526,249	(62,914)	(0.74)%

Net Operating Income	9,217,244	8,749,947	467,297	5.34%

Non-operating expenses:
Depreciation	6,938,566	6,945,769	(7,203)	(0.10)%
Interest	5,965,117	5,653,135	311,982	5.52%
Amortization of acquired in-place leases and tenant relationships	-	38,106	(38,106)	(100.00)%
Total non-operating expenses	12,903,683	12,637,010	266,673	2.11%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(3,686,439)	(3,887,063)	200,624	5.16%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(3,686,439)	$(3,887,063)	$200,624	5.16%

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

	Total Property Portfolio Three months ended September 30,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,978,189	$16,329,406	$2,648,783	16.22%
Interest, utility reimbursement and other	1,469,132	1,130,357	338,775	29.97%
Total revenue	20,447,321	17,459,763	2,987,558	17.11%

Operating Expenses:
Operating	4,941,356	4,357,738	583,618	13.39%
Maintenance	1,358,994	1,253,946	105,048	8.38%
Real estate taxes	2,133,677	2,050,884	82,793	4.04%
General and administrative	990,714	812,956	177,758	21.87%
Management fees	1,194,141	1,095,892	98,249	8.97%
Total operating expenses	10,618,882	9,571,416	1,047,466	10.94%

Net Operating Income	9,828,439	7,888,347	1,940,092	24.59%

Non-operating expenses:
Depreciation	8,081,318	6,945,770	1,135,548	16.35%
Interest	6,732,894	5,640,983	1,091,911	19.36%
Amortization of acquired in-place leases and tenant relationships	113,416	128,987	(15,571)	(12.07)%
Total non-operating expenses	14,927,628	12,715,740	2,211,888	17.39%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,099,189)	(4,827,393)	(271,796)	(5.63)%

Equity in loss of Multifamily Venture Limited Partnership	(1,046,676)	(1,066,063)	19,387	1.82%

Equity in (loss) income of Mezzanine Loan Limited Liability Company	-	43,101	(43,101)	(100.00)%

Discontinued operations	2,097	(110,833)	112,930	101.89%

Net loss	$(6,143,768)	$(5,961,188)	$(182,580)	(3.06)%

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended September 30, 2009 in comparison to the similar period of 2008.  The increase is mainly attributable to increased occupancy as a result of the completion of the utility conversion at the Seasons of Laurel property where turnover and vacancies have been reduced and the completion and availability of renovated units destroyed by a fire at County Place II and a hurricane at Walden Pond.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008.  Increase in utility reimbursement is mainly due to successful increases in usage of bill back programs to tenants.  Other revenues increased as a result of revenues from the fees charged to tenants and potential tenants, including late fees, cable, laundry, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses decreased in the quarter ended September 30, 2009 as compared to the same period of 2008.  Savings in utilities, including electricity and gas were offset by an increase in property insurance.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment units.  The changes to the infrastructure were completed in the fourth quarter of 2008 with the related direct billing to tenants reaching full implementation in early 2009.  As a result of the individual apartments units being migrated to a direct tenant billing, the Company has realized a reduction in electricity expense at Seasons and anticipates the reductions and related comparative savings to continue going forward.   Due to its property insurance coverage renewal in April 2009, the Company anticipates an increase in property insurance expenses for the remainder of the year.

Maintenance

Maintenance expense increased slightly in the three months ended September 30, 2009 as compared to the same period of 2008, mainly due to higher recurring and non-recurring operating costs in activities such as exterminating, landscaping, plumbing and cleaning.  The higher expenses were partially offset by a reduction in spending related to the repair of units destroyed by a fire at Country Place II in 2008.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the three months ended September 30, 2009 from the comparable period of 2008.  The decrease is mainly due to a 2008 payment that was made regarding a prior year liability for a property that was split into two separate parcel billings and was not received and paid until the third quarter of 2008.  This one-time adjustment was partially offset by the continued escalation of assessed property valuations for properties in the Same Property Portfolio including properties located in Maryland, Texas and Georgia.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the three-month period ended September 30, 2009 compared to 2008.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended September 30, 2009 compared to the same period of 2008 based on increased levels of revenue of the Same Property Portfolio.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased slightly for the three months ended September 30, 2009 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Standard of Lenox and Hampton House properties, and the development of the Arboretum Land known as The Reserves at Arboretum, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three months ended September 30, 2009 increased over the comparable period of 2008.  The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan.  The majority of the increase is due to the pay off of the Briarwood loan balance of $8,600,333 at maturity in April 2008 and a new loan on the same property that was obtained in October 2008, in addition to new mortgage loans on Berkshires of Columbia and BIR Laurel Woods properties that were closed in the first quarter of 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the three months ended September 30, 2009 as compared to the same period in 2008.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the three-month period ended September 30, 2009.

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008
(Total Property Portfolio)

In general, increases in revenues, operating expenses and non-operating expenses and the related losses of the Total Property Portfolio for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as the net number of properties owned remained consistent as two properties were sold in 2008 and 2 properties were acquired or developed during 2009.   Also, an increase in the level of mortgage and revolving credit debt outstanding during the comparative periods contributed to the expense increase.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

	Same Property Portfolio Nine months ended September 30,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$49,004,386	$47,963,016	$1,041,370	2.17%
Interest, utility reimbursement and other	3,330,944	3,109,081	221,863	7.14%
Total revenue	52,335,330	51,072,097	1,263,233	2.47%

Operating Expenses:
Operating	12,546,169	12,519,868	26,301	0.21%
Maintenance	3,353,450	3,960,032	(606,582)	(15.32)%
Real estate taxes	5,670,418	5,474,969	195,449	3.57%
General and administrative	1,204,550	1,131,968	72,582	6.41%
Management fees	2,068,661	1,991,769	76,892	3.86%
Total operating expenses	24,843,248	25,078,606	(235,358)	(0.94)%

Net Operating Income	27,492,082	25,993,491	1,498,591	5.77%

Non-operating expenses:
Depreciation	21,036,221	20,798,983	237,238	1.14%
Interest	17,771,518	17,112,609	658,909	3.85%
Amortization of acquired in-place leases and tenant relationships	19,473	154,587	(135,114)	(87.40)%
Total non-operating expenses	38,827,212	38,066,179	761,033	2.00%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(11,335,130)	(12,072,688)	737,558	6.11%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(11,335,130)	$(12,072,688)	$737,558	6.11%

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

	Total Property Portfolio Nine months ended September 30,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$55,152,551	$47,991,601	$7,160,950	14.92%
Interest, utility reimbursement and other	3,966,585	3,547,077	419,508	11.83%
Total revenue	59,119,136	51,538,678	7,580,458	14.71%

Operating Expenses:
Operating	14,944,595	13,122,757	1,821,838	13.88%
Maintenance	3,643,027	3,600,259	42,768	1.19%
Real estate taxes	6,651,627	5,648,965	1,002,662	17.75%
General and administrative	4,576,468	2,198,568	2,377,900	108.16%
Management fees	3,557,237	3,255,711	301,526	9.26%
Total operating expenses	33,372,954	27,826,260	5,546,694	19.93%

Net Operating Income	25,746,182	23,712,418	2,033,764	8.58%

Non-operating expenses:
Depreciation	24,083,677	20,798,984	3,284,693	15.79%
Interest	19,684,864	17,036,620	2,648,244	15.54%
Amortization of acquired in-place leases and tenant relationships	757,732	245,468	512,264	208.69%
Total non-operating expenses	44,526,273	38,081,072	6,445,201	16.92%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(18,780,091)	(14,368,654)	(4,411,437)	(30.70)%

Equity in loss of Multifamily Venture Limited Partnership	(3,257,561)	(2,615,887)	(641,674)	(24.53)%

Equity in (loss) income of Mezzanine Loan Limited Liability Company	(947,293)	49,192	(996,485)	(2,025.71)%

Discontinued operations	(160,454)	25,278,436	(25,438,890)	(100.63)%

Net income (loss)	$(23,145,399)	$8,343,087	$(31,488,486)	(377.42)%

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the nine-month period ended September 30, 2009 in comparison to the similar period of 2008.  The increase is mainly attributable to increased occupancy as a result of the completion of the utility conversion at the Seasons of Laurel property where turnover and vacancies have been reduced and the completion and availability of renovated units destroyed by a fire at County Place II and a hurricane at Walden Pond.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008.  Increase in utility reimbursement is mainly due to successful increases in usage of bill back programs to tenants.  Other revenues increased as a result of revenues from the fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses increased in the nine months ended September 30, 2009 as compared to the same period of 2008.  The increase is mainly due to higher property insurance expenses as a result of the Company’s property insurance coverage renewal in April 2009 offset by savings in utilities, including electricity and water and sewer.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment units.  The changes to the infrastructure were completed in the fourth quarter of 2008 with the related direct billing to tenants reaching full implementation in early 2009.  As a result of the individual apartments units being migrated to a direct tenant billing, the Company has realized a reduction in electricity expense at Season’s and anticipates the reductions and related comparative savings to continue going forward.   Due to its property insurance coverage renewal, the Company anticipates an increase in property insurance expenses for the remainder of the year.

Maintenance

Maintenance expense decreased in the nine months ended September 30, 2009 as compared to the same period of 2008, due mainly to increased occupancy from 2008 to 2009 across the portfolio, but more specifically at the Seasons of Laurel, resulting in less turnover related expenses.  The Company has focused on maintaining high occupancy levels through the recent challenging economic conditions and as a result has seen a reduction of expenses normally associated with turning over the units to new tenants.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.  During the comparative periods, maintenance items of a non-recurring or annual nature have been carefully considered and in some cases delayed or eliminated in an effort to bolster operating results.

Real Estate Taxes

Real estate taxes increased for the nine months ended September 30, 2009 from the comparable period of 2008.  The increase is due mainly to the continued escalation of assessed property valuations for properties in the Same Property Portfolio including properties located in Maryland, Texas and Georgia.   The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the nine-month period ended September 30, 2009 compared to 2008.  The increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio.

Management Fees

Management fees of the Same Property Portfolio increased for the nine months ended September 30, 2009 compared to the same period of 2008 based on increased levels of revenue of the Same Property Portfolio.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the nine months ended September 30, 2009 as compared to the same period of the prior year.  The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Standard of Lenox and Hampton House properties, and the development of the Arboretum Land known as The Reserves at Arboretum, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the nine months ended September 30, 2009 increased over the comparable period of 2008.  The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan.  The majority of the increase is due to the pay off of the Briarwood loan balance of $8,600,333 at maturity in April 2008 and a new loan on the same property that was obtained in October 2008, in addition to new mortgage loans on Berkshires of Columbia and BIR Laurel Woods properties that were closed in the first quarter of 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the nine-month period ended September 30, 2009 as compared to the same period in 2008.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12 month period which did not extend into the nine-month period ended September 30, 2009.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008
(Total Property Portfolio)

In general, increases in revenues, operating expenses and non-operating expenses and the related losses of the Total Property Portfolio for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as the net number of properties owned remained consistent as two properties were sold in 2008 and 2 properties were acquired or developed during 2009.  Also, an increase in the level of mortgage and revolving credit debt outstanding during the comparative periods contributed to the expense increase.  General  and administrative expenses for the nine months ended September 30, 2009 include costs associated with the acquisition of the Glo property expensed pursuant to the guidance of ASC 805-10-05 adopted by the Company on January 1, 2009 and costs paid for the judgment in the Lakeridge legal matter.

Debt to Fair Value of Real Estate Assets

The Company’s total debt summary and debt maturity schedule, as of September 30, 2009, is as follows:

Debt Summary
	Balance	Weighted Average Rate

Collateralized – Fixed Rate Debt	$440,166,690	5.68%
Collateralized – Variable Rate Debt	42,203,273	1.66%
Total - Collateralized Debt	$482,369,963

Debt Maturity Summary
Year	Balance	% of Total

2009	$16,446,887	3.41%
2010	15,685,531	3.25%
2011	4,135,018	0.86%
2012	9,272,556	1.92%
2013	61,404,882	12.73%
Thereafter	375,425,089	77.83%
Total	$482,369,963	100.00%

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of September 30, 2009 and December 31, 2008 is presented in the following table.  Fair value of real estate assets is based on management’s best estimate of fair value for properties purchased in prior years or purchase price for properties acquired within the current year.  As with any estimate, management’s estimate of the fair value of properties purchased in prior years represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.  The following information is presented in lieu of information regarding the Company’s “Debt-to-Total Market Capitalization Ratio”, which is a commonly used measure in our industry, because the Company’s market capitalization is not readily determinable since there was no public market for its common equity during the periods presented in this report.

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

“Fair Value of Real Estate Assets” is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $446,954,992 and $419,002,572 at September 30, 2009 and December 31, 2008, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation.

The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of September 30, 2009 and December 31, 2008.

Debt-to-Fair Value of Real Estate Assets as of
	September 30, 2009	December 31, 2008

Net book value of multifamily apartment communities	$446,954,992	$419,002,572
Accumulated depreciation	160,666,556	136,678,464
Historical cost	607,621,548	555,681,036
Increase in fair value over historical cost	51,640,452	60,205,964
Fair Value – estimated	$659,262,000	$615,887,000

Mortgage Debt	$482,369,963	$432,013,999

Debt-to-Fair Value of Real Estate Assets	73.17%	70.15%

The Debt-to-Fair Value of Real Estate Assets includes the outstanding borrowings under the Company’s revolving credit facility, which were $0 at September 30, 2009 and December 31, 2008.  The revolving credit facility contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of this covenant, we would be unable to draw advances from our line, which could have a material impact on the Company’s ability to meet its short-term liquidity requirements.  Further, if the Company were unable to draw on its revolving credit facility, the Company may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on its results of operations and cash flows.  As of September 30, 2009 and December 31, 2008, the Company was in compliance with the covenants of the revolving credit facility.  Fair value of the real estate assets is based on management’s most current valuation of properties, which was made for all properties owned at December 31, 2008, acquisition cost of properties acquired subsequent to December 31, 2008, if any, and sales price of assets under contract of sale as of September 30, 2009.

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

The following table presents a reconciliation of net income (loss) to FFO for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(6,143,768)	$(5,961,188)	$(23,145,399)	$8,343,087
Add:
Depreciation of real property	7,077,324	6,745,306	21,089,283	20,022,211
Depreciation of real property included in results of discontinued operations	-	-	-	797,039
Amortization of acquired in-place leases and tenant relationships	113,416	128,987	757,732	245,468
Equity in loss of Multifamily Venture Limited Partnership	1,046,676	1,066,063	3,257,561	2,615,887
Funds from operations of Multifamily Venture Limited Partnership	299,612	275,457	752,287	1,043,066

Less:
Noncontrolling interest in properties share of funds from operations	(241,899)	(179,567)	(587,854)	(620,237)
Gain on disposition of real estate assets	-	(3,591)	-	(27,035,489)

Funds from Operations	$2,151,361	$2,071,467	$2,123,610	$5,411,032

FFO for the nine months ended September 30, 2009 decreased as compared to FFO for the nine-month period ended September 30, 2008.  The decrease in FFO is due primarily to changes in the accounting for transaction costs under ASC 805-10-05 and the write-off of the Company’s investment in the Mezzanine Loan LLC in the amount of $1,075,192.  ASC 805-10-05 requires that costs associated with acquisition transactions be expensed in the period incurred.  Prior to the implementation of ASC 805-10-05, transaction costs were capitalized and included in the depreciable basis of acquired properties.  Transaction costs for the acquisition of Glo Apartments total approximately $1,183,299, which were included in General and Administrative expense on the Consolidated Statement of Operations.  Additionally, payment of the judgment related to a matter ruled against the Company on appeal, of approximately $747,992, also contributed to the decrease in FFO in the comparable nine month periods.

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

The United States is currently in the midst of what has been characterized as one of the worst recessions since the 1930’s.  Unemployment has risen to nearly 10% while single family home prices have dropped leaving many homeowners with homes worth less than their mortgage balances and on the brink of foreclosure.  The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company, however, recognizes that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate have remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or increasing unemployment rates could have a negative impact on both occupancy and rent levels.  Creditworthy borrowers in the multifamily sector have continued to be able to access capital through Fannie Mae and Freddie Mac through 2008 and into 2009 at attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.  While the Company believes that 2009 continues to be a challenging year, with increased competition for price conscious residents, the possibility for continued tight credit markets and illiquidity in the transaction markets, we feel that many of our previous assumptions about future trends will be delayed for a period of time.  The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity.  In many cases, the current economic climate has delayed many would be residents from entering the rental market and instead choosing to remain at home or to share rental units instead of renting their own space.  This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms.  The Company’s properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development.  The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s mortgage notes are primarily fixed rate instruments; therefore, the Company’s outstanding mortgage debt is not sensitive to changes in the capital market except upon maturity.  The Company’s revolving credit facility is a variable rate arrangement tied to LIBOR and is therefore sensitive to changes in the capital market.  The table below provides information about the Company’s financial instruments, specifically debt obligations.

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of September 30, 2009.

	2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt	$16,446,887	$3,475,531	$4,135,018	$8,624,619	$60,615,478	$346,869,157	$440,166,690

Average Interest Rate	5.21%	5.29%	5.40%	5.69%	5.06%	5.82%	5.68%

	2009	2010	2011	2012	2013	Thereafter	Total

Variable Rate Debt	$-	$12,210,000	$-	$647,937	$789,404	$28,555,932	$42,203,273

Average Interest Rate	-	1.66%	-	1.66%	1.66%	1.66%	1.66%

The level of market interest rate risk remained relatively consistent from December 31, 2008 to September 30, 2009.  As of September 30, 2009, $42,203,273 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The variable interest rate on the debt was 1.66% at September 30, 2009.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  The judgment did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them the amount of $774,292 for costs and damages.  The Company appealed the lower court decision and as a condition of the appeals process, the Company was required to post an appeal bond with the court, which was backed by an irrevocable letter of credit.  In July, 2009, the appeal court ruled against the Company on its appeal and upheld the lower court judgment.  The Company used operating cash to pay the judgment of $774,292 and legal fees, costs and interest of approximately $163,700.  The Company cancelled the letter of credit at which time the segregated cash backing the irrevocable letter of credit was released and returned to operating cash.

The Company and our properties are not subject to any other material pending legal proceedings.

Item 1A.                 RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2008 as filed with the SEC on March 31, 2009.  As of September 30, 2009, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
November 16, 2009	/s/ David C. Quade
David C. Quade
President, Chief Financial Officer and
Principal Executive Officer

November 16, 2009	/s/ Christopher M. Nichols
Christopher M. Nichols
Vice President and Principal Accounting Officer