Form 10-K
BERKSHIRE INCOME REALTY INC
filed 2010-03-31
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 001-31659

Berkshire Income Realty, Inc.

State of Incorporation – Maryland
Internal Revenue Service – Employer Identification No. 32-0024337
One Beacon Street, Boston, Massachusetts 02108
(617) 523-7722

Securities registered pursuant to Section 12(b) of the Act:  Yes
Title of Class	Name of each exchange on which registered
Series A 9% Cumulative Redeemable Preferred Stock	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     ☐                  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    ☐                   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒                     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒                   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Non-accelerated filer ☒
Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☒                   No  ☐

Aggregate market value of voting and non-voting common equity held by non-affiliates:   Not applicable.

There were 1,406,196 shares of Class B common stock outstanding as of March 31, 2010.

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

As used herein, the terms “we”, “us”, “BIR” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors (“Board”) oversight.  Refer to Part III, Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 12 – Related Party Transactions of this Form 10-K for additional information about the Advisor.

PART I

ITEM 1.                      BUSINESS

Executive Summary

During 2009, BIR continued to manage its property holdings with a focus of maximizing operating revenues and minimizing operating expenses in an effort to maximize cash flows of the portfolio.  The capital and credit markets have had a restrictive effect on the number of transactions taking place in the real estate industry and even though the Company continued to consider acquisition and disposition opportunities as they presented themselves, only one acquisition was completed during 2009. Glo Apartments (“Glo”), a Class A mid-rise development in Los Angeles, California was acquired in a joint venture of which the Company owns approximately 90%.  Glo was acquired for $47,500,000 and the transaction included the assumption of debt on the property, which also totaled $47,500,000.  Additionally, due to changes in the structure of the Leggat McCall Hingham Mezzanine Loan LLC, (the “Mezzanine Loan LLC”) the Company decided to distribute its investment in the Mezzanine Loan LLC to KRF Company, L.L.C. (“KRF Company”), an affiliate of the Company, the majority common interest holder of Berkshire Income Realty – OP, L.P. (the “Operating Partnership”) to avoid any potential negative implications on the Company’s status as a REIT.

During 2009 the Company continued to implement its ongoing strategy of assessing its mortgage debt to aggressively finance, refinance and add supplemental debt to its portfolio to help minimize the effects of rising mortgage interest rates and maximize the cash available for capital investments.  While the capital and credit markets continue to provide challenges, the Company has been successful in obtaining two supplemental loans, with favorable terms, totaling $7,081,000, drawing approximately $12,435,000 on a construction loan available for a development project and assumed primary and supplemental debt totaling $47,500,000 as part of the Glo joint venture acquisition.  Additionally the Company has secured favorable replacement financing on a loan that matured during 2009 and expects to close on the new mortgage in the first quarter of 2010.

The Company applied great focus to maintaining occupancy levels at all properties throughout the portfolio in an effort to maximize operating revenue and cash.  The occupancy levels remained stable in the mid 90% range for most properties which approximates average occupancy levels from the prior year at the Company’s Same Portfolio Properties (“Same Store”).  Occupancy levels benefited from the Company’s rental rate setting strategy, which during the current year, attempts to balance occupancy with rental rate pressure from competition to achieve the highest occupancy levels possible in the continued challenging economy.  As in past years when the rental market exhibits signs of softness, BIR has offered short-term rental concessions to new and renewing tenants at properties within markets experiencing the slowdown to maintain occupancy without producing significant fluctuations in market rental rates.  The Company utilizes revenue management software at most properties in the portfolio which has proven beneficial in the process of maximizing rental revenue.

The Company continues to employ a strategy of increasing the value of its portfolio by implementing property management efficiencies, physical asset improvements at its properties and replacement of existing properties with higher quality assets through acquisitions and dispositions.  The Company’s efforts executing these strategies continued to provide the desired operating results during the year and partially offset the negative effects, such as decreasing market rents, resulting from the challenging economic operating environment. Examples of successful initiatives undertaken during 2009 include maintaining high occupancy levels across the portfolio, ongoing renovation projects at certain properties including projects at mid-rise tower properties Hampton House in Towson, Maryland and Executive House in Philadelphia, Pennsylvania and the addition of the newly developed Class A property Glo in Los Angeles, California.  The high occupancy has helped maintain property revenue and support net operating results, the renovation of the mid-rise towers ensure these existing properties are the most desirable they can be to prospective tenants in markets challenged by the economy.  These value-adding initiatives are instituted by management while it balances the maximization of cash flows and the judicial investment of funds in qualified projects during these challenging economic conditions.

In 2010, while the economic environment shows some signs of improving, the Company will continue to employ adjustments made to our operating model in order to manage the portfolio through these sustained challenging economic times.  The operating model adjustments employed have yielded positive results during 2009 and it is our intention to continue to focus on day to day operations in an effort to maintain occupancies and maximize net operating income.  We feel our current focus on operations positions the Company to take advantage of improvements in operating conditions as the sustained economic downturn abates and improvement in the national economy is realized.  The Company will continue to take advantage of acquisition and disposition investment opportunities as they become available and that meet the desired investment parameters of the portfolio.  The Company’s investment strategy will continue to focus on transactions that yield higher quality properties utilizing sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate and foreclosure auctions within continued limitations of the credit and equity markets. The Company will consider placing funds, as available, in qualifying investment opportunities in the form of acquisition of new properties, property development projects, renovation of established properties and other qualifying investments including the acquisition of debt secured by real estate.  Currently, the Company is not marketing or considering the sale of any properties in the portfolio but will reassess its plans if markets adjust during the year.

BUSINESS

In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers (the “Offering”) to issue its 9% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”) in exchange for interests (“Interests”) in various mortgage funds (collectively, the “Mortgage Funds”).  For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to issue its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.  The registration statement was declared effective on January 9, 2003.  Offering costs incurred in connection with the Offering have been reflected as a reduction of Preferred Shares reflected in the financial statements of the Company.  On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 Preferred Shares, respectively, with a $25.00 liquidation preference per share. Simultaneously with the completion of the Offering on April 4, 2003, KRF contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), in exchange for common limited partner interests in the Operating Partnership.  KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company.  This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

The Company’s financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership.  The Company owns preferred and general partner interests in the Operating Partnership.  The remaining common limited partnership interests in the Operating Partnership owned by KRF Company and affiliates are reflected as Noncontrolling Interest in Operating Partnership in the financial statements of the Company.

On February 24, 2009, the Company, through a newly formed subsidiary, BIR Glo, L.L.C. (“BIR Glo”), entered into the BIR Holland JV, LLC joint venture agreement (“JV BIR/Holland”) with Holland Glo, LLC (“Holland Glo”), an unrelated third party, to acquire 89.955% of the ownership interests in a 201 unit multifamily mid-rise apartment community in Los Angeles, California.  The purchase is consistent with the Company’s desire to acquire well located multifamily apartment communities at attractive prices.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  As part of the total capital commitment, the Company has committed $12,210,000 to JV BIR/Holland by providing two irrevocable letters of credit for the benefit of JV BIR/Holland in lieu of funding its capital obligations at closing.  The letters of credit are backed by cash which is classified as restricted cash on the balance sheet at December 31, 2009.  The purchase was subject to normal operating pro rations.  As of June 30, 2009, the purchase price allocation was final and no further adjustment is contemplated.

On December 30, 2009, as part of a special distribution to common stockholders in the amount of $1,025, the Company distributed its interest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company to the common interest holder of the Operating Partnership.  The interests were valued at $1,000 at the time of distribution. The remaining portion of the special distribution in excess of the $1,000, or $25, was distributed pro-ratably to the two remaining common stockholders.  Prior to the distribution, the Company had been required to recognize impairment charges on the investment which represented other-than-temporary declines in the fair value of the investment below the carrying value.  The carrying value of the investment prior to distribution was $0.

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

In many of the markets where we may seek to acquire multifamily apartment communities we may face significant competition from well capitalized real estate investors, including private investors, publicly traded REITs and institutional investors.  This competition can result in sellers obtaining premiums on their real estate, which sometimes pushes the price beyond what we may consider to be a prudent purchase price.  To mitigate these factors, our sourcing strategy includes non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions.  Some of these acquisition strategies can involve more risk than market rate core and core-plus acquisitions, but may allow the Company to realize higher returns if the underlying assumptions are achieved.  However, if the underlying assumptions are not achieved, the additional risks associated with these broader sourcing strategies could result in lower profits, or higher losses, than would be realized in market rate acquisitions.

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

One or more of the properties that we own, or properties we acquire in the future may be owned through tenancies-in-common or by venture partnerships between us and the seller of the property, an independent third party or another investment entity sponsored by our affiliates.  Our investment through tenancies-in-common or in venture partnerships that own properties may, under certain circumstances, involve risks that would not otherwise be present.  For example, our tenant-in-common or venture partner may experience financial difficulties and may at any time have economic or business interests or goals that are inconsistent with our economic or business interests or our policies or goals.  In addition, actions by, or litigation involving, any tenant-in-common or venture partner might subject the property owned through a tenancy-in-common or by the venture to liabilities in excess of those contemplated by the terms of the tenant-in-common or venture agreement.  Also, there is a risk of impasse between the parties since generally either party may disagree with a proposed transaction involving the property owned through a tenancy-in-common or venture partnership and impede any proposed action, including the sale or other disposition of the property.

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

We may face significant competition in seeking investments including competition from our affiliate BVF II.  Acquisition restrictions placed on the Company by BVF II are applicable only during the investment period of the Fund. The investment period of BVF II ends in October of 2011.  We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REITs, institutional investors and other investors, including companies that may be affiliated with the Advisor.  When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price.  Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

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

Under our current investment policies, we may not incur indebtedness if by doing so our ratio of debt to total assets, at fair market value, exceeds 75%.  However, we may reevaluate our borrowing policies from time to time, and the Board may change our investment policies without the consent of our stockholders.  At December 31, 2009 and 2008, our ratio of debt to total assets, at fair value, was 74.41% and 70.15%, respectively.

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

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss.  The deductibles applicable to an insured loss caused by “Named Storms”, as defined in the insurance policy, which are usually in the form of a hurricane, at certain properties we operate, are higher than deductibles for other insured losses covered by the policy.  Specifically, the deductibles for “Named Storms” are based on a percentage of the insured property value with a specific minimum amount.  Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a “Named Storm” in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and even higher amounts for insured losses caused by a “Named Storm” in the counties of Dade, Broward and Palm Beach, Florida. Losses resulting from “Named Storms” could adversely affect us.

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

We face risks associated with climate change regulations.

Growing concerns about the change in the climate has resulted in new laws and regulations that are intended to limit the amount of carbon emission into the atmosphere.  The Company believes that the proposal and enactment of such laws and regulations could increase operating costs of the properties, including energy costs for electricity, heating and cooling as well as increased cost of waste removal at our properties.  The Company does not currently believe that increased costs, if any, would have a material impact on the results of operations and anticipates that any increased costs would be passed through to our residents by use of the utility recovery programs employed by the Company.

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

We face financing risk.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company.  Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company.  In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets.  A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so.  In the event the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.  As of December 31, 2009 the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

We face loan covenant risk.

In the normal course of business, the Company enters into loan agreements with certain lenders to finance its real estate investment transactions.  These loan agreements contain, among other conditions, events of default and various covenants and representations.  The Company believes it was in compliance with all these covenants during 2009.  However, if the lenders determine we were not in compliance, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its loans.  For the year ended December 31, 2009, no loan agreements were terminated as a result of non-compliance with covenants. In the event the Company's current credit facilities are not extended and/or the Company is forced to repay its loans, the Company may be required to sell assets at potentially unfavorable prices.  In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.

We face development financing risk.

In order to fund new real estate investments, as well as refurbish and improve existing investments, both the Company as well as potential owners must periodically spend money.  The availability of funds for new investments and maintenance of existing investments depends in large measure on capital markets and liquidity factors over which management can exert little control.  Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile.  As a result, many current and prospective owners are finding financing to be increasingly expensive and difficult to obtain.  In addition, such bankruptcies may prevent some projects that are in construction or development from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms.  Delays, increased costs and other impediments to restructuring such projects may affect our ability to execute our investment strategy in connection with such projects.  This contraction in capital sources has not had a significant adverse impact on the Company's liquidity position, results of operations and financial condition but may adversely impact the Company if market conditions continue to deteriorate.

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

Concentrations of market, interest rate and credit risk may exist with respect to the Company's investments and its other assets and liabilities.  Market risk is a potential loss the Company may incur as a result of changes in the fair value of its investment.  The Company may also be subject to risk associated with concentrations of investments in geographic regions and industries.  Interest rate risk includes the risk associated with changes in prevailing interest rates.  These derivatives are predominantly used for managing risk associated with the Company's portfolio of investments.  Credit risk includes the possibility that a loss may occur from the failure of counterparties or issuers to make payments according to the terms of a contract.  The Company's exposure to credit risk at any point in time is generally limited to amounts recorded as assets on the consolidated balance sheet.

Certain Federal Income Tax Risks

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We intend to operate in a manner to allow us to qualify as a REIT for federal income tax purposes.  Although we believe that we have been organized and will operate in this manner, we cannot be certain that we will be able to operate so as to qualify as a REIT under the Tax Code, or to remain so qualified.  Qualification as a REIT involves the application of highly technical and complex provisions of the Tax Code for which there are only limited judicial or administrative interpretations.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.

The complexity of these provisions and of the applicable income tax regulations under the Tax Code is greater in the case of a REIT that holds its assets through a partnership, as we do.  Moreover, our qualification as a REIT depends upon the qualification of certain of our investments as REITs.  In addition, we cannot be certain that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the qualification as a REIT or the federal income tax consequences of this qualification.  We are not aware of any proposal currently being considered by Congress to amend the tax laws in a manner that would materially and adversely affect our ability to operate as a REIT.

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

To obtain the favorable tax treatment for REITs qualifying under the Tax Code, we generally are required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains.  We are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us with respect to any calendar year are less than the sum of: (1) 85% of our ordinary income for the calendar year; (2) 95% of our capital gain net income for the calendar year, unless we elect to retain and pay income tax on those gains; and (3) 100% of our undistributed amounts from prior years.

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

Berkshire Advisor is an affiliate of KRF Company, which owns the majority of our common stock. All of our directors and executive officers, other than our three independent directors, are also officers or directors of Berkshire Advisor. As a result, our advisory services agreement with Berkshire Advisor was not negotiated at arm’s-length and its terms, including the fees payable to Berkshire Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Asset management fees and acquisition fees for new investments are payable to Berkshire Advisor under the advisory services agreement regardless of the performance of our portfolio and may create conflicts of interest.  Conflicts of interest also may arise in connection with any decision to renegotiate, renew or terminate our advisory services agreement. In order to mitigate these conflicts, the renegotiation, renewal or termination of the advisory services agreement requires the approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE Amex).
Through December 31, 2004, our property manager, an affiliate of Berkshire Advisor, in most cases provided on-site management services for our properties.  Our directors who are affiliates of our property manager might be subject to conflicts of interest in their dealings with our property manager.  In order to mitigate these conflicts, the renegotiation, renewal or termination of the property management agreements requires the approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE Amex).  As of January 1, 2005, Berkshire Advisor assumed the role of property manager for our properties, under the same terms as the agreements with the prior property manager.

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

We have adopted policies to ensure that Berkshire Advisor does not enter into investments on our behalf involving its affiliates that could be less favorable to us than investments involving unaffiliated third parties. For example, any transaction between us and Berkshire Advisor or any of its affiliates requires the prior approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE Amex). Members of our Audit Committee are also required under our bylaws to be unaffiliated with Berkshire Advisors and its affiliates.  We cannot be certain that these policies will be successful in eliminating the influence of any conflicts.

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2009 is presented below.  Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired	Total Units (Unaudited)	Ownership Interest	2009 Occupancy (1) (Unaudited)

Berkshires of Columbia	Columbia, Maryland	1983	316	91.38%	95.97%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	96.21%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	90.68%
Laurel Woods	Austin, Texas	2004	150	100.00%	93.35%
Bear Creek	Dallas, Texas	2004	152	100.00%	93.28%
Bridgewater	Hampton, Virginia	2004	216	100.00%	94.18%
Arboretum	Newport News, Virginia	2004	184	100.00%	94.74%
Reserves at Arboretum	Newport News, Virginia	2009 (2)	143	100.00%	68.38% (3)
Silver Hill	Newport News, Virginia	2004	153	100.00%	93.18%
Arrowhead	Palatine, Illinois	2004	200	58.00%	95.07%
Moorings	Roselle, Illinois	2004	216	58.00%	95.62%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	94.90%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	94.90%
Yorktowne	Millersville, Maryland	2004	216	100.00%	94.66%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	96.63%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	92.57%
Lakeridge	Hampton, Virginia	2005	282	100.00%	94.10%
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%	92.75%
Briarwood Village	Houston, Texas	2006	342	100.00%	96.09%
Chisholm Place	Dallas, Texas	2006	142	100.00%	96.55%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	93.65%
Berkshires at Town Center	Towson, Maryland	2007	196	100.00%	86.55%
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	94.03%
Executive House	Philadelphia, Pennsylvania	2008	302	100.00%	94.64%
GLO	Los Angeles, California	2009	201	89.955%	90.92%
			6,778

All of the properties in the above table are encumbered by mortgages as of December 31, 2009 with the exception of the Berkshires at Citrus Park property.

As of January 1, 2007, the Company became subject to the revised franchise tax calculation in Texas.

(1)	Represents the average year-to-date physical occupancy.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and the property was fully leased during the year ended December 31, 2009.

(3)
The average occupancy for The Reserves at Arboretum Place property reflects the lease up of the property after completion of construction in early 2009.  The physical occupancy was 96.15% as of December 31, 2009.

ITEM 3.                      LEGAL PROCEEDINGS

The Company was party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The dispute involved the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  Specifically, the purchase and sales agreement provided that if certain conditions were met, the seller/developer would develop a vacant parcel of land contiguous to the acquired property with 18 new residential apartment units (the “New Units”) for the benefit of the Company at an agreed-upon price.  The purchase and sales agreement also provided the opportunity for the seller/developer to build a limited number of garages (the “Garages”) for the existing apartment units for the benefit of the Company at an agreed-upon price.  The Company settled the matter related to the Garages with the seller/developer and construction was completed.

In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  The judgment did not specify damages, which the plaintiff was required to demonstrate at trial.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them the amount of $774,292 for costs and damages.  The Company appealed the lower court decision and as a condition of the appeals process, the Company was required to post an appeal bond with the court, which was backed by an irrevocable letter of credit.  In July, 2009, the appeal court ruled against the Company on its appeal and upheld the lower court judgment.  The Company used operating cash to pay the judgment of $774,292 and legal fees, costs and interest of approximately $163,700.  The Company cancelled the letter of credit at which time the segregated cash backing the irrevocable letter of credit was released and returned to operating cash.

The Company and our properties are not subject to any other material pending legal proceedings.

ITEM 4.                      REMOVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company.  As of March 31, 2010, there were 0 and 3 holders of shares of our Class A Common Stock and Class B Common Stock, respectively.  No shares of the Class A Common Stock have been issued as of December 31, 2009.  During 2009 the Company declared and distributed a special dividend in the amount of $0.000017 per share on December 30, 2009.  During 2008 the Company declared a cash dividend on its common stock for each of the quarters ended March 31, June 30 and September 30 in the per share amount of $0.016996 and a special dividend in the amount of $0.169963 per share on May 15, 2008.  The Company did not declare a dividend on its common stock for the quarter ended December 31, 2008 or for any quarter during 2009 but plans to declare cash dividends on its outstanding common stock in the future as operations allow.  Refer to Declaration of Dividends and Distributions in Part II Item 7 – Management’s Discussion and Analysis of financial Condition and Results of Operations of Berkshire Income Realty, Inc.

Refer to Part III Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein for disclosures relating to the Company’s equity compensation plans.

During the period October 1, 2009 to December 31, 2009, no purchases of any of the Company’s securities registered pursuant to Section 12 of the 34 Act, were made by or on behalf of the Company or any affiliated purchaser.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. for a discussion of the entities that comprise the Company.  The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” and the financial statements of the Company (including the related notes contained therein).  See the “Index to Financial Statements and Financial Statement Schedule” on page 58 to this report.

Selected financial data for the years ended December 31, 2008, 2007, 2006 and 2005 have been revised to reflect the sale of Century, St. Marin/Karrington (“St. Marin”), Westchester West and Berkshires at Westchase (“Westchase”) in 2008, Dorsey’s Forge (“Dorsey’s”) and Trellis at Lee’s Mill (“Trellis”) in 2007 and Windward Lakes in 2005.  The operating results of Century, St. Marin and Westchester West from 2005 through 2008, Dorsey’s for 2005 and 2006, Trellis for 2005 and 2006, Westchase from 2005 through 2008 and Windward Lakes for 2005, have been reclassed to discontinued operations to provide comparable information to 2009.

	Berkshire Income Realty, Inc.
	December 31,
	2009	2008	2007	2006	2005
Operating Data:
Total Revenue	$79,462,079	$70,137,260	$65,816,268	$53,878,152	$43,509,879
Equity in income of Mortgage Funds	-	-	-	-	3,040,732
Depreciation	32,136,098	28,277,756	25,838,371	19,807,424	14,166,104
Loss before equity in loss of Multifamily Venture Limited Partnership And Mezzanine Loan Limited Liability Company and loss from discontinued operations	(23,419,798)	(18,950,782)	(18,371,334)	(12,912,153)	(10,017,336)
Loss from continuing operations	(28,591,252)	(22,555,279)	(21,326,981)	(17,557,191)	(14,347,441)
Income (loss) from discontinued operations	(175,072)	77,179,208	30,191,208	(2,439,590)	20,736,187
Net income (loss) attributable to Parent Company	5,862,132	36,406,148	2,928,632	(19,996,781)	6,388,747
Net income (loss) available to common shareholders	(838,653)	29,705,466	(3,772,160)	(26,697,574)	(312,049)
Loss from continuing operations per common share, basic and diluted	$(0.48)	$(33.76)	$(24.15)	$(17.25)	$(15.61)
Income (loss) from discontinued operations per common share, basic and diluted	$(0.12)	$54.89	$21.47	$(1.73)	$15.37
Net income (loss) attributable to Parent Company per common share – basic and diluted	$(0.60)	$21.12	$(2.68)	$(18.98)	$(0.23)
Weighted average common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196	1,348,963
Cash dividends declared on common OP Units and Shares	$-	$12,000,000	$4,000,000	$12,000,000	$7,500,000

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$610,702,698	$555,681,036	$608,505,122	$594,268,122	$510,957,049
Real estate, after accumulated depreciation	441,983,721	419,002,572	464,265,061	445,597,599	384,046,110
Cash and cash equivalents	17,956,617	24,227,615	22,479,937	15,393,249	22,134,658
Total assets	503,245,298	480,417,430	528,062,630	492,700,178	425,661,892
Total long term obligations	474,830,728	432,013,999	506,903,882	469,378,510	370,521,700
Noncontrolling interest in properties	416,382	293,650	-	-	7,003,446
Noncontrolling interest in operating partnership	(34,251,501)	-	-	-	-
Stockholders’ equity (deficit)	30,617,891	31,456,569	2,061,803	5,939,014	32,923,388

Other Data:
Total multifamily apartment communities (at end of year)	26	24	27	27	24
Total apartment units (at end of year)	6,778	6,434	7,869	7,900	7,347
Funds from operations (1)	4,784,152	7,648,325	6,983,249	6,633,510	8,203,365
Cash flows (used in) provided by operating activities	9,596,978	12,464,803	13,545,647	15,123,243	14,115,221
Cash flows (used in) provided by investing activities	(25,744,815)	21,304,954	(30,113,455)	(83,385,159)	(109,371,965)
Cash flows (used in) provided by financing activities	9,876,839	(32,022,079)	23,654,496	61,520,507	85,478,357

(1)
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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Net income (loss)	$(28,766,324)	$54,623,929	$8,864,227
Add:
Depreciation of real property	28,207,506	24,618,377	26,460,337
Depreciation of real property included in results of discontinued operations	-	3,335,613	528,907
Amortization of acquired in-place leases and tenant relationships	827,930	474,258	1,111,431
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	-	-	21,564
Equity in loss of Multifamily Venture Limited Partnership	4,224,160	3,696,790	2,955,647
Funds from operations of Multifamily Venture Limited Partnership	1,047,143	1,319,657	100,308
Less:
Noncontrolling interest in properties share of funds from operations	(756,263)	(932,812)	(947,933)
Gain on disposition of real estate assets	-	(79,487,487)	(32,111,239)
Funds from Operations	$4,784,152	$7,648,325	$6,983,249

FFO for the year ended December 31, 2009 decreased as compared to FFO for the year ended December 31, 2008.  The decrease in FFO is due primarily to changes in the accounting for transaction costs under ASC 805-10 and the write-off of the Company’s investment in the Mezzanine Loan LLC in the amount of $1,117,825.  ASC 805-10 requires that costs associated with acquisition transactions be expensed in the period incurred.  Prior to the implementation of ASC 805-10, transaction costs were capitalized and included in the depreciable basis of acquired properties.  Transaction costs for the acquisition of Glo Apartments total approximately $1,183,299, which were included in General and Administrative expense on the Consolidated Statement of Operations.  Additionally, payment of the judgment related to a matter ruled against the Company on appeal, of approximately $747,992, also contributed to the decrease in FFO in the comparable years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operation of Berkshire Income Realty, Inc. is intended to facilitate an understanding of the Company’s business and results of operations.  It should be read in conjunction with the Consolidated Financial Statements, the accompanying notes to the Consolidated Financial Statements and the selected data included in this Form 10K.  This Form 10K, including the following discussion, contains forward looking statements regarding future events or trends as described more fully under “Special Note Regarding Forward Looking Statements” on page 4.  Actual results could differ materially from those projected in such statements as a result of the risk factors described in Part I Item 1A, Risk Factors, of this Form 10K.

Overview

The Company is engaged primarily in the ownership, acquisition and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States.  We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership.  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.  As of March 31, 2010, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the year ended December 31, 2009 included the following:

▪
On January 30, 2009, the Company closed on $5,181,000 of fixed rate supplemental mortgage debt on the Berkshires of Columbia property.  The loan is a non-recourse third mortgage note secured by the property with a fixed interest rate of 6.37%.  The loan matures on October 1, 2014.

▪
On February 24, 2009, the Company, through a newly formed subsidiary, BIR Glo, entered into the JV BIR/Holland with Holland Glo, LLC (“Holland Glo”), an unrelated third party, to acquire 89.955% of the ownership interests in a 201 unit multifamily mid-rise apartment community in Los Angeles, California.  The purchase is consistent with the Company’s desire to acquire well located multifamily apartment communities at attractive prices.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  As part of the total capital commitment, the Company has committed $12,210,000 to JV BIR/Holland by providing two irrevocable letters of credit for the benefit of JV BIR/Holland in lieu of funding its capital obligations at closing.  The letters of credit are backed by cash which is classified as restricted cash on the balance sheet at December 31, 2009.  The purchase was subject to normal operating pro rations.  As of June 30, 2009, the purchase price allocation was final and no further adjustment is contemplated. .

ASC 805-10 requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date.  As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

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

▪
On July 15, 2009, the Company lost its appeal of a judgment in a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The appeals court ruled against the Company and upheld the lower court judgment for $774,292 representing costs and damages in the case.  The Company used available cash to pay the judgment of $774,292 including legal fees, costs and interest of approximately $163,700.

▪
On November 10, 2009, the Company paid off the outstanding mortgage balance on the Berkshires of Citrus Park property in the amount of $15,720,000 as the debt had reached maturity.  The payment was funded from a draw on the revolving credit facility available from an affiliate in the amount of $15,720,000.  On March 1, 2010, the Company rate locked on mortgage debt that replaces the matured debt.  The proceeds from the new financing will be used to repay the outstanding balance on the revolving credit facility.

▪
On December 30, 2009, as part of a special distribution to common stockholders in the amount of $1,025, the Company distributed its interest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts Limited Liability Company to the common interest holder of the Operating Partnership.  The interests were valued at $1,000 at the time of distribution. The remaining portion of the special distribution in excess of the $1,000, or $25, was distributed pro-ratably to the two remaining common stockholders.  Prior to the distribution, the Company had been required to recognize impairment charges on the investment which represented other-than-temporary declines in the fair value of the investment below the carrying value.  The carrying value of the investment prior to distribution was $0.

▪
During the year ended December 31, 2009, the Company requested draws on the $13,650,000 construction loan available from a lender for the development of The Reserves at Arboretum Place (formerly the Arboretum Land).  As of December 31, 2009, the Company has received approximately $12,325,000 in loan proceeds.  The loan balance outstanding at December 31, 2009 was $12,434,751.

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

Financing and Capital Strategy

In select instances the Company evaluates opportunities available through venture relationships with institutional real estate investors on certain acquisitions.  We believe this strategy allows the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments.  We believe a venture strategy allows us to acquire more multifamily apartment communities than our current capital base would otherwise allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by the Fund.  The investment was also approved by the Audit Committee, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the NYSE Amex.  The Fund, which was sponsored by our affiliate, Berkshire Advisors, was formed in August of 2005 and successfully raised equity in excess of expectations.  The Company has committed to invest $23,400,000, or approximately 7%, in the Fund and made all contributions of its commitment of $23,400,000 as of December 31, 2008.  The Company has evaluated its investment in the Fund and concluded that the investment, although subject to the requirements of ASC 810-10 “Consolidation of Variable Interest Entities”, does not require the Company to consolidate the activity of the Fund.  Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20, that the Company does not have a controlling interest in the Multifamily Limited Partnership and is not required to consolidate the activity of the Fund.  The Company accounts for its investment in the Fund under ASC 970-323, as an equity method investment.

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

The Company has completed the development of one of the two parcels of vacant land that it owns.  The property, known as The Reserves at Arboretum Place, was approved for development on November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project development cost was estimated at approximately $17,358,000 and was completed in early 2009.  As of December 31, 2009, the project development costs incurred were approximately $16,958,000 and included all costs, exclusive of land, with the exception of some minor costs to complete final items.  Interest costs were capitalized on the development until construction was substantially complete in the first quarter of 2009.  There was $152,188 and $395,613 of interest capitalized in the years ended December 31, 2009 and 2008, respectively.  No development plans are currently in the works for the other vacant parcel.

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

Purchase Accounting for Acquisition of Real Estate

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and value of other tenant relationships, based in each case on their fair values.  The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in 810-10-55-9.

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

Capital Improvements

The Company’s policy is to capitalize the cost of acquisitions (exclusive of transaction cots), rehabilitation and improvement of properties.  Capital improvements are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred.  Costs incurred on a lease turnover due to normal wear by the resident are expensed on the turn.  Recurring capital improvements typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.  Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis.  These assessments have a direct impact on the Company’s net income.

Investments in Multifamily Venture and Multifamily Limited Partnership

The Company’s investments in the Multifamily Venture, Multifamily Limited Partnership, or ownership arrangements with unaffiliated third parties, were evaluated pursuant to the requirements of ASC 810-10 and none were determined to require the Company to consolidate the operating results of the investee.  Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20 that the Company does not have a controlling interest in the Multifamily Limited Partnership and is not required to consolidate the activity of the Fund.  The Company has accounted for the investments in accordance with ASC 970-323 as an equity method investment.  The investments are carried as an asset on the balance sheet as Investment in Multifamily Venture and Limited Partnership and the Company’s equity in the income or loss of the venture is reflected as a single line item in the income statement as Equity in loss of Multifamily Venture and Limited Partnership.

Corporate Governance

Since the incorporation of our Company, we have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as NYSE Amex corporate governance listing standards:

▪
We have elected annually three independent directors, Messrs. Robert Kaufman, Richard Peiser and Randolph Hawthorne, each of whom the Board determined to be independent under applicable SEC and NYSE Amex rules and regulations;

▪	The Board has determined annually that Robert Kaufman, the Chairman of our Audit Committee, qualifies as an "audit committee financial expert" under applicable rules and regulations of the SEC;

▪
The Board’s Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants must be pre-approved;

▪
The Board’s Audit Committee established "Audit Committee Complaint Procedures" for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

▪
The Board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this Code is available in print to stockholders upon written request addressed to the Company, c/o Investor Relations, One Beacon Street, Suite 1500, Boston, MA 02108;

▪
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

In December 2007, the FASB issued ASC 805-10, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  ASC 805-10 establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquired entity and goodwill acquired in a business combination.  This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted ASC 805-10 as of January 1, 2009, which resulted in a $1,183,299 charge to operations for transaction costs associated with the acquisition of Glo Apartments.

In May 2008, the FASB issued ASC 815-10, which amends and expands the disclosure requirements of ASC 815-10 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  ASC 815-10, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  The Company has assessed the impact of ASC 815-10 and determined that that the adoption of ASC 815-10 did not have a material impact on the financial position or operating results of the Company.

Effective January 1, 2009, the Company adopted ASC 810-10, which establishes and expands accounting and reporting standards for noncontrolling interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary.  As a result of the Company’s adoption of this standard, amounts previously reported as noncontrolling interests in properties and noncontrolling interests in Berkshire Income Realty-OP, L.P. (the “Operating Partnership”) on our balance sheets are now presented as noncontrolling interests in properties and noncontrolling interests in Operating Partnership within equity.  There has been no change in the measurement of this line item from amounts previously reported.

Also effective with the adoption of ASC 810-10, previously reported noncontrolling interests have been recharacterized on the accompanying statement of operations to noncontrolling interests and placed below net loss before arriving at net loss attributable to Parent Company.  In accordance with the guidance of ASC 810-10, the Company allocated losses to the noncontrolling interest in Operating Partnership of $34,251,501, which represents their share of losses.  Historically, these losses were allocated to the common shareholders.

In April 2009, the FASB issued ASC 820-10, which provides additional guidance for estimating fair value in accordance with ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly.  ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company elected early adoption of ASC 820-10 as of January 1, 2009.  The Company has assessed the impact of ASC 820-10 and has determined that the adoption of ASC 820-10 did not have a material impact on the financial position or operating results of the Company.

In April 2009, the FASB issued ASC 825-10 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Effective January 1, 2009, the Company adopted ASC 825-10, which did not have a material impact on the financial position or operating results of the Company.

In April 2009, the FASB issued ASC 855-10 which provides authoritative guidance for subsequent events.  This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Effective April 1, 2009, the Company adopted ASC 855-10, which did not have any impact on its financial position and results of operations.

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2009, 2008 and 2007, the Company had approximately, $17,957,000, $24,228,000 and $22,480,000 of cash and cash equivalents, respectively.

	Year ended December 31,
	2009	2008	2007

Cash provided by operating Activities	$9,596,978	$12,464,803	$13,545,647
Cash provided by (used in) investing activities	(25,744,815)	21,304,954	(30,113,455)
Cash provided by (used in) financing activities	9,876,839	(32,022,079)	23,654,496

During the year ended December 31, 2009, cash decreased by $6,270,998. The main component of the overall decrease was $25,744,815 of cash used by the Company’s investing activities.  The activities relate mainly to capital expenditures related to the rehabilitation and development of the Company’s properties of $14,288,389, including $2,701,720 for the development of the Arboretum Land and funds used to acquire the joint venture ownership interest in Glo which included a payment of $849,719 at closing and the transfer of $12,621,014 to fund a restricted cash account to support irrevocable letters of credit required by the provisions of the supplemental financing, partially offset by net withdrawals of $2,037,429 from replacement reserves held by lenders.  The cash used by investing activities was partially offset by $9,876,839 of cash provided from financing activities which include proceeds from advances on the construction loan on the Reserves at Arboretum property of $12,434,751 and new supplemental debt on various properties totaling $7,081,000 and borrowings on the revolving credit facility available from an affiliate of $15,720,000, partially offset by the payment of principal on existing mortgage loans of $3,182,867, repayment of the mortgage on the Berkshires at Citrus Park property of $15,720,000 at maturity and distributions to preferred shareholders of $6,700,785. Additionally, the net cash used by the financing and investing activities of the Company was further offset by an increase in cash of $9,596,978 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred shareholders, distributions to common shareholders and Operating Partnership unitholders, subject to sufficient liquidity, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF II and, debt repayment.  Debt repayment in 2010 includes the repayment of the supplemental debt on the Glo property in the amount of $12,210,000, for which, per the requirements of the financing, funds have been segregated and are reflected as restricted cash on the balance sheet as of December 31, 2009 and the repayment of the revolving credit facility balance of $15,720,000 which will be paid from proceeds on the new loan on the Berkshires at Citrus Park property.  The remainder of the 2010 as well as the 2011 and 2012 debt repayment represents normal monthly amortization of the mortgage debt with the exception of the maturity of a supplemental loan of approximately $3,500,000 in 2012.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Tax Code, applicable to REITs.  Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.  As circumstances dictate and depending on the availability of funds, the Board may vote to forgo quarterly distributions to the Company’s common shareholders and Operating Partnership unitholders as it has done during 2009.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing.  The Company has two supplemental mortgages, totaling $12,210,000, that mature in 2010. As previously mentioned, the provisions of the financing required that the funds to pay the maturing debt be segregated.  During the year, a mortgage in the amount of $15,720,000 matured and was repaid using proceeds from the revolving credit facility in November 2009.  Replacement financing has been secured by the Company and is expected to close in the first quarter of 2010. The Company will use some of the proceeds to repay the balance due on the revolving credit facility. The Company may seek to expand its ability to purchase properties through the use of venture relationships with other companies.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining liquidity will continue to be available, or if available, will be available on terms and conditions acceptable to the Company.  Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company.  In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets.  A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral  at a time when it may not be in the Company's best interest to do so.  As of December 31, 2009 the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

As of December 31, 2009, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio except the newly acquired Glo property which has variable rate debt.  The Company notes that the Berkshires at Citrus Park property no longer has outstanding debt as of December 31, 2009.  Replacement debt has been secured for the Citrus Park property and the variable rate debt on the Glo property was assumed during the year ended December 31, 2009.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio.  The facility provides for a 60-day notice of termination by which the lender can affect a termination of the commitment under the facility and render all outstanding amounts due and payable.  Additionally, the facility also contains a clean-up requirement which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.  During the twelve months ended December 31, 2009, the Company borrowed $15,720,000 from the credit facility, to pay the debt that matured on the Berkshires at Citrus Park property.  The $15,720,000 borrowing is outstanding as of December 31, 2009 and the Company currently anticipates it will be repaid with funds realized from the replacement financing, expected to close in the first quarter of 2010.

Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2009:

Property Name	New Balance	Closing Date	Interest Rate	Term
Fixed Rate Mortgages:
Arboretum Land (1)	$12,434,751	January 28, 2008	6.20%	7 years
Berkshires of Columbia - (3rd Note)	5,181,000	January 30, 2009	6.37%	5 Years
Laurel Woods - (2nd Note)	1,900,000	February 26, 2009	7.14%	6 Years
Sub-total	$19,515,751
Variable Rate Mortgages (2):
Glo	$29,993,273	February 24, 2009	1.52%	28 Year
Glo - (2nd Note)	9,500,000	February 24, 2009	1.52%	1 Year
Glo - (3rd Note)	2,710,000	February 24, 2009	1.52%	1 Year
Sub-total (3)	$42,203,273

Total	$61,719,024

(1)
The loan is a construction loan for 2 years and permanent financing for 5 years.  The total amount available under the construction loan is $13,650,000.  There were funding advances totaling $12,434,751 during the year ended December 31, 2009.  An additional draw request has been made to the lender and is expected to be funded during the first quarter of 2010.

(2)	The stated interest rate for the variable rate mortgage debt represents the rate of interest as of December 31, 2009.

(3)
Debt assumed pursuant to the acquisition of Glo totaled $47,500,000, but was recorded at fair value in accordance with ASC 805-10 as of the acquisition date.   Refer to Part IV Item 15 – Notes to Consolidated Financial Statements, Footnote 18 – Subsequent Events for additional information.

Capital Expenditures

The Company incurred $4,220,414 and $5,114,990 in recurring capital expenditures during the year ended December 31, 2009 and 2008, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $8,508,399 and $23,986,829 in renovation-related and development capital expenditures during the year ended December 31, 2009 and 2008, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

In September 2008, the Company sustained varying degrees of damage from Hurricane Ike to four of its Houston area properties.  The Walden Pond property suffered the greatest damage estimated at approximately $2.5 million of which the Company will be responsible for a $570,000 insurance deductible.  Brompton, Briarwood and Gables all suffered minimal damage estimated at approximately $50,000 each.  As of December 31, 2009, the Company has incurred $1,559,576 of costs associated with rebuilding and repairs related to Hurricane Ike which have been recorded as capital expenditures during 2009 and 2008.

In December 2006, the Company, as part of the decision to acquire the Standard at Lenox Park property, approved a rehabilitation project at the 375-unit property of approximately $5,000,000 for interior and exterior improvements.  As of December 31, 2009, the project, which includes rehabilitation of the kitchens, bathrooms, lighting and fixtures, was 100% complete and all of the renovated units have been leased.

During 2007 the Company, as part of the decision to acquire the Hampton House property, contemplated a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  The project includes rehabilitation of interior common areas including the lobby and central utility systems and replacement of all windows and painting of the exterior.  As of December 31, 2009, the project was 57% complete as 112 of the 196 units had been completed, of which 108 units, or 96% have been leased.

The Company has completed the development of one of the two parcels of vacant land that it owns.  The property, known as The Reserves at Arboretum Place, was approved for development on November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project development cost was estimated at approximately $17,358,000 and was completed in early 2009.  As of December 31, 2009, the project development costs incurred were approximately $16,958,000 and included all costs, exclusive of land, with the exception of some minor costs to complete final items.  Interest costs are capitalized on the development until construction is substantially complete.  There was $152,188 and $395,613 of interest capitalized in the years ended December 31, 2009 and 2008, respectively.  No development plans are currently in the works for the other vacant parcel.

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

The Company’s capital budgets for 2010 anticipate spending approximately $8,249,000 for ongoing rehabilitation, including the ongoing Hampton House project.  As of December 31, 2009, the Company has not committed to any new significant rehabilitation projects.

Off-Balance Sheet Arrangements

The Company’s investment in BVF obligated the Company to make capital contributions to BVF in the amount of $23,400,000 during the investment period of the Fund.  As of December 31, 2009, the Company has made 100% of the capital contributions required by BVF.  The Company has no obligation to make any additional contributions of capital to BVF.

Acquisitions and Dispositions

Discussion of acquisitions for the year ended December 31, 2009

On February 24, 2009, the Company, through a newly formed subsidiary, BIR Glo, L.L.C. (“BIR Glo”), entered into the BIR Holland JV, LLC joint venture agreement (“JV BIR/Holland”) with Holland Glo, LLC (“Holland Glo”), an unrelated third party, to acquire 89.955% of the ownership interests in a 201 unit multifamily mid-rise apartment community in Los Angeles, California.  The purchase is consistent with the Company’s desire to acquire well located multifamily apartment communities at attractive prices.  The purchase price of $47,500,000 and related closing costs consisted of a capital commitment of $12,580,314 plus the assumption of the outstanding mortgage debt secured by the property.  As part of the total capital commitment, the Company has committed $12,210,000 to JV BIR/Holland by providing two irrevocable letters of credit for the benefit of JV BIR/Holland in lieu of funding its capital obligations at closing.  The letters of credit are backed by cash which is classified as restricted cash on the balance sheet at December 31, 2009.  The purchase was subject to normal operating pro rations.  As of June 30, 2009, the purchase price allocation was final and no further adjustment is contemplated.

Discussion of dispositions for the year ended December 31, 2009

The Company did not dispose of any properties during the year ended December 31, 2009.

Contractual Obligations and Other Commitments

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan have been used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of 7 years, including a 2 year construction period and 5 years of permanent financing.  The loan is a mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  As of December 31, 2009, advances on the construction loan total $12,434,751.

On February 24, 2009, the Company entered into two irrevocable letters of credit arrangements with a bank in relation to the JV BIR/Holland transaction.  The irrevocable letters of credit were a requirement of the lender, who issued the debt secured by the property substantially owned by JV BIR/Holland, in order for the new ownership structure contemplated by the transaction to move forward.  The irrevocable letters of credit are in place as a guarantee for two separate principal reduction payments of $9,500,000 originally due in 2009 and $2,710,000 due in 2010.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount due in 2009 of $9,500,000 to March 15, 2010.  The letters of credit are backed by cash segregated in accounts maintained at the bank.  The cash is reflected as restricted cash on the balance sheet of the Company as of December 31, 2009.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties.  The Company expects to use leverage amounts up to 75% of the fair market value on a portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable.  The $474,830,728 in mortgage notes payable has varying maturities ranging from 1 to 18 years.  The following table summarizes our contractual obligations as of December 31, 2009:

	2010 (3)	2011	2012	2013	2014	Thereafter
Long Term Debt Obligations (1)	$15,579,044	$4,924,807	$10,399,704	$62,607,515	$67,902,136	$313,417,522
Capital Lease Obligations	-	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-	-
Purchase Obligations (2)	-	-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	-	-	-	-	-	-

(1)
Amounts include principal payments only.  The Company will pay interest on outstanding indebtedness based on the rates and terms as summarized in Part IV Item 15 - Notes to the Consolidated Financial Statements, Footnote 6 – Mortgage Notes Payable.

(2)
The Company has obligations under numerous contracts with various service providers at its properties.  None of these contracts are for periods greater than one year or are material either individually or in aggregate to the Company’s operations.

(3)
The supplemental mortgages outstanding and secured by the Glo property in the amount of $12,210,000 mature in March 2010.  As a requirement of the financing, the amounts maturing in 2010 are back by irrevocable letters of credit in amounts sufficient to retire the debt.  As a requirement of the irrevocable letters of credit, the issuing bank required corresponding cash be segregated to back the letters of credit.  The segregated cash is reflected as restricted cash on the balance sheet as of December 31, 2009.

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

Market Environment

While economists declared the worst recession to hit the United States since the 1930’s to be over in late 2009, with policymakers efforts to stabilize the banking system and provide a fiscal stimulus to the economy, the high national unemployment rate remains a drag to a strong economic recovery.  While there are many indications of stabilization in both domestic and foreign economies, the signs of robust recovery have yet to manifest themselves.  Even if the recession is technically over, labor markets tend to recover with some lag, and it is only when labor markets stabilize that there will be an increase in household formation, which represents the greatest driver for rental apartments.

The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company recognizes, however, that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or a lack of improvement in employment rates could have a negative impact on both occupancy and rent levels.  Credit worthy borrowers in the multifamily sector have continued to be able to access capital through Fannie Mae and Freddie Mac, and other sources, through 2009 and into 2010 at historically attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

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

Declaration of Dividends and Distributions on Class B Common Stock

On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on August 15, 2008 and November 15, 2008.  On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.  Also on May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $10,000,000 from its operating cash flows to common general and common limited partners, payable on May 15, 2008.  On the same day, the Board also declared a common dividend of $0.169963 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution.

December 30, 2009, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $1,025.  $1,000 of the total distribution was an in-kind distribution of the Company’s investment in the Mezzanine Loan LLC to KRF Company LLC, an affiliate of the company and majority holder of the Class B common stock.  The remaining $25 balance of the special distribution was paid to the two remaining holders in cash from its operating cash flows to common general and common limited partners, payable on December 30, 2009.  On the same day, the Board also declared a common dividend of $0.000017 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution.

For the year ended December 31, 2009 and 2008, the Company declared a total of $1,025 and $12,000,000 respectively, of distributions to common shareholders.  There was no common dividend payable outstanding at December 31, 2009 or December 31, 2008.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During 2009, the Company’s portfolio increased by 2 to 26 properties, which reflected the acquisition of 1 property and the completion of development of The Reserves at Arboretum Place (formerly referred to as Arboretum Land (the “Total Portfolio”) during the year.  As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during 2009, the financial statements show considerable changes in revenue and expenses from period to period.  The Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the years ended December 31, 2009 and 2008 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations.  For the years ended December 31, 2009, 2008 and 2007, the net income  (loss) was $(28,766,324), $54,623,929 and $8,864,227, respectively.  A reconciliation of our NOI to net income for the years ended December 31, 2009, 2008 and 2007 are presented as part of the following tables on pages 32 and 36.

Comparison of year ended December 31, 2009 to the year ended December 31, 2008

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2009 and 2008.  The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2008 and owned through December 31, 2009.  The Total Property Portfolio includes the effect of the change in the 1 property acquired during the year, Glo, and the completion of development of 1 property, The Reserves at Arboretum Place.  (The 2008 activity for the Century, St Marin, Westchester West and Westchase has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio Year Ended December 31,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$65,557,162	$64,379,361	$1,177,801	1.83%
Interest, utility reimbursement and other	4,505,618	4,131,373	374,245	9.06%
Total revenue	70,062,780	68,510,734	1,552,046	2.27%

Operating Expenses:
Operating	17,219,273	16,532,417	686,856	4.15%
Maintenance	3,777,766	4,325,488	(547,722)	(12.66)%
Real estate taxes	7,215,711	7,115,666	100,045	1.41%
General and administrative	1,707,923	1,517,223	190,700	12.57%
Management fees	2,756,327	2,738,118	18,209	0.67%
Total operating expenses	32,677,000	32,228,912	448,088	1.39%

Net Operating Income	37,385,780	36,281,822	1,103,958	3.04%

Non-operating expenses:
Depreciation	27,944,756	27,681,017	263,739	0.95%
Interest	23,637,097	23,090,981	546,116	2.37%
Amortization of acquired in-place leases and tenant relationships	19,473	181,534	(162,061)	(89.27)%
Total non-operating expenses	51,601,326	50,953,532	647,794	1.27%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(14,215,546)	(14,671,710)	456,164	3.11%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	-

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(14,215,546)	$(14,671,710)	$456,164	3.11%

	Total Portfolio Year Ended December 31,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$74,043,952	$65,441,106	$8,602,846	13.15%
Interest, utility reimbursement and other	5,418,127	4,696,154	721,973	15.37%
Total revenue	79,462,079	70,137,260	9,324,819	13.30%

Operating Expenses:
Operating	20,453,967	17,634,983	2,818,984	15.99%
Maintenance	4,132,269	4,377,041	(244,772)	(5.59)%
Real estate taxes	8,485,196	7,457,360	1,027,836	13.78%
General and administrative	5,688,334	3,008,333	2,680,001	89.09%
Management fees	4,770,659	4,487,677	282,982	6.31%
Total operating expenses	43,530,425	36,965,394	6,565,031	17.76%

Net Operating Income	35,931,654	33,171,866	2,759,788	8.32%

Non-operating expenses:
Depreciation	32,136,098	28,277,756	3,858,342	13.64%
Interest	26,387,424	23,370,634	3,016,790	12.91%
Amortization of acquired in-place leases and tenant relationships	827,930	474,258	353,672	74.57%
Total non-operating expenses	59,351,452	52,122,648	7,228,804	13.87%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(23,419,798)	(18,950,782)	(4,469,016)	23.58%

Equity in loss of Multifamily Venture Limited Partnership	(4,224,160)	(3,696,790)	(527,370)	14.27%

Equity in (loss) income of Mezzanine Loan Limited Liability Company	(947,294)	92,293	(1,039,587)	(1,126.40	) %

Discontinued operations	(175,072)	77,179,208	(77,354,280)	(100.23)%

Net (loss) income	$(28,766,324)	$54,623,929	$(83,390,253)	(152.66)%

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the twelve-month period ended December 31, 2009 in comparison to the similar period in 2008.  The increase is mainly attributable to increased occupancy as a result of the completion of the utility conversion at the Seasons of Laurel property where turnover and vacancies have been reduced and the completion and availability of renovated units destroyed by a fire at Country Place II and a hurricane at Walden Pond.  Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments however the current economic environment has resulted in increased bad debts at certain properties in the portfolio.  The Company continues to benefit from its focus on resident retention and property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels.  Given current economic conditions, the Company is prioritizing the retention of quality tenants in properties throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the twelve-month period ended December 31, 2009 as compared to the twelve-month period ended December 31, 2008.  Increase in utility reimbursement is mainly due to successful increases in usage of bill back programs to tenants.  Other revenues increased as a result of revenues from fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses increased in the twelve-month period ended December 31, 2009 as compared to the same period of 2008.  The increase is mainly due to higher property insurance expenses as a result of the Company’s property insurance coverage renewal in April 2009, higher utilities expenses including water and sewer and gas, offset by savings in electricity.  The increase in water and sewer expenses is primarily due to an adjustment in 2009 to reclass the portions that relate to water and sewer from real estate expenses.  Water and sewer expenses were billed collectively with real estate taxes by the various agents and were recorded as part of real estate expenses historically as a result.  The Seasons of Laurel property has historically contributed significantly to the Company’s overall utility expense as the electricity charges at the property have been paid by the Company and were not billed directly to tenants for usage of their apartment unit.  The Company has completed a project to modify the utility infrastructure to allow for direct billing of electric costs by individual apartment units.  The changes to the infrastructure were completed in the fourth quarter of 2008 with the related direct billing to tenants reaching full implementation in early 2009.  As a result of the individual apartment units being migrated to a direct tenant billing, the Company has realized a reduction in electricity expense at Seasons and anticipates the reductions and related comparative savings to continue going forward.

Maintenance

Maintenance expense decreased in the twelve months ended December 31, 2009 as compared to the same period of 2008, due mainly to the Company’s focus on expense controls during the challenging economic environment as well and to a lesser degree higher occupancy levels in the current year across the portfolio, specifically at the Seasons of Laurel, resulting in less turnover and related turnover expenses.  The Company has focused efforts on containing expenses in an effort to maximize operating results and conserve capital during this period of unfavorable operating conditions.  Reductions in expense items such as landscaping and contract labor reflect careful scrutiny of expenditures and deferral or elimination of the expense when appropriate. Also, the Company has focused on maintaining high occupancy levels through the recent challenging economic conditions and as a result has seen a reduction of expenses normally associated with turning over the units to new tenants such as painting and carpet cleaning.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.  During the comparative periods, maintenance items of a non-recurring or annual nature have been carefully considered and in some cases delayed or eliminated in an effort to bolster operating results.

Real Estate Taxes

Real estate taxes increased for the year ended December 31, 2009 from the comparable period of 2008.  The increase is due mainly to the continued escalation of assessed property valuations for properties in the Same Property Portfolio including properties located in Maryland.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  The Company anticipates a continued upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the twelve-month period ended December 31, 2009 compared to 2008.  The increase is due to increases in legal expenses related to current tenant issues, service fees associated with the qualification of prospective tenants and increases in security expense at certain properties.  The remainder of the net increase in expenses are related to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio.

Management Fees

Management fees of the Same Property Portfolio increased slightly in the twelve-month period ended December 31, 2009 compared to the same period of 2008 based on increased level of revenues in the comparative periods.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the twelve months ended December 31, 2009 as compared to the same period of the prior year.  The increased expense is related to the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Standard of Lenox and the Hampton House properties and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the twelve months ended December 31, 2009 increased over the comparable period of 2008.  The increase is attributable to the refinancing of mortgages on properties at an incrementally higher principal level than the related paid-off loan.  The majority of the increase is due to the pay off of the Briarwood loan balance of $8,600,333 at maturity in April 2008 and a new loan on the same property that was obtained in October 2008, in addition to new mortgage loans on Berkshire of Columbia and BIR Laurel Wood properties that were closed in the first quarter of 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased significantly in the twelve-month period ended December 31, 2009 as compared to the same period in 2008.  The decrease is related mainly to the completion of amortization of the acquired-in-place-lease intangible assets booked at acquisition and amortized over a twelve-month period which did not extend into the twelve-month period ended December 31, 2009.

Comparison of the twelve months ended December 31, 2009 to the twelve months ended December 31, 2008
(Total Property Portfolio)

In general, increases in revenues, operating expenses and non-operating expenses and the related losses of the Total Property Portfolio for the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as the net number of properties owned remained consistent as two properties were sold in 2008 and two properties were acquired or developed during 2009.  Also, an increase in the level of mortgage and revolving credit debt outstanding during the comparative periods contributed to the expense increase.  General and administrative expenses for the twelve months ended December 31, 2009 include costs associated with the acquisition of the Glo property expensed pursuant to the guidance of ASC 805-10 adopted by the Company on January 1, 2009 and costs paid for the judgment in the Lakeridge legal matter.

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

	Same Property Portfolio Year Ended December 31,
	2008	2007	Increase/ (Decrease)	% Change
Revenue:
Rental	$60,269,466	$58,089,828	$2,179,638	3.75%
Interest, utility reimbursement and other	3,628,118	3,400,716	227,402	6.69%
Total revenue	63,897,584	61,490,544	2,407,040	3.91%

Operating Expenses:
Operating	15,371,423	15,994,931	(623,508)	(3.90)%
Maintenance	3,971,232	3,746,444	224,788	6.00%
Real estate taxes	6,682,882	5,845,679	837,203	14.32%
General and administrative	1,175,514	1,190,164	(14,650)	(1.23)%
Management fees	2,550,377	2,408,128	142,249	5.91%
Total operating expenses	29,751,428	29,185,346	566,082	1.94%

Net Operating Income	34,146,156	32,305,198	1,840,958	5.70%

Non-operating expenses:
Depreciation	25,113,006	24,347,200	765,806	3.15%
Interest	20,606,777	20,139,595	467,182	2.32%
Loss on extinguishment of debt	-	316,702	(316,702)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	91,022	606,413	(515,391)	(84.99)%
Total non-operating expenses	45,810,805	45,409,910	400,895	0.88%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(11,664,649)	(13,104,712)	1,440,063	10.99%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	-

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(11,664,649)	$(13,104,712)	$1,440,063	10.99%

	Total Portfolio Year Ended December 31,
	2008	2007	Increase/ (Decrease)	% Change
Revenue:
Rental	$65,441,106	$61,097,846	$4,343,260	7.11%
Interest, utility reimbursement and other	4,696,154	4,718,422	(22,268)	(0.47)%
Total revenue	70,137,260	65,816,268	4,320,992	6.57%

Operating Expenses:
Operating	17,634,983	17,594,304	40,679	0.23%
Maintenance	4,377,041	3,977,859	399,182	10.04%
Real estate taxes	7,457,360	6,148,643	1,308,717	21.28%
General and administrative	3,008,333	2,959,250	49,083	1.66%
Management fees	4,487,677	4,208,626	279,051	6.63%
Total operating expenses	36,965,394	34,888,682	2,076,712	5.95%

Net Operating Income	33,171,866	30,927,586	2,244,280	7.26%

Non-operating expenses:
Depreciation	28,277,756	25,838,371	2,439,385	9.44%
Interest	23,370,634	22,032,416	1,338,218	6.07%
Loss on extinguishment of debt	-	316,702	(316,702)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	474,258	1,111,431	(637,173)	(57.33)%
Total non-operating expenses	52,122,648	49,298,920	2,823,728	5.73%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(18,950,782)	(18,371,334)	(579,448)	(3.15)%

Equity in loss of Multifamily Venture Limited Partnership	(3,696,790)	(2,955,647)	(741,143)	(25.08)%

Equity in income of Mezzanine Loan Limited Liability Company	92,293	-	92,293	100.00%

Discontinued operations	77,179,208	30,191,208	46,988,000	155.63%

Net income	$54,623,929	$8,864,227	$45,759,702	516.23%

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

Real Estate Taxes

Real estate taxes increased for the twelve-months ended December 31, 2008 from the comparable period of 2007.  The increase is due mainly to increased costs at numerous properties including the payment of a prior year liability for a property that was split into two separate parcel billings, one of which was not received and paid until 2008.  Additionally, the Company continues to see a trend of escalation in assessed property valuations for properties across the portfolio as renovation projects are completed resulting in new values and the effects of continued reliance placed on local and state property tax revenues.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed values that the Company considers to be unreasonable.  The Company has had success in achieving tax abatements for certain of its properties based on challenges made to the assessed values and anticipates continued success with certain future challenges given the current economic climate.

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

Non-Operating Expenses

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

Mortgage Debt to Fair Value of Real Estate Assets

The Company’s total mortgage debt summary and debt maturity schedule, as of December 31, 2009 is as follows:

Debt Summary
	Balance	Weighted Average Rate

Collateralized – Fixed Rate Debt	$432,627,455	5.71%
Collateralized – Variable Rate Debt	42,203,273	1.52%
Total - Collateralized Debt	$474,830,728

Debt Maturity Summary
Year	Balance	% of Total

2010 (1)	$15,579,044	3.28%
2011	4,924,807	1.04%
2012	10,399,704	2.19%
2013	62,607,515	13.19%
2014	67,902,136	14.30%
Thereafter	313,417,522	66.00%
Total	$474,830,728	100.00%

(1)
The supplemental mortgages outstanding and secured by the Glo property in the amount of $12,210,000 mature in March 2010.  As a requirement of the financing, the amounts maturing in 2010 are backed by irrevocable letters of credit in amounts sufficient to retire the debt.  As a requirement of the irrevocable letters of credit, the issuing bank required corresponding cash be segregated to back the letters of credit.  The segregated cash is reflected as restricted cash on the balance sheet as of December 31, 2009.

The Company’s “Debt-to-Fair Value of Real Estate Assets” as of December 31, 2009 is presented in the following table.  Fair value of real estate assets is based on management’s best estimate.  As with any estimate, management’s estimate of the fair value of properties represents only its good faith opinion as to that value, and there can be no assurance that the actual value that might, in fact, be realized for any such property would approximate that fair value.

In establishing management’s estimate of fair value of real estate assets management examines relevant market and operating data including, but not limited to, recent transactions in each market, operating results for each property, macro and micro-economic data from respected external sources at both a national and local level as well as actual local knowledge.  Fair values are generally determined by using a number of analytical calculations, including discounting projected future cash flow, applying estimated market capitalization rates (“Cap-Rates”) to current pro forma operating information and comparing per unit results with current replacement cost estimates.  In the latter part of 2008 and continuing through out 2009, transaction volume dropped off dramatically from earlier years.  Actual transactions are often used as a base line for determining Cap-Rates, however, with the drop in actual transactions especially late in the year, there was limited relevant actual data available for use in management’s analysis.  Management used verifiable third party data and its own market knowledge, taking into consideration the location of the property, recent renovation activity, the quality of the asset, its operating cash flows, its age and currently available long-term financing rates to arrive at the estimated Cap-Rates used in its fair value analysis.  Management generally applies lower Cap-Rates to high-rise than to garden style communities.   Managements estimated comparative average Cap-Rate as of December 31, 2009 and 2008 was 6.92%.  The lack of significant change in Cap-Rates from 2008 to 2009 is reflective of continued lack of buyer demand, lack of liquidity in the market, the economic downturn and the increase in interest rates on available mortgage debt, as well as changes in the availability of capital for purchasing multifamily real estate, especially late in 2008 and through out 2009.  The impact of rising Cap-Rates on our portfolio was offset somewhat by increases in net operating income for 2009 at our properties.

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

Fair Value of Real Estate Assets is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  At December 31, 2009 and 2008, the aggregate net book value of our real estate assets was $441,983,721 and $419,002,572, respectively, as compared to the fair values at December 31, 2009 and 2008 of $659,266,000 and $615,887,000, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation.  The increase in the net book value of the portfolio is related mainly to the acquisition of the Glo property and the completion of the development of The Reserves at Arboretum Place property during 2009.

The increase in the fair values is due mainly to the incremental value derived from the acquisition of the Glo property and the completion of the development of The Reserves property.   Prevailing economic forces continue to place downward pressure on property valuations which resulted in a net decrease in fair values for the Same Store properties during 2009.  Both the Glo acquisition and The Reserves development were encumbered with new debt during 2009 which combined with the Same Store fair value decreases resulted in a higher debt-to-fair value of real estate assets ratio at December 31, 2009.

The following table reconciles the fair value of our real estate assets to the net book value of real estate assets as of December 31, 2009 and 2008.

Debt-to-Fair Value of Real Estate Assets
	2009	2008

Net book value of multifamily apartment communities	$441,983,721	$419,002,572
Accumulated depreciation	168,718,977	136,678,464
Historical cost	610,702,698	555,681,036
Increase in fair value over historical cost	48,563,302	60,205,964
Fair Value – estimated	$659,266,000	$615,887,000

Mortgage Debt & Notes Payable	$490,550,728	$432,013,999

Debt-to-Fair Value of Real Estate Assets	74.41%	70.15%

The debt-to-fair value of real estate assets includes outstanding borrowings under the revolving credit facility available from an affiliate of the Company of $15,720,000 and $0 at December 31, 2009 and 2008, respectively. The revolving credit facility available from an affiliate of the Company contains covenants that require the Company to maintain certain financial ratios, including an indebtedness to value ratio not to exceed 75%.  If the Company were to be in violation of these covenants, we would be unable to draw advances from our line which could have a material impact on our ability to meet our short-term liquidity requirements.  Further, if we were unable to draw on the line, we may have to slow or temporarily stop our rehabilitation projects, which could have a negative impact on our results of operations and cash flows.  As of December 31, 2009 and 2008, the Company was in compliance with the covenants of the revolving credit facility available from an affiliate of the Company.  Fair value of the real estate assets is based on the management most current valuation of properties, which was computed for all properties owned at December 31, 2009 and 2008.

The fair values are based on management’s best estimate of current value for properties owned as of December 31, 2009 and 2008.  Capital discounts rates used in management’s estimates range from a low of 5.50% to a high of 8.00%.  Estimated values of individual properties within the portfolio range from $6,467,000 to $138,793,000.

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Net income (loss)	$(28,766,324)	$54,623,929	$8,864,227
Add:
Depreciation of real property	28,207,506	24,618,377	26,460,337
Depreciation of real property included in results of discontinued operations	-	3,335,613	528,907
Amortization of acquired in-place leases and tenant relationships	827,930	474,258	1,111,431
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	-	-	21,564
Equity in loss of Multifamily Venture Limited Partnership	4,224,160	3,696,790	2,955,647
Funds from operations of Multifamily Venture Limited Partnership	1,047,143	1,319,657	100,308
Less:
Noncontrolling interest in properties share of funds from operations	(756,263)	(932,812)	(947,933)
Gain on disposition of real estate assets	-	(79,487,487)	(32,111,239)
Funds from Operations	$4,784,152	$7,648,325	$6,983,249

FFO for the year ended December 31, 2009 decreased as compared to FFO for the year ended December 31, 2008.  The decrease in FFO is due primarily to changes in the accounting for transaction costs under ASC 805-10 and the write-off of the Company’s investment in the Mezzanine Loan LLC in the amount of $1,117,825.  ASC 805-10 requires that costs associated with acquisition transactions be expensed in the period incurred.  Prior to the implementation of ASC 805-10, transaction costs were capitalized and included in the depreciable basis of acquired properties.  Transaction costs for the acquisition of Glo Apartments total approximately $1,183,299, which were included in General and Administrative expense on the Consolidated Statement of Operations.  Additionally, payment of the judgment related to a matter ruled against the Company on appeal, of approximately $747,992, also contributed to the decrease in FFO in the comparable years.

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

While economists declared the worst recession to hit the United States since the 1930’s to be over in late 2009, with policymakers efforts to stabilize the banking system and provide a fiscal stimulus to the economy, the high national unemployment rate remains a drag to a strong economic recovery.  While there are many indications of stabilization in both domestic and foreign economies, the signs of robust recovery have yet to manifest themselves.  Even if the recession is technically over, labor markets tend to recover with some lag, and it is only when labor markets stabilize that there will be an increase in household formation, which represents the greatest driver for rental apartments.

The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company recognizes, however, that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or a lack of improvement in employment rates could have a negative impact on both occupancy and rent levels.  Credit worthy borrowers in the multifamily sector have continued to be able to access capital through Fannie Mae and Freddie Mac, and other sources, through 2009 and into 2010 at historically attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations.  The tables present principal cash flows and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2009 and 2008.

The following table reflects the mortgage notes payable as of December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt	$3,369,044	$4,924,807	$9,738,365	$61,802,741	$67,085,003	$285,707,495	$432,627,455

Average Interest Rate	5.29%	5.53%	5.74%	5.08%	5.51%	5.90%	5.71%

Variable Rate Debt	$12,210,000	$-	$661,339	$804,774	$817,133	$27,710,027	$42,203,273

Average Interest Rate	1.52%	1.52%	1.52%	1.52%	1.52%	1.52%	1.52%

The following table reflects the mortgage notes payable as of December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt	$18,723,558	$3,372,626	$3,539,266	$7,444,714	$75,141,327	$323,792,508	$432,013,999

Average Interest Rate	5.19%	5.25%	5.24%	5.62%	5.14%	5.82%	5.64%

The level of market rate interest risk increased during 2009.  The increase relates mainly to incrementally higher levels of outstanding mortgage debt payable of $474,830,728 at December 31, 2009 from the December 31, 2008 balance of $432,013,999.  Additionally, the market rate interest risk increase escalated due to incremental increases in the average interest rate of the outstanding debt over the same period.  Additionally, the market rate interest risk increase can also be attributed  to higher interest rates on fixed rate debt acquired and or assumed during the years ended December 31, 2009 and 2008 which was partially offset by variable interest rate debt assumed during 2009 that currently bears a low variable interest rate as of December 31, 2009.

The Company manages its interest rate risk on mortgage debt by monitoring the funding markets and the related changes in prevailing mortgage debt interest levels.  Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate.  The Company has been successful in obtaining new financing during the 2009 and 2008, a period in which the debt market has been challenged by unfavorable national economic conditions as well as declines in property values and the tightening of lending guidelines by creditors.  The Company continues to take advantage of all opportunities to acquire long term debt at favorable interest rates via first mortgage refinancing, supplemental mortgage financing and assumption of debt with favorable terms pursuant to the acquisition of new properties.

As of December 31, 2009 and 2008, respectively, the Company had $42,203,273 and $0 of variable interest rate debt outstanding.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 58 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with oversight and input from the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2009.  The Company’s management based its assessment on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of  the Securities Exchange Act Rules 13a -15 or 15d-15 that occurred during the quarter ended December 31, 2009 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and directors are as follows:

Name and age	Position or Offices Held

Douglas Krupp (63)	Chairman of the Board of Directors
David C. Quade (66)	President, Chief Financial Officer and Director
Randolph G. Hawthorne (60)	Director
Robert M. Kaufman (60)	Director
Richard B. Peiser (61)	Director
Frank Apeseche (52)	Vice President and Treasurer
Christopher M. Nichols (45)	Vice President, Controller and Assistant Secretary
Mary Beth Bloom (36)	Vice President and Secretary

Douglas Krupp, Director and Chairman of the Board of Berkshire Income Realty, Inc. since January 28, 2005.  Mr. Krupp is also the co-founder and Vice-Chairman of our affiliate, the Berkshire Group, an integrated real estate and financial services firm engaged in real estate acquisitions, property management and investment sponsorship.  The Berkshire Group was established as The Krupp Companies in 1969.  Mr. Krupp served as Chairman of the Board of Trustees of both Krupp Government Income Trust I & Krupp Government Income Trust II from 1991-2005.  Formerly, Mr. Krupp served as Chairman of the Board of Directors of Berkshire Realty Company, Inc. and Harborside Healthcare Company, two publicly traded companies on the NYSE Amex. Mr. Krupp is a member of the Anti-Defamation League’s National Executive Committee, a member of its Board of Trustees and Vice President of the ADL Foundation.  Mr. Krupp is on the Board of Directors for The Commonwealth Shakespeare Company, a Member of the Corporation of Partners HealthCare System and a past member of the Board of Directors for Brigham & Women's Hospital.  Mr. Krupp is a graduate of Bryant College.  In 1989, he received an Honorary Doctorate of Science in Business Administration from this institution and was elected trustee in 1990.

David C. Quade, Director, President and Chief Financial Officer of Berkshire Income Realty, Inc. since July 19, 2002.  Since December of 1998, Mr. Quade has been Executive Vice President and Chief Financial Officer of The Berkshire Group and Berkshire Property Advisors, LLC, both affiliates of Berkshire Income Realty.  During that period, he led the efforts to acquire, finance and asset manage the initial properties contributed by KRF Company in connection with the Offering.  Previously, Mr. Quade was a Principal and Executive Vice President and Chief Financial Officer of Leggat McCall Properties from 1981-1998, where he was responsible for strategic planning, corporate and property financing and asset management.  Before that, Mr. Quade worked in senior financial capacities for two NYSE Amex listed real estate investment trusts, North American Mortgage Investors and Equitable Life Mortgage and Realty Investors.  He also worked at Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm.  He has a Professional Accounting Program degree from Northwestern University Graduate School of Business.  Mr. Quade also holds a Bachelor of Science degree and a Master of Business Administration degree from Central Michigan University.  Mr. Quade also serves as Chairman of the Board of Directors of the Marblehead/Swampscott YMCA and Director of the North Shore YMCA.

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

Christopher M. Nichols, Vice President, Controller and Assistant Secretary of Berkshire Income Realty, Inc. since July 19, 2002.  Mr. Nichols currently holds the position of Vice President, Controller and Assistant Secretary of Berkshire Income Realty, Inc.  Mr. Nichols is also the Company’s Principal Accounting Officer.  Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller.  Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a NYSE Amex listed company.  At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems.  Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997.  Mr. Nichols has a Bachelor of Science degree in Accountancy from Bentley College as well as Associate Degrees in Computer Information Systems and in Electrical Engineering.  Mr. Nichols is a Certified Public Accountant.

Mary Beth Bloom, Vice President and Secretary of Berkshire Income Realty, Inc. since August 9, 2005.  Ms. Bloom currently serves and has served as Vice President and General Counsel to The Berkshire Group, an affiliate of Berkshire Income Realty, Inc, since 2005.  From 2000-2005, Ms. Bloom served as the Assistant General Counsel to The Berkshire Group and from 2003-2005, she served as Assistant Secretary to Berkshire Income Realty, Inc.  Prior to joining The Berkshire Group, Ms. Bloom was an attorney with John Hancock Financial Services.  She received a Bachelor of Arts from the College of the Holy Cross and a Juris Doctor from New England School of Law.  Ms. Bloom is admitted to practice law in Massachusetts and New York and is a member of the American, Massachusetts and New York Bar Associations.

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex rules and regulations.  Such persons act as the Company’s Audit Committee.  The Board has determined that Robert Kaufman qualifies as an “audit committee financial expert” under applicable SEC rules and regulations.

The Company does not currently have a nominating committee as the Board has determined, given its relatively small size, that Robert Kaufman, Randolph Hawthorne and Richard Peiser, (the “Independent Directors”) shall perform this function. Nominees for positions on the Board are identified and recommended by a majority of the Independent Directors on the Board (as defined in the NYSE Amex listing requirements).  Director candidates, including Directors up for re-election and those nominated by Shareholders entitled to vote for the election of directors, are considered based upon various criteria, including broad-based business and professional skills and experience, personal integrity, sound business judgment, community involvement, and time available to devote to Board activities.  The 5 nominees approved by the Board are Directors standing for re-election.  The Company has not paid a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.  The Board did not receive a Director candidate recommendation from a shareholder that beneficially owned more than 5% of the Company’s common voting shares or from a group of shareholders that beneficially owned, in the aggregate, more than 5% of the Company’s common voting shares.  The Board will consider Director candidates recommended by shareholders entitled to vote for the election of directors.

A shareholder entitled to vote for the election of directors, who wishes to recommend a prospective nominee for the Board should notify the Company’s Secretary in writing at One Beacon Street, Suite 1500, Boston, MA 02108 with the identity of the nominator and nominee, the biographical information for each nominee, a description of business and personal experience for each nominee, a written consent from the nominee to serve as a Director if so elected and any other information that the voting shareholder considers appropriate at least 90 days prior to the annual meeting at which Directors are to be elected.

The Company has adopted a code of ethics (the “Code”) that applies to all of its employees (including its principal executive officers, principal financial officer and principal accounting officer) and directors.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code applicable to certain enumerated executive officers by posting such information on its website at http://www.berkshireincomerealty.com.  The Company shall provide to any person without charge, upon request, a copy of the Code.  Any such request must be made in writing to the Company, c/o James Juliano, One Beacon Street, Boston, MA 02108.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company’s directors, executive officers and 10% stockholders, during the fiscal year ended December 31, 2009 and prior fiscal years, except as noted below, none of the Company’s directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

Randolph Hawthorne, a director filed a Form 4 on an untimely basis on March 16, 2010 that covered his purchase, that took place on March 13, 2009, of 100 shares of the Company’s 9% Series A Cumulative Redeemable Preferred Stock.  Additionally, David Quade, a director and executive officer filed two Form 4’s on an untimely basis on April 30, 2009 and November 17, 2009, respectively, that covered purchases made by his spouse, that took place on April 21, 2009 and November 9, 2009, respectively, of 300 and 65 shares, respectively, of the Company’s 9% Series A Cumulative Redeemable Preferred Stock.

ITEM 11.                      EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee as the Board has determined that in light of the fact that except for our independent directors identified above, our executive officers and directors are not compensated by us for their services to us as officers and directors.  However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor.  The Company has no employees under any employment or other agreement either formal or implied.  The Company pays Berkshire Advisor, an affiliate, property and asset management fees for services related to the management of the Company.  The Company also reimburses Berkshire Advisor for the salaries of employees of the Advisor who work directly at our properties.  The Company does not bear risk associated with compensation policies and practices of employees as employee related costs incurred by the Advisor are limited to the fixed management fees or cost reimbursements paid by the Company.  Refer to Part IV Item 15 - Notes to the Consolidated Financial Statements, Footnote 13 – Related Party transaction for additional information.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)

N/A	N/A	$-	$-	$-	$-	$-	$-	$-	$-
		$-	$-	$-	$-	$-	$-	$-	$-

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex rules and regulations.  The Board has determined that the independent directors will be compensated at the rate of $30,000 per year, payable in cash, for their service as directors and receive reimbursement for their travel expenses incurred in connection with Board duty.  There were no other arrangements to compensate the directors for Board or committee involvement in 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2009 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group.  The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Class B Common Stock	Douglas Krupp	1,283,313	(2)	91%
Class B Common Stock	George Krupp	1,283,313	(3)	91%
Class B Common Stock	Douglas Krupp 1980 Family Trust	1,283,313	(4)	91%
Class B Common Stock	George Krupp 1980 Family Trust	1,283,313	(5)	91%
Class B Common Stock	Krupp Family Limited Partnership-94	1,283,313	(6)	91%
Class B Common Stock	KRF Company	1,283,313		91%
Class B Common Stock	Thomas Shuler	63,560		5%
Class B Common Stock	David Olney	59,323		4%
Class B Common Stock	All directors and executive officers as a group	1,406,196	(7)	100%
Preferred Shares	Robert M. Kaufman	74,573	(8)	5%
Preferred Shares	Thomas Shuler	6,760		*
Preferred Shares	Randolph G. Hawthorne	4,600		*
Preferred Shares	Richard B. Peiser	2,955		*
Preferred Shares	David C. Quade	1,434	(9)	*
Preferred Shares	Mary Beth Bloom	1,150		*

* - Represents less than 1% of shares outstanding in class.

(1)	c/o The Berkshire Group, One Beacon Street, Suite 1500, Boston, MA 02108.

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

(4)  Includes 1,283,313 shares owned by KRF Company.  The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company.  The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94.  By virtue of its interest in The Krupp Family Limited Partnership-94, The Douglas Krupp 1980 Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company.  The trustee of the Douglas Krupp 1980 Family Trust is Robert Dombroff.  The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp or George Krupp.

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

(8)
Robert M. Kaufman does not own shares of Class B common stock.  Mr. Kaufman does own 67,673 shares of the Preferred Shares of the Company.  Additionally, 6,900 shares of the Preferred Shares are owned Mr. Kaufman’s spouse and may be deemed to be beneficially owned by Mr. Kaufman.

(9)
David C. Quade does not own shares of Class B common stock.  Mr. Quade does own 874 shares of the Preferred Shares of the Company.  Additionally, 560 shares of the Preferred Shares are owned Mr. Quade’s spouse and may be deemed to be beneficially owned by Mr. Quade.

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock.  As of December 31, 2009 and 2008, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about shares of our equity securities outstanding and available for issuance under equity compensation plans.  The Company does not have equity securities outstanding or available for issuance under an equity compensation plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Column (a)	Column (b)	Column (c)
Equity compensation plan approved by security holders	$-	$-	$-
Equity compensation plans not approved by security holders	-	-	-
Total	$-	$-	$-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Management Fees

We have entered into an advisory services agreement with Berkshire Advisor.  Douglas Krupp, one of our directors, together with his brother George Krupp (formerly a director of the Company and former Chairman of the Board), indirectly own substantially all of the member interests in Berkshire Advisor.  Under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties.  The purchase price is defined as the capitalized basis of an asset under GAAP including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the Audit Committee (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and NYSE Amex).

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.  Berkshire Advisor earned asset management fees of $1,649,256, $1,673,441 and $1,673,446 during 2009, 2008 and 2007, respectively.
 The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties.  As of December 31, 2009 and 2008, respectively, $412,316 and $418,360 of the asset management fees are payable to Berkshire Advisor.

During 2009, 2008 and 2007, Berkshire Advisor, an affiliate of The Berkshire Group, acted as property manager under property management agreements between the Company and Berkshire Advisor.  Under the property management agreement, Berkshire Advisor is entitled to receive a property management fee, payable monthly, equal to 4% of the gross rental receipts, including rentals and other operating income, received each month with respect to all managed properties.  The total amount of property management fees paid or accrued to Berkshire Advisor under the property management agreements was $3,041,240, $3,335,681 and $3,374,992 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, respectively, $346,257 and $572,801 of the 2009 and 2008 property management fees are payable to Berkshire Advisor.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us.  Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the Audit Committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and NYSE Amex).

Berkshire Advisor received acquisition fees for 2009, 2008 and 2007 as follows:

	Acquisition Fee	Acquisition Fee	Acquisition Fee
	2009	2008	2007

Glo	$427,500	$-	$-
Executive House	-	500,000	-
Hampton House	-	-	205,000
Sunfield Lakes	-	-	242,250
	$427,500	$500,000	$447,250

Pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009, the acquisition fee paid to Berkshire Advisor on the GLO acquisition was charged to operating expenses for the year ended December 31, 2009.  The acquisition fees paid in 2008 and 2007, have been capitalized and are included in the caption “Multifamily apartment communities” in Part IV Item 15 – Consolidated Balance Sheets.

As of January 1, 2005, the Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $438,965, $612,312 and $808,024 in construction management fees for the year ended December 31, 2009, 2008 and 2007, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of December 31, 2009, the Company has completed the development of the Arboretum Land development project and has incurred fees totaling $902,500 for the project, of which of $202,500 were incurred during the year ended December 31, 2009.  The Company incurred $300,000 and $400,000 of development fees on the same project in the years ended December 31, 2008 and 2007, respectively.  The fees, of which $270,750 is related to predevelopment activities and $631,750 is related to the development phase, are based on the project’s development/construction costs.  As of December 31, 2009 and 2008, $202,500 and $0, remained payable related to the project respectively.

Under the advisory services agreement and the property management agreements, Berkshire Advisor is reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties.

Berkshire Advisor also is reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services.  Expense reimbursements paid were $200,900, $195,900 and $250,596 for the years ended December 31, 2009, 2008 and 2007, respectively.  Salary reimbursements paid were $9,243,927, $8,795,648 and $9,380,153 for the years ended December 31, 2009, 2008 and 2007, respectively.

In addition to the fees listed above, the Multifamily Limited Partnership Venture paid construction management fees of $570,602, $3,118,380 and $2,313,745, property management fees of $5,841,648, $5,637,868 and $3,692,478 and asset management fees of $4,763,937, $3,282,256 and $2,362,104 to Berkshire Advisor during 2009, 2008 and 2007, respectively.

On November 12, 2009, the Audit Committee of the Board of Directors (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE Amex) approved an amendment to the Advisory Services Agreement with our Advisor, who is an affiliate of the Company, to add an additional variable incentive asset management fee component (the “Incentive Advisory Fee”), which will be based on the increase in value of the Company over a base value (“Base Value”) as defined in the Amendment to the Advisory Service Agreement (the “Amendment”) to be established as of December 31, 2009.  The Amendment, which will become effective as of January 1, 2010, would require the Company to accrue an incentive asset management fee to the Advisor of 10% of the increase in value of the Company above the established Base Value (with a 12% cap  if the formula exceeds 10% under certain circumstances).
The Incentive Advisory Fee is variable and therefore to the extent the value of the Company as defined in the Amendment decreases the accrued incentive fee would be reduced accordingly.  At inception of the plan, January 1, 2010, the liability under the Amendment will be zero, and future liability will be based upon the growth of value of the Company over the Base Value.

The Advisor, Berkshire Property Advisors, LLC, has established an incentive compensation plan for its key employees for which future accrued liability will be equal to the accrued liability of the Incentive Advisory Services Fee.  Payments under the plan are required when vested plan participants leave the Advisor and under certain other limited circumstances.  Additional limits have been place on the total amount of payments that can be made in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The objective of the plan is to provide key management of the Advisor, which manages the Company, an incentive to grow the value of the company.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

The Company does not have written polices and procedures for the review, approval or ratification of transactions with related persons. The Audit Committee (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and NYSE Amex) reviews and approves all related-party transactions. The review and approval responsibility of the Audit Committee is evidenced by the Audit Committee Charter.

Director Independence

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex rules and regulations.  Such persons act as the Company's Audit Committee, which does not include any non-independent directors of the Company.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $386,000 and $363,400 for the years ended December 31, 2009 and 2008, respectively, for the audit of the Company’s annual financial statements included in the Company’s Form 10K and review of financial statements included in the Company’s Forms and 10-Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $40,900 and $13,652 for the years ended December 31, 2009 and 2008, respectively for Sarbanes-Oxley readiness procedures and  the audit of certain subsidiaries.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $52,725 and $51,600 for the years December 31, 2009 and 2008, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 and $0 for the years ended December 31, 2009 and 2008, respectively.

Before the Company’s independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., is engaged by the Company or its subsidiaries to render audit services, the engagement is approved by the Audit Committee, which is comprised solely of directors who are independent under applicable SEC and NYSE Amex rules.  All audit-related fees, tax fees and other fees are pre-approved by such Audit Committee and are subject to a fee cap, which cannot exceed 5% of the total amount of the Company’s revenues.

The percentage of services described above in the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were approved by the Audit Committee is 100%.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           See “Index to Financial Statements and Financial Statement Schedule” on page 58 to this report.

(b)           Exhibits:
Number and Description Under Regulation S-K

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

3.2	By laws of the Registrant (Incorporated by reference to Exhibit No. 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.1
Amended and Restated Agreement of Limited Partnership of Berkshire Income Realty - OP, L.P. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.2
Contribution and Sale Agreement among KRF Company, L.L.C., KRF GP, Inc., Berkshire Income Realty - OP, L.P. and BIR Sub, L.L.C. (Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.3
Advisory Services Agreement between the Registrant and Berkshire Real Estate Advisors, L.L.C. (Incorporated by reference to Exhibit No. 10.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.4
Property Management Agreement between KRF3 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002 (Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.5
Property Management Agreement between Walden Pond Limited Partnership and BRI OP Limited Partnership dated January 1, 2002 (Incorporated by reference to Exhibit No. 10.5 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.6
Property Management Agreement between KRF5 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002. (Incorporated by reference to Exhibit No. 10.6 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.7
Property Management Agreement between KRF3 Acquisition Company, L.L.C. and BRI OP Limited Partnership dated January 1, 2002 (Incorporated by reference to Exhibit No. 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.8
Property Management Agreement between Seasons of Laurel, L.L.C. and BRI OP Limited Partnership dated January 1, 2002. (Incorporated by reference to Exhibit No. 10.8 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.9
Letter Agreement between Georgeson Shareholder Communications Inc., Georgeson Shareholder Securities Corporation and the Registrant  (Incorporated by reference to Exhibit No. 10.9 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.10
Waiver and Standstill Agreement, dated as of August 22, 2002, by and among Krupp Government Income Trust, Krupp Government Income Trust II, the Registrant and Berkshire Income Realty-OP, L.P. (Incorporated by reference to Exhibit No. 10.10 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.11
Letter amending Waiver and Standstill Agreement, dated March 5, 2003, among Krupp Government Income Trust, Krupp Government Income Trust II, the Registrant and Berkshire Income Realty-OP, L.P. (Incorporated by reference to Exhibit No. 10.11 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002).

10.12
Letter Agreement, dated November 1, 2002, by and among Aptco Gen-Par, L.L.C., WXI/BRH Gen-Par, L.L.C., BRE/Berkshire GP L.L.C and BRH Limited Partner, L.P. (Incorporated by reference to Exhibit No. 10.12 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.13
Amended and Restated Voting Agreement among Krupp Government Income Trust, Krupp Government Income Trust II and Berkshire Income Realty, Inc. (Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

10.14
Purchase and Sale Agreement dated September 2, 2004, between F.C. Trellis Associates, L.P. and BIR Trellis, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.15
Purchase and Sale Agreement dated September 2, 2004, between F.C. Bridgewater Associates, L.P. and BIR Bridgewater, L.L.C. (Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.16
Purchase and Sale Agreement dated September 2, 2004, between F.C. Arboretum Associates, L.P. and BIR Arboretum, L.L.C. (Incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.17
Purchase and Sale Agreement dated September 2, 2004, between F.C. Silver Hill Associates, L.P. and BIR Silver Hill, L.L.C. (Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.18
Purchase and Sale Agreement dated September 2, 2004, between F.C. Arboretum Land Associates, L.P. and BIR Arboretum Development, L.L.C.  (Incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2004).

10.19
Purchase and Sale Agreement dated September 14, 2004, related to Arrowhead Apartments Associates Limited Partnership, between Capital Realty Investors-II Limited Partnership, C.R.H.C., Incorporated, BIR/ERI LP Arrowhead, L.L.C. and BIR/ERI GP Arrowhead, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.20
Purchase and Sale Agreement dated September 14, 2004, related to Blackburn Limited Partnership, between Capital Realty Investors-II Limited Partnership, CRICO Limited Partnership of Burtonsville, BIR/ERI LP Country Place I, L.L.C. and CIR/ERI GP Country Place I, L.L.C. (Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.21
Purchase and Sale Agreement dated September 14, 2004, related to Second Blackburn Limited Partnership, between Capital Realty Investors-II Limited Partnership, CRICO Limited Partnership of Burtonsville, BIR/ERI LP Country Place II, L.L.C. and CIR/ERI GP Country Place II, L.L.C. (Incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.22
Purchase and Sale Agreement dated September 14, 2004, related to Moorings Apartments Associates Limited Partnership, between Capital Realty Investors-II Limited Partnership, C.R.H.C., Incorporated, BIR/ERI LP The Moorings, L.L.C. and BIR/ERI GP The Moorings, L.L.C. (Incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2004).

10.23
Purchase and Sale Agreement dated December 9, 2004, between BRH Westchester, L.L.C., BRI OP Limited Partnership, Berkshire Income Realty - OP, L.P. and BIR Westchester, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.24
Real Estate Sale Agreement dated December 15, 2004, between EQR - Yorktowne Vistas, Inc. and BIR Yorktowne, L.L.C. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2004).

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

10.27
Purchase and Sale Agreement between Berkshire Income Realty-OP, L.P. and Lake Ridge Apartments, LLC dated May 24, 2005. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on May 31, 2005).

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

10.30
Purchase and Sale Agreement between SCP Apartments, L.L.C., and Madison - Clinton - Tampa, L.L.C., each an Alabama limited liability company and Berkshire Income Realty-OP, L.P., a Delaware limited partnership or its nominee, dated August 3, 2005. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on August 9, 2005).

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

10.36
Purchase and Sale Agreement between ING U.S.-Residential Fund, L.P., a Delaware limited partnership; and Berkshire Income Realty-OP, L.P., a Delaware limited partnership, dated November 10, 2006. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on November 16, 2006).

10.37
Amendment to Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty- OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp Capital Associates, as Administrative Agent. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current report on Form 8-K filed with the SEC on June 6, 2007).

10.38
Purchase and Sale Agreement between St. Marin/Karrington Limited Partnership, a Delaware limited partnership and Williams Asset Management, LLC, a Georgia limited liability company, dated February 26, 2008 (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2008).

10.39
Purchase and Sale Agreement by and among EHGP, Inc., a Pennsylvania corporation, Eric Blumenfeld, an individual, EHA Acquisition, L.P., a Pennsylvania limited partnership, BIR Executive GP, L.L.C. and BIR Executive LP, L.L.C. (Incorporated by reference to Exhibit No. 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2008).

10.40
Purchase and Sale Agreement by and among Anthony W. Packer, an individual, Jerome D. Winnick, an individual, Shoreline/Marin LLC, a Delaware limited liability company, BIR Executive GP, L.L.C. and BIR Executive LP, L.L.C. (Incorporated by reference to Exhibit No. 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2008).

10.41
Purchase and Sale Agreement between BRI Westchester Limited Partnership, a Maryland limited partnership, and Home Properties, L.P., a New York limited partnership, dated September 10, 2008 (Incorporated by reference to Exhibit No. 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2008).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

The information required by this item is set forth below in the financial statements included herein.

BERKSHIRE INCOME REALTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm-------------------------------------------------------------------	59

Consolidated Balance Sheets at December 31, 2009 and 2008----------------------------------------------------------------	60

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007 -----------------	61

Consolidated Statements of Changes in Stockholders’ Equity / Deficit for the Years Ended December 31, 2009, 2008 and 2007----------------------	62

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 ---------------------	63-64

Notes to Consolidated Financial Statements------------------------------------------------------------------------------------	65- 87

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2009----------------------------------------	88-89

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. and subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests in 2009.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2010

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $168,718,977 and $136,678,464, respectively	$441,983,721	$419,002,572
Cash and cash equivalents	17,956,617	24,227,615
Cash restricted for tenant security deposits	1,875,771	1,851,400
Cash restricted other	12,621,014	-
Replacement reserve escrow	3,938,646	5,952,952
Prepaid expenses and other assets	10,092,883	9,314,446
Investment in Multifamily Venture Limited Partnership	11,201,249	15,425,410
Investment in Mezzanine Loan Limited Liability Company	-	947,293
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,108,269 and $888,254, respectively	161,810	388,935
Deferred expenses, net of accumulated amortization of $1,880,816 and $1,244,326, respectively	3,413,587	3,306,807
Total assets	$503,245,298	$480,417,430

LIABILITIES AND EQUITY (DEFICIT)

Liabilities:
Mortgage notes payable	$474,830,728	$432,013,999
Note payable, affiliate	15,720,000	-
Due to affiliates, net	2,149,628	2,291,250
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	11,086,062	11,724,250
Tenant security deposits	1,838,501	1,800,105
Total liabilities	506,462,526	448,667,211

Commitments and contingencies (Note 10)	-	-

Equity (deficit):
Noncontrolling interest in properties	416,382	293,650
Noncontrolling interest in Operating Partnership (Note 12)	(34,251,501)	-
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Accumulated deficit	(39,607,001)	(38,768,323)

Total equity (deficit)	(3,217,228)	31,750,219

Total liabilities and equity (deficit)	$503,245,298	$480,417,430

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the years ended December 31,
	2009	2008	2007
Revenue:
Rental	$74,043,952	$65,441,106	$61,097,846
Interest	104,995	605,703	1,112,953
Utility reimbursement	1,675,779	1,365,137	1,036,912
Other	3,637,353	2,725,314	2,568,557
Total revenue	79,462,079	70,137,260	65,816,268
Expenses:
Operating	20,453,967	17,634,983	17,594,304
Maintenance	4,132,269	4,377,041	3,977,859
Real estate taxes	8,485,196	7,457,360	6,148,643
General and administrative	5,688,334	3,008,333	2,959,250
Management fees	4,770,659	4,487,677	4,208,626
Depreciation	32,136,098	28,277,756	25,838,371
Interest	26,387,424	23,370,634	22,032,416
Loss on extinguishment of debt	-	-	316,702
Amortization of acquired in-place leases and tenant relationships	827,930	474,258	1,111,431
Total expenses	102,881,877	89,088,042	84,187,602

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(23,419,798)	(18,950,782)	(18,371,334)
Equity in loss of Multifamily Venture Limited Partnership	(4,224,160)	(3,696,790)	(2,955,647)
Equity in income (loss) of Mezzanine Loan Limited Liability Company	(947,294)	92,293	-
Loss from continuing operations	(28,591,252)	(22,555,279)	(21,326,981)

Discontinued operations:
Income (loss) from discontinued operations	(175,072)	(2,308,279)	(1,920,031)
Gain on disposition of real estate assets	-	79,487,487	32,111,239
Income (loss) from discontinued operations	(175,072)	77,179,208	30,191,208

Net income (loss)	(28,766,324)	54,623,929	8,864,227
Net (income) loss attributable to noncontrolling interest in properties	376,955	(5,528,481)	(2,031,195)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 12)	34,251,501	(12,689,300)	(3,904,400)
Net income (loss) attributable to Parent Company	5,862,132	36,406,148	2,928,632
Preferred dividend	(6,700,785)	(6,700,682)	(6,700,792)
Net income (loss) available to common shareholders	$(838,653)	$29,705,466	$(3,772,160)

Loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.48)	$(33.76)	$(24.15)

Income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$(0.12)	$54.89	$21.47

Net loss attributable to Parent Company, per common share, basic and diluted	$(0.60)	$21.12	$(2.68)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196

Dividend declared per common share	$0.00	$0.20	$0.07

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	2,978,110	$70,210,830	1,406,196	$14,062	$(64,285,878)	$-	$-	$5,939,014

Net income (loss)	-	-	-	-	2,928,632	-	-	2,928,632

Contributions	-	-	-	-	(9,451)	-	-	(9,451)

Distributions	-	-	-	-	(95,600)	-	-	(95,600)

Distributions to preferred shareholders	-	-	-	-	(6,700,792)	-	-	(6,700,792)

Balance at December 31, 2007	2,978,110	70,210,830	1,406,196	14,062	(68,163,089)	-	-	2,061,803

Net income (loss)	-	-	-	-	36,406,148	5,528,481	-	41,934,629

Contributions	-	-	-	-	-	-	-	-

Distributions	-	-	-	-	(310,700)	(5,234,831)	-	(5,545,531)

Distributions to preferred shareholders	-	-	-	-	(6,700,682)	-	-	(6,700,682)

Balance at December 31, 2008	2,978,110	70,210,830	1,406,196	14,062	(38,768,323)	293,650	-	31,750,219

Net income (loss)	-	-	-	-	5,862,132	(376,955)	(34,251,501)	(28,766,324)

Contributions	-	-	-	-	-	1,404,801	-	1,404,801

Distributions	-	-	-	-	(25)	(905,114)	-	(905,139)

Distributions to preferred shareholders	-	-	-	-	(6,700,785)	-	-	(6,700,785)

Balance at December 31, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(39,607,001)	$416,382	$(34,251,501)	$(3,217,228)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(28,766,324)	$54,623,929	$8,864,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	693,459	536,398	444,901
Amortization of acquired in-place leases and tenant relationships	827,930	474,258	1,132,994
Depreciation	32,136,098	32,458,939	32,709,887
Loss on extinguishment of debt	-	613,061	288,253
Equity in loss of Multifamily Venture Limited Partnership	4,224,160	3,696,790	2,955,647
Equity in (income) loss of Mezzanine Loan Limited Liability Company	947,294	(92,293)	-
Gain on real estate assets related to involuntary conversion	(90,585)	(699,940)	(467,145)
Gain on disposition of real estates assets	-	(79,487,487)	(32,111,239)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(145,912)	(454,677)	(578,431)
Prepaid expenses and other assets	136,902	2,516,217	(1,060,994)
Due to/from affiliates	(141,622)	338,703	572,075
Accrued expenses and other liabilities	(224,422)	(2,059,095)	795,472
Net cash provided by operating activities	9,596,978	12,464,803	13,545,647

Cash flows from investing activities:
Capital improvements	(14,288,389)	(30,854,954)	(19,114,398)
Acquisition of multifamily apartment communities	(849,719)	(20,148,140)	(45,009,930)
Proceeds from sale of properties	-	72,281,539	44,697,455
Interest earned on replacement reserve deposits	(23,122)	(71,400)	(82,333)
Restricted cash	(12,621,014)	-	-
Deposits to replacement reserve escrow	(1,605,940)	(63,549)	(1,855,101)
Withdrawals from replacement reserve escrow	3,643,369	3,344,208	-
Investment in Multifamily Venture Limited Partnership	-	(2,327,750)	(8,890,950)
Investment in Mezzanine Loan Limited Liability Company	-	(855,000)	-
Distributions from investment in Multifamily Venture Limited Partnership	-	-	141,802
Net cash (used in) provided by investing activities	(25,744,815)	21,304,954	(30,113,455)

Cash flows from financing activities:
Borrowings from mortgage notes payable	19,515,761	13,200,000	73,090,000
Principal payments on mortgage notes payable	(18,902,305)	(12,319,867)	(29,171,254)
Prepayments of mortgage notes payable	-	(6,433,293)	(6,393,374)
Borrowings from revolving credit facility – affiliate	15,720,000	15,000,000	37,500,000
Principal payments on revolving credit facility – affiliate	-	(15,000,000)	(37,500,000)
Good faith deposits on mortgage notes payable	-	341,250	(341,250)
Deferred financing costs	(255,494)	(874,656)	(788,188)
Contribution from noncontrolling interest holders	1,404,801	-	-
Distributions paid to tax authority on behalf of partners	-	(875,000)	(9,451)
Distributions to noncontrolling interest in properties	(905,114)	(4,359,831)	(2,031,195)
Distributions on common operating partnership units	(25)	(14,000,000)	(4,000,000)
Distributions to preferred shareholders	(6,700,785)	(6,700,682)	(6,700,792)
Net cash provided by (used in) financing activities	9,876,839	(32,022,079)	23,654,496

Net increase (decrease) in cash and cash equivalents	(6,270,998)	1,747,678	7,086,688
Cash and cash equivalents at beginning of period	24,227,615	22,479,937	15,393,249
Cash and cash equivalents at end of period	$17,956,617	$24,227,615	$22,479,937

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended December 31,
	2009	2008	2007
Supplemental disclosure:
Cash paid for interest	$25,855,880	$28,128,711	$27,962,604
Capitalization of interest	$152,188	$395,514	$107,267

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$109,769	$604,296	$465,491
Dividends declared and payable to preferred shareholders	$837,607	$837,607	$837,607
Dividends and distributions declared and payable on common operating partnership units and shares	$-	$-	$1,000,000
Mortgage debt assumed by buyer	42,203,273	100,002,097	-
Write-off of real estate assets – involuntary conversion	278,988	1,206,363	-
Insurance proceeds receivable – involuntary conversion	891,208	1,317,693	529,570

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$(41,602,373)	$(50,205,199)	$(45,040,527)
Acquired in-place leases and tenant relationships	(607,893)	(662,187)	(615,003)
Prepaid expenses and other assets	(1,083,422)	(640,758)	-
Deferred expenses	-	-	(346,568)
Liabilities assumed:
Accrued expenses	80,760	293,134	737,089
Tenant security deposit liability	159,936	401,496	255,079
Mortgage assumed	42,203,273	30,665,374	-
Net cash used for acquisition of multifamily apartment communities	$(849,719)	$(20,148,140)	$(45,009,930)

Sale of real estate:

Gross selling price	$-	$175,650,000	$45,450,000
Payoff of mortgage note payable	-	(6,433,293)	-
Assumption of mortgage notes payable	-	(92,566,152)	-
Cost of sale	-	(4,369,016)	(752,545)
Cash flows from sale of real estate assets	$-	$72,281,539	$44,697,455

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  The Company conducts its business through Berkshire Income Realty-OP, L.P. (the “Operating Partnership”).

The Company’s consolidated financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership.  The Company owns preferred and general partner interests in the Operating Partnership.  The remaining common limited partnership interests in the Operating Partnership, owned by KRF Company and affiliates, are reflected as Noncontrolling Interest in Operating Partnership in the financial statements of the Company.

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2009 is presented below:

Description	Location	Year Acquired		Total Units (Unaudited)	Ownership Interest	2009 Occupancy (1) (Unaudited)

Berkshires of Columbia	Columbia, Maryland	1983		316	91.38%	95.97%
Seasons of Laurel	Laurel, Maryland	1985		1,088	100.00%	96.21%
Walden Pond/Gables	Houston, Texas	1983/2003		556	100.00%	90.68%
Laurel Woods	Austin, Texas	2004		150	100.00%	93.35%
Bear Creek	Dallas, Texas	2004		152	100.00%	93.28%
Bridgewater	Hampton, Virginia	2004		216	100.00%	94.18%
Arboretum	Newport News, Virginia	2004		184	100.00%	94.74%
Reserves at Arboretum	Newport News, Virginia	2009	(2)	143	100.00%	68.38	% (3)
Silver Hill	Newport News, Virginia	2004		153	100.00%	93.18%
Arrowhead	Palatine, Illinois	2004		200	58.00%	95.07%
Moorings	Roselle, Illinois	2004		216	58.00%	95.62%
Country Place I	Burtonsville, Maryland	2004		192	58.00%	94.90%
Country Place II	Burtonsville, Maryland	2004		120	58.00%	94.90%
Yorktowne	Millersville, Maryland	2004		216	100.00%	94.66%
Berkshires on Brompton	Houston, Texas	2005		362	100.00%	96.63%
Riverbirch	Charlotte, North Carolina	2005		210	100.00%	92.57%
Lakeridge	Hampton, Virginia	2005		282	100.00%	94.10%
Berkshires at Citrus Park	Tampa, Florida	2005		264	100.00%	92.75%
Briarwood Village	Houston, Texas	2006		342	100.00%	96.09%
Chisholm Place	Dallas, Texas	2006		142	100.00%	96.55%
Standard at Lenox Park	Atlanta, Georgia	2006		375	100.00%	93.65%
Berkshires at Town Center	Towson, Maryland	2007		196	100.00%	86.55%
Sunfield Lakes	Sherwood, Oregon	2007		200	100.00%	94.03%
Executive House	Philadelphia, Pennsylvania	2008		302	100.00%	94.64%
GLO	Los Angeles, California	2009		201	89.955%	90.92%
				6,778

All of the properties in the above table are encumbered by mortgages as of December 31, 2009 with the exception of the Berkshires at Citrus Park property.

(1)       Represents the average year-to-date physical occupancy.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and fully leased during the year ended December 31, 2009.

(3)
The average occupancy for The Reserves at Arboretum Place property reflects the lease up of the property after completion of construction in early 2009.  The physical occupancy was 96.15% as of December 31, 2009.

Discussion of dispositions for the years ended December 31, 2009, 2008 and 2007

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis at Lee’s Mill (“Trellis”) in Newport News, Virginia.  The proceeds from the sale of Trellis in the amount of $5,324,664 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of proceeds from the sale of Trellis by purchasing qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations in accordance with ASC 360-10.

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s Forge (“Dorsey’s”) in Columbia, Maryland.  The Company’s share of the proceeds from the sale of Dorsey’s in the amount of $13,137,316 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of the proceeds from the sale of Dorsey’s by purchasing qualified replacement property.  The operating results of Dorsey’s have been presented in the consolidated statement of operations as discontinued operations in accordance with ASC 360-10.

On April 28, 2008, the Operating Partnership completed the sale of 100% of its interest in St. Marin/Karrington Apartments (“St. Marin”) in Coppell, Texas.  The selling price was $61,750,000 and subject to normal closing costs and operating prorations.  The Company retained the balance of the sale proceeds in its operating account for its operating use. The operating results of St. Marin have been presented in the consolidated statement of operations as discontinued operations in accordance with ASC 360-10.

On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshires at Westchase Apartments (“Westchase”) in Houston, Texas.  The selling price was $12,400,000 and subject to normal closing costs and operating prorations.  The proceeds from the sale of Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Westchase have been presented in the consolidated statement of operations as discontinued operations in accordance with ASC 360-10.

On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments (“Century”) in Cockeysville, Maryland.  The selling price was $52,000,000 and subject to normal closing costs and operating prorations.  The Company’s portion of the net proceeds from the sale of Century was deposited in the Company’s operating account for its operating use.  The operating results of Century have been presented in the consolidated statement of operations as discontinued operations in accordance with ASC 360-10.

On December 30, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchester West Apartments (“Westchester West”) in Silver Spring, Maryland.  The selling price was $49,500,000 and subject to normal closing costs and operating prorations.  The proceeds from the sale of Westchester West were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  Subsequently, the proceeds were distributed from the qualified intermediary and deposited in the Company’s operating account for its operating use.  The operating results of Westchester West have been presented in the consolidated statement of operations as discontinued operations in accordance with ASC 360-10.

There were no dispositions during the year ended December 31, 2009.

2.           SIGNIFICANT ACCOUNTING POLICIES

Principles of combination and consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities which it controls including those entities subject to ASC 810-10.  Variable interest entities (“VIEs”) are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  In accordance with ASC 810-10, the Company consolidates VIEs for which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity.  The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

For entities not deemed to be VIEs, the Company consolidates those entities in which it owns a majority of the voting securities or interests, except in those instances in which the noncontrolling voting interest owner effectively participates through substantive participative rights, as discussed in ASC 810-10 and ASC 970-323. Substantive participatory rights include the ability to select, terminate, and set compensation of the investee’s management, the ability to participate in capital and operating decisions of the investee (including budgets), in the ordinary course of business.

The Company also evaluates its ownership interests in entities not deemed to be VIEs, including partnerships and limited liability companies, to determine if its economic interests result in the Company controlling the entity as promulgated in ASC 810-20.

Real estate

Real estate assets are recorded at depreciated cost. The cost of acquisition (exclusive of transaction cots), development and rehabilitation and improvement of properties are capitalized. Interest costs are capitalized on development projects until construction is substantially complete.  There was $152,188, $395,613 and $107,267 of interest capitalized in 2009, 2008 and 2007, respectively. Recurring capital improvements typically include appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10-, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and value of other tenant relationships, based in each case on their fair values.  The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in 810-10.

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

The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight line method of amortization over a 24 month period. The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2009 acquisitions as of the acquisition date:

Property	Multifamily Apartment Communities	Acquired In-Place Leases	Tenant Relationships	Total booked at acquisition date

Glo	$41,602,373	$500,940	$106,953	$42,210,266

The purchase of Glo was subject to the assumption of the existing mortgage debt on the property at the time of closing.  The Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition, assumed mortgage notes payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of December 31, 2009, the interest rate is 1.52%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  These principal reduction payments due in 2010 are backed by cash secured irrevocable letters of credit of corresponding amounts.  The cash is reflected as restricted cash on the balance sheet as of December 31, 2009.

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

Pursuant to ASC 360-10, management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  No such impairment losses have been recognized to date.

Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other than temporary.  Please refer to Note 4 – Investment in Mezzanine Loan Limited liability Company for further discussion of impairments recorded.

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

Investments

The Company accounts for its investments in accordance with ASC 320-10.  At the time of purchase, fixed maturity securities are classified based on intent, as held-to-maturity, trading, or available-for-sale.  In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity.  Securities held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. Securities that do not meet this criterion are classified as available-for-sale.  Available-for-sale securities are carried at aggregate fair value with changes in unrealized gains or losses reported as a component of comprehensive income.  Fair values for publicly traded securities are obtained from external market quotations.  All security transactions are recorded on a trade date basis.

The Company’s accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security.  In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale.  Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional impairment, if necessary.  Please refer to Note 4 – Investment in Mezzanine Loan Limited liability Company for further discussion of impairments recorded.

Cash restricted for tenant security deposits

Cash restricted for tenant security deposits represents security deposits held by the Company under the terms of certain tenant lease agreements.

Cash restricted, other

Cash restricted, other represents funds segregated in accordance with the provisions of the financing agreements for the Glo property which was acquired in 2009.

Replacement reserve escrows

Certain lenders require escrow accounts for capital improvements.  The escrows are funded from operating cash, as needed.

Deferred expenses

Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the related loans, on a method which approximates the effective interest method.

Noncontrolling Interest in Properties

Unaffiliated third parties have ownership interests in six of the Company’s multifamily apartment communities at December 31, 2009.  Such interests are accounted for as “Noncontrolling Interest in Properties” in the accompanying financial statements.  Allocations of earnings and distributions are made to noncontrolling holders based upon their respective share allocations.  Accordingly, for financial reporting purposes in prior years, allocations of earnings and distributions in excess of noncontrolling holders’ investment basis were allocated to the Company.  As of January 1, 2009, in accordance with ASC 810-10, the noncontrolling holders interest in the properties have been reduced for their share of the current year allocation of earnings and distributions deficit and are reflected as negative amounts on the balance sheet.   See ASC 810-10 for additional information.

Noncontrolling Interest in Operating Partnership

In accordance with ASC 974-810, KRF Company and affiliates’ common limited partnership interest in the Operating Partnership is being reflected as “Noncontrolling Interest in Operating Partnership” in the financial statements of the Company.

The net equity to the common and general partner interests in the Operating Partnership is less than zero after an allocation to the Company and affiliates’ preferred interest in the Operating Partnership.  Further, KRF Company and affiliates have no obligation to fund such deficit.  Accordingly, for financial reporting purposes in prior years, KRF Company and affiliates’ noncontrolling interest in the Operating Partnership had been reflected as zero with common stockholders’ equity being reduced for the deficit amount.  As of January 1, 2009, in accordance with ASC 810-10, KRF Company and affiliates’ noncontrolling interest in the Operating Partnership have been reduced for their share of the current year deficit and are reflected as negative amounts on the balance sheet.  See ASC 810-10 for additional information.

In accordance with ASC 974-810, earnings of the Operating Partnership are first being allocated to the preferred interests held by the Company.  The remainder of earnings, if any, are allocated to the Company’s general partner and KRF Company and affiliates’ common limited partnership interests in accordance with their relative ownership percentages.  The excess of the allocation of income to KRF Company and affiliates over cash distributed to them will be credited directly to the Company’s equity (with a corresponding debit to noncontrolling interest) until the noncontrolling interest deficit that existed upon the completion of the Offering is eliminated.  Distributions to the noncontrolling holders in excess of their investment basis are recorded in the Company’s statement of operations as Noncontrolling Interest in Operating Partnership.

Stockholders’ equity/ deficit

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

Debt extinguishment costs

In accordance with ASC 470-50, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to ASC 225-20.  Accordingly, costs associated with the early extinguishment of debt are included in the caption “loss on extinguishment of debt” and/or “discontinued operations” in the Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

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

Income taxes

The Company elected to be treated as a real estate investment trust (“REIT”) under Section 856 of the Tax Code (the “Code”), with the filing of its first tax return.  As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its stockholders.

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income.  The Company’s policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements.

The Company must also meet other operational requirements with respect to its investments, assets and income.  The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2009 and 2008, it was in compliance on all such requirements.  Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements.  Also as of January 1, 2007, the Company became subject to the revised franchise tax calculation in Texas.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $76,366,295 and $61,384,770 as of December 31, 2009 and 2008, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

The Company monitors the impact of ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC 740-10.  As of December 31, 2009 and 2008, the Company has determined it does not have a liability related to a tax position taken or expected to be taken in a tax return and therefore has not recorded any adjustments to its financial statements.

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

In December 2007, the FASB issued ASC 805-10, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations.  ASC 805-10 establishes principles and requirements for how the acquiring entity shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquired entity and goodwill acquired in a business combination.  This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted ASC 805-10 as of January 1, 2009, which resulted in a $1,183,299 charge to operations for transaction costs associated with the acquisition of Glo Apartments.

In May 2008, the FASB issued ASC 815-10, which amends and expands the disclosure requirements of ASC 815-10 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  ASC 815-10, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  The Company has assessed the impact of ASC 815-10 and determined that that the adoption of ASC 815-10 did not have a material impact on the financial position or operating results of the Company.

Effective January 1, 2009, the Company adopted ASC 810-10, which establishes and expands accounting and reporting standards for noncontrolling interests (which are recharacterized as noncontrolling interests) in a subsidiary and the deconsolidation of a subsidiary.  As a result of the Company’s adoption of this standard, amounts previously reported as noncontrolling interests in properties and noncontrolling interests in the Operating Partnership on our balance sheets are now presented as noncontrolling interests in properties and noncontrolling interests in Operating Partnership within equity.  There has been no change in the measurement of this line item from amounts previously reported.

Also effective with the adoption of ASC 810-10, previously reported noncontrolling interests have been recharacterized on the accompanying statement of operations to noncontrolling interests and placed below net loss before arriving at net loss attributable to Parent Company.  In accordance with the guidance of ASC 810-10, the Company allocated losses to the noncontrolling interest in Operating Partnership of $34,251,501, which represents their share of losses.  Historically, these losses were allocated to the common shareholders.

In April 2009, the FASB issued ASC 820-10, which provides additional guidance for estimating fair value in accordance with ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly.  ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company elected early adoption of ASC 820-10 as of January 1, 2009.  The Company has assessed the impact of ASC 820-10 and has determined that the adoption of ASC 820-10 did not have a material impact on the financial position or operating results of the Company.

In April 2009, the FASB issued ASC 825-10 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Effective January 1, 2009, the Company adopted ASC 825-10, which did not have a material impact on the financial position or operating results of the Company.

In April 2009, the FASB issued ASC 855-10 which provides authoritative guidance for subsequent events.  This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Effective April 1, 2009, the Company adopted ASC 855-10, which did not have any impact on its financial position and results of operations.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2009, 2008 and 2007, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

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

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	December 31,
	2009	2008

Land	$67,711,675	$56,100,766
Buildings, improvements and personal property	542,991,023	499,580,270

Multifamily apartment communities	610,702,698	555,681,036
Accumulated depreciation	(168,718,977)	(136,678,464)

Multifamily apartment communities, net	$441,983,721	$419,002,572

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values.  The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10.  The Company did not record an impairment adjustment at December 31, 2009 or 2008.

Discontinued Operations

On May 30, 2007, the Operating Partnership completed the sale of 100% of its interest in Trellis at Lee’s Mill (“Trellis”) in Newport News, Virginia.  The proceeds from the sale of Trellis in the amount of $5,324,664 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of proceeds from the sale of Trellis by purchasing qualified replacement property.  The operating results of Trellis have been presented in the consolidated statement of operations as discontinued operations pursuant to ASC 360-10.

On June 22, 2007, the Operating Partnership completed the sale of 100% of its interest in Dorsey’s Forge (“Dorsey’s”) in Columbia, Maryland.  The Company’s share of the proceeds from the sale of Dorsey’s in the amount of $13,137,316 were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  The Company reinvested its share of the proceeds from the sale of Dorsey’s by purchasing qualified replacement property.  The operating results of Dorsey’s have been presented in the consolidated statement of operations as discontinued operations pursuant to ASC 360-10.

On April 28, 2008, the Operating Partnership completed the sale of 100% of its interest in St. Marin/Karrington Apartments (“St. Marin”) in Coppell, Texas.  The selling price was $61,750,000 and subject to normal closing costs and operating prorations.  The Company retained the balance of the sale proceeds in its operating account for its operating use. The operating results of St. Marin have been presented in the consolidated statement of operations as discontinued operations pursuant to ASC 360-10.

On May 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Berkshires at Westchase Apartments (“Westchase”) in Houston, Texas.  The selling price was $12,400,000 and subject to normal closing costs and operating prorations.  The proceeds from the sale of Westchase were deposited in the Company’s operating account for its operating use.  The operating results of Westchase have been presented in the consolidated statement of operations as discontinued operations pursuant to ASC 360-10.

On October 29, 2008, the Operating Partnership completed the sale of 100% of its interest in Century Apartments (“Century”) in Cockeysville, Maryland.  The selling price was $52,000,000 and subject to normal closing costs and operating prorations.  The Company’s portion of the net proceeds from the sale of Century was deposited in the Company’s operating account for its operating use.  The operating results of Century have been presented in the consolidated statement of operations as discontinued operations pursuant to ASC 360-10.

On December 30, 2008, the Operating Partnership completed the sale of 100% of its interest in Westchester West Apartments (“Westchester West”) in Silver Spring, Maryland.  The selling price was $49,500,000 and subject to normal closing costs and operating prorations.  The proceeds from the sale of Westchester West were deposited in an escrow account with a qualified institution pursuant to a transaction structured to comply with a 1031 Exchange under the Tax Code.  Subsequently, the proceeds were distributed from the qualified intermediary and deposited in the Company’s operating account for its operating use.  The operating results of Westchester West have been presented in the consolidated statement of operations as discontinued operations pursuant to ASC 360-10.

The operating results of discontinued operations for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007

Revenue:
Rental	$469	$12,171,539	$20,127,808
Interest	-	5,511	8,543
Utility reimbursement	-	373,906	440,420
Other	10,398	499,956	917,722
Total revenue	10,867	13,050,912	21,494,493

Expenses:
Operating	80,016	2,672,508	4,658,228
Maintenance	42,209	1,079,529	1,536,971
Real estate taxes	-	1,303,033	2,441,803
General and administrative	63,710	357,622	381,530
Management fees	4	521,445	839,807
Depreciation	-	4,181,183	6,871,514
Interest	-	3,986,525	6,096,816
Loss on extinguishment of debt	-	1,257,346	566,291
Amortization of acquired in-place leases and tenant relationships	-	-	21,564
Total expenses	185,939	15,359,191	23,414,524

Loss from discontinued operations	$(175,072)	$(2,308,279)	$(1,920,031)

4.                 INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts limited liability company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of the Mezzanine Loan LLC.  The Company has funded $855,000, or 60%, of its commitment as of December 31, 2009.

The Company has evaluated its investment in the Mezzanine Loan LLC and concluded that the investment, although subject to the requirements of ASC 810-10, will not require the Company to consolidate the activity of the Mezzanine Loan LLC as the Company has determined that it is not the primary beneficiary of the venture as defined in ASC 810-10.  The Company accounted for its investment in the Mezzanine Loan LLC under the equity method of accounting in accordance with the provisions of ASC 325-20.

During the year ended December 31, 2009, the developer of the property securing the Mezzanine Loan LLC’s investment suffered financial problems related to other projects it is working on.  As a result of these issues, the managing member of the Mezzanine Loan LLC (the “Managing Member”) negotiated with another developer to take over the project.  The Managing Member also attempted to extend the maturity date of the underlying first mortgage on the real estate in conjunction with the hiring of the new developer.  Neither of the strategies of the Managing Member were successful and as a result the lender required the replacement of the Managing Member.  Due to the ongoing uncertainty of the investment and changes in the structure of the investment resulting from the actions of the lender, the Company decided to distribute its interest in the investment to the common interest holder of the Operating Partnership.

During the year ended December 31, 2009 and prior to the Company deciding to distribute its interest in the investment to the common interest holder of the Operating Partnership, the Company recognized income related to its investment in the Mezzanine Loan LLC.  The income represents interest accrued on the Company’s investment and totaled $170,531.  The income increased the Company’s carrying value of the investment prior to the write-down.  Additionally, the Company recognized impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in the Mezzanine Loan LLC.  In accordance with ASC 325-20, a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized.  Unlike ASC 360-10, potential impairments under ASC 325-20 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions.  As a result, the Company recognized non-cash impairment charges of $1,117,825 on its investment in the Mezzanine Loan LLC in 2009.

On December 30, 2009, as part of a special distribution to the common stockholders, the Company distributed its interest in the Mezzanine Loan LLC.  The interests were valued at $1,000 at the time of distribution.  Prior to the distribution, the Company had been required to recognized impairment charges on the investment which represented other-than-temporary declines in the fair value of the investment below the carrying value.  The carrying value of the investment prior to distribution was $0.

5.	INVESTMENT IN MULTIFAMILY LIMITED PARTNERSHIP VENTURE

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”). Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Company’s final commitment under the subscription agreement with BVF totals $23,400,000.  BVF’s investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation. The investment restrictions contained in the BVF partnership agreement no longer apply to the Company as the period expired in conjunction with BVF reaching full investment in 2008.

The managing partner of BVF is an affiliate of the Company.  The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of ASC 810-10, will not require the Company to consolidate the activity of BVF as the Company has determined that it is not the primary beneficiary of the venture as defined in ASC 810-10.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of ASC 810-10 and is necessary in order for the Company to consistently meet it regulatory filing deadlines.  As of December 31, 2009 and 2008, the Company has accounted for its share of the equity in BVF operating activity through September 30, 2009 and 2008, respectively.

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

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
ASSETS
Multifamily apartment communities, net	$1,160,175,575	$1,209,859,485
Cash and cash equivalents	20,578,331	10,135,705
Other assets	27,894,742	28,524,544
Total assets	$1,208,648,648	$1,248,519,734

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$972,346,565	$939,696,802
Revolving credit facility	38,400,000	61,900,000
Other liabilities	20,214,964	24,103,571
Noncontrolling interest	26,319,634	34,363,160
Partners’ capital	151,367,485	188,456,201
Total liabilities and partners’ capital	$1,208,648,648	$1,248,519,734

Company’s share of partners’ capital	$10,596,854	$13,193,341
Basis differential (1)	604,395	2,232,069
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership	$11,201,249	$15,425,410

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At December 31, 2009 and December 31, 2008, the differential related mainly to the contribution of capital made by the Operating Partnership, in the amount of $0 and $1,627,674, to BVF during the fourth quarter of 2009 and 2008, respectively.  Additionally, $583,240 represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the estimated fair values below the carrying values has occurred and such decline is other-than-temporary.  No such impairment charges have been recognized as of December 31, 2009 and 2008.
The summarized statements of operations of the BVF Multifamily Venture for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Twelve Months Ended September 30,
	2009	2008	2007

Revenue	$145,807,325	$133,627,658	$83,430,010

Expenses	(217,798,943)	(201,169,088)	(130,090,181)

Gain on sale of real estate assets	-	5,176,090	-

Net income (loss)	(71,991,618)	(62,365,340)	(46,660,171)

Noncontrolling interest	11,652,901	9,559,684	4,508,590

Net income (loss) attributable to investment	$(60,338,717)	$(52,805,656)	$(42,151,581)

Equity in loss of Multifamily Limited Partnership	$(4,224,160)	$(3,696,790)	$(2,950,926)

6.           MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2009 and 2008:

Collateralized Property	Original Principal Balance	Principal December 31, 2009	Annual Interest Rate at December 31, 2009 (3)	Final Maturity Date	Monthly Payment	Principal December 31, 2008

Berkshires of Columbia	$26,600,000	$25,319,542	4.86%	2013	$140,527	$25,746,938
Berkshires of Columbia (2nd note)	4,563,000	4,335,354	6.12%	2013	27,711	4,396,831
Berkshires of Columbia (3rd note)	5,181,000	5,130,411	6.37%	2014	32,306	-
Seasons of Laurel	99,200,000	99,200,000	6.10%	2021	521,076	99,200,000
Laurel Woods	4,100,000	3,976,346	5.17%	2015	22,443	4,035,481
Laurel Woods (2nd note)	1,900,000	1,887,966	7.14%	2015	12,820	-
Bear Creek	3,825,000	3,825,000	5.83%	2016	19,203	3,825,000
Walden Pond	12,675,000	11,351,981	4.86%	2013	66,962	11,589,844
Gables of Texas	5,325,000	4,769,175	4.86%	2013	28,132	4,869,106
Bridgewater	14,212,500	13,597,052	5.11%	2013	77,254	13,813,547
Silver Hill (1)	4,010,241	3,446,752	5.37%	2026	26,237	3,570,181
Arboretum (1)	6,894,193	5,905,650	5.37%	2026	45,388	6,121,399
Reserves at Arboretum (4)	12,434,751	12,434,751	6.20%	2015	182,848	-
Arrowhead	5,510,000	5,266,324	5.00%	2014	29,579	5,351,939
Arrowhead (2nd note)	3,107,305	3,001,444	6.45%	2014	19,618	3,039,236
Moorings	5,775,000	5,519,605	5.00%	2014	31,001	5,609,337
Moorings (2nd note)	3,266,654	3,155,365	6.45%	2014	20,624	3,195,095
Country Place I & II	15,520,000	14,834,949	5.01%	2015	83,410	15,093,799
Country Place (2nd note)	9,676,278	9,345,242	6.43%	2015	60,965	9,463,393
Yorktowne	16,125,000	15,467,993	5.13%	2015	87,848	15,710,780
Yorktowne (2nd note)	7,050,000	6,831,515	6.12%	2015	42,814	6,890,483
Brompton	18,600,000	18,600,000	5.71%	2014	91,455	18,600,000
Riverbirch	5,750,000	5,678,020	5.57%	2015	27,579	5,750,000
Lakeridge	13,130,000	12,693,293	5.07%	2014	71,047	12,887,938
Lakeridge (2nd note)	12,520,000	12,104,399	5.08%	2014	67,824	12,289,653
Savannah at Citrus Park (2)	15,720,000	-	5.21%	2009	70,526	15,720,000
Briarwood	13,200,000	13,200,000	6.43%	2018	73,088	13,200,000
Chisholm	6,953,000	6,953,000	6.25%	2016	37,421	6,953,000
Standard at Lenox	35,000,000	35,000,000	5.80%	2016	174,806	35,000,000
Berkshires at Town Center	20,000,000	20,000,000	5.77%	2017	99,372	20,000,000
Sunfield Lakes	19,440,000	19,440,000	6.29%	2017	105,295	19,440,000
Executive House	27,000,000	26,750,776	5.52%	2016	153,642	27,000,000
Executive House (2nd note)	3,700,000	3,605,560	5.99%	2012	22,160	3,651,019
Glo	29,993,273	29,993,273	1.52%	2037	103,873	-
Glo (2nd note)	9,500,000	9,500,000	1.52%	2010	12,073	-
Glo (3rd note)	2,710,000	2,710,000	1.52%	2010	3,444	-
	$500,167,195	$474,830,728				$432,013,999

(1)
Represents assumed balance of the mortgage note payable as adjusted to its fair value as required by ASC 805-10.  Annual interest rate at December 31, 2009 reflects interest rate used to calculate fair value of the debt when assumed.

(2)	Mortgage matured and outstanding balance was repaid during the year ended December 31, 2009.

(3)	All interest rates are fixed as of December 31, 2009 with the exception of the variable rate debt on the Glo property that was assumed at acquisition.

(4)  Represents amounts drawn on construction loan as of December 31, 2009.  Total loan amount available is $13,650,000.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities.  All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2009 and 2008.  Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2009.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2009 are as follows:

2010 (1)	$15,579,044
2011	4,924,807
2012	10,399,704
2013	62,607,515
2014	67,902,136
Thereafter	313,417,522
$474,830,728

 (1) The supplemental mortgages outstanding and secured by the Glo property in the amount of $12,210,000 mature in March 2010.  As a requirement of the financing, the amounts maturing in 2010 are backed by irrevocable letters of credit in amounts sufficient to retire the debt.  As a requirement of the irrevocable letters of credit, the issuing bank required corresponding cash be segregated to back the letters of credit.  The segregated cash is reflected as restricted cash on the balance sheet as of December 31, 2009.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans are appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value will be treated as mezzanine debt and valued using a larger interest spread than the average debt pool. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $477,547,000 and $416,730,000 at December 31, 2009 and 2008, respectively

7.	REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility.  The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company.  The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter’s, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio.  The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company.  The terms of the facility were agreed upon through negotiations and were approved by the Audit Committee of the Board of Directors of the Company (the “Board”), which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission and the NYSE Amex.  On October 30, 2006, the Company exercised its contractual option to extend the maturity date on the revolving credit facility available from the affiliate.  The Company sent notice to the affiliate of its intent, pursuant to the credit agreement, to extend the maturity date of the revolving credit facility by six months, until June 30, 2007.  On May 31, 2007, the Company executed an amendment to the Agreement.  The amendment provides for an extension of the maturity date by replacing the current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the Agreement and render all outstanding amounts due and payable.  The amendment also adds a clean-up requirement to the Agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.  The clean-up requirement has been satisfied for the initial 365-day period starting on June 1, 2007.

During the year ended December 31, 2009 and 2008, the Company borrowed a total of $15,720,000 pursuant to one advance and $15,000,000 pursuant to two separate advances, respectively, related to the pay off of a matured mortgage in 2009 and acquisition activities of the Company during 2008.  The Company repaid total advances of $0 and $15,000,000, respectively, during the same periods.  There were $15,720,000 and $0 borrowings outstanding as of December 31, 2009 and 2008, respectively.  The Company intends to repay the outstanding advance with proceeds from replacement debt on the Berkshires at Citrus Park property which is expected to close in the first quarter of 2010.The Company incurred interest and fees of $121,503, $122,648 and $676,400 related to the facility during the year ended December 31, 2009, 2008 and 2007, respectively.
8.           DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the years ended December 31, 2009 and 2008, the Company’s aggregate dividends totaled $6,700,785 and $6,700,682, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2009 and 2008, respectively.

On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on August 15, 2008 and November 15, 2008. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distributions.  Also on May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $10,000,000 from its operating cash flows to common general and common limited partners, payable on May 15, 2008. On the same day, the Board also declared a common dividend of $0.169963 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution.

On December 30, 2009, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $1,025.  $1,000 of the total distribution was an in-kind distribution of the Company’s investment in the Mezzanine Loan LLC to KRF Company LLC, an affiliate of the company and majority holder of the Class B common stock.  The remaining $25 balance of the special distribution was paid to the two remaining holders in cash from its operating cash flows to common general and common limited partners, payable on December 30, 2009. On the same day, the Board also declared a common dividend of $0.000017 per share on the Company’s Class B common stock payable concurrently with the Operating Partnership distribution.

For the year ended December 31, 2009 and 2008, the Company declared a total of $1,025 and $12,000,000 respectively, of distributions to common shareholders.  There was no dividend payable outstanding at December 31, 2009 or December 31, 2008.  The Company’s policy is to provide for common distributions is based on available cash and Board approval.

Holders of the Company’s stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital.

The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and less than $0.01 per Class B common share, which is not publicly traded, during the year ended December 31, 2009.  Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2009, 2008 and 2007, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend 2009	% 2009	Dividend 2008	% 2008	Dividend 2007	% 2007
Preferred Stock:
Taxable ordinary dividend paid per share	$2.24	99.7%	$-	0.0%	$2.18	96.8%
Taxable capital gain dividend paid per share	-	0.0%	2.25	100.0%	-	0.0%
Non-taxable distributions paid per share	0.01	0.3%	-	0.0%	0.07	3.2%
Total	$2.25	100.0%	$2.25	100.0%	$2.25	100.0%

Common Stock:
Taxable ordinary dividend paid per share	$-	0.0%	$-	0.0%	$-	0.0%
Taxable capital gain dividend paid per share	-	0.0%	0.237948	100.0%	-	0.0%
Non-taxable distributions paid per share	0.000017	100.0%	-	0.0%	0.067985	100.0%
Total	$0.000017	100.0%	$0.237948	100.0%	$0.067985	100.0%

Refer to note 2 for additional information regarding the tax status of the Company

9.                 EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the year ended December 31, 2009, 2008 and 2007 follows:

	Year Ended
	2009	2008	2008

Net loss from continuing operations	$(28,591,252)	$(22,555,279)	$(21,326,981)
Add:Loss attributable to noncontrolling interest in properties	376,955	-	-
Loss attributable to noncontrolling interest in Operating Partnership	34,251,501	-	-
Less:Preferred dividends	(6,700,785)	(6,700,682)	(6,700,792)
Income attributable to noncontrolling interest in properties	-	(5,528,481)	(2,031,195)
Income attributable to noncontrolling interest in Operating Partnership	-	(12,689,300)	(3,904,400)
Net loss from continuing operations available to common shareholders	$(663,581)	$(47,473,742)	$(33,963,368)

Discontinued operations	$(175,072)	$77,179,208	$30,191,208

Net loss available to common shareholders	$(838,653)	$29,705,466	$(3,772,160)

Net loss from continuing operations attributable to Parent Company per common share available to common shareholders, basic and diluted	$(0.48)	$(33.76)	$(24.15)
Net income (loss) from discontinued operations attributable to Parent Company per common share available to common shareholders, basic and diluted	(0.12)	54.89	21.47
Net loss attributable to Parent Company per common share, basic and diluted	$(0.60)	$21.12	$(2.68)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196

For the years ended December 31, 2009, 2008 and 2007, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan have been used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of 7 years, including a 2 year construction period and 5 years of permanent financing.  The loan is a mortgage note and was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  As of December 31, 2009, advances on the mortgage total $12,434,751.

The Company entered into two irrevocable letters of credit arrangements with a bank in relation to the JV BIR/Holland transaction.  The irrevocable letters of credit were a requirement of the lender, who issued the debt secured by the property substantially owned by JV BIR/Holland, in order for the new ownership structure contemplated by the transaction to move forward.  The irrevocable letters of credit are in place as a guarantee for two separate principal reduction payments of $9,500,000 originally due in 2009 and $2,710,000 due in 2010.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount due in 2009 of $9,500,000 to March 15, 2010.  The letters of credit are backed by cash segregated in accounts maintained at the bank.  The cash is reflected as restricted cash on the balance sheet of the Company as of December 31, 2009.

Business Risks and Uncertainties

While economists declared the worst recession to hit the United States since the 1930’s to be over in late 2009, with policymakers efforts to stabilize the banking system and provide a fiscal stimulus to the economy, the high national unemployment rate remains a drag to a strong economic recovery.  While there are many indications of stabilization in both domestic and foreign economies, the signs of robust recovery have yet to manifest themselves.  Even if the recession is technically over, labor markets tend to recover with some lag, and it is only when labor markets stabilize that there will be an increase in household formation, which represents the greatest driver for rental apartments.

The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company recognizes, however, that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or a lack of improvement in employment rates could have a negative impact on both occupancy and rent levels.  Credit worthy borrowers in the multifamily sector have continued to be able to access capital through Fannie Mae and Freddie Mac, and other sources, through 2009 and into 2010 at historically attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

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

Due to the unfavorable economic conditions and the constrictions in the credit markets experienced in 2008 and 2009, and expected to continue in the near future of 2010, the Company plans to aggressively manage capital in various aspects of its operations, including limiting acquisitions, development and capital expenditures.

Specific to 2010, and in response to the constrictions in the credit market, the Company continues to pursue certain initiatives.  As a result, the Company has rate locked a refinancing alternative for a loan that reached maturity in October 2009.  The Company has secured financing to replace the entire balance of the matured debt.

11.     DERIVATIVE FINANCIAL INSTRUMENTS

ASC 815-10 amends and expands the disclosure requirements of ASC 815-10 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  ASC 815-10, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by ASC 815-10, derivatives are recorded on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

During the year ended December 31, 2009, we acquired an interest rate cap through our investment in JV BIR/Holland.  The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt.  The Company assessed the fair value of the derivative instrument, which reflects the estimated amount the Company would receive, or pay, for the same instrument in a current exchange at the reporting date.  The valuation considers, among other things, interest rates at the time of the valuation, credit worthiness and risk of non performance of the counterparties considered in the valuation transaction.  The resulting fair value of the derivative interest rate cap contract was deemed to be immaterial and no adjustment was made to reflect the fair value of the derivative instrument at December 31, 2009.

12. NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership at December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net income (loss)	$(28,766,324)	$54,623,929	$8,864,227
Add:
Noncontrolling common interest in properties	376,955	(5,528,481)	(2,031,195)
Income (loss) before minority interest in Operating Partnership (1)	(28,389,369)	49,095,448	6,833,032
Preferred Dividend	(6,700,785)	(6,700,682)	(6,700,792)
Income (loss) available to common equity	(35,090,154)	13,000,000	4,000,000
Common Operating Partnership units of minority interest	97.61%	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(34,251,501)	$12,689,300	$3,904,400

The following table sets forth a summary of the items affecting the noncontrolling common interest in the Operating Partnership:

Non-Controlling
Common Interest
in Operating
Partnership

Balance at December 31, 2008(1)	$-

Non-controlling common interest in Operating Partnership	(34,251,501)

Distributions to common interest in Operating Partnership	-
Balance at December 31, 2009	$(34,251,501)

(1)           Prior to adoption of ASC 810-10 by the Company on January 1, 2009, non-controlling common interest in the Operating Partnership was carried at zero on the balance sheet due to the non-controlling interest having no obligation to fund losses/deficits.  In the years ended December 31, 2008 and 2007, although activities resulted in a net income position due to the sale of properties, there was no positive basis in the Operating Partnership and resultantly no allocation to the non-controlling interest in the Operating Partnership, except to the extent distributions were paid.

As of December 31, 2009 and 2008, the non-controlling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

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

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company paid a fee on the acquisition of the Glo Apartments.  Pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009, the acquisition fee was charged to operating expenses for the year ended December 31, 2009.   All acquisition fees paid in 2008, 2007 and prior years have been have been capitalized and are included in the caption “Multifamily apartment communities” in the accompanying balance sheet.

During the years ended December 31, 2009, 2008 and 2007, the Company incurred fees on the following acquisitions:

	Acquisition Fee	Acquisition Fee	Acquisition Fee
Acquisition	2009	2008	2007

GLO	$427,500	$-	$-
Executive House	-	500,000	-
Hampton House	-	-	205,000
Sunfield Lakes	-	-	242,250
	$427,500	$500,000	$447,250

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $438,965 and 612,312 in construction management fees for the year ended December 31, 2009 and 2008, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of December 31, 2009, the Company has completed the development of the Arboretum Land development project and has incurred fees totaling $902,500 for the project, of which of $202,500 were incurred during the year ended December 31, 2009.  The Company incurred $300,000 and $400,000 of development fees on the same project in the years ended December 31, 2008 and 2007, respectively.  The fees, of which $270,750 is related to predevelopment activities and $631,750 is related to the development phase, are based on the project’s development/construction costs.  As of December 31, 2009 and 2008, $202,500 and $0, remained payable related to the project respectively.

Amounts accrued or paid to the Company’s affiliates for the year ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Property management fees	$3,041,240	$3,335,681	$3,374,992
Expense reimbursements	200,900	195,900	250,596
Salary reimbursements	9,243,927	8,795,648	9,380,153
Asset management fees	1,649,256	1,673,441	1,673,441
Acquisition fees	427,500	500,000	447,250
Construction management fees	438,965	612,312	808,024
Development fees	202,500	300,000	400,000
Interest on revolving credit facility	121,503	122,648	676,400
Total	$15,325,791	$15,535,630	$17,010,856

Expense reimbursements due to affiliates of $5,540,487 and $2,920,573 are included in due to affiliates at December 31, 2009 and 2008, respectively.

Expense reimbursements due from affiliates of $3,390,859 and $629,322 are included in due to affiliates at December 31, 2009 and 2008, respectively.

Amounts due to affiliates of $2,149,628 and $2,291,250 at December 31, 2009 and 2008, respectively, represent intercompany development fees, expense reimbursements and shared services.

During the year ended December 31, 2009 and 2008, the Company borrowed a total of $15,720,000 pursuant to one advance and $15,000,000 pursuant to two separate advances, respectively, related to the pay off of a matured mortgage in 2009 and acquisition activities of the Company.  The Company repaid total advances of $0 and $15,000,000, respectively, during the same periods.  There were $15,720,000 and $0 borrowings outstanding as of December 31, 2009 and 2008, respectively.  The Company incurred interest and fees of $121,503, $122,648 and $676,400 related to the facility during the year ended December 31, 2009, 2008 and 2007, respectively.

In addition to the fees listed above, the Multifamily Limited Partnership Venture paid construction management fees of $570,602, $3,118,380 and $2,313,745, property management fees of $5,841,648, $5,637,868 and $3,692,478 and asset management fees of $4,763,937, $3,282,256 and $2,362,104 to Berkshire Advisor during 2009, 2008 and 2007, respectively.

On November 12, 2009, the Audit Committee of the Board of Directors (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE Amex) approved an amendment to the Advisory Services Agreement with our Advisor, who is an affiliate of the Company, to add an additional variable incentive asset management fee component (the “Incentive Advisory Fee”), which will be based on the increase in value of the Company over a base value (“Base Value”)  as defined in the Amendment to the Advisory Service Agreement (the “Amendment”) to be established as of December 31, 2009.  The Amendment, which will become effective as of January 1, 2010, would require the Company to accrue an incentive asset management fee to the Advisor of 10% of the increase in value of the Company above the established Base Value (with a 12% cap  if the formula exceeds 10% under certain circumstances).  The Incentive Advisory Fee is variable and therefore to the extent the value of the Company as defined in the Amendment decreases the accrued incentive fee would be reduced accordingly.  At inception of the plan, January 1, 2010, the liability under the Amendment will be zero, and future liability will be based upon the growth of value of the Company over the Base Value.  The objective of the plan is to provide key management of the Advisor, which manages the Company, an incentive to grow the value of the company.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

14.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results have been revised to reflect the sale of Century, St. Marin/Karrington, Westchester West and Westchase in 2008, Dorsey’s and Trellis in 2007.  The operating results for all quarters have been reclassed to discontinued operations to provide comparable information.

	2009 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$18,766,981	$19,904,834	$20,447,321	$20,342,943

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(6,731,775)	(6,949,127)	(5,099,189)	(4,639,707)

Income (loss) from continuing operations	(8,059,249)	(8,779,831)	(6,145,865)	(5,606,307)

Discontinued operations:
Income (loss) from operations	(157,969)	(4,582)	2,097	(14,618)
Gain on disposition of real estate assets	-	-	-	-
Income (loss) from discontinued operations	(157,969)	(4,582)	2,097	(14,618)

Net income (loss)	(8,217,218)	(8,784,413)	(6,143,768)	(5,620,925)

Preferred dividend	(1,675,196)	(1,675,196)	(1,675,197)	(1,675,196)

Net income (loss) available to common shareholders	$(231,581)	$(248,940)	$(186,231)	$(171,901)

Basic and diluted earnings per share:
Loss from continuing operations attributable to Parent Company	$(0.05)	$(0.17)	$(0.13)	$(0.13)
Income (loss) from discontinued operations attributable to Parent Company	(0.11)	(0.01)	0.00	(0.00)
Income (loss) attributable to Parent Company	$(0.16)	(0.18)	(0.13)	(0.13)

Weighted average number of common shares outstanding	$1,406,196	$1,406,196	$1,406,196	$1,406,196

	2008 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$16,829,057	$17,249,858	$17,459,764	$18,598,581

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,220,538)	(4,449,870)	(4,827,391)	(5,157,237)

Income (loss) from continuing operations	(5,750,101)	(5,334,893)	(5,850,355)	(5,619,930)

Discontinued operations:
Net income (loss) from operations	(528,446)	(1,114,181)	(114,427)	(546,911)
Gain on disposition of real estate assets	-	27,031,898	3,591	52,451,998
Income (loss) from discontinued operations	(528,446)	25,917,717	(110,836)	51,905,087

Net income (loss)	(7,441,990)	9,639,035	(7,141,558)	41,350,661

Preferred dividend	(1,675,197)	(1,675,197)	(1,675,144)	(1,675,144)

Net income (loss) available to common shareholders	$(9,117,187)	$7,963,838	$(8,816,703)	$39,675,518

Basic and diluted earnings per share:
Loss from continuing operations attributable to Parent Company	$(6.11)	$(12.70)	$(6.19)	$(8.76)
Income (loss) from discontinued operations attributable to Parent Company	(0.38)	18.43	(0.08)	36.92
Income (loss) attributable to Parent Company	(6.49)	5.73	(6.27)	28.16

Weighted average number of common shares outstanding	$1,406,196	$1,406,196	$1,406,196	$1,406,196

15.           PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2009, 2008 and 2007, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

As discussed in Footnotes 1 and 2, the Company and certain of its subsidiaries acquired interests in the Glo property during 2009.  The proforma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income (Loss) for the years ended December 31, 2009 and 2008, adjusted to give effect to these transactions at the beginning of each of the years presented.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it attempt to represent the results of operations for future periods.

	Year ended December 31,
	2009	2008
	(unaudited)	(unaudited)

Revenues from rental property	$80,246,740	$72,327,613

Net (loss) income	$(28,699,846)	$53,337,700

Net (loss) income attributable to common shareholders	$(772,175)	$28,419,237

Net (loss) income attributable to common shareholders, per common share, basic and diluted	$(0.55)	$20.21

16.           DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents

For those cash equivalents with maturities of three months or less from the date of acquisition, the carrying amount of the investment is a reasonable estimate of fair value.

Mortgage notes payable

Market fixed rate mortgage notes payable – For fixed rate mortgages that have been obtained in the open market, the fair value is based on the borrowing rates currently available to the Company with similar terms and average maturities.  The Company’s carrying and estimated fair value amounts of the mortgages are disclosed in note 6 – Mortgage Notes Payable.

Assumed fixed rate mortgage notes payable – For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company.  At December 31, 2009 and 2008 the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization since assumption.

17.	LEGAL PROCEEDINGS

The Company was party to a legal proceeding initiated by a seller/developer from whom the Company acquired a property in 2005.  The dispute involved the interpretation of certain provisions of the purchase and sales agreement related to post acquisition construction activities.  Specifically, the purchase and sales agreement provided that if certain conditions were met, the seller/developer would develop a vacant parcel of land contiguous to the acquired property with 18 new residential apartment units (the “New Units”) for the benefit of the Company at an agreed-upon price.  The purchase and sales agreement also provided the opportunity for the seller/developer to build a limited number of garages (the “Garages”) for the existing apartment units for the benefit of the Company at an agreed-upon price.  The Company settled the matter related to the Garages with the seller/developer and construction is complete.

In 2006, the Company accrued $190,000 with respect to the New Units matter based on a settlement offer extended to the plaintiff, which was not accepted at that time.  On November 9, 2007, the judge issued a summary judgment against the Company with respect to the construction of the New Units.  The judgment did not specify damages, which the plaintiff will be required to demonstrate at trial.  On February 13, 2008, the court entered judgment related to the New Units on the seller/developer’s behalf awarding them the amount of $774,292 for costs and damages.  The Company appealed the lower court decision and as a condition of the appeals process, the Company was required to post an appeal bond with the court, which was backed by an irrevocable letter of credit.  In July 2009, the appeal court ruled against the Company on its appeal and upheld the lower court judgment.  The Company used operating cash to pay the judgment of $774,292 and legal fees, costs and interest of approximately $163,700.  The Company cancelled the letter of credit at which time the segregated cash backing the irrevocable letter of credit was released and returned to operating cash.

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

18.	SUBSEQUENT EVENTS

On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo property in the amount of $12,210,000 matured. As a requirement of the financing, the amounts maturing on March 15, 2009 were backed by irrevocable letters of credit which were used to retire the matured debt. Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit. On March
15, 2010, the segregated cash was used to settle the letters of credit. The segregated cash is reflected as restricted cash on the balance sheet as of December 31, 2009.

BERKSHIRE INCOME REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009

Description	Encumbrances	Initial Costs Buildings and Land	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2009	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired		Depreciable Lives

Berkshires of Columbia	$34,785,307	$13,320,965	$9,834,012	$23,154,977	$14,171,979	$8,982,998	1983		(1)
Seasons of Laurel	99,200,000	63,083,489	26,034,221	89,117,710	56,071,278	33,046,432	1985		(1)
Walden Pond / Gables	16,121,156	28,357,253	2,212,931	30,570,184	15,317,617	15,252,567	1983/2003		(1)
Laurel Woods	5,864,312	5,216,275	776,022	5,992,297	1,688,293	4,304,004	2004		(1)
Bear Creek	3,825,000	4,845,550	854,072	5,699,622	1,703,600	3,996,022	2004		(1)
Bridgewater	13,597,052	18,922,831	530,468	19,453,299	4,605,404	14,847,895	2004		(1)
Silver Hill	3,446,752	4,885,312	596,052	5,481,364	1,382,017	4,099,347	2004		(1)
Arboretum	5,905,650	11,460,551	1,035,069	12,495,620	3,054,705	9,440,915	2004		(1)
Reserves at Arboretum Place (2)	12,434,751	1,529,123	17,015,522	18,544,645	601,446	17,943,199	2009	(3)	(1)
Arrowhead	8,267,768	8,655,532	1,294,888	9,950,420	2,562,435	7,387,986	2004		(1)
Moorings	8,674,970	9,147,765	1,252,570	10,400,335	2,631,286	7,769,049	2004		(1)
Country Place I	14,649,619	13,844,787	1,529,570	15,374,357	3,619,483	11,754,874	2004		(1)
Country Place II	9,530,572	8,657,461	1,022,966	9,680,427	2,293,361	7,387,065	2004		(1)
Yorktowne	22,299,508	21,616,443	7,084,639	28,701,082	8,876,205	19,824,877	2004		(1)
Berkshires on Brompton	18,600,000	14,500,528	7,798,074	22,298,602	7,867,797	14,430,805	2005		(1)
Riverbirch	5,678,020	8,198,193	2,391,411	10,589,604	2,767,913	7,821,691	2005		(1)
Lakeridge	24,797,692	34,411,075	1,445,629	35,856,704	7,267,226	28,589,478	2005		(1)
Berkshires at Citrus Park	-	27,601,083	1,212,319	28,813,402	5,810,801	23,002,601	2005		(1)
Briarwood Village	13,200,000	13,929,396	2,091,365	16,020,761	3,195,156	12,825,605	2006		(1)
Chisholm Place	6,953,000	9,600,527	1,994,151	11,594,678	2,461,074	9,133,604	2006		(1)
Berkshires at Lenox Park	35,000,000	47,040,404	5,818,845	52,859,249	9,117,987	43,741,262	2006		(1)
Berkshires at Town Center	20,000,000	20,254,316	9,725,442	29,979,758	4,162,834	25,816,924	2007		(1)
Sunfield Lakes	19,440,000	23,870,680	1,454,241	25,324,921	3,302,447	22,022,474	2007		(1)
Executive House	30,356,336	50,205,199	639,967	50,845,166	3,041,038	47,804,128	2008		(1)
Glo	42,203,263	41,602,374	301,141	41,903,514	1,145,595	40,757,919	2009		(1)
Total	$474,830,728	$504,757,112	$105,945,587	$610,702,698	$168,718,977	$441,983,721

(1)      Depreciation of buildings are calculated over useful lives ranging from 25 to 27.5 years and depreciation of improvements are calculated over useful lives ranging from 5 to 20 years.

(2)  Represents amounts drawn on construction loan as of December 31, 2009.  Total loan amount available is $13,650,000.

(3)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and fully leased during the year ended December 31, 2009.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2009	2008	2007

Balance at beginning of year	$555,681,036	$608,505,122	$594,268,122
Acquisitions and improvements	55,396,236	81,198,958	64,346,332
Write-off of fully depreciated assets	-	-	(26,300,331)
Dispositions	(374,574)	(134,023,044)	(23,809,001)
Balance at end of year	$610,702,698	$555,681,036	$608,505,122

Accumulated Depreciation	2009	2008	2007

Balance at beginning of year	$136,678,464	$144,240,061	$148,670,523
Depreciation expense	32,136,098	30,171,355	32,709,886
Write-off of fully depreciated assets	-	-	(26,300,331)
Dispositions	(95,585)	(37,732,952)	(10,840,017)
Balance at end of year	$168,718,977	$136,678,464	$144,240,061

The aggregate cost of the Company’s multifamily apartment communities for federal income tax purposes was $478,371,533, $459,441,537 and $511,394,602 as of December 31, 2009, 2008 and 2007, respectively and the aggregate accumulated depreciation for federal income tax purposes was $112,754,107, $101,823,733 and $98,195,945 as of December 31, 2009, 2008 and 2007, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
March 31, 2010	BY: /s/ David C. Quade
NAME: David C. Quade
TITLE: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp
Douglas Krupp	Chairman of the Board of Directors	March 31, 2010

/s/ David C. Quade
David C. Quade	President, Chief Financial Officer and	March 31, 2010
Director (Principal Executive Officer)

/s/ Robert M. Kaufman
Robert M. Kaufman	Director	March 31, 2010

/s/ Randolph G. Hawthorne
Randolph G. Hawthorne	Director	March 31, 2010

/s/ Richard B. Peiser
Richard B. Peiser	Director	March 31, 2010

/s/ Christopher M. Nichols
Christopher M. Nichols	Vice President and Controller	March 31, 2010
(Principal Accounting Officer)