Form 10-Q
period 2010-05-14
BERKSHIRE INCOME REALTY INC
filed 2010-05-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_____________________

Commission File number 001-31659
Berkshire Income Realty, Inc.

Maryland	32-0024337
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

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
Yes      ☒        No  ☐

There were 1,406,196 shares of Class B common stock outstanding as of May 13, 2010.

Part I                 FINANCIAL INFORMATION
Item 1.                 CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $176,734,747 and $168,718,977, respectively	$435,089,011	$441,983,721
Cash and cash equivalents	17,081,668	17,956,617
Cash restricted for tenant security deposits	2,119,821	1,875,771
Cash restricted other	-	12,621,014
Replacement reserve escrow	4,131,141	3,938,646
Prepaid expenses and other assets	7,955,466	10,092,883
Investment in Multifamily Venture Limited Partnership	9,539,562	11,201,249
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,156,313 and $1,108,269 respectively	113,766	161,810
Deferred expenses, net of accumulated amortization of $2,042,206 and $1,880,816, respectively	3,254,197	3,413,587
Total assets	$479,284,632	$503,245,298

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$462,410,463	$474,830,728
Note payable, affiliate	15,720,000	15,720,000
Due to affiliates, net	1,338,229	2,149,628
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	9,768,320	11,086,062
Tenant security deposits	1,884,755	1,838,501
Total liabilities	491,959,374	506,462,526

Commitments and contingencies (Note 9)	-	-

Deficit:
Noncontrolling interest in properties	105,410	416,382
Noncontrolling interest in Operating Partnership	(43,179,437)	(34,251,501)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Accumulated deficit	(39,825,607)	(39,607,001)

Total deficit	(12,674,742)	(3,217,228)

Total liabilities and deficit	$479,284,632	$503,245,298

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2010	2009
Revenue:
Rental	$18,633,721	$17,574,204
Interest	5,083	47,594
Utility reimbursement	414,206	383,735
Other	974,053	761,448
Total revenue	20,027,063	18,766,981

Expenses:
Operating	5,396,930	5,244,283
Maintenance	1,288,100	984,748
Real estate taxes	2,131,408	2,081,668
General and administrative	1,137,307	1,717,923
Management fees	1,197,032	1,165,200
Depreciation	8,015,770	7,785,436
Interest	6,745,687	6,247,309
Amortization of acquired in-place leases and tenant relationships	48,044	272,189
Total expenses	25,960,278	25,498,756

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,933,215)	(6,731,775)

Equity in loss of Multifamily Venture Limited Partnership	(1,661,687)	(1,154,256)

Equity in loss of Mezzanine Loan Limited Liability Company	-	(173,218)

Net loss from continuing operations	(7,594,902)	(8,059,249)

Discontinued operations:
Loss from discontinued operations	-	(157,969)
Loss from discontinued operations	-	(157,969)

Net loss	(7,594,902)	(8,217,218)

Net loss attributable to noncontrolling interest in properties	123,556	202,870
Net loss attributable to noncontrolling interest in Operating Partnership	8,927,936	9,457,963

Net income attributable to Parent Company	1,456,590	1,443,615

Preferred Dividend	(1,675,196)	(1,675,196)

Net loss available to common shareholders	$(218,606)	$(231,581)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.16)	$(0.05)

Net loss from discontinued operations attributable to Parent Company per common share, basic and diluted	$0.00	$(0.11)

Net loss attributable to Parent Company per common share, basic and diluted	$(0.16)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

Dividend declared per common share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(38,768,323)	$293,650	$-	$31,750,219

Net income (loss)	-	-	-	-	1,443,615	(202,870)	(9,457,963)	(8,217,218)

Contributions	-	-	-	-	-	1,404,801	-	1,404,801

Distributions	-	-	-	-	-	(342,686)	-	(342,686)

Distributions to preferred shareholders	-	-	-	-	(1,675,196)	-	-	(1,675,196)

Balance at March 31, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(38,999,904)	$1,152,895	$(9,457,963)	$22,919,920

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount

Balance at January 1, 2010	2,978,110	$70,210,830	1,406,196	$14,062	$(39,607,001)	$416,382	$(34,251,501)	$(3,217,228)

Net income (loss)	-	-	-	-	1,456,590	(123,556)	(8,927,936)	(7,594,902)

Distributions	-	-	-	-	-	(187,416)	-	(187,416)

Distributions to preferred shareholders	-	-	-	-	(1,675,196)	-	-	(1,675,196)

Balance at March 31, 2010	2,978,110	$70,210,830	1,406,196	$14,062	$(39,825,607)	$105,410	$(43,179,437)	$(12,674,742)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(7,594,902)	$(8,217,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	161,390	149,328
Amortization of acquired in-place leases and tenant relationships	48,044	272,189
Depreciation	8,015,770	7,785,436
Equity in loss of Multifamily Venture Limited Partnership	1,661,687	1,154,256
Equity in loss of Mezzanine Loan Limited Liability Company	-	173,218
Gain on real estate assets related to involuntary conversion	-	(90,585)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(197,796)	(27,558)
Prepaid expenses and other assets	2,219,558	1,436,893
Due to/from affiliates	(811,399)	356,911
Accrued expenses and other liabilities	(1,220,424)	(854,646)
Net cash provided by operating activities	2,281,928	2,138,224

Cash flows from investing activities:
Capital improvements	(1,218,378)	(5,047,278)
Acquisition of multifamily apartment communities	-	(864,740)
Interest earned on replacement reserve deposits	(960)	(3,864)
Restricted cash	12,621,014	(13,438,743)
Deposits to replacement reserve escrow	(191,535)	(236,861)
Withdrawals from replacement reserve escrow	-	4,029
Net cash provided by (used in) investing activities	11,210,141	(19,587,457)

Cash flows from financing activities:
Borrowings from mortgage notes payable	585,437	7,081,000
Principal payments on mortgage notes payable	(13,005,702)	(858,380)
Good faith deposits on mortgages	(82,141)	-
Deferred financing costs	(2,000)	(188,421)
Contribution from noncontrolling interest holders in properties	-	1,404,801
Distributions to noncontrolling interest in properties	(187,416)	(342,686)
Distributions to preferred shareholders	(1,675,196)	(1,675,196)
Net cash (used in) provided by financing activities	(14,367,018)	5,421,118

Net decrease in cash and cash equivalents	(874,949)	(12,028,115)
Cash and cash equivalents at beginning of period	17,956,617	24,227,615
Cash and cash equivalents at end of period	$17,081,668	$12,199,500

Supplemental disclosure:
Cash paid for interest, net of amount capitalized	$6,537,827	$7,435,536

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the three months ended March 31,
	2010	2009

Supplemental disclosure (continued):

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$12,450	$629,351
Dividends declared and payable to preferred shareholders	837,607	837,607

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$-	$(41,602,373)
Acquired in-place leases	-	(607,893)
Prepaid expenses and other assets	-	(1,098,443)
Liabilities assumed:
Accrued expenses	-	80,760
Tenant security deposit liability	-	159,936
Mortgage assumed	-	42,203,273
Net cash used for acquisition of multifamily apartment communities	$-	$(864,740)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of March 31, 2010, the Company owned, or had an interest in, 26 multifamily apartment communities consisting of a total 6,781 apartment units.

Discussion of acquisitions for the three months ended March 31, 2010

The Company did not acquire any properties during the three-month period ended March 31, 2010.

Discussion of dispositions for the three months ended March 31, 2010

The Company did not dispose of any properties during the three-month period ended March 31, 2010.

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

Effective January 1, 2010, the Company adopted ASC 810-10 and Amendments to ASC 810-10 which requires management to reassess their variable interest entities.  The Company’s adoption of this guidance did not have any impact on its financial position and results of operations.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidated statements of Comprehensive Income (Loss)

For the three months ended March 31, 2010 and 2009, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31, 2010	December 31, 2009

Land	$67,711,675	$67,711,675
Buildings, improvement and personal property	544,112,083	542,991,023

Multifamily apartment communities	611,823,758	610,702,698
Accumulated depreciation	(176,734,747)	(168,718,977)

Multifamily apartment communities, net	$435,089,011	$441,983,721

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10.  The Company did not record an impairment adjustment at March 31, 2010 or 2009.

Discontinued Operations

The operating results of discontinued operations relates to adjustments for properties sold prior to January 1, 2009 for the three months ended March 31, 2010 and 2009 are presented in the following table.

	2010	2009
Revenue:
Rental	$-	$469
Total revenue	-	469

Expenses:
Operating	-	51,451
Maintenance	-	42,114
General and administrative	-	64,869
Management fees	-	4
Total expenses	-	158,438

Income (loss) from discontinued operations	$-	$(157,969)

3.	INVESTMENT IN MULTIFAMILY VENTURE LIMITED PARTNERSHIP

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

In accordance with ASC 810-10 issued by the FASB related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

After making the determination that its investment in BVF was a variable interest entity, the Company performed an assessment of which partner would be considered the primary beneficiary of BVF and would be required to consolidate BVF’s balance sheets and result of operations.  This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of BVF, and (2) had the obligation to absorb losses or the right to receive benefits of BVF that could potentially be significant to the entity based upon the terms of the partnership and management agreements of BVF.  As a result of fees paid to the general partner of BVF for asset management and other services, the Company has determined that the general partner of BVF has the obligation to absorb the losses or the right to receive benefits of BVF while retaining the power to make significant decisions for BVF.  Based upon this understanding, the Company concluded that the general partner of BVF should consolidate BVF and as such, the Company accounts for its investment in BVF as an equity investment in an unconsolidated joint venture.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of ASC 325-20, and is necessary in order for the Company to consistently meet its regulatory filing deadlines.  As of March 31, 2010 and December 31, 2009, the Company has accounted for its share of the equity in BVF operating activity through December 31, 2009 and September 30, 2009, respectively.

As of March 31, 2010, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	December 31, 2009	September 30, 2009
		(unaudited)
ASSETS
Multifamily apartment communities, net	$1,128,523,836	$1,160,175,575
Cash and cash equivalents	22,192,792	20,578,331
Other assets	25,581,592	27,894,742
Total assets	$1,176,298,220	$1,208,648,648

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$971,989,388	$972,346,565
Revolving credit facility	38,400,000	38,400,000
Other liabilities	23,570,065	20,214,964
Noncontrolling interest	14,707,129	26,319,634
Partners’ capital	127,631,638	151,367,485
Total liabilities and partners’ capital	$1,176,298,220	$1,208,648,648

Company’s share of partners’ capital	$8,935,167	$10,596,854
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$9,539,562	$11,201,249

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At March 31, 2010 and December 31, 2009, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement and as of March 31, 2010, has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. No such other than temporary impairment charges have been recognized as of March 31, 2010 and 2009, respectively.
The summarized statement of operations of BVF for the three months ended December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008

Revenue	$36,622,537	$36,146,760

Expenses (1)	(71,966,983)	(56,143,963)

Noncontrolling interest	11,608,599	3,509,596

Net loss attributable to investment	$(23,735,847)	$(16,487,607)

Equity in loss of Multifamily Limited Partnership	$(1,661,687)	$(1,154,256)

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $590,000 and is reflected in the equity loss recognized for the period ended March 31, 2010.

4.                 INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through its wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts limited liability company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of the Mezzanine Loan LLC.  The Company had funded $855,000, or 60%, of its commitment as of December 31, 2009.

The Company evaluated its investment in the Mezzanine Loan LLC and concluded that the investment, although subject to the requirements of ASC 810-10, did not require the Company to consolidate the activity of the Mezzanine Loan LLC as the Company had determined that it was not the primary beneficiary of the venture as defined in ASC 810-10.  The Company accounted for its investment in the Mezzanine Loan LLC under the equity method of accounting in accordance with the provisions of ASC 325-20.

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

During the three months ended March 31, 2009 and prior to the Company deciding to distribute its interest in the investment to the common interest holder of the Operating Partnership, the Company recognized income related to its investment in the Mezzanine Loan LLC.  The income represents interest accrued on the Company’s investment and totaled $42,164.  The income increased the Company’s carrying value of the investment prior to the write-down.  Additionally, the Company recognized impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in the Mezzanine Loan LLC.  In accordance with ASC 325-20, a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized.  Unlike ASC 360-10, potential impairments under ASC 325-20 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions.  As a result, the Company recognized non-cash impairment charges of $215,382 on its investment in the Mezzanine Loan LLC during the three months ended March 31, 2009.

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

5.                 MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan are being used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of seven years, including a two year construction period and five years of permanent financing.  The loan was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  As of March 31, 2010, the Company received proceeds pursuant to the loan of $13,112,027, of which $585,437 was received during the three months ended March 31, 2010.  On April 23, 2010, the Company completed the conversion of the loan from the construction phase to the permanent phase.  The final amount of the loan was $12,950,000.

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of March 31, 2010, the weighted-average variable interest rate is 1.57%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo property in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $473,446,000 and $477,547,000 at March 31, 2010 and December 31, 2009, respectively.

6.                 NOTE PAYABLE, AFFILIATE

The Company has a $20,000,000 revolving credit facility commitment with an affiliate of the Company.  The credit facility is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment.

During the three months ended March 31, 2010 and 2009, the Company did not borrow or repay any outstanding balances under the revolving credit facility during the same periods.  There was $15,720,000 outstanding as of March 31, 2010 and December 31, 2009 under the facility.  The Company incurred interest and fees of $206,325 and $0 related to the facility during the three months ended March 31, 2010 and 2009, respectively.

7.                 EQUITY / DEFICIT

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the three months ended March 31, 2010 and 2009, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,196 for each period, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2010 and December 31, 2009.

During the three months ended March 31, 2010 and 2009, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.                 EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 follows:

	March 31, 2010	March 31, 2009

Net loss from continuing operations	$(7,594,902)	$(8,059,249)
Add:Net loss attributable to noncontrolling interest in properties	123,556	202,870
Net loss attributable to noncontrolling interest in Operating Partnership	8,927,936	9,457,963
Less:Preferred dividends	(1,675,196)	(1,675,196)
Net loss from continuing operations available to common shareholders	$(218,606)	$(73,612)

Discontinued operations	$-	$(157,969)

Net loss available to common shareholders	$(218,606)	$(231,581)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.16)	$(0.05)
Net loss from discontinued operations attributable to Parent Company per common share, basic and diluted	0.00	(0.11)
Net loss attributable to Parent Company per common share, basic and diluted	$(0.16)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

For the three months ended March 31, 2010 and 2009, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company entered into two irrevocable letters of credit arrangements with a bank in relation to the JV BIR/Holland transaction.  The irrevocable letters of credit were a requirement of the lender, who issued the debt secured by the property substantially owned by JV BIR/Holland, in order for the new ownership structure contemplated by the transaction to move forward.  The irrevocable letters of credit were in place as a guarantee for two separate principal reduction payments of $9,500,000 originally due in 2009 and $2,710,000 due in 2010.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo property in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board of Directors approved an amendment to the Advisory Services Agreement (the “Amendment”) with Berkshire Advisor, an affiliate of the Company.   The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which will be based on the increase in value of the Company over a base value to be established as of December 31, 2009 (“Base Value”).  The Amendment became effective on January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  Refer to Related Party Transactions on page 15 for further discussion.

10. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership for the three months ended March 31, 2010 and March 31, 2009:
	Three months ended March 31,
	2010	2009

Net loss	$(7,594,902)	$(8,217,218)
Add:Noncontrolling common interest in properties	123,556	202,870
Loss before noncontrolling interest in Operating Partnership (1)	(7,471,346)	(8,014,348)
Preferred dividend	(1,675,196)	(1,675,196)
Loss available to common equity	(9,146,542)	(9,689,544)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(8,927,936)	$(9,457,963)

The following table sets forth summaries of the items affecting the noncontrolling common interest in the Operating Partnership:
	For the three months ended March 31,
	2010	2009

Balance at beginning of period (1)	$(34,251,501)	$-
Noncontrolling common interest in Operating Partnership	(8,927,936)	(9,457,963)
Distributions to common interest in Operating Partnership	-	-
Balance at end of period	$(43,179,437)	$(9,457,963)

(1)
Prior to adoption of ASC 810-10 by the Company on January 1, 2009, noncontrolling common interest in the Operating Partnership was carried at zero on the balance sheet due to the noncontrolling interest having no obligation to fund losses/deficits.

As of March 31, 2010 and December 31, 2009, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.                 RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended March 31,
	2010	2009

Property management fees	$760,890	$752,890
Expense reimbursements	52,500	50,226
Salary reimbursements	2,609,312	2,385,935
Asset management fees	412,314	412,314
Acquisition fees	-	427,500
Construction management fees	10,690	148,392
Development fees	-	79,500
Interest on revolving credit facility	206,325	-

Total	$4,052,031	$4,256,757

Amounts due to affiliates of $1,338,229 and $2,149,628 are included in “Due to affiliates, net” at March 31, 2010 and December 31, 2009, respectively, represent intercompany development fees, expense reimbursements and shared services.

Expense reimbursements due to affiliates of $5,118,728 and $5,540,487 are included in “Due to affiliates, net” at March 31, 2010 and December 31, 2009, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $3,780,499 and $3,390,859 are included in “Due to affiliates, net” at March 31, 2010 and December 31, 2009, respectively, in the accompanying Consolidated Balance Sheets.

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

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board of Directors approved an amendment to the Advisory Services Agreement (the “Amendment”) with Berkshire Advisor, an affiliate of the Company.   The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which will be based on the increase in value of the Company over a base value to be established as of December 31, 2009 (“Base Value”).  The Amendment became effective on January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  The Incentive Advisory Fee is variable and generally to the extent the value of the Company decreases, the accrued Incentive Advisory Fee would be reduced accordingly.  Like the Asset Management Fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due.

As of March 31, 2010, the liability pursuant to the Amendment was zero.  Any future liability will be based upon the increase in value of the Company over the Base Value.  Payments from the plan will approximate the amounts the Advisor pay to its employee.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the three months ended March 31, 2009, the Company paid a fee on the acquisition of the Glo Apartments in the amount of $427,500.  Pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009, the acquisition fee was charged to operating expenses for the three months ended March 31, 2009.  The Company did not make any acquisitions in the three-month period ended March 31, 2010.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $10,690 and $148,392 in construction management fees for the three months ended March 31, 2010 and 2009, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of December 31, 2009, the Company has completed the development of the Arboretum Land development project and has incurred fees totaling $902,500 for the project, of which $79,500 were incurred during the three months ended March 31, 2009.  The fees, all of which were related to the development phase, were based on the project’s development/construction costs.  As of March 31, 2010 and December 31, 2009, $0 and $202,500, respectively remained payable related to the project.

During the three months ended March 31, 2010 and 2009, the Company did not borrow or repay any outstanding balances under the revolving credit facility during the same periods.  There was $15,720,000 outstanding as of March 31, 2010 and December 31, 2009 under the facility.  The Company incurred interest and fees of $206,325 and $0 related to the facility during the three months ended March 31, 2010 and 2009, respectively.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

12.                 LEGAL PROCEEDINGS

The Company and our properties are not subject to any material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

13.                 SUBSEQUENT EVENTS

On April 23, 2010, the Company completed the conversion of the Arboretum Development construction loan to permanent financing.  The final loan amount is $12,950,000 with a term of 5 years and interest at 6.20%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc (the “Company”) and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Forward Looking Statements

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board of Directors (“Board”).  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 12 – Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC for additional information about the Advisor.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty-OP, L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.

As of May 13, 2010, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three months ended March 31, 2010 included the following:

▪
On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo property in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009.  The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2010 and December 31, 2009, the Company had $17,081,668 and $17,956,617 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three-month periods ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009

Cash provided by operating activities	$2,281,928	$2,138,224
Cash provided by (used in) investing activities	11,210,141	(19,587,457)
Cash (used in) provided by financing activities	(14,367,018)	5,421,118

During the three months ended March 31, 2010, cash decreased by $874,949.  The overall decrease was due primarily to principal payments on mortgages of $13,005,702, including $12,210,000 of debt related to Glo, and capital expenditures of $1,218,378, offset by transfers of $12,621,014 from restricted cash and borrowings on mortgage notes payable of $585,437.  Additionally, the Company paid its regular quarterly distributions to its preferred shareholders in the amount of $1,675,196.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders based on availability of cash and approval of the Board, capital improvements, rehabilitation projects and repairs and maintenance for the properties, debt repayment, and acquisition of additional properties within the investment restrictions placed on it by BVF II.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities, advances from the revolving credit facility, and cash distributions, if any, from its investments, including the Company’s investments in the Multifamily Venture Limited Partnership.  The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.  Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of March 31, 2010, approximately $17,958,000 of principal, or 3.9% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During the three year period, principal of $3,700,000 relates to a loan that is due to mature and be repaid in full in 2012.  All other payments of principal during the three year period are monthly payments in accordance with the loan amortization schedules.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies with liquidity.

On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo property in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit

As of March 31, 2010, the Company has fixed interest rate mortgage financing on all but two of the properties in the portfolio with the exceptions of Glo Apartments, which has a variable interest rate mortgage that is capped at 6% through 2013, and Berkshires at Citrus Park, which is in the process of being refinanced.  The fixed interest rate mortgage financing also includes a fixed rate construction to permanent mortgage on the Arboretum Land Development project.  The loan was converted to permanent financing on April 23, 2010.  The final mortgage balance was $12,950,000 with a five-year term and interest at 6.20%.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  As of March 31, 2010, there was $15,720,000 outstanding on the facility.

Capital Expenditures

The Company incurred $866,406 and $895,788 in recurring capital expenditures during the three months ended March 31, 2010 and 2009, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $351,972 and $4,151,490 in renovation and development related capital expenditures during the three months ended March 31, 2010 and 2009, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

During 2007 the Company, as part of the decision to acquire the Hampton House property, contemplated a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  The project includes rehabilitation of all apartment units, common areas including the lobby, central utility systems, replacement of all windows and painting of the exterior.  As of March 31, 2010, the interior portion of the project was 67% complete as 131 of the 196 units had been renovated, of which 122 units, or 93% have been leased.  The project is on track and spending is within budget.  As of March 31, 2010, the Company had incurred approximately $2,388,000 on the rehabilitation project.

The Company has not approved any additional renovation projects during the three month period ended March 31, 2010 and no other renovation projects are currently anticipated.

The Company has completed the development of one of the two parcels of vacant land that it owns.  The property, known as The Reserves at Arboretum Place, was approved for development on November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project development cost was estimated at approximately $17,358,000 and was completed in early 2009.  As of December 31, 2009, the project development costs incurred were approximately $16,958,000 and included all costs, exclusive of land, with the exception of some minor costs to complete final items.  Interest costs are capitalized on the development until construction is substantially complete.  There was $0 and $152,188 of interest capitalized in the three months ended March 31, 2010 and 2009, respectively.  No development activities are currently planned for the other vacant parcel.

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

The Company’s capital budgets for 2010 anticipate spending approximately $8,249,000 for ongoing rehabilitation, including the Hampton House project.  As of March 31, 2010, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the three months ended March 31, 2010

The Company did not acquire any properties during the three-month period ended March 31, 2010.

Discussion of dispositions for the three months ended March 31, 2010

The Company did not dispose of any properties during the three-month period ended March 31, 2010.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the three months ended March 31, 2010 and 2009, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,196 for each period, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2010 and December 31, 2009.

During the three months ended March 31, 2010 and 2009, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the three months ended March 31, 2010, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through March 31, 2010, remained unchanged.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the three-month period ended March 31, 2009, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the three months ended March 31, 2010 and 2009 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three-month period ended March 31, 2010 and 2009, net (loss) was $(7,594,902) and $(8,217,218), respectively.  A reconciliation of the Company’s NOI to net loss for the three-month period March 31, 2010 and 2009 is presented as part of the following tables.

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2009 and owned through March 31, 2010.

	Same Property Portfolio Three months ended March 31,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$17,503,262	$17,274,097	$229,165	1.33%
Interest, utility reimbursement and other	1,180,085	1,068,312	111,773	10.46%
Total revenue	18,683,347	18,342,409	340,938	1.86%

Operating Expenses:
Operating	4,821,809	4,822,912	(1,103)	(0.02)%
Maintenance	1,242,690	1,066,555	176,135	16.51%
Real estate taxes	1,890,461	1,950,222	(59,761)	(3.06)%
General and administrative	442,748	390,659	52,089	13.33%
Management fees	727,775	731,229	(3,454)	(0.47)%
Total operating expenses	9,125,483	8,961,577	163,906	1.83%

Net Operating Income	9,557,864	9,380,832	177,032	1.89%

Non-operating expenses:
Depreciation	7,463,682	7,621,334	(157,652)	(2.07)%
Interest	6,102,621	6,313,808	(211,187)	(3.34)%
Amortization of acquired in-place leases and tenant relationships	14,850	155,888	(141,038)	(90.47)%
Total non-operating expenses	13,581,153	14,091,030	(509,877)	(3.62)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(4,023,289)	(4,710,198)	686,909	14.58%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(4,023,289)	$(4,710,198)	$686,909	14.58%

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

	Total Property Portfolio Three months ended March 31,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,633,721	$17,574,204	$1,059,517	6.03%
Interest, utility reimbursement and other	1,393,342	1,192,777	200,565	16.81%
Total revenue	20,027,063	18,766,981	1,260,082	6.71%

Operating Expenses:
Operating	5,396,930	5,244,283	152,647	2.91%
Maintenance	1,288,100	984,748	303,352	30.81%
Real estate taxes	2,131,408	2,081,668	49,740	2.39%
General and administrative	1,137,307	1,717,923	(580,616)	(33.80)%
Management fees	1,197,032	1,165,200	31,832	2.73%
Total operating expenses	11,150,777	11,193,822	(43,045)	(0.38)%

Net Operating Income	8,876,286	7,573,159	1,303,127	17.21%

Non-operating expenses:
Depreciation	8,015,770	7,785,436	230,334	2.96%
Interest	6,745,687	6,247,309	498,378	7.98%
Amortization of acquired in-place leases and tenant relationships	48,044	272,189	(224,145)	(82.35)%
Total non-operating expenses	14,809,501	14,304,934	504,567	3.53%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and income (loss) from discontinued operations	(5,933,215)	(6,731,775)	798,560	11.86%

Equity in loss of Multifamily Venture Limited Partnership	(1,661,687)	(1,154,256)	(507,431)	(43.96)%

Equity in loss of Mezzanine Loan Limited Liability Company	-	(173,218)	173,218	100.00%

Discontinued operations	-	(157,969)	157,969	100.00%

Net loss	$(7,594,902)	$(8,217,218)	$622,316	7.57%

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2010 in comparison to the similar period of 2009.  The increase is mainly attributable to increased occupancy at most of the properties, more specifically at the Hampton House property as a result of the completion and availability of renovated units from its ongoing rehabilitation project.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009, primarily as a result of increased revenues, due to higher occupancy at the properties, from the fees charged to tenants and potential tenants, including late fees, cable, laundry, valet trash and other similar revenue items due to continued expansion in use of utility bill back programs.

Operating Expenses

Operating

Overall operating expenses decreased slightly in the quarter ended March 31, 2010 as compared to the same period of 2009.  Savings in marketing costs and utilities, including electricity and gas, were offset by higher expenses in payroll and property insurance.

Maintenance

Maintenance expense increased in the three months ended March 31, 2010 as compared to the same period of 2009, primarily as a result of the increase in snow removal costs at the Seasons and Berkshires of Columbia properties during the first quarter of 2010.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the three months ended March 31, 2010 from the comparable period of 2009.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the three-month period ended March 31, 2010 compared to 2009.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio decreased slightly for the three months ended March 31, 2010 compared to the same period of 2009.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended March 31, 2010 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Hampton House property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest

Interest expense for the three months ended March 31, 2010 decreased over the comparable period of 2009.  The decrease is attributable to the pay off of the Berkshires at Citrus Park loan in November 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the three-month period ended March 31, 2010.

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009
(Total Property Portfolio)

In general, increases in revenues and non-operating expenses and the related losses of the Total Property Portfolio for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as 2 properties were acquired or developed during 2009.   Also, an increase in the level of mortgage and revolving credit debt outstanding during the comparative periods contributed to the expense increase.  Decrease in operating expenses for the three months ended March 31, 2010 as compared to the same period in 2009 is mainly attributable to the transaction costs total $979,094 associated with the acquisition of the Glo property expensed pursuant to the guidance of ASC 805-10 adopted by the Company on January 1, 2009, which is included in the General and Administrative expense on the Consolidated Statement of Operations.  The difference is partially offset by bond redemption fees of $223,300 incurred related to the maturity of the Glo property loans that matured on March 15, 2010.  The fees are included in General and Administrative expenses for the three-month period ended March 31, 2010.

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

The following table presents a reconciliation of net income (loss) to FFO for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009

Net loss	$(7,594,902)	$(8,217,218)
Add:
Depreciation of real property	7,172,006	6,801,477
Amortization of acquired in-place leases and tenant relationships	48,044	272,189
Equity in loss of Multifamily Limited Partnership	1,661,687	1,154,256
Funds from operations of Multifamily Venture and Limited Venture	(369,292)	202,176
Less:
Noncontrolling interest in properties share of funds from operations	(144,147)	(81,057)

Funds from Operations	$773,396	$131,823

FFO for the three months ended March 31, 2010 increased as compared to FFO for the three-month period ended March 31, 2009.  The increase in FFO is due primarily to the transaction costs for the acquisition of Glo recorded in 2009 total $979,094 which were included in General and Administrative expense on the Consolidated Statement of Operations.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of March 31, 2010.

	2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt	$2,643,522	$4,851,827	$9,805,767	$61,871,050	$67,156,191	$286,088,834	$432,417,191

Average Interest Rate	5.35%	5.52%	5.75%	5.08%	5.51%	5.90%	5.71%

	2010	2011	2012	2013	2014	Thereafter	Total

Variable Rate Debt	$-	$-	$656,755	$799,520	$812,157	$27,724,840	$29,993,272

Average Interest Rate	-	-	1.57%	1.57%	1.57%	1.57%	1.57%

The level of market interest rate risk remained relatively consistent from December 31, 2009 to March 31, 2010.  As of March 31, 2010, $29,993,272 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The weighted-average variable interest rate on the debt was 1.57% at March 31, 2010.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

- None

Item 1A.                 RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010.  As of March 31, 2010, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Item 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None

Item 3.                 DEFAULTS UPON SENIOR SECURITIES

- None

Item 4.                 REMOVED

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

BERKSHIRE INCOME REALTY, INC.
May 14, 2010	/s/ David C. Quade
David C. Quade
President, Chief Financial Officer and
Principal Executive Officer

May 14, 2010	/s/ Christopher M. Nichols
Christopher M. Nichols
Senior Vice President and Principal Financial Officer