Form 10-Q
period 2010-08-16
BERKSHIRE INCOME REALTY INC
filed 2010-08-16
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐          No ☒

There were 1,406,196 shares of Class B common stock outstanding as of August 13, 2010.

Part I                 FINANCIAL INFORMATION
Item 1.                 CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $184,762,420 and $168,718,977, respectively	$429,424,933	$441,983,721
Cash and cash equivalents	14,975,843	17,956,617
Cash restricted for tenant security deposits	1,602,741	1,875,771
Cash restricted other	-	12,621,014
Replacement reserve escrow	4,375,190	3,938,646
Prepaid expenses and other assets	9,123,155	10,092,883
Investment in Multifamily Venture Limited Partnership	8,513,193	11,201,249
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,184,531 and $1,108,269 respectively	85,548	161,810
Deferred expenses, net of accumulated amortization of $1,989,487 and $1,880,816, respectively	3,737,393	3,413,587
Total assets	$471,837,996	$503,245,298

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$478,119,828	$474,830,728
Note payable, affiliate	-	15,720,000
Due to affiliates, net	1,506,928	2,149,628
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	10,208,797	11,086,062
Tenant security deposits	1,854,414	1,838,501
Total liabilities	492,527,574	506,462,526

Commitments and contingencies (Note 9)	-	-

Deficit:
Noncontrolling interest in properties	(48,103)	416,382
Noncontrolling interest in Operating Partnership	(50,852,875)	(34,251,501)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Accumulated deficit	(40,013,492)	(39,607,001)

Total deficit	(20,689,578)	(3,217,228)

Total liabilities and deficit	$471,837,996	$503,245,298

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Rental	$18,732,479	$18,600,158	$37,366,200	$36,174,362
Interest	2,797	34,077	7,880	81,671
Utility reimbursement	434,370	401,362	848,576	785,097
Other	1,017,242	869,237	1,991,295	1,630,685
Total revenue	20,186,888	19,904,834	40,213,951	38,671,815

Expenses:
Operating	4,343,138	4,758,956	9,740,068	10,003,239
Maintenance	1,381,093	1,299,285	2,669,193	2,284,033
Real estate taxes	2,157,824	2,477,680	4,289,232	4,559,348
General and administrative	1,008,526	1,826,433	2,145,833	3,544,356
Management fees	1,324,086	1,197,896	2,521,118	2,363,096
Depreciation	8,027,673	8,216,923	16,043,443	16,002,359
Interest, inclusive of amortization of deferred financing fees	7,050,843	6,704,661	13,796,530	12,951,970
Amortization of acquired in-place leases and tenant relationships	28,218	372,127	76,262	644,316
Total expenses	25,321,401	26,853,961	51,281,679	52,352,717

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,134,513)	(6,949,127)	(11,067,728)	(13,680,902)
Equity in loss of Multifamily Venture Limited Partnership	(1,026,369)	(1,056,629)	(2,688,056)	(2,210,885)
Equity in loss of Mezzanine Loan Limited Liability Company	-	(774,075)	-	(947,293)
Loss from continuing operations	(6,160,882)	(8,779,831)	(13,755,784)	(16,839,080)

Discontinued operations:
Loss from discontinued operations	-	(4,582)	-	(162,551)
Net loss from discontinued operations	-	(4,582)	-	(162,551)

Net loss	(6,160,882)	(8,784,413)	(13,755,784)	(17,001,631)
Net (income) loss attributable to noncontrolling interest in properties	(25,245)	43,696	98,311	246,566
Net loss attributable to noncontrolling interest in Operating Partnership (Note 10)	7,673,438	10,166,973	16,601,374	19,624,936
Net income attributable to Parent Company	1,487,311	1,426,256	2,943,901	2,869,871
Preferred dividend	(1,675,196)	(1,675,196)	(3,350,392)	(3,350,392)
Net loss available to common shareholders	$(187,885)	$(248,940)	$(406,491)	$(480,521)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.13)	$(0.17)	$(0.29)	$(0.23)
Net loss from discontinued operations attributable to Parent Company per common share, basic and diluted	$0.00	$(0.01)	$0.00	$(0.11)
Net loss available to common shareholders per common share, basic and diluted	$(0.13)	$(0.18)	$(0.29)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(38,768,323)	$293,650	$-	$31,750,219

Net income (loss)	-	-	-	-	2,869,871	(246,566)	(19,624,936)	(17,001,631)

Contributions	-	-	-	-	-	1,404,801	-	1,404,801

Distributions	-	-	-	-	-	(530,097)	-	(530,097)

Distributions to preferred shareholders	-	-	-	-	(3,350,392)	-	-	(3,350,392)

Balance at June 30, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(39,248,844)	$921,788	$(19,624,936)	$12,272,900

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount

Balance at January 1, 2010	2,978,110	$70,210,830	1,406,196	$14,062	$(39,607,001)	$416,382	$(34,251,501)	$(3,217,228)

Net income (loss)	-	-	-	-	2,943,901	(98,311)	(16,601,374)	(13,755,784)

Distributions	-	-	-	-	-	(366,174)	-	(366,174)

Distributions to preferred shareholders	-	-	-	-	(3,350,392)	-	-	(3,350,392)

Balance at June 30, 2010	2,978,110	$70,210,830	1,406,196	$14,062	$(40,013,492)	$(48,103)	$(50,852,875)	$(20,689,578)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(13,755,784)	$(17,001,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	298,700	380,647
Amortization of acquired in-place leases and tenant relationships	76,262	644,316
Amortization of fair value discount on mortgage debt	311,204	-
Depreciation	16,043,443	16,002,359
Equity in loss of Multifamily Venture Limited Partnership	2,688,056	2,210,885
Equity in loss of Mezzanine Loan Limited Liability Company	-	947,293
Gain on real estate assets related to involuntary conversion	-	(90,585)
Interest earned on restricted cash	-	(2,200)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	288,943	(17,247)
Prepaid expenses and other assets	1,051,869	1,223,006
Due to/from affiliates	(642,700)	369,076
Accrued expenses and other liabilities	(1,056,787)	(569,116)
Net cash provided by operating activities	5,303,206	4,096,803

Cash flows from investing activities:
Capital improvements	(3,305,133)	(7,769,877)
Acquisition of multifamily apartment communities	-	(849,719)
Restricted cash	12,621,014	(13,437,818)
Interest earned on replacement reserve deposits	(1,837)	(18,542)
Deposits to replacement reserve escrow	(435,310)	(278,277)
Withdrawals from replacement reserve escrow	603	1,942,188
Net cash provided by (used in) investing activities	8,879,337	(20,412,045)

Cash flows from financing activities:
Borrowings from mortgage notes payable	17,013,537	10,465,371
Principal payments on mortgage notes payable	(14,035,641)	(1,544,012)
Principal payments on note payable, affiliate	(15,720,000)	-
Good faith deposits on mortgages	(82,141)	-
Deferred financing costs	(622,506)	(201,005)
Contribution from noncontrolling interest holders in properties	-	1,404,801
Distributions to noncontrolling interest holders in properties	(366,174)	(530,097)
Distributions to preferred shareholders	(3,350,392)	(3,350,392)
Net cash (used in) provided by financing activities	(17,163,317)	6,244,666

Net decrease in cash and cash equivalents	(2,980,774)	(10,070,576)
Cash and cash equivalents at beginning of period	17,956,617	24,227,615
Cash and cash equivalents at end of period	$14,975,843	$14,157,039

Supplemental disclosure:
Cash paid for interest, net of amount capitalized	$13,186,960	$12,791,200

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the six months ended June 30,
	2010	2009

Supplemental disclosure (continued):

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$289,290	$169,406
Dividends declared and payable to preferred shareholders	837,607	837,607
Capitalization of interest	-	152,188

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$-	$(41,602,373)
Acquired in-place leases	-	(607,893)
Prepaid expenses and other assets	-	(1,083,422)
Liabilities assumed:
Accrued expenses	-	80,760
Tenant security deposit liability	-	159,936
Mortgage assumed	-	42,203,273
Net cash used for acquisition of multifamily apartment communities	$-	$(849,719)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of June 30, 2010, the Company owned, or had an interest in, 26 multifamily apartment communities consisting of a total 6,781 apartment units.

Discussion of acquisitions for the six months ended June 30, 2010

The Company did not acquire any properties during the six-month period ended June 30, 2010.

Discussion of dispositions for the six months ended June 30, 2010

The Company did not dispose of any properties during the six-month period ended June 30, 2010.

Recent Accounting Pronouncements

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

Consolidated statements of Comprehensive Income (Loss)

For the six months ended June 30, 2010 and 2009, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30, 2010	December 31, 2009

Land	$67,711,675	$67,711,675
Buildings, improvement and personal property	546,475,678	542,991,023

Multifamily apartment communities	614,187,353	610,702,698
Accumulated depreciation	(184,762,420)	(168,718,977)

Multifamily apartment communities, net	$429,424,933	$441,983,721

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10 and concluded that there are no impairment adjustments at June 30, 2010 or 2009.

Discontinued Operations

The operating results of discontinued operations relate to adjustments for properties sold prior to January 1, 2009 for the three and six months ended June 30, 2010 and 2009 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Rental	$-	$-	$-	$469
Total revenue	-	-	-	469

Expenses:
Operating	-	-	-	51,451
Maintenance	-	-	-	42,114
General and administrative	-	4,582	-	69,451
Management fees	-	-	-	4
Total expenses	-	4,582	-	163,020

Loss from discontinued operations	$-	$(4,582)	$-	$(162,551)

3.	INVESTMENT IN MULTIFAMILY VENTURE LIMITED PARTNERSHIP

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

After making the determination that its investment in BVF was a variable interest entity, the Company performed an assessment of which partner would be considered the primary beneficiary of BVF and therefore would be required to consolidate BVF’s balance sheets and result of operations.  This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of BVF, and (2) had the obligation to absorb losses or the right to receive benefits of BVF that could potentially be significant to the entity based upon the terms of the partnership and management agreements of BVF.  As a result of fees paid to the general partner of BVF for asset management and other services, the Company has determined that the general partner of BVF has the obligation to absorb the losses or the right to receive benefits of BVF while retaining the power to make significant decisions for BVF.  Based upon this understanding, the Company concluded that the general partner of BVF should consolidate BVF and as such, the Company accounts for its investment in BVF as an equity investment in an unconsolidated joint venture.

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of ASC 325-20, and is necessary in order for the Company to consistently meet its regulatory filing deadlines.  As of June 30, 2010 and December 31, 2009, the Company has accounted for its share of the equity in BVF operating activity through March 31, 2010 and September 30, 2009, respectively.

As of June 30, 2010, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	March 31, 2010	September 30, 2009
		(unaudited)
ASSETS
Multifamily apartment communities, net	$1,110,963,629	$1,160,175,575
Cash and cash equivalents	24,012,340	20,578,331
Other assets	21,985,814	27,894,742
Total assets	$1,156,961,783	$1,208,648,648

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$971,501,746	$972,346,565
Revolving credit facility	38,400,000	38,400,000
Other liabilities	22,220,007	20,214,964
Noncontrolling interest	11,869,243	26,319,634
Partners’ capital	112,970,787	151,367,485
Total liabilities and partners’ capital	$1,156,961,783	$1,208,648,648

Company’s share of partners’ capital	$7,908,798	$10,596,854
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$8,513,193	$11,201,249

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At June 30, 2010 and December 31, 2009, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement and as of June 30, 2010, has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of June 30, 2010 and 2009, respectively.

The summarized statements of operations of BVF for the three and six months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Revenue	$36,657,768	$35,870,635	$73,280,305	$72,017,395

Expenses	(54,152,601)	(53,629,730)	(126,119,584)	(109,773,693)

Noncontrolling interest	2,833,981	2,666,002	14,442,580	6,175,598

Net loss attributable to investment	$(14,660,852)	$(15,093,093)	$(38,396,699)	$(31,580,700)

Equity in loss of Multifamily Venture Limited Partnership	$(1,026,369)	$(1,056,629)	$(2,688,056)	$(2,210,885)

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $590,000 and is reflected in the equity loss recognized for the six months ended June 30, 2010.

4.                 INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through a wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts limited liability company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of the Mezzanine Loan LLC.  The Company had funded $855,000, or 60%, of its commitment as of December 30, 2009.

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

During the year ended December 31, 2009, the developer of the property securing the Mezzanine Loan LLC’s investment suffered financial problems related to other projects it was working on.  As a result of these issues, the managing member of the Mezzanine Loan LLC (the “Managing Member”) negotiated with another developer to take over the project.  The Managing Member also attempted to extend the maturity date of the underlying first mortgage on the real estate in conjunction with the hiring of the new developer.  Neither of the strategies of the Managing Member were successful and as a result the lender required the replacement of the Managing Member.  Due to the ongoing uncertainty of the investment and changes in the structure of the investment resulting from the actions of the lender, the Company decided to distribute its interest in the investment to the common interest holder of the Operating Partnership.

During the six months ended June 30, 2009 and prior to the Company deciding to distribute its interest in the investment to the common interest holder of the Operating Partnership, the Company recognized income related to its investment in the Mezzanine Loan LLC.  The income represents interest accrued on the Company’s investment and totaled $84,798.  The income increased the Company’s carrying value of the investment prior to the write-down.  Additionally, the Company recognized impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in the Mezzanine Loan LLC.  In accordance with ASC 325-20, a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized.  Unlike ASC 360-10, potential impairments under ASC 325-20 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions.  As a result, the Company recognized non-cash impairment charges of $1,032,091 on its investment in the Mezzanine Loan LLC during the six months ended June 30, 2009.

On December 30, 2009, as part of a special distribution to the common stockholders, the Company distributed its interest in the Mezzanine Loan LLC.  The interests were valued at $1,000 at the time of distribution.  The carrying value of the investment prior to distribution was $0.

5.                 MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan were used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of seven years, including a two year construction period and five years of permanent financing.  The loan was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  As of June 30, 2010, the Company received proceeds pursuant to the loan of $13,112,027, of which $585,437 was received during the six months ended June 30, 2010.  On April 23, 2010, the Company completed the conversion of the loan from the construction phase to the permanent phase which required the Company to return $162,027 due to loan-to-value limitations.  The final amount of the loan was $12,950,000.

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of June 30, 2010, the weighted-average variable interest rate is 1.55%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo Apartments in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.  During the six months ended June 30, 2010, the Company recorded $311,204 of negatively amortized interest to principal.

On May 20, 2010, the Company closed on $16,428,100 of financing for the Citrus Park property insured by the U.S. Department of Housing and Urban Development (“HUD”).  The all-in coupon rate is 5% and the term is 35 years.  Proceeds from the closing were primarily used to repay the revolving credit facility balance of $15,720,000 and accrued interest to an affiliate of the Company and applicable closing costs.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $502,333,000 and $477,547,000 at June 30, 2010 and December 31, 2009, respectively.

6.                 NOTE PAYABLE, AFFILIATE

The Company has a $20,000,000 revolving credit facility commitment with an affiliate of the Company.  The credit facility is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment.

During the six months ended June 30, 2010 and 2009, the Company did not borrow any outstanding balances under the revolving credit facility and repaid advances of $15,720,000 and $0, respectively, during the same periods.  There was $0 and $15,720,000 outstanding as of June 30, 2010 and December 31, 2009, respectively, under the facility.  The Company incurred interest and fees of $321,212 and $0 related to the facility during the six months ended June 30, 2010 and 2009, respectively.

7.                 EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the six months ended June 30, 2010 and 2009, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,392 for each period, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2010 and December 31, 2009.

During the six months ended June 30, 2010 and 2009, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.                 EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 follows:
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net loss from continuing operations	$(6,160,882)	$(8,779,831)	$(13,755,784)	$(16,839,080)
Add:Net loss attributable to noncontrolling interest in properties	-	43,696	98,311	246,566
Net loss attributable to noncontrolling interest in Operating Partnership	7,673,438	10,166,973	16,601,374	19,624,936
Less:Preferred dividends	(1,675,196)	(1,675,196)	(3,350,392)	(3,350,392)
Net income attributable to noncontrolling interest in properties	(25,245)	-	-	-
Loss from continuing operations	$(187,885)	$(244,358)	$(406,491)	$(317,970)

Net loss from discontinued operations	$-	$(4,582)	$-	$(162,551)

Net loss available to common shareholders	$(187,885)	$(248,940)	$(406,491)	$(480,521)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.13)	$(0.17)	$(0.29)	$(0.23)
Net loss from discontinued operations attributable to Parent Company per common share, basic and diluted	$0.00	$(0.01)	$0.00	$(0.11)
Net loss available to common shareholders per common share, basic and diluted	$(0.13)	$(0.18)	$(0.29)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
For the six months ended June 30, 2010 and 2009, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company entered into two irrevocable letters of credit arrangements with a bank in relation to the JV BIR/Holland transaction.  The irrevocable letters of credit were a requirement of the lender, who issued the debt secured by the property substantially owned by JV BIR/Holland, in order for the new ownership structure contemplated by the transaction to move forward.  The irrevocable letters of credit were in place as a guarantee for two separate principal reduction payments of $9,500,000 originally due in 2009 and $2,710,000 due in 2010.  On July 27, 2009, Fannie Mae granted a six-month extension for the amounts due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo Apartments in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement (the “Amendment”) with Berkshire Advisor, an affiliate of the Company.   The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which will be based on the increase in value of the Company over a base value to be established as of December 31, 2009 (“Base Value”).  The Amendment became effective on January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  Refer to Related Party Transactions on page 15 for further discussion.

10. NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net loss	$(6,160,882)	$(8,784,413)	$(13,755,784)	$(17,001,631)
Add:Noncontrolling common interest in properties	(25,245)	43,696	98,311	246,566
Loss before noncontrolling interest in Operating Partnership (1)	(6,186,127)	(8,740,717)	(13,657,473)	(16,755,065)
Preferred dividend	(1,675,196)	(1,675,196)	(3,350,392)	(3,350,392)
Loss available to common equity	(7,861,323)	(10,415,913)	(17,007,865)	(20,105,457)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(7,673,438)	$(10,166,973)	$(16,601,374)	$(19,624,936)

The following table sets forth summaries of the items affecting the noncontrolling common interest in the Operating Partnership:
	For the six months ended June 30,
	2010	2009

Balance at beginning of period (1)	$(34,251,501)	$-
Noncontrolling common interest in Operating Partnership	(16,601,374)	(19,624,936)
Balance at end of period	$(50,852,875)	$(19,624,936)

(1)
Prior to adoption of ASC 810-10 by the Company on January 1, 2009, noncontrolling common interest in the Operating Partnership was carried at zero on the balance sheet due to the noncontrolling interest having no obligation to fund losses/deficits.

As of June 30, 2010 and December 31, 2009, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.                 RELATED PARTY TRANSACTIONS

 Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Property management fees	$761,142	$761,310	$1,522,032	$1,506,943
Expense reimbursements	52,500	50,226	105,000	100,452
Salary reimbursements	2,239,687	2,226,156	4,848,999	4,612,091
Asset management fees	537,974	412,314	950,288	824,628
Acquisition fees	-	-	-	427,500
Construction management fees	34,563	55,638	45,253	204,030
Development fees	-	79,500	-	159,000
Interest on revolving credit facility	114,887	-	321,212	-

Total	$3,740,753	$3,585,144	$7,792,784	$7,834,644

Amounts due to affiliates of $1,506,928 and $2,149,628 are included in “Due to affiliates, net” at June 30, 2010 and December 31, 2009, respectively, represent intercompany development fees, expense reimbursements and shared services.

Expense reimbursements due to affiliates of $5,867,880 and $5,540,487 are included in “Due to affiliates, net” at June 30, 2010 and December 31, 2009, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $4,360,952 and $3,390,859 are included in “Due to affiliates, net” at June 30, 2010 and December 31, 2009, respectively, in the accompanying Consolidated Balance Sheets.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income.

The Company pays asset management fees to an affiliate, Berkshire Advisor, for asset management services.  These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.  Effective April 4, 2003, under the advisory services agreement, the Company will pay Berkshire Advisor a fixed annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.  In addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Property Advisor a variable incentive asset management fee based on increases in value of the Company, as explained below, that would not be subject to the $1,600,000 maximum.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, or other items paid or received that would be considered an adjustment to basis.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties.  The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement (the “Amendment”) with Berkshire Advisor, an affiliate of the Company.   The Amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which will be based on the increase in value of the Company over a base value to be established as of December 31, 2009 (“Base Value”).  The Amendment became effective on January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  The Incentive Advisory Fee is variable and generally to the extent the value of the Company decreases, the accrued Incentive Advisory Fee would be reduced accordingly.  Like the Asset Management Fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due.  As of June 30, 2010, the liability pursuant to the Amendment was $125,659.  Any future liability will be based upon the increase in value of the Company over the Base Value.  Payments from the plan will approximate the amounts the Advisor pay to its employee.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.
The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the six months ended June 30, 2009, the Company paid a fee on the acquisition of the Glo Apartments in the amount of $427,500.  Pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009, the acquisition fee was charged to operating expenses for the six months ended June 30, 2009.  The Company did not make any acquisitions in the six-month period ended June 30, 2010.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $45,253 and 204,030 in construction management fees for the six months ended June 30, 2010 and 2009, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of December 31, 2009, the Company has completed the development of the Arboretum Land development project and has incurred fees totaling $902,500 for the project, of which $159,000 were incurred during the six months ended June 30, 2009.  The fees were based on the project’s development/construction costs.  As of June 30, 2010 and December 31, 2009, $0 and $202,500, respectively remained payable related to the project.

During the six months ended June 30, 2010 and 2009, the Company did not incur any borrowings under the revolving credit facility and repaid $15,720,000 and $0, respectively, during the same periods.  There was $0 and $15,720,000 outstanding as of June 30, 2010 and December 31, 2009, respectively, under the facility.  The Company incurred interest and fees of $321,212 and $0 related to the facility during the six months ended June 30, 2010 and 2009, respectively.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board.  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 12 – Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC for additional information about the Advisor.

Overview

The Company is engaged primarily in the ownership, acquisition, operation and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest, Midwest and Western areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty-OP, L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.

As of August 13, 2010, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six months ended June 30, 2010 included the following:

▪
On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo Apartments in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.

▪
On April 23, 2010, the Company completed the conversion of the Arboretum Development construction loan to permanent financing.  The final loan amount is $12,950,000 with a term of 5 years and interest at 6.20%.

▪
On May 20, 2010, the Company closed on $16,428,100 of HUD financing for the Citrus Park property.  The all-in coupon rate is 5% and the term is 35 years.  Proceeds from the closing were primarily used to repay the revolving credit facility balance of $15,720,000 and accrued interest to an affiliate of the Company and applicable closing costs.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009.  The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2010 and December 31, 2009, the Company had $14,975,843 and $17,956,617 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three- and six-month periods ended June 30, 2010 and 2009 are as follows:
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Cash provided by operating activities	$3,021,278	$1,958,579	$5,303,206	$4,096,803
Cash provided by (used in) investing activities	(2,330,804)	(824,588)	8,879,337	(20,412,045)
Cash provided by (used in) financing activities	(2,796,299)	823,548	(17,163,317)	6,244,666

During the six months ended June 30, 2010, cash decreased by $2,980,774.  The overall decrease was due primarily to principal payments on revolving credit facility of $15,720,000, principal payments on mortgages of $14,035,641, including $12,210,000 of debt related to Glo, and capital expenditures of $3,305,133, offset by borrowings from mortgage notes payable of $17,013,537 and transfers of $12,621,014 from restricted cash.  Additionally, the Company paid its regular quarterly distributions to its preferred shareholders in the amount of $3,350,392.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of June 30, 2010, approximately $15,136,000 of principal, or 3.2% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During the three-year period, principal of $3,700,000 relates to a loan that is due to mature and be repaid in full in 2012.  All other payments of principal during the three-year period are monthly payments in accordance with the loan amortization schedules.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies with liquidity.

On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo Apartments in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.

On May 20, 2010, the Company closed on $16,428,100 of HUD financing for the Citrus Park property.  The all-in coupon rate is 5% and the term is 35 years.  Proceeds from the closing were primarily used to repay the revolving credit facility balance of $15,720,000 and accrued interest to an affiliate of the Company, and applicable closing costs.

As of June 30, 2010, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exceptions of Glo Apartments, which has a variable interest rate mortgage that is capped at 6% through 2013.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  As of June 30, 2010, there was no outstanding balance on the facility.

Capital Expenditures

The Company incurred $1,198,071 and $6,434,574 in recurring capital expenditures during the six months ended June 30, 2010 and 2009, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $2,107,062 and $1,335,303 in renovation and development related capital expenditures during the six months ended June 30, 2010 and 2009, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

During 2007 the Company, as part of the decision to acquire the Hampton House property, contemplated a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  The project includes rehabilitation of all apartment units, common areas including the lobby, central utility systems, replacement of all windows and painting of the exterior.  As of June 30, 2010, the interior portion of the project was 80% complete as 157 of the 196 units had been renovated, of which 150 units, or 96% have been leased.  The project is on track and spending is within budget.  As of June 30, 2010, the Company had incurred approximately $2,842,000 on the rehabilitation project.

The Company has not approved any additional renovation projects during the six month period ended June 30, 2010 and no other renovation projects are currently anticipated.

The Company has completed the development of one of the two parcels of vacant land that it owns.  The property, known as The Reserves at Arboretum Place, was approved for development on November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project development cost was estimated at approximately $17,358,000 and was completed in early 2009.  As of December 31, 2009, the project development costs incurred were approximately $16,958,000 and included all costs, exclusive of land, with the exception of some minor costs to complete final items.  Interest costs are capitalized on the development until construction is substantially complete.  There was $0 and $152,188 of interest capitalized in the six months ended June 30, 2010 and 2009, respectively.  No development activities are currently planned for the other vacant parcel.
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

The Company’s capital budgets for 2010 anticipate spending approximately $8,249,000 for ongoing rehabilitation, including the Hampton House project.  As of June 30, 2010, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the six months ended June 30, 2010

The Company did not acquire any properties during the six-month period ended June 30, 2010.

Discussion of dispositions for the six months ended June 30, 2010

The Company did not dispose of any properties during the six-month period ended June 30, 2010.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the six months ended June 30, 2010 and 2009, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,392 for each period, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2010 and December 31, 2009.

During the six months ended June 30, 2010 and 2009, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the six months ended June 30, 2010, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through June 30, 2010, remained unchanged.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the six-month period ended June 30, 2009, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the three and six months ended June 30, 2010 and 2009 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three-month period ended June 30, 2010 and 2009, net (loss) was $(6,160,882) and $(8,784,413), respectively.  For the six months ended June 30, 2010 and 2009, net (loss) was $(13,755,784) and $(17,001,631), respectively.  A reconciliation of the Company’s NOI to net loss for the three-month and six-month period June 30, 2010 and 2009 is presented as part of the following tables.

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2009 and owned through June 30, 2010.

	Same Property Portfolio Three months ended June 30,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$17,543,715	$17,433,636	$110,079	0.63%
Interest, utility reimbursement and other	1,236,247	1,120,860	115,387	10.29%
Total revenue	18,779,962	18,554,496	225,466	1.22%

Operating Expenses:
Operating	3,875,471	4,288,421	(412,950)	(9.63)%
Maintenance	1,306,182	1,476,123	(169,941)	(11.51)%
Real estate taxes	1,840,504	1,957,044	(116,540)	(5.95)%
General and administrative	420,920	386,940	33,980	8.78%
Management fees	730,373	736,753	(6,380)	(0.87)%
Total operating expenses	8,173,450	8,845,281	(671,831)	(7.60)%

Net Operating Income	10,606,512	9,709,215	897,297	9.24%

Non-operating expenses:
Depreciation	7,477,682	7,692,992	(215,310)	(2.80)%
Interest, inclusive of amortization of deferred financing fees	6,267,406	6,371,676	(104,270)	(1.64)%
Amortization of acquired in-place leases and tenant relationships	14,850	104,184	(89,334)	(85.75)%
Total non-operating expenses	13,759,938	14,168,852	(408,914)	(2.89)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(3,153,426)	(4,459,637)	1,306,211	29.29%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(3,153,426)	$(4,459,637)	$1,306,211	29.29%

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

	Total Property Portfolio Three months ended June 30,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,732,479	$18,600,158	$132,321	0.71%
Interest, utility reimbursement and other	1,454,409	1,304,676	149,733	11.48%
Total revenue	20,186,888	19,904,834	282,054	1.42%

Operating Expenses:
Operating	4,343,138	4,758,956	(415,818)	(8.74)%
Maintenance	1,381,093	1,299,285	81,808	6.30%
Real estate taxes	2,157,824	2,477,680	(319,856)	(12.91)%
General and administrative	1,008,526	1,826,433	(817,907)	(44.78)%
Management fees	1,324,086	1,197,896	126,190	10.53%
Total operating expenses	10,214,667	11,560,250	(1,345,583)	(11.64)%

Net Operating Income	9,972,221	8,344,584	1,627,637	19.51%

Non-operating expenses:
Depreciation	8,027,673	8,216,923	(189,250)	(2.30)%
Interest, inclusive of amortization of deferred financing fees	7,050,843	6,704,661	346,182	5.16%
Amortization of acquired in-place leases and tenant relationships	28,218	372,127	(343,909)	(92.42)%
Total non-operating expenses	15,106,734	15,293,711	(186,977)	(1.22)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,134,513)	(6,949,127)	1,814,614	26.11%

Equity in loss of Multifamily Venture Limited Partnership	(1,026,369)	(1,056,629)	30,260	2.86%

Equity in loss of Mezzanine Loan Limited Liability Company	-	(774,075)	774,075	100.00%

Discontinued operations	-	(4,582)	4,582	100.00%

Net loss	$(6,160,882)	$(8,784,413)	$2,623,531	29.87%

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2010 in comparison to the similar period of 2009.  The increase is mainly attributable to increased occupancy at most of the properties, more specifically at the Hampton House property as a result of the completion and availability of renovated units from its ongoing rehabilitation project.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009, primarily as a result of increased revenues, due to higher occupancy at the properties, from the fees charged to tenants and potential tenants, including late fees, cable, laundry, valet trash and other similar revenue items due to continued expansion in use of utility bill back programs, in addition to income received from various cable service companies for their exclusive rights to service our properties.

Operating Expenses

Operating

Overall operating expenses decreased in the quarter ended June 30, 2010 as compared to the same period of 2009.  Savings in marketing costs and utilities, including electricity and gas, were offset by higher expenses in water and sewer.  Group insurance expenses for the three months ended June 30, 2010 was lower compared to the same period ended June 30, 2009 due to an one-time adjustment recorded during the three months ended June 30, 2009 as a result of the Company’s property insurance coverage renewal in April 2009.

Maintenance

Maintenance expense decreased in the three months ended June 30, 2010 as compared to the same period of 2009, mainly due to increased occupancy at most of the properties, resulting in less turnover-related expenses.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the three months ended June 30, 2010 from the comparable period of 2009.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the three-month period ended June 30, 2010 compared to 2009.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio decreased slightly for the three months ended June 30, 2010 compared to the same period of 2009.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended June 30, 2010 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Hampton House property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended June 30, 2010 decreased over the comparable period of 2009.  The decrease is attributable to the pay off of the Berkshires at Citrus Park loan in November 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended June 30, 2010 as compared to the same period in 2009.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the three-month period ended June 30, 2010.

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009
(Total Property Portfolio)

In general, increases in revenues for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as 2 properties were acquired or developed during 2009.   Decreases in operating expenses for the three months ended June 30, 2010 as compared to the same period in 2009 are mainly attributable to additional transaction costs of $204,205 associated with the acquisition of the Glo Apartments expensed pursuant to the guidance of ASC 805-10 adopted by the Company on January 1, 2009 and costs accrued for the judgment in the Lakeridge legal matter of $774,990, which were included in the General and Administrative expense on the Consolidated Statement of Operations for the three-month period ended June 30, 2009.  The decreases in operating expenses were partially offset by $311,204 of negatively amortized interest on the Glo Apartments loans in addition to accrued Incentive Advisory Fee of $125,659 pursuant to the Advisory Services Agreement.  (Refer to Related Party Transactions on page 15 for further discussion.)

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

	Same Property Portfolio Six months ended June 30,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$35,046,977	$34,707,733	$339,244	0.98%
Interest, utility reimbursement and other	2,416,332	2,189,172	227,160	10.38%
Total revenue	37,463,309	36,896,905	566,404	1.54%

Operating Expenses:
Operating	8,697,280	9,111,333	(414,053)	(4.54)%
Maintenance	2,548,872	2,202,655	346,217	15.72%
Real estate taxes	3,730,965	3,907,266	(176,301)	(4.51)%
General and administrative	863,668	777,599	86,069	11.07%
Management fees	1,458,148	1,467,982	(9,834)	(0.67)%
Total operating expenses	17,298,933	17,466,835	(167,902)	(0.96)%

Net Operating Income	20,164,376	19,430,070	734,306	3.78%

Non-operating expenses:
Depreciation	14,941,364	15,314,326	(372,962)	(2.44)%
Interest, inclusive of amortization of deferred financing fees	12,370,027	12,685,484	(315,457)	(2.49)%
Amortization of acquired in-place leases and tenant relationships	29,700	260,072	(230,372)	(88.58)%
Total non-operating expenses	27,341,091	28,259,882	(918,791)	(3.25)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(7,176,715)	(8,829,812)	1,653,097	18.72%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(7,176,715)	$(8,829,812)	$1,653,097	18.72%

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

	Total Property Portfolio Six months ended June 30,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$37,366,200	$36,174,362	$1,191,838	3.29%
Interest, utility reimbursement and other	2,847,751	2,497,453	350,298	14.03%
Total revenue	40,213,951	38,671,815	1,542,136	3.99%

Operating Expenses:
Operating	9,740,068	10,003,239	(263,171)	(2.63)%
Maintenance	2,669,193	2,284,033	385,160	16.86%
Real estate taxes	4,289,232	4,559,348	(270,116)	(5.92)%
General and administrative	2,145,833	3,544,356	(1,398,523)	(39.46)%
Management fees	2,521,118	2,363,096	158,022	6.69%
Total operating expenses	21,365,444	22,754,072	(1,388,628)	(6.10)%

Net Operating Income	18,848,507	15,917,743	2,930,764	18.41%

Non-operating expenses:
Depreciation	16,043,443	16,002,359	41,084	0.26%
Interest, inclusive of amortization of deferred financing fees	13,796,530	12,951,970	844,560	6.52%
Amortization of acquired in-place leases and tenant relationships	76,262	644,316	(568,054)	(88.16)%
Total non-operating expenses	29,916,235	29,598,645	317,590	1.07%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(11,067,728)	(13,680,902)	2,613,174	19.10%

Equity in loss of Multifamily Venture Limited Partnership	(2,688,056)	(2,210,885)	(477,171)	(21.58)%

Equity in loss of Mezzanine Loan Limited Liability Company	-	(947,293)	947,293	100.00%

Discontinued operations	-	(162,551)	162,551	100.00%

Net loss	$(13,755,784)	$(17,001,631)	$3,245,847	19.09%

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2010 in comparison to the similar period of 2009.  The increase is mainly attributable to increased occupancy at most of the properties, more specifically at the Hampton House property as a result of the completion and availability of renovated units from its ongoing rehabilitation project.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the six months ended June 30, 2010 as compared to the six-month period ended June 30, 2009, primarily as a result of increased revenues, due to higher occupancy at the properties, from the fees charged to tenants and potential tenants, including late fees, cable, laundry, valet trash and other similar revenue items due to continued expansion in use of utility bill back programs, in addition to income received from various cable service companies for their exclusive rights to service our properties.

Operating Expenses

Operating

Overall operating expenses decreased in the six-month period ended June 30, 2010 as compared to the same period of 2009.  Savings in marketing costs and utilities, including electricity and gas, were partially offset by higher expenses in payroll due to higher bonus payment, and water and sewer.

Maintenance

Maintenance expense increased in the six months ended June 30, 2010 as compared to the same period of 2009, primarily due to the increase in snow removal costs at the Seasons and Berkshires of Columbia properties during the first quarter of 2010, partially offset by reduced turnover-related expenses as a result of increased occupancy at most of the properties.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the six months ended June 30, 2010 from the comparable period of 2009.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the six-month period ended June 30, 2010 compared to 2009.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio decreased slightly for the six months ended June 30, 2010 compared to the same period of 2009.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the six months ended June 30, 2010 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Hampton House property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the six months ended June 30, 2010 decreased over the comparable period of 2009.  The decrease is attributable to the pay off of the Berkshires at Citrus Park loan in November 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the six months ended June 30, 2010 as compared to the same period in 2009.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the six-month period ended June 30, 2010.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009
(Total Property Portfolio)

In general, increase in revenues for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as 2 properties were acquired or developed during 2009.   Decrease in operating expenses for the six months ended June 30, 2010 as compared to the same period in 2009 is mainly attributable to the transaction costs of $1,183,299 associated with the acquisition of the Glo Apartments expensed pursuant to the guidance of ASC 805-10 adopted by the Company on January 1, 2009 and costs accrued for the judgment in the Lakeridge legal matter of $774,990, which were included in the General and Administrative expense on the Consolidated Statement of Operations for the six months ended June 30, 2009.  The difference is partially offset by bond redemption fees of $223,300 incurred related to the maturity of the Glo Apartments loans that matured on March 15, 2010.  The fees were included in General and Administrative expenses for the six-month period ended June 30, 2010.  In addition, the Company recognized $125,659 of accrued Incentive Advisory Fee pursuant to the Advisory Services Agreement.  (Refer to Related Party Transactions on page 15 for further discussion.)  Non-operating expenses increased for the six months ended June 30, 2010 as compared to the same period in 2009 mainly due to increases in interest expenses as a result of increases in the level of mortgage and revolving credit debt outstanding and $311,204 of negatively amortized interest recorded on the Glo Apartments loans.

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

The following table presents a reconciliation of net loss to FFO for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net loss	$(6,160,882)	$(8,784,413)	$(13,755,784)	$(17,001,631)
Add:
Depreciation of real property	7,210,051	7,210,482	14,382,057	14,011,959
Amortization of acquired in-place leases and tenant relationships	28,218	372,127	76,262	644,316
Equity in loss of Multifamily Venture Limited Partnership	1,026,369	1,056,629	2,688,056	2,210,885
Funds from operations of Multifamily Venture Limited Partnership	239,125	250,499	(130,167)	452,675

Less:
Noncontrolling interest in properties share of funds from operations	(261,578)	(264,898)	(405,725)	(345,955)

Funds from Operations	$2,081,303	$(159,574)	$2,854,699	$(27,751)

FFO for the three and six months ended June 30, 2010 increased as compared to FFO for the three- and six-month periods ended June 30, 2009.  The increase in FFO is due primarily to the transaction costs for the acquisition of Glo of $1,183,299 and costs accrued for the judgment in the Lakeridge legal matter of $774,990, which were included in General and Administrative expense on the Consolidated Statement of Operations during the six months ended June 30, 2009, in addition to the write-off of the Company’s investment in the Mezzanine Loan LLC in the amount of $1,032,991 recorded during the same period.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of June 30, 2010.

	2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt	$1,710,295	$4,172,769	$8,587,250	$60,571,170	$65,769,590	$307,004,278	$447,815,352

Average Interest Rate	5.26%	5.33%	5.64%	5.05%	5.49%	5.84%	5.67%

	2010	2011	2012	2013	2014	Thereafter	Total

Variable Rate Debt	$-	$-	$665,660	$810,212	$822,854	$28,005,750	$30,304,476

Average Interest Rate	-	-	1.55%	1.55%	1.55%	1.55%	1.55%

The level of market interest rate risk remained relatively consistent from December 31, 2009 to June 30, 2010.  As of June 30, 2010, $30,304,476 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The weighted-average variable interest rate on the debt was 1.55% at June 30, 2010.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

- None

Item 1A.                 RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010.  As of June 30, 2010, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
August 16, 2010	/s/ David C. Quade
David C. Quade
President, Chief Financial Officer and
Principal Executive Officer

August 16, 2010	/s/ Christopher M. Nichols
Christopher M. Nichols
Senior Vice President and Principal Financial Officer