Form 10-Q
period 2010-09-30
BERKSHIRE INCOME REALTY INC
filed 2010-11-12
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
or
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

Large Accelerated Filer☐	Accelerated Filer ☐
Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No ☒

There were 1,406,196 shares of Class B common stock outstanding as of November 11, 2010.

Part I                 FINANCIAL INFORMATION
Item 1.                 CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $192,317,345 and $168,718,977, respectively	$424,693,288	$441,983,721
Cash and cash equivalents	13,768,360	17,956,617
Cash restricted for tenant security deposits	1,598,546	1,875,771
Cash restricted other	-	12,621,014
Replacement reserve escrow	4,185,195	3,938,646
Prepaid expenses and other assets	9,513,223	10,092,883
Investment in Multifamily Venture Limited Partnership	7,781,540	11,201,249
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,212,749 and $1,108,269 respectively	57,330	161,810
Deferred expenses, net of accumulated amortization of $2,129,822 and $1,880,816, respectively	3,621,064	3,413,587
Total assets	$465,218,546	$503,245,298

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$477,278,812	$474,830,728
Note payable, affiliate	-	15,720,000
Due to affiliates, net	2,230,681	2,149,628
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	11,656,935	11,086,062
Tenant security deposits	1,840,324	1,838,501
Total liabilities	493,844,359	506,462,526

Commitments and contingencies (Note 9)	-	-

Deficit:
Noncontrolling interest in properties	(143,637)	416,382
Noncontrolling interest in Operating Partnership (Note 10)	(58,506,183)	(34,251,501)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Accumulated deficit	(40,200,885)	(39,607,001)

Total deficit	(28,625,813)	(3,217,228)

Total liabilities and deficit	$465,218,546	$503,245,298

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Rental	$18,877,415	$18,978,189	$56,243,615	$55,152,551
Interest	2,785	10,347	10,665	92,019
Utility reimbursement	463,689	430,504	1,312,265	1,215,602
Other	1,091,937	1,028,281	3,083,232	2,658,964
Total revenue	20,435,826	20,447,321	60,649,777	59,119,136

Expenses:
Operating	4,670,181	4,941,356	14,410,249	14,944,595
Maintenance	1,410,435	1,358,994	4,079,628	3,643,027
Real estate taxes	2,149,371	2,133,677	6,438,603	6,651,627
General and administrative	1,025,223	990,714	3,171,056	4,576,468
Management fees	2,187,094	1,194,141	4,708,212	3,557,237
Depreciation	7,554,925	8,081,318	23,598,368	24,083,677
Interest, inclusive of amortization of deferred financing fees	6,825,935	6,732,894	20,622,465	19,684,864
Amortization of acquired in-place leases and tenant relationships	28,218	113,416	104,480	757,732
Total expenses	25,851,382	25,546,510	77,133,061	77,899,227

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,415,556)	(5,099,189)	(16,483,284)	(18,780,091)
Equity in loss of Multifamily Venture Limited Partnership	(731,653)	(1,046,676)	(3,419,709)	(3,257,561)
Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	(947,293)
Loss from continuing operations	(6,147,209)	(6,145,865)	(19,902,993)	(22,984,945)

Discontinued operations:
Income (loss) from discontinued operations	-	2,097	-	(160,454)
Net income (loss) from discontinued operations	-	2,097	-	(160,454)

Net loss	(6,147,209)	(6,143,768)	(19,902,993)	(23,145,399)
Net (income) loss attributable to noncontrolling interest in properties	(18,305)	26,899	80,006	273,465
Net loss attributable to noncontrolling interest in Operating Partnership (Note 10)	7,653,308	7,605,835	24,254,682	27,230,771
Net income attributable to Parent Company	1,487,794	1,488,966	4,431,695	4,358,837
Preferred dividend	(1,675,187)	(1,675,197)	(5,025,579)	(5,025,589)
Net loss available to common shareholders	$(187,393)	$(186,231)	$(593,884)	$(666,752)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.13)	$(0.13)	$(0.42)	$(0.36)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$0.00	$0.00	$0.00	$(0.11)
Net loss available to common shareholders per common share, basic and diluted	$(0.13)	$(0.13)	$(0.42)	$(0.47)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(38,768,323)	$293,650	$-	$31,750,219

Net income (loss)	-	-	-	-	4,358,837	(273,465)	(27,230,771)	(23,145,399)

Contributions	-	-	-	-	-	1,404,801	-	1,404,801

Distributions	-	-	-	-	-	(717,694)	-	(717,694)

Distributions to preferred shareholders	-	-	-	-	(5,025,589)	-	-	(5,025,589)

Balance at September 30, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(39,435,075)	$707,292	$(27,230,771)	$4,266,338

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount

Balance at January 1, 2010	2,978,110	$70,210,830	1,406,196	$14,062	$(39,607,001)	$416,382	$(34,251,501)	$(3,217,228)

Net income (loss)	-	-	-	-	4,431,695	(80,006)	(24,254,682)	(19,902,993)

Distributions	-	-	-	-	-	(480,013)	-	(480,013)

Distributions to preferred shareholders	-	-	-	-	(5,025,579)	-	-	(5,025,579)

Balance at September 30, 2010	2,978,110	$70,210,830	1,406,196	$14,062	$(40,200,885)	$(143,637)	$(58,506,183)	$(28,625,813)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(19,902,993)	$(23,145,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	439,035	529,964
Amortization of acquired in-place leases and tenant relationships	104,480	757,732
Amortization of fair value discount on mortgage debt	369,178	-
Depreciation	23,598,368	24,083,677
Equity in loss of Multifamily Venture Limited Partnership	3,419,709	3,257,561
Equity in loss of Mezzanine Loan Limited Liability Company	-	947,293
Gain on real estate assets related to involuntary conversion	-	(90,585)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	279,048	(86,720)
Prepaid expenses and other assets	579,660	(733,252)
Due to/from affiliates	81,053	(173,797)
Accrued expenses and other liabilities	633,765	(827,934)
Net cash provided by operating activities	9,601,303	4,518,540

Cash flows from investing activities:
Capital improvements	(6,370,827)	(11,275,233)
Acquisition of multifamily apartment communities	-	(849,719)
Restricted cash	12,621,014	(12,621,014)
Interest earned on replacement reserve deposits	(2,532)	(22,498)
Deposits to replacement reserve escrow	(513,176)	(343,164)
Withdrawals from replacement reserve escrow	269,159	3,463,158
Net cash provided by (used in) investing activities	6,003,638	(21,648,470)

Cash flows from financing activities:
Borrowings from mortgage notes payable	17,013,537	10,501,605
Principal payments on mortgage notes payable	(14,934,631)	(2,348,914)
Principal payments on note payable, affiliate	(15,720,000)	-
Deferred financing costs	(646,512)	(251,005)
Contribution from noncontrolling interest holders in properties	-	1,404,801
Distributions to noncontrolling interest holders in properties	(480,013)	(717,694)
Distributions to preferred shareholders	(5,025,579)	(5,025,589)
Net cash (used in) provided by financing activities	(19,793,198)	3,563,204

Net decrease in cash and cash equivalents	(4,188,257)	(13,566,726)
Cash and cash equivalents at beginning of period	17,956,617	24,227,615
Cash and cash equivalents at end of period	$13,768,360	$10,660,889

Supplemental disclosure:
Cash paid for interest, net of amount capitalized	$19,816,418	$19,359,311

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the nine months ended September 30,
	2010	2009

Supplemental disclosure (continued):

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$46,877	$41,775
Dividends declared and payable to preferred shareholders	837,607	837,607
Capitalization of interest	-	152,188
Write-off of real estate assets – storm damage	-	278,988
Insurance proceeds receivable – storm damage	-	808,814

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$-	$(41,602,373)
Acquired in-place leases	-	(607,893)
Prepaid expenses and other assets	-	(1,083,422)
Liabilities assumed:
Accrued expenses	-	80,760
Tenant security deposit liability	-	159,936
Mortgage assumed	-	42,203,273
Net cash used for acquisition of multifamily apartment communities	$-	$(849,719)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of September 30, 2010, the Company owned, or had an interest in, 26 multifamily apartment communities consisting of a total 6,781 apartment units.

Discussion of acquisitions for the nine months ended September 30, 2010

The Company did not acquire any properties during the nine-month period ended September 30, 2010.

Discussion of dispositions for the nine months ended September 30, 2010

The Company did not dispose of any properties during the nine-month period ended September 30, 2010.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted Accounting Standard Codification (“ASC”) 810-10 (“ASC 810-10”) and Amendments to ASC 810-10 which requires management to reassess their variable interest entities.  The Company’s adoption of this guidance did not have any impact on its financial position and results of operations.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidated statements of Comprehensive Income (Loss)

For the nine months ended September 30, 2010 and 2009, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30, 2010	December 31, 2009

Land	$67,711,675	$67,711,675
Buildings, improvement and personal property	549,298,958	542,991,023

Multifamily apartment communities	617,010,633	610,702,698
Accumulated depreciation	(192,317,345)	(168,718,977)

Multifamily apartment communities, net	$424,693,288	$441,983,721

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10 and concluded that there are no impairment adjustments at September 30, 2010 or 2009.

Discontinued Operations

The operating results of discontinued operations relate to adjustments for properties sold prior to January 1, 2009 for the three and nine months ended September 30, 2010 and 2009 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Rental	$-	$-	$-	$469
Other	-	10,412	-	10,412
Total revenue	-	10,412	-	10,881

Expenses:
Operating	-	8,222	-	59,673
Maintenance	-	93	-	42,207
General and administrative	-	-	-	69,451
Management fees	-	-	-	4
Total expenses	-	8,315	-	171,335

Income (loss) from discontinued operations	$-	$2,097	$-	$(160,454)

3.	INVESTMENT IN MULTIFAMILY VENTURE LIMITED PARTNERSHIP

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

In accordance with ASC 810-10 issued by the Financial Accounting Standards Board (“FASB”) related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

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

In relation to its investment in BVF, the Company has elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period is allowed under the provisions of ASC 325-20, and is necessary in order for the Company to consistently meet its regulatory filing deadlines.  As of September 30, 2010 and December 31, 2009, the Company has accounted for its share of the equity in BVF operating activity through June 30, 2010 and September 30, 2009, respectively.

As of September 30, 2010, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	June 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
ASSETS
Multifamily apartment communities, net	$1,077,347,089	$1,160,175,575
Cash and cash equivalents	27,064,730	20,578,331
Other assets	23,551,406	27,894,742
Total assets	$1,127,963,225	$1,208,648,648

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$954,228,329	$972,346,565
Revolving credit facility	38,400,000	38,400,000
Other liabilities	23,305,146	20,214,964
Noncontrolling interest	9,510,044	26,319,634
Partners’ capital	102,519,706	151,367,485
Total liabilities and partners’ capital	$1,127,963,225	$1,208,648,648

Company’s share of partners’ capital	$7,177,145	$10,596,854
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$7,781,540	$11,201,249

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At September 30, 2010 and December 31, 2009, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement and as of September 30, 2010, has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of September 30, 2010 and 2009, respectively.

The summarized statements of operations of BVF for the three and nine months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Revenue	$36,938,658	$36,644,790	$110,218,963	$108,662,185

Expenses (1)	(53,570,303)	(54,387,044)	(179,689,887)	(164,160,737)

Gain/(Loss) on property sales	3,475,272	-	3,475,272	-

Noncontrolling interest	2,705,291	2,791,336	17,147,871	8,966,934

Net loss attributable to investment	$(10,451,082)	$(14,950,918)	$(48,847,781)	$(46,531,618)

Equity in loss of Multifamily Venture Limited Partnership (1)	$(731,653)	$(1,046,676)	$(3,419,709)	$(3,257,561)

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $590,000 and is reflected in the equity loss recognized for the nine months ended September 30, 2010.

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

During the nine months ended September 30, 2009 and prior to the Company deciding to distribute its interest in the investment to the common interest holder of the Operating Partnership, the Company recognized income related to its investment in the Mezzanine Loan LLC.  The income represents interest accrued on the Company’s investment and totaled $127,899.  The income increased the Company’s carrying value of the investment prior to the write-down.  Additionally, the Company recognized impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company’s investment in the Mezzanine Loan LLC.  In accordance with ASC 325-20, a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized.  Unlike ASC 360-10, potential impairments under ASC 325-20 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions.  As a result, the Company recognized non-cash impairment charges of $1,075,192 on its investment in the Mezzanine Loan LLC during the nine months ended September 30, 2009.

On December 30, 2009, as part of a special distribution to the common stockholders, the Company distributed its interest in the Mezzanine Loan LLC.  The interests were valued at $1,000 at the time of distribution.  The carrying value of the investment prior to distribution was $0.

5.                 MORTGAGE NOTES PAYABLE

On January 25, 2008, the Company, through its wholly owned subsidiary BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan were used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of seven years, including a two year construction period and five years of permanent financing.  The loan was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  On April 23, 2010, the Company completed the conversion of the loan from the construction phase to the permanent phase which required the Company to return $162,027 due to loan-to-value limitations.  The final amount of the loan was $12,950,000.  As of September 30, 2010, the Company received proceeds pursuant to the loan of $13,112,027, of which $585,437 was received during the nine months ended September 30, 2010.

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of September 30, 2010, the weighted-average variable interest rate is 1.56%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo Apartments in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.  Because the assumed mortgage was originally recorded at fair value, the Company is required to amortize the difference between the fair value and the face value of the mortgage over the life of the mortgage.  During the nine months ended September 30, 2010, the Company recorded $369,178 of amortization, resulting in an increase in the recorded mortgage balance and a charge to interest expense.

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

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $518,880,000 and $477,547,000 at September 30, 2010 and December 31, 2009, respectively.

6.                 NOTE PAYABLE, AFFILIATE

The Company has a $20,000,000 revolving credit facility commitment with an affiliate of the Company.  The credit facility is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment.

During the nine months ended September 30, 2010 and 2009, the Company did not borrow any amounts under the revolving credit facility and repaid advances of $15,720,000 and $0, respectively, during the same periods.  There was $0 and $15,720,000 outstanding as of September 30, 2010 and December 31, 2009, respectively, under the facility.  The Company incurred interest and fees of $321,212 and $0 related to the facility during the nine months ended September 30, 2010 and 2009, respectively.

7.                 EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the nine months ended September 30, 2010 and 2009, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,579 and $5,025,589, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2010 and December 31, 2009.

During the nine months ended September 30, 2010 and 2009, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.                 EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 follows:
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net loss from continuing operations	$(6,147,209)	$(6,145,865)	$(19,902,993)	$(22,984,945)
Add:Net loss attributable to noncontrolling interest in properties	-	26,899	80,006	273,465
Net loss attributable to noncontrolling interest in Operating Partnership	7,653,308	7,605,835	24,254,682	27,230,771
Less:Preferred dividends	(1,675,187)	(1,675,197)	(5,025,579)	(5,025,589)
Net income attributable to noncontrolling interest in properties	(18,305)	-	-	-
Loss from continuing operations	$(187,393)	$(188,328)	$(593,884)	$(506,298)

Net income (loss) from discontinued operations	$-	$2,097	$-	$(160,454)

Net loss available to common shareholders	$(187,393)	$(186,231)	$(593,884)	$(666,752)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.13)	$(0.13)	$(0.42)	$(0.36)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$0.00	$0.00	$0.00	$(0.11)
Net loss available to common shareholders per common share, basic and diluted	$(0.13)	$(0.13)	$(0.42)	$(0.47)

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

For the nine months ended September, 2010 and 2009, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement (the “Amendment”) with Berkshire Advisor, an affiliate of the Company.   The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which is based on the increase in value of the Company over a base value established as of December 31, 2009 (“Base Value”).  The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  Refer to Related Party Transactions on page 15 for further discussion.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership for the three and nine months ended September, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net loss	$(6,147,209)	$(6,143,768)	$(19,902,993)	$(23,145,399)
Adjust:Noncontrolling common interest in properties	(18,305)	26,899	80,006	273,465
Loss before noncontrolling interest in Operating Partnership (1)	(6,165,514)	(6,116,869)	(19,822,987)	(22,871,934)
Preferred dividend	(1,675,187)	(1,675,197)	(5,025,579)	(5,025,589)
Loss available to common equity	(7,840,701)	(7,792,066)	(24,848,566)	(27,897,523)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(7,653,308)	$(7,605,835)	$(24,254,682)	$(27,230,771)

The following table sets forth summaries of the items affecting the noncontrolling common interest in the Operating Partnership:
	For the nine months ended September 30,
	2010	2009

Balance at beginning of period (1)	$(34,251,501)	$-
Noncontrolling common interest in Operating Partnership	(24,254,682)	(27,230,771)
Balance at end of period	$(58,506,183)	$(27,230,771)

(1)
Prior to adoption of ASC 810-10 by the Company on January 1, 2009, noncontrolling common interest in the Operating Partnership was carried at zero on the balance sheet due to the noncontrolling interest having no obligation to fund losses/deficits.

As of September 30, 2010 and December 31, 2009, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.                 RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Property management fees	$760,198	$756,668	$2,282,230	$2,263,611
Expense reimbursements	52,500	50,226	157,500	150,678
Salary reimbursements	2,199,672	2,234,748	7,048,671	6,846,839
Asset management fees	412,315	412,315	1,236,944	1,236,943
Incentive advisory fee	988,245	-	1,113,904	-
Acquisition fees	-	-	-	427,500
Construction management fees	117,170	142,660	162,423	346,690
Development fees	-	43,500	-	202,500
Interest on revolving credit facility	-	-	321,212	-

Total	$4,530,100	$3,640,117	$12,322,884	$11,474,761

Amounts due to affiliates of $2,230,681 and $2,149,628 are included in “Due to affiliates, net” at September 30, 2010 and December 31, 2009, respectively, represent intercompany development fees, expense reimbursements, incentive advisory fees, asset management fees and shared services.

Expense reimbursements due to affiliates of $6,723,034 and $5,540,487 are included in “Due to affiliates, net” at September 30, 2010 and December 31, 2009, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $4,492,353 and $3,390,859 are included in “Due to affiliates, net” at September 30, 2010 and December 31, 2009, respectively, in the accompanying Consolidated Balance Sheets.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income.

The Company pays asset management fees to an affiliate, Berkshire Advisor, for asset management services.  These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.  Effective April 4, 2003, under the advisory services agreement, the Company will pay Berkshire Advisor a fixed annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, or other items paid or received that would be considered an adjustment to basis.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties.  In addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Property Advisor an Incentive Advisory Fee based on increases in value of the Company, as explained below, that would not be subject to the $1,600,000 maximum.  The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved The Amendment to the Advisory Services Agreement with Berkshire Advisor, an affiliate of the Company.   The Amendment includes an Incentive Advisory Fee component to the existing asset management fees paid to the Advisor, which is based on the increase in value of the Company over the Base Value established as of December 31, 2009.  The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  The Incentive Advisory Fee is variable and generally to the extent the value of the Company decreases, the accrued Incentive Advisory Fee would be reduced accordingly.  Like the Asset Management Fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due.

As of September 30, 2010, the liability pursuant to the Amendment was $1,113,904 and is included in Due to affiliates, net on the consolidated balance sheets.  The Company incurred $988,245 and $1,113,904 of Incentive Advisory Fees in the three and nine month periods ended September 30, 2010, respectively.  Any future liability will be based upon any increase in value of the Company over the Base Value.  Payments from the plan will approximate the amounts the Advisor pay to its employee.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company has not made any Incentive Advisory Fee payments as of September 30, 2010.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the nine months ended September 30, 2009, the Company paid a fee on the acquisition of the Glo Apartments in the amount of $427,500.  Pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009, the acquisition fee was charged to operating expenses for the nine months ended September 30, 2009.  The Company did not make any acquisitions in the nine-month period ended September 30, 2010.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $162,423 and $346,690 in construction management fees for the nine months ended September 30, 2010 and 2009, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of December 31, 2009, the Company has completed the development of the Arboretum Land development project and has incurred fees totaling $902,500 for the project, of which $202,500 were incurred during the nine months ended September 30, 2009.  The fees were based on the project’s development/construction costs.  As of September 30, 2010 and December 31, 2009, $0 and $202,500, respectively remained payable related to the project.

During the nine months ended September 30, 2010 and 2009, the Company did not incur any borrowings under the revolving credit facility and repaid $15,720,000 and $0, respectively, during the same periods.  There was $0 and $15,720,000 outstanding as of September 30, 2010 and December 31, 2009, respectively, under the facility.  The Company incurred interest and fees of $321,212 and $0 related to the facility during the nine months ended September 30, 2010 and 2009, respectively.

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

As of November 11, 2010, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine months ended September 30, 2010 included the following:

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

▪
On May 20, 2010, the Company closed on $16,428,100 of financing for the Citrus Park property insured by HUD.  The all-in coupon rate is 5% and the term is 35 years.  Proceeds from the closing were primarily used to repay the revolving credit facility balance of $15,720,000 and accrued interest to an affiliate of the Company and applicable closing costs.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2010 and December 31, 2009, the Company had $13,768,360 and $17,956,617 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three- and nine-month periods ended September 30, 2010 and 2009 are as follows:
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Cash provided by operating activities	$4,298,097	$389,207	$9,601,303	$4,518,540
Cash (used in) provided by investing activities	(2,875,699)	(1,203,895)	6,003,638	(21,648,470)
Cash (used in) provided by financing activities	(2,629,881)	(2,681,462)	(19,793,198)	3,563,204

During the nine months ended September 30, 2010, cash decreased by $4,188,257.  The overall decrease was due primarily to principal payments on revolving credit facility of $15,720,000, principal payments on mortgages of $14,934,631, including $12,210,000 of debt related to Glo, and capital expenditures of $6,370,827, offset by borrowings from mortgage notes payable of $17,013,537 and transfers of $12,621,014 from restricted cash.  Additionally, the Company paid its regular quarterly distributions to its preferred shareholders totaling $5,025,579.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of September 30, 2010, approximately $14,237,000 of principal, or 3.0% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During that three-year period, principal of $3,700,000 relates to a loan that is due to mature and be repaid in full in 2012.  All other payments of principal during the three-year period are monthly payments in accordance with the loan amortization schedules.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies with liquidity.

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

On May 20, 2010, the Company closed on $16,428,100 of financing for the Citrus Park property insured by HUD.  The all-in coupon rate is 5% and the term is 35 years.  Proceeds from the closing were primarily used to repay the revolving credit facility balance of $15,720,000 and accrued interest to an affiliate of the Company, and applicable closing costs.

As of September 30, 2010, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exceptions of Glo Apartments, which has a variable interest rate mortgage that is capped at 6% through 2013.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  As of September 30, 2010, there was no outstanding balance on the facility.

Capital Expenditures

The Company incurred $2,368,351 and $8,877,221 in recurring capital expenditures during the nine months ended September 30, 2010 and 2009, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $4,002,476 and $2,398,012 in renovation and development related capital expenditures during the nine months ended September 30, 2010 and 2009, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

During 2007 the Company, as part of the decision to acquire the Hampton House property, approved a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  The project includes rehabilitation of all apartment units, common areas including the lobby, central utility systems, replacement of all windows and painting of the exterior.  As of September 30, 2010, the interior portion of the project was 93% complete as 183 of the 196 units had been renovated, of which 179 units, or 98% have been leased.  The project is on track and spending is within budget.  As of September 30, 2010, the Company had incurred approximately $3,302,000 on the rehabilitation project.

The Company has not approved any additional renovation projects during the nine-month period ended September 30, 2010 and no other renovation projects are currently anticipated.

The Company has completed the development of one of the two parcels of vacant land that it owns.  The property, known as The Reserves at Arboretum Place, was approved for development on November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project development cost was estimated at approximately $17,358,000 and was completed in early 2009.  As of December 31, 2009, the project development costs incurred were approximately $16,958,000 and included all costs, exclusive of land, with the exception of some minor costs to complete final items.  Interest costs are capitalized on the development until construction is substantially complete.  There was $0 and $152,188 of interest capitalized in the nine months ended September 30, 2010 and 2009, respectively.  No development activities are currently planned for the other vacant parcel.
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

The Company’s capital budgets for 2010 anticipate spending approximately $8,249,000 for ongoing rehabilitation, including the Hampton House project.  As of September 30, 2010, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the nine months ended September 30, 2010

The Company did not acquire any properties during the nine-month period ended September 30, 2010.

Discussion of dispositions for the nine months ended September 30, 2010

The Company did not dispose of any properties during the nine-month period ended September 30, 2010.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the nine months ended September 30, 2010 and 2009, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,579 and $5,025,589, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2010 and December 31, 2009.

During the nine months ended September 30, 2010 and 2009, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the nine months ended September 30, 2010, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through September 30, 2010, remained unchanged.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the nine-month period ended September 30, 2009, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the three and nine months ended September 30, 2010 and 2009 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three-month period ended September 30, 2010 and 2009, net loss was $(6,147,209) and $(6,143,768), respectively.  For the nine months ended September 30, 2010 and 2009, net loss was $(19,902,993) and $(23,145,399), respectively.  A reconciliation of the Company’s NOI to net loss for the three-month and nine-month period September 30, 2010 and 2009 is presented as part of the following tables.

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2009 and owned through September 30, 2010.

	Same Property Portfolio Three months ended September 30,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$17,573,828	$17,560,250	$13,578	0.08%
Interest, utility reimbursement and other	1,308,447	1,283,024	25,423	1.98%
Total revenue	18,882,275	18,843,274	39,001	0.21%

Operating Expenses:
Operating	4,213,379	4,437,882	(224,503)	(5.06)%
Maintenance	1,335,158	1,326,306	8,852	0.67%
Real estate taxes	1,957,678	1,950,736	6,942	0.36%
General and administrative	430,507	488,845	(58,338)	(11.93)%
Management fees	732,572	736,860	(4,288)	(0.58)%
Total operating expenses	8,669,294	8,940,629	(271,335)	(3.03)%

Net Operating Income	10,212,981	9,902,645	310,336	3.13%

Non-operating expenses:
Depreciation	7,000,577	7,551,385	(550,808)	(7.29)%
Interest, inclusive of amortization of deferred financing fees	6,420,593	6,410,611	9,982	0.16%
Amortization of acquired in-place leases and tenant relationships	14,850	34,417	(19,567)	(56.85)%
Total non-operating expenses	13,436,020	13,996,413	(560,393)	(4.00)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(3,223,039)	(4,093,768)	870,729	21.27%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(3,223,039)	$(4,093,768)	$870,729	21.27%

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

	Total Property Portfolio Three months ended September 30,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,877,415	$18,978,189	$(100,774)	(0.53)%
Interest, utility reimbursement and other	1,558,411	1,469,132	89,279	6.08%
Total revenue	20,435,826	20,447,321	(11,495)	(0.06)%

Operating Expenses:
Operating	4,670,181	4,941,356	(271,175)	(5.49)%
Maintenance	1,410,435	1,358,994	51,441	3.79%
Real estate taxes	2,149,371	2,133,677	15,694	0.74%
General and administrative	1,025,223	990,714	34,509	3.48%
Management fees	2,187,094	1,194,141	992,953	83.15%
Total operating expenses	11,442,304	10,618,882	823,422	7.75%

Net Operating Income	8,993,522	9,828,439	(834,917)	(8.49)%

Non-operating expenses:
Depreciation	7,554,925	8,081,318	(526,393)	(6.51)%
Interest, inclusive of amortization of deferred financing fees	6,825,935	6,732,894	93,041	1.38%
Amortization of acquired in-place leases and tenant relationships	28,218	113,416	(85,198)	(75.12)%
Total non-operating expenses	14,409,078	14,927,628	(518,550)	(3.47)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,415,556)	(5,099,189)	(316,367)	(6.20)%

Equity in loss of Multifamily Venture Limited Partnership	(731,653)	(1,046,676)	315,023	30.10%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	2,097	(2,097)	(100.00)%

Net loss	$(6,147,209)	$(6,143,768)	$(3,441)	(0.06)%

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased slightly for the three-month period ended September 30, 2010 in comparison to the similar period of 2009.  The increase is mainly attributable to increased occupancy at most of the properties, more specifically at the Hampton House property as a result of the completion and availability of renovated units from its ongoing rehabilitation project.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended September 30, 2010 as compared to the three-month period ended September 30, 2009, primarily as a result of increased revenues, due primarily to the continued expansion in use of utility bill back programs, increased fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items and income received from various cable service companies for their exclusive rights to service our properties.

Operating Expenses

Operating

Overall operating expenses decreased in the quarter ended September 30, 2010 as compared to the same period of 2009.  Savings in marketing costs and utilities including gas, were partially offset by higher expenses in water and sewer.  Group insurance expenses for the three months ended September 30, 2010 were lower compared to the same period ended September 30, 2009 as a result of the Company’s property insurance coverage renewal in April 2010.

Maintenance

Maintenance expense increased slightly in the three months ended September 30, 2010 as compared to the same period of 2009, mainly due to normal operating expense fluctuations.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes increased slightly for the three months ended September 30, 2010 from the comparable period of 2009.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the three-month period ended September 30, 2010 compared to 2009, mainly due to higher legal expenses incurred in 2009 which relate to review of the cable contracts, in addition to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio.

Management Fees

Management fees of the Same Property Portfolio decreased slightly for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended September 30, 2010 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Hampton House property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended September 30, 2010 increased slightly over the comparable period of 2009.  The increase is mainly attributable to mortgage insurance expense and amortization of deferred financing fees, which are components of interest expenses, on the HUD financing for the Citrus Park property which closed on May 20, 2010.  Additionally, the new loan resulted in more proceeds than the old balance that matured in 2009.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended September 30, 2010 as compared to the same period in 2009.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the three-month period ended September 30, 2010.

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009
(Total Property Portfolio)

Rental revenue for the Total Property Portfolio decreased during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily as a result of decrease in rent concessions amortization recorded during the period.  In addition to the reasons discussed above in the Same Property Portfolio, the decrease was partially offset by the fluctuations in the actual properties owned during the comparative periods, as 2 properties were acquired or developed during 2009.   The increase in total operating expenses was mainly attributable to increased corporate-related legal costs, in addition to accrued Incentive Advisory Fee of $988,245 pursuant to the Advisory Services Agreement recorded during the quarter ended September 30, 2010.  (Refer to Related Party Transactions on page 15 for further discussion.)

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

	Same Property Portfolio Nine months ended September 30,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$52,620,805	$52,267,983	$352,822	0.68%
Interest, utility reimbursement and other	3,724,779	3,472,196	252,583	7.27%
Total revenue	56,345,584	55,740,179	605,405	1.09%

Operating Expenses:
Operating	12,910,659	13,549,215	(638,556)	(4.71)%
Maintenance	3,884,030	3,528,961	355,069	10.06%
Real estate taxes	5,688,169	5,906,970	(218,801)	(3.70)%
General and administrative	1,294,175	1,266,444	27,731	2.19%
Management fees	2,190,720	2,204,842	(14,122)	(0.64)%
Total operating expenses	25,967,753	26,456,432	(488,679)	(1.85)%

Net Operating Income	30,377,831	29,283,747	1,094,084	3.74%

Non-operating expenses:
Depreciation	21,941,941	22,865,711	(923,770)	(4.04)%
Interest, inclusive of amortization of deferred financing fees	18,790,620	19,096,095	(305,475)	(1.60)%
Amortization of acquired in-place leases and tenant relationships	44,550	294,489	(249,939)	(84.87)%
Total non-operating expenses	40,777,111	42,256,295	(1,479,184)	(3.50)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(10,399,280)	(12,972,548)	2,573,268	19.84%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	0.00%

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	0.00%

Discontinued operations	-	-	-	0.00%

Net loss	$(10,399,280)	$(12,972,548)	$2,573,268	19.84%

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

	Total Property Portfolio Nine months ended September 30,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$56,243,615	$55,152,551	$1,091,064	1.98%
Interest, utility reimbursement and other	4,406,162	3,966,585	439,577	11.08%
Total revenue	60,649,777	59,119,136	1,530,641	2.59%

Operating Expenses:
Operating	14,410,249	14,944,595	(534,346)	(3.58)%
Maintenance	4,079,628	3,643,027	436,601	11.98%
Real estate taxes	6,438,603	6,651,627	(213,024)	(3.20)%
General and administrative	3,171,056	4,576,468	(1,405,412)	(30.71)%
Management fees	4,708,212	3,557,237	1,150,975	32.36%
Total operating expenses	32,807,748	33,372,954	(565,206)	(1.69)%

Net Operating Income	27,842,029	25,746,182	2,095,847	8.14%

Non-operating expenses:
Depreciation	23,598,368	24,083,677	(485,309)	(2.02)%
Interest, inclusive of amortization of deferred financing fees	20,622,465	19,684,864	937,601	4.76%
Amortization of acquired in-place leases and tenant relationships	104,480	757,732	(653,252)	(86.21)%
Total non-operating expenses	44,325,313	44,526,273	(200,960)	(0.45)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(16,483,284)	(18,780,091)	2,296,807	12.23%

Equity in loss of Multifamily Venture Limited Partnership	(3,419,709)	(3,257,561)	(162,148)	(4.98)%

Equity in loss of Mezzanine Loan Limited Liability Company	-	(947,293)	947,293	100.00%

Discontinued operations	-	(160,454)	160,454	100.00%

Net loss	$(19,902,993)	$(23,145,399)	$3,242,406	14.01%

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the nine-month period ended September 30, 2010 in comparison to the similar period of 2009.  The increase is mainly attributable to increased occupancy at most of the properties, more specifically at the Hampton House property as a result of the completion and availability of renovated units from its ongoing rehabilitation project.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the nine months ended September 30, 2010 as compared to the nine-month period ended September 30, 2009, primarily as a result of increased revenues, due to increased income received from various cable service companies for their exclusive rights to service our properties.

Operating Expenses

Operating

Overall operating expenses decreased in the nine-month period ended September 30, 2010 as compared to the same period of 2009.  Savings in marketing costs and utilities, including electricity and gas, were partially offset by higher expenses in payroll due to higher bonus payment, and water and sewer.  Group insurance expenses for the nine months ended September 30, 2010 were lower compared to the same period ended September 30, 2009 as a result of the Company’s property insurance coverage renewal in April 2010.

Maintenance

Maintenance expense increased in the nine months ended September 30, 2010 as compared to the same period of 2009, primarily due to the increase in snow removal costs at the Seasons and Berkshires of Columbia properties during the first quarter of 2010, partially offset by reduced turnover-related expenses as a result of increased occupancy at most of the properties.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the nine months ended September 30, 2010 from the comparable period of 2009.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the nine-month period ended September 30, 2010 compared to 2009.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio including legal expense related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio decreased slightly for the nine months ended September 30, 2010 compared to the same period of 2009.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the nine months ended September 30, 2010 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Hampton House property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the nine months ended September 30, 2010 decreased over the comparable period of 2009.  The decrease is primarily attributable to the pay off of the Berkshires at Citrus Park loan in November 2009.  The decrease was partially offset by interest related to the replacement financing on the same Berkshires at Citrus Park property which closed in May 2010 on HUD insured debt totaling $16,428,100.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the nine months ended September 30, 2010 as compared to the same period in 2009.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the nine-month period ended September 30, 2010.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009
(Total Property Portfolio)

In general, increase in revenues for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as 2 properties were acquired or developed during 2009.   The increase was partially offset by decreased rent concessions amortization recorded during the period.  Decrease in total operating expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 is mainly attributable to the transaction costs of $1,183,299 associated with the acquisition of the Glo Apartments expensed pursuant to the guidance of ASC 805-10 adopted by the Company on January 1, 2009 and costs accrued for the judgment in the Lakeridge legal matter of $774,990, which were included in the General and Administrative expense on the Consolidated Statement of Operations for the nine months ended September 30, 2009.  The difference is partially offset by bond redemption fees of $223,300 incurred related to the maturity of the Glo Apartments loans that matured on March 15, 2010.  The fees were included in General and Administrative expenses for the nine-month period ended September 30, 2010.  In addition, the Company recognized $1,113,904 of accrued Incentive Advisory Fee pursuant to the Advisory Services Agreement.  (Refer to Related Party Transactions on page 15 for further discussion.)  Non-operating expenses decreased for the nine months ended September 30, 2010 as compared to the same period in 2009 mainly due to the reasons discussed in the Same Store Portfolio, partially offset by increases in interest expenses as a result of increases in the level of mortgage and revolving credit debt outstanding and $369,178 of negatively amortized interest recorded on the Glo Apartments loans.

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

The following table presents a reconciliation of net loss to FFO for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net loss	$(6,147,209)	$(6,143,768)	$(19,902,993)	$(23,145,399)
Add:
Depreciation of real property	6,779,235	7,077,324	21,161,292	21,089,283
Amortization of acquired in-place leases and tenant relationships	28,218	113,416	104,480	757,732
Equity in loss of Multifamily Venture Limited Partnership	731,653	1,046,676	3,419,709	3,257,561
Funds from operations of Multifamily Venture Limited Partnership	583,314	299,612	453,147	752,287

Less:
Noncontrolling interest in properties share of funds from operations	(315,378)	(241,899)	(721,103)	(587,854)

Funds from Operations	$1,659,833	$2,151,361	$4,514,532	$2,123,610

FFO for the nine months ended September 30, 2010 increased as compared to FFO for the nine-month period ended September 30, 2009.  The increase in FFO is due primarily to the transaction costs for the acquisition of Glo of $1,183,299 and costs accrued for the judgment in the Lakeridge legal matter of $774,990, which were included in General and Administrative expense on the Consolidated Statement of Operations during the nine months ended September 30, 2009, in addition to the other-than-temporary impairment write-off of the Company’s investment in the Mezzanine Loan LLC in the amount of $1,075,192 recorded during the same period.  The increase was offset by $1,113,904 of accrued Incentive Advisory Fee recorded during the nine months ended September 30, 2010 pursuant to the Advisory Services Agreement, of which $988,245 was recorded during the three months ended September 30, 2010.  FFO decreased $491,528 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily as a result of the $988,245 accrued incentive advisory fee recorded during the three months ended September 30, 2010.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of September 30, 2010.

	2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt	$811,305	$4,172,769	$8,587,250	$60,571,170	$65,769,590	$307,004,278	$446,916,362

Average Interest Rate	5.28%	5.33%	5.64%	5.05%	5.49%	5.84%	5.67%

	2010	2011	2012	2013	2014	Thereafter	Total

Variable Rate Debt	$-	$-	$665,886	$810,561	$823,290	$28,062,713	$30,362,450

Average Interest Rate	-	-	1.56%	1.56%	1.56%	1.56%	1.56%

The level of market interest rate risk remained relatively consistent from December 31, 2009 to September 30, 2010.  As of September 30, 2010, $30,362,450 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The weighted-average variable interest rate on the debt was 1.56% at September 30, 2010.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

- None

Item 1A.                 RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010.  As of September 30, 2010, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
November 12, 2010	/s/ David C. Quade
David C. Quade
President, Chief Financial Officer and
Principal Executive Officer

November 12, 2010	/s/ Christopher M. Nichols
Christopher M. Nichols
Senior Vice President and Principal Financial Officer