Form 10-K
period 2010-12-31
BERKSHIRE INCOME REALTY INC
filed 2011-03-31
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 1,406,196 shares of Class B common stock outstanding as of March 30, 2011.

There are no documents required to be incorporated by reference to this Annual Report on Form 10K.

SPECIAL NOTE REGARD FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “33 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “34 Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity, Berkshire Multifamily Value Fund II, LP (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America (“GAAP”) and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A. “Risk Factors” and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the “SEC”).

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

As used herein, the terms “we”, “us”, “BIR” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors (“Board”) oversight.  Refer to Part III, Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 13 – Related Party Transactions of this Form 10-K for additional information about the Advisor.

PART I

ITEM 1.                      BUSINESS

Executive Summary

During 2010, the Company continued to implement its ongoing strategy of assessing its mortgage debt to aggressively finance, refinance and add supplemental debt to its portfolio to help minimize the effects of rising mortgage interest rates in the future and maximize the cash available for capital investments.  While the capital and credit markets continue to provide challenges, the Company has been successful in obtaining replacement financing of a loan that matured during 2009 in the amount of $16,428,100.  The Company also completed the conversion of a construction loan to permanent financing with a final loan amount of $12,950,000.

The Company applied great focus to maintaining occupancy levels at all properties throughout the portfolio in an effort to maximize operating revenue and cash.  The occupancy levels remained stable in the mid 90% range for most properties which approximates average occupancy levels from the prior year at the Company’s Same Portfolio Properties (“Same Store”).  Occupancy levels benefited from the Company’s rental rate setting strategy which, during the current year, attempts to balance occupancy with rental rate pressure from competition to achieve the highest occupancy levels possible in the continued challenging economy.  As in past years when the rental market exhibits signs of softness, BIR has offered short-term rental concessions to new and renewing tenants at properties within markets experiencing the slowdown to maintain occupancy without producing significant fluctuations in market rental rates.  The Company utilizes revenue management software at most properties in the portfolio which has proven beneficial in the process of maximizing rental revenue.

The Company continues to employ a strategy of increasing the value of its portfolio by implementing property management efficiencies, physical asset improvements at its properties and replacement of existing properties with higher quality assets through acquisitions and dispositions.  The Company’s efforts to execute these strategies continued to provide the desired operating results during the year and partially offset the negative effects, such as decreasing market rents, resulting from the continued challenging economic operating environment.  Examples of successful initiatives undertaken during 2010 include maintaining high occupancy levels across the portfolio and ongoing renovation projects at certain properties including projects at mid-rise tower properties such as Berkshires at Town Center (formerly known as Hampton House) in Towson, Maryland and Executive House in Philadelphia, Pennsylvania.  The high occupancy has helped maintain property revenue and support net operating results, the renovation of the mid-rise towers ensure these existing properties are the most desirable they can be to prospective tenants in markets challenged by the economy.  These value-adding initiatives are instituted by management while it balances the maximization of cash flows and the judicial investment of funds in qualified projects during these challenging economic conditions.

In 2010, while the economic environment shows some signs of improving, the Company continued to employ adjustments made to our operating model in order to manage the portfolio through these sustained challenging economic times.  The operating model adjustments employed have yielded positive results during 2010 and it is our intention to continue to focus on day-to-day operations in an effort to maintain occupancies and maximize net operating income.  We feel our current focus on operations positions the Company to take advantage of improvements in operating conditions as the sustained economic downturn abates and improvement in the national economy is realized.  The Company will continue to take advantage of acquisition and disposition investment opportunities as they become available that meet the desired investment parameters of the portfolio.  The Company’s investment strategy will continue to focus on transactions that yield higher quality properties utilizing sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate and foreclosure auctions within continued limitations of the credit and equity markets. The Company will consider placing funds, as available, in qualifying investment opportunities in the form of acquisition of new properties, property development projects, renovation of established properties and other qualifying investments including the acquisition of debt secured by real estate.  The Company is not currently marketing or considering the sale of any properties in the portfolio but will reassess its plans if markets adjust during the year.

BUSINESS

In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers (the “Offering”) to issue its 9% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”) in exchange for interests (“Interests”) in various mortgage funds (collectively, the “Mortgage Funds”).  For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to issue its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund.  The registration statement was declared effective on January 9, 2003.  Offering costs incurred in connection with the Offering have been reflected as a reduction of Preferred Shares reflected in the financial statements of the Company.  On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 Preferred Shares, respectively, with a $25.00 liquidation preference per share.  Simultaneously with the completion of the Offering on April 4, 2003, KRF Company contributed its ownership interests in five multifamily apartment communities (the “Properties”) to our operating partnership, Berkshire Income Realty – OP, L.P. (the “Operating Partnership”), in exchange for common limited partner interests in the Operating Partnership.  KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company.  This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

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

The Company does not have any employees.  Its day-to-day business is managed by Berkshire Advisor, an affiliate of KRF Company, the holder of the majority of our common stock, which has been retained pursuant to the advisory services agreement described under Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence.
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

In order to achieve or enhance our desired financial results, we may make investments that involve more risk than market rate core and core-plus acquisitions.

In many of the markets where we may seek to acquire multifamily apartment communities we may face significant competition from well capitalized real estate investors, including private investors, publicly traded REITs and institutional investors.  This competition can result in sellers obtaining premiums on their real estate, which sometimes pushes the price beyond what we may consider to be a prudent purchase price.  To mitigate these factors, our sourcing strategy includes non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions.  Some of these acquisition strategies can involve more risk than market rate core and core-plus acquisitions.  The additional risks associated with these broader sourcing strategies could result in lower profits, or higher losses, than would be realized in market rate acquisitions.

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

We may face significant competition in seeking investments including competition from our affiliate BVF II.  Acquisition restrictions placed on the Company by BVF II are applicable during the investment period of the Fund II. The investment period of BVF II ends in October of 2011.  We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REITs, institutional investors and other investors, including companies that may be affiliated with the Advisor.  When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price.  Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

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

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss.  The deductibles applicable to an insured loss caused by “Named Storms”, a term as defined in the insurance policy, which are usually in the form of a hurricane, at certain properties we operate, are higher than deductibles for other insured losses covered by the policy.  Specifically, the deductibles for “Named Storms” are based on a percentage of the insured property value with a specific minimum amount.  Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a “Named Storm” in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and even higher amounts for insured losses caused by a “Named Storm” in the counties of Dade, Broward and Palm Beach, Florida. Losses resulting from “Named Storms” could adversely affect us.

As part of our risk management program, our property and general liability insurance loss coverage is subject to a deductible amount, which varies by type of claims.  In addition to the deductible exposure, the Company has elected to balance insurance costs by assuming limited amounts of additional loss risk in the form of self insurance.  The self insurance participation is in the form of a primary layer of loss coverage which is subject to exposure prior to the traditional insurance coverage becoming applicable.  Additionally, the property and general liability insurance coverage is provided by policies that cover a pool of operating real estate properties and administrative activities owned by multiple ownership funds but under the common management of Berkshire Advisor.  The pooling of the insurance activities results in the sharing of any loss exposure among the larger group, as the self insurance layer covers the total operating portfolio and administrative pool of Berkshire Advisor.

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

Growing concerns about the change in the climate have resulted in new laws and regulations that are intended to limit the amount of carbon emission into the atmosphere.  The Company believes that the proposal and enactment of such laws and regulations could increase operating costs of our properties, including energy costs for electricity, heating and cooling as well as increased cost of waste removal at our properties.  The Company does not currently believe that increased costs, if any, would have a material impact on the results of operations and anticipates that any increased costs would be passed through to our residents by use of the utility recovery programs employed by the Company.

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

We intend to develop new apartment units on property that we own or may acquire in the future.  These development projects are subject to many risks including governmental approvals, which we have no assurance will be obtained.  We may develop properties that have problems relating to environmental conditions, compliance with zoning laws, building codes, or other legal requirements or may be subject to unknown liabilities to third parties with respect to undisclosed environmental contamination, claims by vendors or claims by other persons.  The cost to construct the projects may require capital in excess of projected amounts and possibly render the economic viability of the project unfeasible.  The apartment units in the completed project may command rents and occupancy rates at less than anticipated levels and result in operating expenses at higher than forecasted levels.

We may also develop properties with joint venture partners.  Joint ventures, as previously discussed, have their own risks and those risks may compound the risks associated with a development.

We face valuation and liquidity risk.

The Company may invest in real estate and real estate related investments for which no liquid market exists.  The market prices for such investments may be volatile and may not be readily ascertainable.  In addition, the economy has not yet fully recovered from the significant disruptions in the global capital, credit and real estate markets.  These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources.  This contraction in capital includes sources that the Company may depend on to finance certain investments.  The decline in prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments.  As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

We face financing and/or refinancing risk.

There is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company.  Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company.  In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets.  A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so.  In the event the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.  As of December 31, 2010, the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

We face loan covenant risk.

In the normal course of business, the Company enters into loan agreements with certain lenders to finance its real estate investment transactions.  These loan agreements contain, among other conditions, events of default and various covenants and representations.  The Company believes it was in compliance with all these covenants during 2010.  However, if the lenders determine we were not in compliance, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its loans.  For the year ended December 31, 2010, no loan agreements were terminated as a result of non-compliance with covenants.  In the event the Company's current credit facilities are not extended and/or the Company is forced to repay its loans, the Company may be required to sell assets at potentially unfavorable prices.  In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.

We face development financing risk.

In order to fund new real estate investments, as well as refurbish and improve existing investments, both the Company as well as potential owners must periodically spend money.  The availability of funds for new investments and maintenance of existing investments depends in large measure on capital markets and liquidity factors over which management can exert little control.  Events over the past several years, including failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile from which they have not fully recovered.  As a result, many current and prospective owners are finding financing to be increasingly difficult to obtain.  In addition, such failures may prevent some projects that are in construction or development from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms.  Delays, increased costs and other impediments to restructuring such projects may affect our ability to execute our investment strategy in connection with such projects.  This contraction in capital sources has not had a significant adverse impact on the Company’s liquidity position, results of operations and financial condition but may adversely impact the Company if market conditions continue to deteriorate.

We face diversification risk.

The assets of the Company are concentrated in the real estate sector, specifically garden style and mid-rise multifamily apartment communities.  Accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors.  Furthermore, even within the real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment.  The Company is engaged primarily in the ownership, acquisition, development, rehabilitation and operations of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States.  This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

We face concentrations of market, interest rate and credit risk.

Concentrations of market, interest rate and credit risk may exist with respect to the Company's investments and its other assets and liabilities.  Market risk is a potential loss the Company may incur as a result of changes in the fair value of its investment.  The Company may also be subject to risk associated with concentrations of investments in geographic regions and industries.  Interest rate risk includes the risk associated with changes in prevailing interest rates.  These derivatives are predominantly used for managing risk associated with the Company’s portfolio of investments.  Credit risk includes the possibility that a loss may occur from the failure of counterparties or issuers to make payments according to the terms of a contract.  The Company’s exposure to credit risk at any point in time is generally limited to amounts recorded as assets on the consolidated balance sheet.

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

If for any taxable year we fail to qualify as a REIT, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  In addition, we would normally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status.  This would likely result in significant increased costs to us.  Any corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders and for investment, which in turn could have an adverse impact on the value of, and trading prices for, our publicly traded securities.

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

As of December 31, 2010, the Company is in compliance under the Tax Code to qualify as a REIT.

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

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our initial plan to primarily acquire, own, develop and operate multifamily residential properties.  In addition, the methods of implementing our investment policies may vary as new investment techniques are developed.  A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2010 is presented below.  Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired		Total Units (Unaudited)	Ownership Interest	2010 Occupancy (1) (Unaudited)

Berkshires of Columbia	Columbia, Maryland	1983		316	91.38%	96.58%
Seasons of Laurel	Laurel, Maryland	1985		1,088	100.00%	95.58%
Walden Pond/Gables	Houston, Texas	1983/2003		556	100.00%	95.10%
Laurel Woods	Austin, Texas	2004		150	100.00%	97.28%
Bear Creek	Dallas, Texas	2004		152	100.00%	93.94%
Bridgewater	Hampton, Virginia	2004		216	100.00%	95.23%
Arboretum	Newport News, Virginia	2004		184	100.00%	95.30%
Reserves at Arboretum	Newport News, Virginia	2009	(2)	143	100.00%	95.60%
Silver Hill	Newport News, Virginia	2004		153	100.00%	95.30%
Arrowhead	Palatine, Illinois	2004		200	58.00%	94.72%
Moorings	Roselle, Illinois	2004		216	58.00%	96.47%
Country Place I	Burtonsville, Maryland	2004		192	58.00%	97.45%
Country Place II	Burtonsville, Maryland	2004		120	58.00%	97.45%
Yorktowne	Millersville, Maryland	2004		216	100.00%	96.40%
Berkshires on Brompton	Houston, Texas	2005		362	100.00%	97.61%
Riverbirch	Charlotte, North Carolina	2005		210	100.00%	95.84%
Lakeridge	Hampton, Virginia	2005		282	100.00%	96.85%
Berkshires at Citrus Park	Tampa, Florida	2005		264	100.00%	94.70%
Briarwood Village	Houston, Texas	2006		342	100.00%	96.17%
Chisholm Place	Dallas, Texas	2006		142	100.00%	97.29%
Standard at Lenox Park	Atlanta, Georgia	2006		375	100.00%	96.36%
Berkshires at Town Center	Towson, Maryland	2007		199	100.00%	90.78%
Sunfield Lakes	Sherwood, Oregon	2007		200	100.00%	94.58%
Executive House	Philadelphia, Pennsylvania	2008		302	100.00%	97.79%
GLO	Los Angeles, California	2009		201	89.955%	93.11%
				6,781

All of the properties in the above table are encumbered by mortgages as of December 31, 2010.

(1)	Represents the average year-to-date physical occupancy.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and the property was fully leased during the year ended December 31, 2009.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      REMOVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company.  As of March 30, 2011, there were 0 and 3 holders of shares of our Class A Common Stock and Class B Common Stock, respectively.  No shares of the Class A Common Stock have been issued as of December 31, 2010.  During 2009, the Company declared and distributed a special dividend in the amount of $0.000017 per share of common stock on December 30, 2009.  The Company did not declare a dividend on its common stock for any quarter during 2010 but plans to declare cash dividends on its outstanding common stock in the future as operations allow.  Refer to Declaration of Dividends and Distributions in Part II Item 7 – Management’s Discussion and Analysis of financial Condition and Results of Operations of Berkshire Income Realty, Inc.

Refer to Part III Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein for disclosures relating to the Company’s equity compensation plans.

During the period from October 1, 2010 to December 31, 2010, no purchases of any of the Company’s securities registered pursuant to Section 12 of the 34 Act, were made by or on behalf of the Company or any affiliated purchaser.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” for a discussion of the entities that comprise the Company.  The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.” and the financial statements of the Company (including the related notes contained therein).  See the “Index to Financial Statements and Financial Statement Schedule” on page 53 to this report.

Selected financial data for the years ended December 31, 2009, 2008, 2007 and 2006 have been revised to reflect the sale of Century, St. Marin/Karrington (“St. Marin”), Westchester West and Berkshires at Westchase (“Westchase”) in 2008, Dorsey’s Forge (“Dorsey’s”) and Trellis at Lee’s Mill (“Trellis”) in 2007.  The operating results of Century, St. Marin, Westchase and Westchester West from 2006 through 2009, Dorsey’s for 2006 and Trellis for 2006 have been reclassed to discontinued operations to provide comparable information to 2010.

	Berkshire Income Realty, Inc.
	December 31,
	2010	2009 Adjusted*	2008 Adjusted*	2007	2006
Operating Data:
Total Revenue	$81,682,890	$79,622,513	$70,205,385	$65,838,354	$53,887,413
Depreciation	31,326,510	32,136,098	28,277,756	25,838,371	19,807,424
Loss before equity in loss of Multifamily Venture Limited Partnership And Mezzanine Loan Limited Liability Company and loss from discontinued operations	(21,646,286)	(23,419,798)	(18,950,782)	(18,371,334)	(12,912,153)
Loss from continuing operations	(25,726,511)	(28,510,162)	(23,179,972)	(21,326,981)	(17,557,191)
Income (loss) from discontinued operations	-	(175,072)	77,179,208	30,191,208	(2,439,590)
Net income (loss) attributable to Parent Company	5,926,204	5,864,070	35,781,455	2,928,632	(19,996,781)
Net income (loss) available to common shareholders	(774,561)	(836,715)	29,080,773	(3,772,160)	(26,697,574)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.55)	$(0.48)	$(34.21)	$(24.15)	$(17.25)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$0.00	$(0.12)	$54.89	$21.47	$(1.73)
Net income (loss) available to common shareholders per common share, basic and diluted	$(0.55)	$(0.60)	$20.68	$(2.68)	$(18.98)
Weighted average common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196	1,406,196
Cash dividends declared on common OP Units and Shares	$-	$-	$12,000,000	$4,000,000	$12,000,000

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$619,577,347	$610,702,698	$555,681,036	$608,505,122	$594,268,122
Real estate, after accumulated depreciation	419,531,860	441,983,721	419,002,572	464,265,061	445,597,599
Cash and cash equivalents	12,893,665	17,956,617	24,227,615	22,479,937	15,393,249
Total assets	456,866,429	502,172,132	479,263,174	528,062,630	492,700,178
Total long term obligations	476,386,979	474,830,728	432,013,999	506,903,882	469,378,510
Noncontrolling interest in properties	(191,881)	416,382	293,650	-	-
Noncontrolling interest in operating partnership	(65,806,083)	(34,172,349)	-	-	-
Stockholders’ equity (deficit)	28,691,012	29,465,573	30,302,313	2,061,803	5,939,014

Other Data:
Total multifamily apartment communities (at end of year)	26	26	24	27	27
Total apartment units (at end of year)	6,781	6,781	6,434	7,869	7,900
Funds from operations (1)	6,428,251	4,801,142	7,355,092	6,983,249	6,633,510
Cash flows provided by operating activities	13,953,330	9,596,978	12,464,803	13,545,647	15,123,243
Cash flows (used in) provided by investing activities	3,520,272	(25,744,815)	21,304,954	(30,113,455)	(83,385,159)
Cash flows (used in) provided by financing activities	(22,536,554)	9,876,839	(32,022,079)	23,654,496	61,520,507
Cumulative effect of change in accounting principle	-	-	(529,563)	-	-

* See Notes to the Consolidated Financial Statements, Note 5 – Investment in Multifamily Venture Limited Partnership

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009 Adjusted*	2008 Adjusted*
Net income (loss)	$(25,726,511)	$(28,685,234)	$53,999,236
Add:
Depreciation of real property	28,064,868	28,207,506	24,618,377
Depreciation of real property included in results of discontinued operations	-	-	3,335,613
Amortization of acquired in-place leases and tenant relationships	117,848	827,930	474,258
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	-	-	-
Equity in loss of Multifamily Venture Limited Partnership	4,080,225	4,143,070	4,321,483
Funds from operations of Multifamily Venture Limited Partnership	940,551	1,064,133	1,026,424
Less:
Noncontrolling interest in properties share of funds from operations	(1,048,730)	(756,263)	(932,812)
Gain on disposition of real estate assets	-	-	(79,487,487)
Funds from Operations	$6,428,251	$4,801,142	$7,355,092

* See Notes to the Consolidated Financial Statements, Note 5 – Investment in Multifamily Venture Limited Partnership

FFO for the year ended December 31, 2010 increased as compared to FFO for the year ended December 31, 2009.  The increase in FFO is due primarily to expenses incurred in 2009 for which there were no comparative expenses in 2010, including transaction costs for the acquisition of Glo of $1,183,299, costs of $774,990 accrued in 2009 for a legal matter, which were included in General and Administrative expense on the Consolidated Statement of Operations in 2009, and the other-than-temporary impairment write-off of the Company’s investment in the Mezzanine Loan LLC in the amount of $1,117,825 recorded during the same period.  The decrease in expenses was partially offset by $2,207,795 of accrued incentive advisory fee pursuant to the Advisory Services Agreement for which there was no comparative expense in 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operation of Berkshire Income Realty, Inc. is intended to facilitate an understanding of the Company’s business and results of operations.  It should be read in conjunction with the Consolidated Financial Statements, the accompanying notes to the Consolidated Financial Statements and the selected financial data included in this Form 10K.  This Form 10K, including the following discussion, contains forward looking statements regarding future events or trends as described more fully under “Special Note Regarding Forward-Looking Statements” on page 4.  Actual results could differ materially from those projected in such statements as a result of the risk factors described in Part I Item 1A, Risk Factors of this Form 10K.

Overview

The Company is engaged primarily in the ownership, acquisition, development, rehabilitation and operation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States.  We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership.  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.  As of March 30, 2011, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

Our general and limited partner interests in the Operating Partnership entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage interest therein.  The other partners of the Operating Partnership are affiliates of the Company that contributed their direct or indirect interests in certain properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership.

Our highlights of the year ended December 31, 2010 included the following:

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

▪
On April 23, 2010, the Company completed the conversion of the Reserves at Arboretum development construction loan to permanent financing.  The final loan amount is $12,950,000 with a term of 5 years and fixed interest at 6.20%.

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

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by Berkshire Multifamily Value Fund, L.P. (“BVF”).  The investment was also approved by the Audit Committee, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the NYSE Amex.  BVF, which was sponsored by our affiliate, Berkshire Advisors, was formed in August of 2005 and successfully raised equity in excess of expectations.  The Company has committed to invest $23,400,000, or approximately 7%, in BVF and made all contributions of its commitment of $23,400,000 as of December 31, 2008.  The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of ASC 810-10 “Consolidation of Variable Interest Entities”, does not require the Company to consolidate the activity of BVF.  Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20, that the Company does not have a controlling interest in the BVF and is not required to consolidate the activity of BVF.  The Company accounts for its investment in BVF under ASC 970-323, as an equity method investment.

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

The Company has completed the development of one of the two parcels of vacant land that it owns.  The property, known as the Reserves at Arboretum, was approved for development on November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project development cost was estimated at approximately $17,358,000 and was completed in early 2009.  As of December 31, 2009, the project development costs incurred were approximately $16,958,000 and included all costs, exclusive of land, with the exception of some minor costs to complete final items.  Interest costs were capitalized on the development until construction was substantially complete in the first quarter of 2009.  There was $152,188 of interest capitalized in the year ended December 31, 2009 and no interest was capitalized in 2010.  No development plans are currently in the works for the other vacant parcel.

Subsequent to year end, the Company, through various joint venture agreements, committed to participate in the development of two mid-rise apartment building projects.  The first is a 201-unit multifamily mid-rise community in Denver, Colorado.  The Company will own a 90% interest in the project and has committed $8,000,000 of capital to the venture, of which approximately $2,000,000 was funded at closing in February 2011.  The second project is a 603-unit multifamily mid-rise community in Washington, D.C.  The Company will own a one-third interest in a joint venture with an affiliated entity that will own a 90% interest in the project.  The Company has committed $15,400,000 of capital to the project, of which approximately $12,000,000 was funded at closing in March 2011.  Both projects are expected to begin construction in the first quarter of 2011.  Refer to Notes to the Consolidated Financial Statements, Note 18 – Subsequent Events in Part IV, Item 15 – Exhibits and Financial Statement Schedules of this Form 10K for additional information about the new development projects.

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

Purchase Accounting for Acquisition of Real Estate

The Company accounts for its acquisitions of investments in real estate in accordance with Accounting Standards Codification (“ASC”) 805-10, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and value of other tenant relationships, based in each case on their fair values.  The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in ASC 810-10.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases.  The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other-than-temporary.  The Company recognized non-cash impairment charges of $1,117,825 on its investment in the Mezzanine Loan Limited Liability Company in 2009.  The Company did not recognize an impairment charge in 2010.

Capital Improvements

The Company’s policy is to capitalize the cost of acquisitions (exclusive of transaction costs), rehabilitation and improvement of properties.  Capital improvements are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred.  Costs incurred on a lease turnover due to normal wear by the resident are expensed on the turn.  Recurring capital improvements typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.  Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis.  These assessments have a direct impact on the Company’s net income.

Investments in Multifamily Venture Limited Partnership

The Company’s investments in the Multifamily Venture Limited Partnership, or ownership arrangements with unaffiliated third parties, were evaluated pursuant to the requirements of ASC 810-10 and none were determined to require the Company to consolidate the operating results of the investee.  Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20 that the Company does not have a controlling interest in the Multifamily Venture Limited Partnership and is not required to consolidate the activity of the fund.  The Company has accounted for the investments in accordance with ASC 970-323 as an equity method investment.  The investments are carried as an asset on the balance sheet as Investment in Multifamily Venture Limited Partnership and the Company’s equity in the income or loss of the venture is reflected as a single line item in the income statement as Equity in loss of Multifamily Venture Limited Partnership.

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

▪	The Board has determined annually that Robert Kaufman, the Chairman of our Audit Committee, qualifies as an “audit committee financial expert” under applicable rules and regulations of the SEC;

▪
The Board’s Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants must be pre-approved;

▪
The Board’s Audit Committee established “Audit Committee Complaint Procedures” for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

▪
The Board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees and a copy of which is available in print to stockholders upon written request addressed to the Company, c/o Investor Relations, One Beacon Street, Suite 1500, Boston, MA 02108; and

▪
The Board established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted ASC 810-10 and Amendments to ASC 810-10 which requires management to reassess their variable interest entities.  The Company’s adoption of this guidance did not have any impact on its financial position and results of operations.

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2010, 2009 and 2008, the Company had approximately, $12,894,000, $17,957,000 and $24,228,000 of cash and cash equivalents, respectively.

	Year ended December 31,
	2010	2009	2008

Cash provided by operating Activities	$13,953,330	$9,596,978	$12,464,803
Cash provided by (used in) investing activities	3,520,272	(25,744,815)	21,304,954
Cash provided by (used in) financing activities	(22,536,554)	9,876,839	(32,022,079)

During the year ended December 31, 2010, cash decreased by $5,062,952.  The main component of the overall decrease was $22,536,554 of cash used in the Company’s financing activities.  The financing activities relate mainly to principal payments on revolving credit facility of $15,720,000, repayment of the supplemental mortgage on the Glo property of $12,210,000 at maturity and payment of principal amortization on existing mortgage loans of $3,674,875, and distributions to preferred shareholders of $6,700,765, partially offset by borrowings from mortgage notes payable of $17,013,537, which included $16,428,100 of HUD-insured financing for the Citrus Park property.  As a requirement of the financing, the matured supplemental mortgage on the Glo property was backed by irrevocable letters of credit which were used to retired the matured debt.  Cash provided by investing activities relate primarily to transfers of $12,621,014 from restricted cash, partially offset by capital expenditures of $9,048,464.  Additionally, the net cash used in the financing and investing activities of the Company was further offset by an increase in cash of $13,953,330 provided by the operating activities of the Company.

The Company’s principal liquidity demands are expected to be distributions to our preferred shareholders, distributions to common shareholders and Operating Partnership unitholders, subject to sufficient liquidity, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BVF II and debt repayment.  Debt repayment in 2011 represents normal monthly amortization of the mortgage debt.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility.  The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Tax Code, applicable to REITs.  Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.  As circumstances dictate and depending on the availability of funds, the Board may vote to forgo quarterly distributions to the Company’s common shareholders and Operating Partnership unitholders as it has done during 2010.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  The Company has one supplemental mortgage with an outstanding balance of approximately $3,500,000 that matures in 2012.  In 2013, approximately $55,995,000 of the Company’s outstanding mortgage debt is due to mature and be repaid.  The Company may seek to expand its ability to purchase properties through the use of venture relationships with other companies.

There is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining liquidity will continue to be available, or if available, will be available on terms and conditions acceptable to the Company.  Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company.  In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets.  A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral at a time when it may not be in the Company’s best interest to do so.  As of December 31, 2010 the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

As of December 31, 2010, the Company has obtained fixed interest rate mortgage financing on all of the properties in the portfolio except the Glo property which has variable rate debt.  The Company completed the conversion of the Reserves at Arboretum development construction loan to permanent financing in the amount of $12,950,000 and closed on $16,428,100 of HUD-insured financing for the Citrus Park property during the year ended December 31, 2010.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  The facility provides for interest on borrowings at a rate of 5% above the 30-day LIBOR rate, as announced by Reuters, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio.  The facility provides for a 60-day notice of termination by which the lender can affect a termination of the commitment under the facility and render all outstanding amounts due and payable.  Additionally, the facility also contains a clean-up requirement which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.  During the year ended December 31, 2010, the Company did not borrow any amounts under the revolving credit facility and repaid advances of $15,720,000 during the same period.   There is no outstanding balance under the facility as of December 31, 2010.

Subsequent to year end, on February 17, 2011, the Company executed an amendment to the facility (the “Credit Facility Amendment”) which provides for a temporary modification of certain provisions of the facility during a period commencing with the date of execution and ending on July 31, 2012 (the “Amendment Period”), subject to extension.  During the Amendment Period, certain provisions of the facility are modified and include: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis.  At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to the Credit Facility Amendment will revert back to the provisions of the revolving credit facility agreement prior to the Amendment Period.  Refer to Notes to the Consolidated Financial Statements, Note 18 – Subsequent Events in Part IV, Item 15 – Exhibits and Financial Statement Schedules of this Form 10K for additional information.

Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2010:

Property Name	New Balance	Closing Date	Interest Rate	Term
Fixed Rate Mortgages:
Reserves at Arboretum (1)	$12,950,000	April 23, 2010	6.20%	5 years
Citrus Park	16,428,100	May 20, 2010	5.00%	35 Years
Total	$29,378,100

(1)	Conversion of the Reserves at Arboretum development construction loan to permanent financing was completed on April 23, 2010.

Capital Expenditures

The Company incurred $3,286,267 and $3,845,840 in recurring capital expenditures during the years ended December 31, 2010 and 2009, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $5,762,197 and $10,442,549 in renovation-related and development capital expenditures during the years ended December 31, 2010 and 2009, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

During 2007, the Company, as part of the decision to acquire the Hampton House property, contemplated a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  The project includes rehabilitation of interior common areas including the lobby and central utility systems and replacement of all windows and painting of the exterior.  As of December 31, 2010, the project was 98% complete as 193 of the 196 units had been completed, of which 192 units, or 99% have been leased.

The Company has completed the development of one of the two parcels of vacant land that it owns.  The property, known as the Reserves at Arboretum, was approved for development on November 1, 2007 and construction of the 143 units and clubhouse began in early 2008.  The project development cost was estimated at approximately $17,358,000 and was completed in early 2009.  As of December 31, 2009, the project development costs incurred were approximately $16,958,000 and included all costs, exclusive of land, with the exception of some minor costs to complete final items.  Interest costs are capitalized on the development until construction is substantially complete.  There was $152,188 of interest capitalized in the year ended December 31, 2009 and no interest was capitalized in 2010.  No development plans are currently in the works for the other vacant parcel.

Pursuant to terms of the mortgage debt on certain properties in the Company’s portfolio, lenders require the Company to fund repair or replacement escrow accounts.  The funds in the escrow accounts are disbursed to the Company upon completion of the required repairs or renovations activities.  The Company is required to provide to the lender documentation evidencing the completion of the repairs, and in some cases, are subject to inspection by the lender.  Refer to Part IV Item 15 – Notes to the Consolidated Financial Statements, Footnote 10 – Commitments and Contingencies.

The Company’s capital budgets for 2011 anticipate spending approximately $7,780,000 for ongoing rehabilitation.  As of December 31, 2010, the Company has not committed to any new significant rehabilitation projects.

Off-Balance Sheet Arrangements

The Company’s investment in BVF obligated the Company to make capital contributions to BVF in the amount of $23,400,000 during the investment period of BVF.  As of December 31, 2010, the Company has made 100% of the capital contributions required by BVF.  The Company has no obligation to make any additional contributions of capital to BVF.

Acquisitions and Dispositions

Discussion of acquisitions for the year ended December 31, 2010

The Company did not acquire any properties during the year ended December 31, 2010.

Discussion of dispositions for the year ended December 31, 2010

The Company did not dispose of any properties during the year ended December 31, 2010.

Contractual Obligations and Other Commitments

On January 25, 2008, the Company, through its wholly owned subsidiary, BIR Arboretum Development L.L.C., executed a fixed rate first mortgage note for $13,650,000, which is collateralized by the related property.  The proceeds of the loan were used to build a multifamily apartment community on a parcel of land adjacent to the Arboretum Place Apartments, a multifamily apartment community also owned by the Company.  The interest rate on the note is fixed at 6.20% and has a term of seven years, including a two-year construction period and five years of permanent financing.  The loan was granted with equity requirements that provide for the Company to make an equity investment of $5,458,671, inclusive of land equity of $2,150,000, in the project.  On April 23, 2010, the Company completed the conversion of the loan from the construction phase to the permanent phase which required the Company to return $162,027 due to loan-to-value limitations.  The final amount of the loan was $12,950,000.  As of December 31, 2010, the Company received proceeds pursuant to the loans of $13,112,027, of which $585,437 was received during the year ended December 31, 2010.

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of December 31, 2010, the weighted-average variable interest rate is 1.59%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by Glo in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.  Because the assumed mortgage was originally recorded at fair value, the Company is required to amortize the difference between the fair value and the face value of the mortgage over the life of the mortgage.  During the year ended December 31, 2010, the Company recorded $427,589 of amortization of the fair value adjustment, resulting in an increase in the recorded mortgage balance and a charge to interest expense.  During 2010, the Company identified certain errors in its previously reported financial statements.  Because these changes are not material to the Company’s financial statements for the period prior to 2010 or to 2010 taken as a whole, the Company corrected these errors during 2010.  These adjustments included entries to correct errors in amortization of the fair value adjustment for 2009.  Had these errors been corrected in the proper periods, the impact of the adjustments on 2010 would have been a decrease in interest expense and net loss of $196,552.

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

The primary obligations of the Company relate to its borrowings under the mortgage notes payable.  The $476,386,979 in mortgage notes payable has varying maturities ranging from 1 to 35 years.  The following table summarizes our contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter
Long Term Debt Obligations (1)	$4,033,830	$9,251,274	$61,379,687	$66,591,051	$63,630,104	$271,501,033
Capital Lease Obligations	-	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-	-
Purchase Obligations (2)	-	-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	-	-	-	-	-	-

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

Market Environment

While economists declared the worst recession to hit the United States since the 1930s was over in late 2009, with policymakers’ efforts to stabilize the banking system and provide a fiscal stimulus to the economy, the high national unemployment rate has started to stabilize and, in some markets, begun to improve.  While there continue to be indications of stabilization during 2010 in both domestic and foreign economies, the signs of a strong and sustained expansion are not yet evident.  A leading indicator of stabilization and expansion includes the recovery in the labor markets, which tend to recover with some lag.  It is only when the labor markets stabilize that there will be an increase in household formation, which represents the greatest driver for rental apartments.

The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company recognizes, however, that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or a lack of improvement in employment rates could have a negative impact on both occupancy and rent levels.  Credit worthy borrowers in the multifamily sector continue to be able to access capital through Fannie Mae and Freddie Mac, and other sources, at historically attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity.  In many cases, the current economic climate has delayed many would-be residents from entering the rental market and instead choosing to remain at home or to share rental units instead of renting their own space.  This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms.  The Company’s properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development.  The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

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

For the year ended December 31, 2010 and 2009, the Company declared a total of $0 and $1,025 respectively, of distributions to common shareholders.  There was no common dividend payable outstanding at December 31, 2010 or December 31, 2009.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the year ended December 31, 2010, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through December 31, 2010, remained unchanged.  As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during 2009, the financial statements show considerable changes in revenue and expenses from period to period.  The Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the years ended December 31, 2010 and 2009 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations.  For the years ended December 31, 2010, 2009 and 2008, the net income (loss) was ($25,726,511), ($28,685,234) and $53,999,236, respectively.  A reconciliation of our NOI to net income for the years ended December 31, 2010, 2009 and 2008 are presented as part of the following tables on pages 30 and 34.

Comparison of year ended December 31, 2010 to the year ended December 31, 2009

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2010 and 2009.  The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2009 and owned through December 31, 2010.  The Total Property Portfolio includes the effect of the change in the one property acquired during the year ended December 31, 2009, Glo, and the completion of development of one property, the Reserves at Arboretum, during the same period.  (The 2009 activity for the Century, St Marin, Westchester West and Westchase has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio Year Ended December 31,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$70,268,796	$69,975,083	$293,713	0.42%
Interest, utility reimbursement and other	5,532,766	4,851,521	681,245	14.04%
Total revenue	75,801,562	74,826,604	974,958	1.30%

Operating Expenses:
Operating	17,868,866	18,741,371	(872,505)	(4.66)%
Maintenance	4,890,072	3,970,056	920,016	23.17%
Real estate taxes	7,174,239	7,534,411	(360,172)	(4.78)%
General and administrative	1,907,378	1,790,710	116,668	6.52%
Management fees	2,924,039	2,940,387	(16,348)	(0.56)%
Total operating expenses	34,764,594	34,976,935	(212,341)	(0.61)%

Net Operating Income	41,036,968	39,849,669	1,187,299	2.98%

Non-operating expenses:
Depreciation	29,017,214	30,389,055	(1,371,841)	(4.51)%
Interest	25,227,588	25,405,106	(177,518)	(0.70)%
Amortization of acquired in-place leases and tenant relationships	44,550	309,339	(264,789)	(85.60)%
Total non-operating expenses	54,289,352	56,103,500	(1,814,148)	(3.23)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(13,252,384)	(16,253,831)	3,001,447	18.47%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	-

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(13,252,384)	$(16,253,831)	$3,001,447	18.47%

	Total Portfolio Year Ended December 31,
	2010	2009 Adjusted*	Increase/ (Decrease)	% Change
Revenue:
Rental	$75,234,879	$74,043,952	$1,190,927	1.61%
Interest, utility reimbursement and other	6,448,011	5,578,561	869,450	15.59%
Total revenue	81,682,890	79,622,513	2,060,377	2.59%

Operating Expenses:
Operating	19,866,004	20,614,401	(748,397)	(3.63)%
Maintenance	5,139,923	4,132,269	1,007,654	24.39%
Real estate taxes	7,990,892	8,485,196	(494,304)	(5.83)%
General and administrative	4,401,076	5,688,334	(1,287,258)	(22.63)%
Management fees	4,803,585	4,770,659	32,926	0.69%
Incentive advisory fees	2,207,795	-	2,207,795	100.00%
Total operating expenses	44,409,275	43,690,859	718,416	1.64%

Net Operating Income	37,273,615	35,931,654	1,341,961	3.73%

Non-operating expenses:
Depreciation	31,326,510	32,136,098	(809,588)	(2.52)%
Interest	27,475,543	26,387,424	1,088,119	4.12%
Amortization of acquired in-place leases and tenant relationships	117,848	827,930	(710,082)	(85.77)%
Total non-operating expenses	58,919,901	59,351,452	(431,551)	(0.73)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(21,646,286)	(23,419,798)	1,773,512	7.57%

Equity in loss of Multifamily Venture Limited Partnership	(4,080,225)	(4,143,070)	62,845	1.52%

Equity in (loss) income of Mezzanine Loan Limited Liability Company	-	(947,294)	947,294	100.00%

Discontinued operations	-	(175,072)	175,072	100.00%

Net loss	$(25,726,511)	$(28,685,234)	$2,958,723	10.31%

* See Notes to the Consolidated Financial Statements, Note 5 – Investment in Multifamily Venture Limited Partnership

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the twelve-month period ended December 31, 2010 in comparison to the similar period in 2009.  The increase is mainly attributable to increased occupancy at most of the properties, more specifically at the Hampton House and Executive House properties as a result of the completion and availability of renovated units from its ongoing rehabilitation project.  Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments however the current economic environment has resulted in increased bad debts at certain properties in the portfolio.  The Company continues to benefit from its focus on resident retention and property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels.  Given current economic conditions, the Company is prioritizing the retention of quality tenants in properties throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  Increase in utility reimbursement is mainly due to successful increases in usage of bill back programs to tenants.  Other revenue increased is mainly attributable to increased income received from various cable service companies for their exclusive rights to service our properties.

Operating Expenses

Operating

Overall operating expenses decreased in the twelve-month period ended December 31, 2010 as compared to the same period of 2009.  Savings in marketing costs and utilities, including electricity and gas, were partially offset by higher expenses in payroll due to higher bonus payment, and water and sewer.  Group insurance expenses for the year ended December 31, 2010 were lower compared to the same period ended December 31, 2009 as a result of the Company’s property insurance coverage renewal in April 2010.  Savings in marketing costs is primarily as a result of the Company’s overall direction to focus on internet-based advertising in place of print advertising.

Maintenance

Maintenance expense increased in the twelve months ended December 31, 2010 as compared to the same period of 2009, primarily due to increase in snow removal costs at the Seasons and Berkshire of Columbia properties during the first quarter of 2010, partially offset by reduced turnover-related expenses as a result of increased occupancy at most of the properties.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the year ended December 31, 2010 from the comparable period of 2009.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the twelve-month period ended December 31, 2010 compared to 2009.  The overall increase is due mainly to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio.

Management Fees

Management fees of the Same Property Portfolio decreased slightly in the twelve-month period ended December 31, 2010 compared to the same period of 2009.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the twelve months ended December 31, 2010 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Hampton House property and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the twelve months ended December 31, 2010 decreased over the comparable period of 2009.  The decrease is primarily attributable to the pay off of the Citrus Park loan in November 2009 and is partially offset by interest related to the HUD-insured replacement financing on the same property totaling $16,428,100 which closed in May 2010 and was at a more favorable rate than the previous loan.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the twelve-month period ended December 31, 2010 as compared to the same period in 2009.  The decrease is related mainly to the completion of amortization of the acquired-in-place-lease intangible assets booked at acquisition and amortized over a twelve-month period which did not extend into the twelve-month period ended December 31, 2010.

Comparison of the twelve months ended December 31, 2010 to the twelve months ended December 31, 2009
(Total Property Portfolio)

In general, increases in revenues and total operating expenses and the related losses of the Total Property Portfolio for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as two properties were acquired or developed during 2009.  The increase was partially offset by decreased rent concessions amortization recorded during the period.  Increase in total operating expenses for the year ended December 31, 2010 as compared to the same period in 2009 is mainly attributable to the transaction costs of $1,183,299 associated with the acquisition of Glo expensed pursuant to the guidance of ASC 805-10 adopted by the Company on January 1, 2009 and cost accrued for the judgment in the Lakeridge legal matter of $774,990, which were included in General and Administrative expense on the Consolidated Statement of Operations for the year ended December 31, 2009.  The difference is partially offset by bond redemption fees of $223,300 incurred related to the maturity of the Glo property loans which matured in March 2010.  The fees were included in General and Administrative expenses for the year ended December 31, 2010.  In addition, the Company recognized $2,207,795 of accrued Incentive Advisory Fee pursuant to the Advisory Services Agreement.  (Refer to Note 13 – Related Party Transactions on page 79 for further discussion.)  Non-operating expenses decreased for the twelve months ended December 31, 2010 as compared to the same period in 2009 mainly due to the reasons discussed in the Same Property Portfolio, partially offset by increases in interest expenses as a result of increases in the level of mortgage and revolving credit debt outstanding and $427,589 of negatively amortized interest recorded on the Glo property loans.

Comparison of year ended December 31, 2009 to the year ended December 31, 2008

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2009 and 2008.  The Same Property Portfolio consists of the 23 properties acquired or placed in service on or prior to January 1, 2008 and owned through December 31, 2009.  The Total Property Portfolio includes the effect of the change in the 1 property acquired during the year, Glo, and the completion of development of 1 property, the Reserves at Arboretum.  (The 2008 activity for the Century, St Marin, Westchester West and Westchase has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio Year Ended December 31,
	2009	2008	Increase/ (Decrease)	% Change
Revenue:
Rental	$65,557,162	$64,379,361	$1,177,801	1.83%
Interest, utility reimbursement and other	4,666,052	4,199,498	466,554	11.11%
Total revenue	70,223,214	68,578,859	1,644,355	2.40%

Operating Expenses:
Operating	17,379,707	16,600,542	779,165	4.69%
Maintenance	3,777,766	4,325,488	(547,722)	(12.66)%
Real estate taxes	7,215,711	7,115,666	100,045	1.41%
General and administrative	1,707,923	1,517,223	190,700	12.57%
Management fees	2,756,327	2,738,118	18,209	0.67%
Total operating expenses	32,837,434	32,297,037	540,397	1.67%

Net Operating Income	37,385,780	36,281,822	1,103,958	3.04%

Non-operating expenses:
Depreciation	27,944,756	27,681,017	263,739	0.95%
Interest, inclusive of deferred financing fees	23,637,097	23,090,981	546,116	2.37%
Amortization of acquired in-place leases and tenant relationships	19,473	181,534	(162,061)	(89.27)%
Total non-operating expenses	51,601,326	50,953,532	647,794	1.27%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(14,215,546)	(14,671,710)	456,164	3.11%

Equity in loss of Multifamily Venture Limited Partnership	-	-	-	-

Equity in loss of Mezzanine Loan Limited Liability Company	-	-	-	-

Discontinued operations	-	-	-	-

Net loss	$(14,215,546)	$(14,671,710)	$456,164	3.11%

	Total Portfolio Year Ended December 31,
	2009 Adjusted*	2008 Adjusted*	Increase/ (Decrease)	% Change
Revenue:
Rental	$74,043,952	$65,441,106	$8,602,846	13.15%
Interest, utility reimbursement and other	5,578,561	4,764,279	814,282	17.09%
Total revenue	79,622,513	70,205,385	9,417,128	13.41%

Operating Expenses:
Operating	20,614,401	17,703,108	2,911,293	16.45%
Maintenance	4,132,269	4,377,041	(244,772)	(5.59)%
Real estate taxes	8,485,196	7,435,548	1,049,648	14.12%
General and administrative	5,688,334	3,030,145	2,658,189	87.72%
Management fees	4,770,659	4,487,677	282,982	6.31%
Total operating expenses	43,690,859	37,033,519	6,657,340	17.98%

Net Operating Income	35,931,654	33,171,866	2,759,788	8.32%

Non-operating expenses:
Depreciation	32,136,098	28,277,756	3,858,342	13.64%
Interest, inclusive of deferred financing fees	26,387,424	23,370,634	3,016,790	12.91%
Amortization of acquired in-place leases and tenant relationships	827,930	474,258	353,672	74.57%
Total non-operating expenses	59,351,452	52,122,648	7,228,804	13.87%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(23,419,798)	(18,950,782)	(4,469,016)	23.58%

Equity in loss of Multifamily Venture Limited Partnership	(4,143,070)	(4,321,483)	178,413	4.13%

Equity in (loss) income of Mezzanine Loan Limited Liability Company	(947,294)	92,293	(1,039,587)	(1,126.40	) %

Discontinued operations	(175,072)	77,179,208	(77,354,280)	(100.23)%

Net (loss) income	$(28,685,234)	$53,999,236	$(82,684,470)	(153.12)%

* See Notes to the Consolidated Financial Statements, Note 5 – Investment in Multifamily Venture Limited Partnership

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

Interest, inclusive of deferred financing fees

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

In general, increases in revenues, total operating expenses and non-operating expenses and the related losses of the Total Property Portfolio for the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as the net number of properties owned remained consistent as two properties were sold in 2008 and two properties were acquired or developed during 2009.  Also, an increase in the level of mortgage and revolving credit debt outstanding during the comparative periods contributed to the expense increase.  General and administrative expenses for the twelve months ended December 31, 2009 include costs associated with the acquisition of the Glo property expensed pursuant to the guidance of ASC 805-10 adopted by the Company on January 1, 2009 and costs paid for the judgment in the Lakeridge legal matter.

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009 Adjusted*	2008 Adjusted*
Net income (loss)	$(25,726,511)	$(28,685,234)	$53,999,236
Add:
Depreciation of real property	28,064,868	28,207,506	24,618,377
Depreciation of real property included in results of discontinued operations	-	-	3,335,613
Amortization of acquired in-place leases and tenant relationships	117,848	827,930	474,258
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	-	-	-
Equity in loss of Multifamily Venture Limited Partnership	4,080,225	4,143,070	4,321,483
Funds from operations of Multifamily Venture Limited Partnership	940,551	1,064,133	1,026,424
Less:
Noncontrolling interest in properties share of funds from operations	(1,048,730)	(756,263)	(932,812)
Gain on disposition of real estate assets	-	-	(79,487,487)
Funds from Operations	$6,428,251	$4,801,142	$7,355,092

* See Notes to the Consolidated Financial Statements, Note 5 – Investment in Multifamily Venture Limited Partnership

FFO for the year ended December 31, 2010 increased as compared to FFO for the year ended December 31, 2009.  The increase in FFO is due primarily to expenses incurred in 2009 for which there were no comparative expenses in 2010, including transaction costs for the acquisition of Glo of $1,183,299, costs of $774,990 accrued in 2009 for a legal matter, which were included in General and Administrative expense on the Consolidated Statement of Operations in 2009, and the other-than-temporary impairment write-off of the Company’s investment in the Mezzanine Loan LLC in the amount of $1,117,825 recorded during the same period.  The decrease in expenses was partially offset by $2,207,795 of accrued incentive advisory fee pursuant to the Advisory Services Agreement for which there was no comparative expense in 2009.

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

Inflation and Economic Conditions

Substantially all of the leases at the initial properties are for a term of one year or less, which enables the Company to seek increased rents for new leases or upon renewal of existing leases.  These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.  During the recent recessionary period and subsequent period of stabilization that affected the national economy from late 2007 through 2010, the Company has closely monitored its rent levels in an effort to maintain high occupancies by retaining residents at current rent levels on renewal and forgoing rent increases.  The Company has maintained average occupancy of 95% during the same period, and most recently during 2010, has had the ability to increase rent levels at certain properties where local market conditions have experienced an improvement in the underlying economic trends including decreases in the unemployment rate and a contraction in available apartment units with a corresponding increase in demand for those units.

While economists declared the worst recession to hit the United States since the 1930s was over in late 2009, with policymakers’ efforts to stabilize the banking system and provide a fiscal stimulus to the economy, the high national unemployment rate have started to stabilize and, in some markets, begun to improve.  While there continue to be indications of stabilization during 2010 in both domestic and foreign economies, the signs of a strong and sustained expansion are not yet evident.  A leading indicator of stabilization and expansion includes the recovery in the labor markets,, which tend to recover with some lag.  It is only when the labor markets stabilize that there will be an increase in household formation, which represents the greatest driver for rental apartments.

The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company recognizes, however, that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or a lack of improvement in employment rates could have a negative impact on both occupancy and rent levels.  Credit worthy borrowers in the multifamily sector continue to be able to access capital through Fannie Mae and Freddie Mac, and other sources, at historically attractive rates, though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity.  In many cases, the current economic climate has delayed many would-be residents from entering the rental market and instead choosing to remain at home or to share rental units instead of renting their own space.  This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms.  The Company’s properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development.  The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company’s financial instruments that are sensitive to changes in interest rates, specifically debt obligations.  The tables present principal cash flows and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2010 and 2009.

The following table reflects the mortgage notes payable as of December 31, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total

Fixed Rate Debt	$4,033,830	$8,587,250	$60,571,170	$65,769,590	$62,795,493	$244,208,785	$445,966,118

Average Interest Rate	5.33%	5.64%	5.05%	5.49%	5.67%	5.88%	5.67%

Variable Rate Debt	$-	$664,024	$808,517	$821,461	$834,611	$27,292,248	$30,420,861

Average Interest Rate	-	1.59%	1.59%	1.59%	1.59%	1.59%	1.59%

The following table reflects the mortgage notes payable as of December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt	$3,369,044	$4,924,807	$9,738,365	$61,802,741	$67,085,003	$285,707,495	$432,627,455

Average Interest Rate	5.29%	5.53%	5.74%	5.08%	5.51%	5.90%	5.71%

Variable Rate Debt	$12,210,000	$-	$661,339	$804,774	$817,133	$27,710,027	$42,203,273

Average Interest Rate	1.52%	1.52%	1.52%	1.52%	1.52%	1.52%	1.52%

The level of market rate interest risk experienced in 2010 remained consistent with the level of risk seen during 2009.  While the level of outstanding mortgage debt payable of $476,386,979 at December 31, 2010 was incrementally higher than the December 31, 2009 balance of outstanding debt of $474,830,728, the average interest rate on the fixed rate debt decreased slightly to 5.67% at December 31, 2010 from 5.71% at December 31, 2009.  Additionally, while the average interest rate on the variable rate debt increased from 1.52% at December 31, 2009 to 1.59% at December 31, 2010, the outstanding amount of variable rate debt decrease by $12,210,000 over the same period.  At December 31, 2010, all properties were encumbered by mortgage debt.

The Company manages its interest rate risk on mortgage debt by monitoring the funding markets and the related changes in prevailing mortgage debt interest levels.  Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate.  The Company has been successful in obtaining new financing during the 2010 and 2009, a period in which the debt market has been challenged by unfavorable national economic conditions as well as declines in property values and the tightening of lending guidelines by creditors.  The Company continues to take advantage of all opportunities to acquire long term debt at favorable interest rates via first mortgage refinancing, supplemental mortgage financing and assumption of debt with favorable terms pursuant to the acquisition of new properties.

As of December 31, 2010 and 2009, respectively, the Company had $30,420,861 and $42,203,273 of variable interest rate debt outstanding.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 53 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with oversight and input from the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010.  The Company’s management based its assessment on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2010 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and directors are as follows:

Name and Age	Position or Offices Held

Douglas Krupp (64)	Chairman of the Board of Directors
David C. Quade (67)	President, Chief Financial Officer and Director
Randolph G. Hawthorne (61)	Director
Robert M. Kaufman (61)	Director
Richard B. Peiser (62)	Director
Frank Apeseche (53)	Vice President and Treasurer
Christopher M. Nichols (46)	Senior Vice President, Principal Financial Officer and Assistant Secretary
Mary Beth Bloom (37)	Vice President and Secretary

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

Randolph G. Hawthorne, Director of Berkshire Income Realty, Inc. since October 15, 2002.  Mr. Hawthorne is currently the Principal of a private investment and consulting firm known as RGH Ventures and has served as such since January of 2001.  Mr. Hawthorne is a member of the Multifamily Council Gold Flight of the Urban Land Institute, and is active in the National Multi Housing Council, which he led as the Chairman from 1996-1997.  He also presently serves on the Board of Directors of the National Housing Conference and is a member of the Harvard Real Estate Academic Initiative Alumni Advisory Board.  He previously served as an independent member of the Advisory Board of Berkshire Mortgage Finance, a former affiliate of the Berkshire Income Realty, Inc.  Mr. Hawthorne has previously served as President of the National Housing and Rehabilitation Association and has served on the Editorial Board of the Tax Credit Advisor and Multi-Housing News.  From 1973-2001, Mr. Hawthorne was a Principal and Owner of Boston Financial, a full service real estate firm, which was acquired in 1999 by Lend Lease, a major global real estate firm, which at that time was the largest U.S. manager of tax-exempt real estate assets.  During his 28 years with Boston Financial and then Lend Lease, Mr. Hawthorne served in a variety of senior leadership roles including on the Boston Financial Board of Directors.  Mr. Hawthorne holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree from the Massachusetts Institute of Technology.  Mr. Hawthorne is a Trustee of The Berkshire Theatre Festival, and serves on the Board of Directors of the Celebrity Series of Boston and The Boston Home.

Robert M. Kaufman, Director of Berkshire Income Realty, Inc. since October 15, 2002.  Mr. Kaufman is currently the Senior Vice President and Chief Operating Officer of Outcome Sciences, Inc. since April 1, 2007 and was formerly the President and Chief Operating Officer of Oakley Investment, Inc., a private investment firm.  Mr. Kaufman was a founder and the Chief Executive Officer of Medeview, Inc., a healthcare technology company, from 2000-2002.  From 1996-1999, Mr. Kaufman served as Chief Executive Officer of a senior housing company known as Carematrix Corp. and in 1999 served as a consultant to Carematrix Corp.  Prior to that, Mr. Kaufman worked for Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm, from 1972-1996.  During his tenure at Coopers & Lybrand, he was a partner from 1982-1996 primarily servicing real estate and healthcare industry clients and served as a member of the National Board of Partners.  In addition, while a partner at Coopers & Lybrand, Mr. Kaufman was a member of the Mergers and Acquisitions and Real Estate Groups, the Associate Chairman of the National Retail and Consumer Products Industry Group and was a National Technical Consulting Partner.  Mr. Kaufman received his Bachelor of Arts from Colby College and his Master of Business Administration degree from Cornell University.

Richard B. Peiser, Director of Berkshire Income Realty, Inc. since October 15, 2002.  Mr. Peiser is currently the Michael D. Spear Professor of Real Estate Development at Harvard University and has worked in that position since 1998.  Mr. Peiser is also a member of the Department of Urban Planning and Design in the Harvard University Graduate School of Design and has served as such since 1998.  Before joining the faculty of Harvard University in 1998, Mr. Peiser served as Director of the Lusk Center of Real Estate Development from 1987-1998 as well as Founder and Academic Director of the Master of Real Estate Development Program at the University of Southern California from 1986-1998.  Mr. Peiser has also worked as a real estate developer and consultant since 1978.  In addition, Mr. Peiser has published numerous articles relating to various aspects of the real estate industry.  Mr. Peiser taught at Southern Methodist University from 1978-1984, the University of Southern California from 1985-1998 and at Stanford University in the fall of 1981.  Mr. Peiser the Chairman of Kailong REI, a real estate investment and asset management company based in Shanghai, China.  Mr. Peiser served as a trustee of the Urban Land Institute from 1997 to 2004 and as a Director of the firm American Realty Advisors from 1998 to 2005.  Additionally, Mr. Peiser served as a faculty representative on the Harvard University Board of Overseer’s Committee on Social Responsibility from 1999-2002 and has served as co-editor of the Journal of Real Estate Portfolio Management from 2003 to 2007.  Mr. Peiser holds a Bachelor of Arts degree from Yale University, a Master of Business Administration degree from Harvard University and a Ph.D. in land economics from Cambridge University.

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

Christopher M. Nichols, Senior Vice President, Principal Financial Officer and Assistant Secretary of Berkshire Income Realty, Inc. since July 19, 2002.  Mr. Nichols currently holds the position of Vice President, Controller and Assistant Secretary of Berkshire Income Realty, Inc.  Mr. Nichols is also the Company’s Principal Accounting Officer.  Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller.  Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a NYSE Amex listed company.  At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems.  Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997.  Mr. Nichols has a Bachelor of Science degree in Accountancy from Bentley College as well as Associate Degrees in Computer Information Systems and in Electrical Engineering.  Mr. Nichols is a Certified Public Accountant.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company’s directors, executive officers and 10% stockholders, during the fiscal year ended December 31, 2010 and prior fiscal years, except as noted below, none of the Company’s directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

Randolph Hawthorne, a director, filed a Form 4 on an untimely basis on March 16, 2010 that covered his purchase on March 13, 2009, of 100 shares of the Company’s 9% Series A Cumulative Redeemable Preferred Stock.

ITEM 11.                      EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee as the Board has determined that such a committee is unnecessary, in light of the fact that, except for our independent directors identified above, our executive officers and directors are not compensated by us for their services to us as officers and directors.  However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor.  The Company has no employees under any employment or other agreement either formal or implied.  The Company pays Berkshire Advisor, an affiliate, property and asset management fees for services related to the management of the Company.  The Company also reimburses Berkshire Advisor for the salaries of employees of the Advisor who work directly at our properties.  The Company does not bear risk associated with compensation policies and practices of employees as employee related costs incurred by the Advisor are limited to the fixed management fees or cost reimbursements paid by the Company.  Refer to Part IV Item 15 - Notes to the Consolidated Financial Statements, Footnote 13 – Related Party transaction for additional information.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

N/A	N/A	$-	$-	$-	$-	$-	$-	$-	$-
		$-	$-	$-	$-	$-	$-	$-	$-

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex rules and regulations.  The Board has determined that the independent directors will be compensated at the rate of $30,000 per year, payable in cash, for their service as directors and receive reimbursement for their travel expenses incurred in connection with Board duty.  There were no other arrangements to compensate the directors for Board or committee involvement in 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2010 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group.  The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

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

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock.  As of December 31, 2010 and 2009, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A Common Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 about shares of our equity securities outstanding and available for issuance under equity compensation plans.  The Company does not have equity securities outstanding or available for issuance under an equity compensation plan as of December 31, 2010.

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

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.  Berkshire Advisor earned asset management fees of $1,649,259, $1,649,256 and $1,673,441 during 2010, 2009 and 2008, respectively.  The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties.  In addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an Incentive Advisory Fee based on increases in the value of the Company, as explained below, that would not be subject to the $1,600,000 maximum.  As of December 31, 2010 and 2009, respectively, $824,632 and $412,316 of the asset management fees are payable to Berkshire Advisor.

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement with Berkshire Advisor, an affiliate of the Company.  The Amendment includes an Incentive Advisory Fee component to the existing asset management fees paid to the Advisor, which is based on the increase in value of the Company over the Base Value established as of December 31, 2009.  The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  The Incentive Advisory Fee is variable and generally to the extent the value of the Company decreases, the accrued Incentive Advisory Fee would be reduced accordingly.  Like the Asset Management Fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due.  As of December 31, 2010, the Company’s obligation pursuant to the amendment was $2,207,795 and is included in Due to affiliates, incentive advisory fees on the consolidated balance sheets.  The Company incurred $2,207,795 of Incentive Advisory Fees during the year ended December 31, 2010.  Any future liability will be based upon any increase in value of the Company over the Base Value.  Payments from the plan will approximate the amounts the Advisor pay to its employee.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company has not made any Incentive Advisory Fee payments as of December 31, 2010.

During 2010, 2009 and 2008, Berkshire Advisor, an affiliate of The Berkshire Group, acted as property manager under property management agreements between the Company and Berkshire Advisor.  Under the property management agreement, Berkshire Advisor is entitled to receive a property management fee, payable monthly, equal to 4% of the gross rental receipts, including rentals and other operating income, received each month with respect to all managed properties.  The total amount of property management fees paid or accrued to Berkshire Advisor under the property management agreements was $3,052,447, $3,041,240 and $3,335,681 for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010 and 2009, respectively, $474,353 and $346,257 of the 2010 and 2009 property management fees are payable to Berkshire Advisor.

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

Berkshire Advisor received acquisition fees for 2010, 2009 and 2008 as follows:

	Acquisition Fee	Acquisition Fee	Acquisition Fee
	2010	2009	2008

Glo	$-	$427,500	$-
Executive House	-	-	500,000
	$-	$427,500	$500,000

Pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009, the acquisition fee paid to Berkshire Advisor on the Glo acquisition was charged to operating expenses for the year ended December 31, 2009.  The acquisition fees paid in 2008, have been capitalized and are included in the caption “Multifamily apartment communities” in Part IV Item 15 – Consolidated Balance Sheets.

Since January 1, 2005, the Company has paid a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $253,845, $438,965 and $612,312 in construction management fees for the year ended December 31, 2010, 2009 and 2008, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of December 31, 2009, the Company has completed the development of the Arboretum Land development project and has incurred fees totaling $902,500 for the project, of which of $202,500 were incurred during the year ended December 31, 2009.  The Company incurred $300,000 and $400,000 of development fees on the same project in the years ended December 31, 2008 and 2007, respectively.  The fees, of which $270,750 is related to predevelopment activities and $631,750 is related to the development phase, are based on the project’s development/construction costs.  As of December 31, 2010 and 2009, $0 and $202,500, remained payable related to the project respectively.

Under the advisory services agreement and the property management agreements, Berkshire Advisor is reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties.

Berkshire Advisor also is reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services.  Expense reimbursements paid were $210,000, $200,900 and $195,900 for the years ended December 31, 2010, 2009 and 2008, respectively.  Salary reimbursements paid were $9,700,806, $9,243,927 and $8,795,648 for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition to the fees listed above, the Multifamily Limited Partnership Venture paid construction management fees of $525,252, $570,602 and $3,118,380, property management fees of $5,764,238, $5,841,648 and $5,637,868 and asset management fees of $4,480,969, $4,763,937 and $3,282,256 to Berkshire Advisor during 2010, 2009 and 2008, respectively.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

The Company does not have written policies and procedures for the review, approval or ratification of transactions with related persons. The Audit Committee (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and NYSE Amex) reviews and approves all related-party transactions. The review and approval responsibility of the Audit Committee is evidenced by the Audit Committee Charter.

Director Independence

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex rules and regulations.  Such persons act as the Company’s Audit Committee, which does not include any non-independent directors of the Company.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $405,000 and $396,000 for the years ended December 31, 2010 and 2009, respectively, for the audit of the Company’s annual financial statements included in the Company’s Form 10K and review of financial statements included in the Company’s Forms 10Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $48,600 and $85,900 for the years ended December 31, 2010 and 2009, respectively for Sarbanes-Oxley readiness procedures and  the audit of certain subsidiaries.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $53,400 and $53,000 for the years December 31, 2010 and 2009, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 and $0 for the years ended December 31, 2010 and 2009, respectively.

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

The services described above in the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were 100% approved by the Audit Committee.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           See “Index to Financial Statements and Financial Statement Schedule” on page 53 to this report.

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

10.42
Amendment No. 2, dated February 17, 2011, to Revolving Credit Agreement dated as of June 30, 2005, as amended by that certain Amendment No. 1 to Revolving Credit Agreement dated as of May 31, 2007 among Berkshire Income Realty-OP, L.P., the Borrower, Berkshire Income Realty, Inc., the Guarantor, Krupp Capital Associates, in its capacity as administrative agent, the Agent, for itself and the Lenders (as defined in the Agreement), and each of the Lenders party hereto (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2011).

10.43
Limited Liability Agreement of BIR/BVF-II NoMa JV, L.L.C. made and entered into as of March 2, 2011, by and among Berkshire Multifamily Value Fund-II OP, L.P. and Berkshire Income Realty-OP, L.P. hereto as Members, of BIR/BVF-II NoMa JV, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit No 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 9, 2011).

10.44
Amended and Restated Limited Liability Company Agreement, dated as of March 2, 2011, is between MCRT/MA 104 NoMa LLC, a Delaware limited liability company, and BIR/BVF-II NoMa JV, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2011).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-98571)).

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

The information required by this item is set forth below in the financial statements included herein.

BERKSHIRE INCOME REALTY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm-------------------------------------------------------------------	54

Consolidated Balance Sheets at December 31, 2010 and 2009----------------------------------------------------------------	55

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008 -----------------	56

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010, 2009 and 2008---------------------------------------------------------------------------------------------------------------------	57

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008 ---------------------	58-59

Notes to Consolidated Financial Statements------------------------------------------------------------------------------------	60-82

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2010----------------------------------------	83-84

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. and subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for its equity loss of Multifamily Venture Limited Partnership effective December 31, 2010.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2011

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009 Adjusted*
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $200,045,487 and $168,718,977, respectively	$419,531,860	$441,983,721
Cash and cash equivalents	12,893,665	17,956,617
Cash restricted for tenant security deposits	1,610,659	1,875,771
Cash restricted other	-	12,621,014
Replacement reserve escrow	3,990,924	3,938,646
Prepaid expenses and other assets	9,258,604	10,092,883
Investment in Multifamily Venture Limited Partnership	6,047,858	10,128,083
Acquired in place leases and tenant relationships, net of accumulated amortization of $1,226,117 and $1,108,269, respectively	43,962	161,810
Deferred expenses, net of accumulated amortization of $2,270,646 and $1,880,816, respectively	3,488,897	3,413,587
Total assets	$456,866,429	$502,172,132

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$476,386,979	$474,830,728
Note payable, affiliate	-	15,720,000
Due to affiliates, net	1,820,827	2,149,628
Due to affiliate, incentive advisory fees	2,207,795	-
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	11,092,336	11,086,062
Tenant security deposits	1,827,837	1,838,501
Total liabilities	494,173,381	506,462,526

Commitments and contingencies (Note 10)	-	-

Deficit:
Noncontrolling interest in properties	(191,881)	416,382
Noncontrolling interest in Operating Partnership (Note 12)	(65,806,083)	(34,172,349)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Accumulated deficit	(41,533,880)	(40,759,319)

Total deficit	(37,306,952)	(4,290,394)

Total liabilities and deficit	$456,866,429	$502,172,132

* See Note 5
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the years ended December 31,
	2010	2009 Adjusted*	2008 Adjusted*
Revenue:
Rental	$75,234,879	$74,043,952	$65,441,106
Interest	12,655	105,223	605,703
Utility reimbursement	2,341,544	1,835,985	1,433,262
Other	4,093,812	3,637,353	2,725,314
Total revenue	81,682,890	79,622,513	70,205,385
Expenses:
Operating	19,866,004	20,614,401	17,703,108
Maintenance	5,139,923	4,132,269	4,377,041
Real estate taxes	7,990,892	8,485,196	7,435,548
General and administrative	4,401,076	5,688,334	3,030,145
Management fees	4,803,585	4,770,659	4,487,677
Incentive advisory fees	2,207,795	-	-
Depreciation	31,326,510	32,136,098	28,277,756
Interest, inclusive of amortization of deferred financing fees	27,475,543	26,387,424	23,370,634
Amortization of acquired in-place leases and tenant relationships	117,848	827,930	474,258
Total expenses	103,329,176	103,042,311	89,156,167

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(21,646,286)	(23,419,798)	(18,950,782)
Equity in loss of Multifamily Venture Limited Partnership	(4,080,225)	(4,143,070)	(4,321,483)
Equity in income (loss) of Mezzanine Loan Limited Liability Company	-	(947,294)	92,293
Loss from continuing operations	(25,726,511)	(28,510,162)	(23,179,972)

Discontinued operations:
Loss from discontinued operations	-	(175,072)	(2,308,279)
Gain on disposition of real estate assets	-	-	79,487,487
Net income (loss) from discontinued operations	-	(175,072)	77,179,208

Net income (loss)	(25,726,511)	(28,685,234)	53,999,236
Net (income) loss attributable to noncontrolling interest in properties	18,981	376,955	(5,528,481)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 12)	31,633,734	34,172,349	(12,689,300)
Net income attributable to Parent Company	5,926,204	5,864,070	35,781,455
Preferred dividend	(6,700,765)	(6,700,785)	(6,700,682)
Net income (loss) available to common shareholders	$(774,561)	$(836,715)	$29,080,773

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.55)	$(0.48)	$(34.21)

Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$0.00	$(0.12)	$54.89

Net income (loss) available to common shareholders per common share, basic and diluted	$(0.55)	$(0.60)	$20.68

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196

Dividend declared per common share	$0.00	$0.00	$0.20

* See Note 5

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	2,978,110	$70,210,830	1,406,196	$14,062	$(68,163,089)	$-	$-	$2,061,803

Cumulative effect of change in accounting principle (Note 5)	-	-	-	-	(529,563)	-	-	(529,563)

Net income (loss)	-	-	-	-	35,781,455	5,528,481	-	41,309,936

Contributions	-	-	-	-	-	-	-	-

Distributions	-	-	-	-	(310,700)	(5,234,831)	-	(5,545,531)

Distributions to preferred shareholders	-	-	-	-	(6,700,682)	-	-	(6,700,682)

Adjusted balance at December 31, 2008*	2,978,110	70,210,830	1,406,196	14,062	(39,922,579)	293,650	-	30,595,963

Net income (loss)	-	-	-	-	5,864,070	(376,955)	(34,172,349)	(28,685,234)

Contributions	-	-	-	-	-	1,404,801	-	1,404,801

Distributions	-	-	-	-	(25)	(905,114)	-	(905,139)

Distributions to preferred shareholders	-	-	-	-	(6,700,785)	-	-	(6,700,785)

Adjusted balance at December 31, 2009*	2,978,110	70,210,830	1,406,196	14,062	(40,759,319)	416,382	(34,172,349)	(4,290,394)

Net income (loss)	-	-	-	-	5,926,204	(18,981)	(31,633,734)	(25,726,511)

Contributions	-	-	-	-	-	-	-	-

Distributions	-	-	-	-	-	(589,282)	-	(589,282)

Distributions to preferred shareholders	-	-	-	-	(6,700,765)	-	-	(6,700,765)

Balance at December 31, 2010	2,978,110	$70,210,830	1,406,196	$14,062	$(41,533,880)	$(191,881)	$(65,806,083)	$(37,306,952)

* See Note 5

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009 Adjusted*	2008 Adjusted*
Cash flows from operating activities:
Net income (loss)	$(25,726,511)	$(28,685,234)	$53,999,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	579,859	693,459	536,398
Amortization of acquired in-place leases and tenant relationships	117,848	827,930	474,258
Amortization of fair value discount on mortgage debt	427,589	-	-
Depreciation	31,326,510	32,136,098	32,458,939
Loss on extinguishment of debt	-	-	613,061
Equity in loss of Multifamily Venture Limited Partnership	4,080,225	4,143,070	4,321,483
Equity in (income) loss of Mezzanine Loan Limited Liability Company	-	947,294	(92,293)
Gain on real estate assets related to involuntary conversion	(255,072)	(90,585)	(699,940)
Gain on disposition of real estate assets	-	-	(79,487,487)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	254,448	(145,912)	(454,677)
Prepaid expenses and other assets	1,208,516	136,902	2,516,217
Due to/from affiliates	(328,801)	(141,622)	338,703
Due to affiliates, incentive advisory fees	2,207,795	-	-
Accrued expenses and other liabilities	60,924	(224,422)	(2,059,095)
Net cash provided by operating activities	13,953,330	9,596,978	12,464,803

Cash flows from investing activities:
Capital improvements	(9,048,464)	(14,288,389)	(30,854,954)
Acquisition of multifamily apartment communities	-	(849,719)	(20,148,140)
Proceeds from sale of properties	-	-	72,281,539
Interest earned on replacement reserve deposits	(3,099)	(23,122)	(71,400)
Restricted cash	12,621,014	(12,621,014)	-
Deposits to replacement reserve escrow	(563,423)	(1,605,940)	(63,549)
Withdrawals from replacement reserve escrow	514,244	3,643,369	3,344,208
Investment in Multifamily Venture Limited Partnership	-	-	(2,327,750)
Investment in Mezzanine Loan Limited Liability Company	-	-	(855,000)
Net cash (used in) provided by investing activities	3,520,272	(25,744,815)	21,304,954

Cash flows from financing activities:
Borrowings from mortgage notes payable	17,013,537	19,515,761	13,200,000
Principal payments on mortgage notes payable	(15,884,875)	(18,902,305)	(12,319,867)
Prepayments of mortgage notes payable	-	-	(6,433,293)
Borrowings from revolving credit facility – affiliate	-	15,720,000	15,000,000
Principal payments on revolving credit facility – affiliate	(15,720,000)	-	(15,000,000)
Good faith deposits on mortgage notes payable	-	-	341,250
Deferred financing costs	(655,169)	(255,494)	(874,656)
Contribution from noncontrolling interest holders	-	1,404,801	-
Distributions paid to tax authority on behalf of partners	-	-	(875,000)
Distributions to noncontrolling interest in properties	(589,282)	(905,114)	(4,359,831)
Distributions on common operating partnership units	-	(25)	(14,000,000)
Distributions to preferred shareholders	(6,700,765)	(6,700,785)	(6,700,682)
Net cash (used in) provided by financing activities	(22,536,554)	9,876,839	(32,022,079)

Net (decrease) increase in cash and cash equivalents	(5,062,952)	(6,270,998)	1,747,678
Cash and cash equivalents at beginning of period	17,956,617	24,227,615	22,479,937
Cash and cash equivalents at end of period	$12,893,665	$17,956,617	$24,227,615

* See Note 5

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended December 31,
	2010	2009	2008
Supplemental disclosure:
Cash paid for interest	$26,431,870	$25,855,880	$28,128,711
Capitalization of interest	$-	$152,188	$395,514

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$55,119	$109,769	$604,296
Dividends declared and payable to preferred shareholders	$837,607	$837,607	$837,607
Mortgage debt assumed by buyer	-	42,203,273	100,002,097
Write-off of real estate assets – involuntary conversion	119,165	278,988	1,206,363
Insurance proceeds receivable – involuntary conversion	430,756	891,208	1,317,693

Acquisition of multifamily apartment communities:

Assets purchased:
Multifamily apartment communities	$-	$(41,602,373)	$(50,205,199)
Acquired in-place leases and tenant relationships	-	(607,893)	(662,187)
Prepaid expenses and other assets	-	(1,083,422)	(640,758)
Deferred expenses	-	-	-
Liabilities assumed:
Accrued expenses	-	80,760	293,134
Tenant security deposit liability	-	159,936	401,496
Mortgage assumed	-	42,203,273	30,665,374
Net cash used for acquisition of multifamily apartment communities	$-	$(849,719)	$(20,148,140)

Sale of real estate:

Gross selling price	$-	$-	$175,650,000
Payoff of mortgage note payable	-	-	(6,433,293)
Assumption of mortgage notes payable	-	-	(92,566,152)
Cost of sale	-	-	(4,369,016)
Cash flows from sale of real estate assets	$-	$-	$72,281,539

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2010 is presented below:

Description	Location	Year Acquired	Total Units (Unaudited)	Ownership Interest	2010 Occupancy (1) (Unaudited)

Berkshires of Columbia	Columbia, Maryland	1983	316	91.38%	96.58%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	95.58%
Walden Pond/Gables	Houston, Texas	1983/2003	556	100.00%	95.10%
Laurel Woods	Austin, Texas	2004	150	100.00%	97.28%
Bear Creek	Dallas, Texas	2004	152	100.00%	93.94%
Bridgewater	Hampton, Virginia	2004	216	100.00%	95.23%
Arboretum	Newport News, Virginia	2004	184	100.00%	95.30%
Reserves at Arboretum	Newport News, Virginia	2009 (2)	143	100.00%	95.60%
Silver Hill	Newport News, Virginia	2004	153	100.00%	95.30%
Arrowhead	Palatine, Illinois	2004	200	58.00%	94.72%
Moorings	Roselle, Illinois	2004	216	58.00%	96.47%
Country Place I	Burtonsville, Maryland	2004	192	58.00%	97.45%
Country Place II	Burtonsville, Maryland	2004	120	58.00%	97.45%
Yorktowne	Millersville, Maryland	2004	216	100.00%	96.40%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	97.61%
Riverbirch	Charlotte, North Carolina	2005	210	100.00%	95.84%
Lakeridge	Hampton, Virginia	2005	282	100.00%	96.85%
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%	94.70%
Briarwood Village	Houston, Texas	2006	342	100.00%	96.17%
Chisholm Place	Dallas, Texas	2006	142	100.00%	97.29%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	96.36%
Berkshires at Town Center	Towson, Maryland	2007	199	100.00%	90.78%
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	94.58%
Executive House	Philadelphia, Pennsylvania	2008	302	100.00%	97.79%
GLO	Los Angeles, California	2009	201	89.955%	93.11%
			6,781

All of the properties in the above table are encumbered by mortgages as of December 31, 2010.

(1)       Represents the average year-to-date physical occupancy.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and fully leased during the year ended December 31, 2009.

Discussion of dispositions for the years ended December 31, 2010, 2009 and 2008

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

There were no dispositions during the year ended December 31, 2010.

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

Real estate

Real estate assets are recorded at depreciated cost.  The cost of acquisition (exclusive of transaction costs), development and rehabilitation and improvement of properties are capitalized.  Interest costs are capitalized on development projects until construction is substantially complete.  There was $0, $152,188 and $395,514 of interest capitalized in 2010, 2009 and 2008, respectively.  Recurring capital improvements typically include appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.  Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and value of other tenant relationships, based in each case on their fair values.  The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in ASC 810-10.

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

Cash and cash equivalents

The Company participates in centralized cash management whereby cash receipts are deposited in specific property operating accounts and are then transferred to the Company’s central operating account.  Bills are paid from a central disbursement account maintained by an affiliate of the Company, which is reimbursed from the Company’s central operating accounts.  In management’s opinion, the cash and cash equivalents presented in the consolidated financial statements are available and required for normal operations.

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

Cash restricted, other

Cash restricted, other represents fund segregated in accordance with the provisions of the financing agreements for the Glo property which was acquired in 2009.

Replacement reserve escrows

Certain lenders require escrow accounts for capital improvements.  The escrows are funded from operating cash, as needed.

Deferred expenses

Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the related loans, on a method which approximates the effective interest method.

Noncontrolling Interest in Properties

Unaffiliated third parties have ownership interests in six of the Company’s multifamily apartment communities at December 31, 2010.  Such interests are accounted for as “Noncontrolling Interest in Properties” in the accompanying financial statements.  Allocations of earnings and distributions are made to noncontrolling holders based upon their respective share allocations.  Accordingly, for financial reporting purposes in prior years, allocations of earnings and distributions in excess of noncontrolling holders’ investment basis were allocated to the Company.  As of January 1, 2009, in accordance with ASC 810-10, the noncontrolling holders interest in the properties have been reduced for their share of the current year allocation of earnings and distributions deficit and are reflected as negative amounts on the balance sheet

Noncontrolling Interest in Operating Partnership

In accordance with ASC 974-810, KRF Company and affiliates’ common limited partnership interest in the Operating Partnership is being reflected as “Noncontrolling Interest in Operating Partnership” in the financial statements of the Company.

The net equity to the common and general partner interests in the Operating Partnership is less than zero after an allocation to the Company and affiliates’ preferred interest in the Operating Partnership.  Further, KRF Company and affiliates have no obligation to fund such deficit.  Accordingly, for financial reporting purposes in prior years, KRF Company and affiliates’ noncontrolling interest in the Operating Partnership had been reflected as zero with common stockholders’ equity being reduced for the deficit amount.  As of January 1, 2009, in accordance with ASC 810-10, KRF Company and affiliates’ noncontrolling interest in the Operating Partnership have been reduced for their share of the current year deficit and are reflected as negative amounts on the balance sheet.  .

In accordance with ASC 974-810, earnings of the Operating Partnership are first being allocated to the preferred interests held by the Company.  The remainder of earnings, if any, is allocated to the Company’s general partner and KRF Company and affiliates’ common limited partnership interests in accordance with their relative ownership percentages.  The excess of the allocation of income to KRF Company and affiliates over cash distributed to them will be credited directly to the Company’s equity (with a corresponding debit to noncontrolling interest) until the noncontrolling interest deficit that existed upon the completion of the Offering is eliminated.  Distributions to the noncontrolling holders in excess of their investment basis are recorded in the Company’s statement of operations as Noncontrolling Interest in Operating Partnership.

Stockholders’ equity (deficit)

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

Debt extinguishment costs

In accordance with ASC 470-50, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to ASC 225-20.  Accordingly, costs associated with the early extinguishment of debt are included in the caption “loss on extinguishment of debt” and/or “discontinued operations” in the Statements of Operations for the year ended December 31, 2008.  There were no debt extinguishment costs incurred for the years ended December 31, 2009 and 2010.

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

The Company must also meet other operational requirements with respect to its investments, assets and income.  The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2010 and 2009, it was in compliance on all such requirements.  Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements.  The Company is subject to certain state level taxes based on the location of its properties.

The net difference between the tax basis and the reported amounts of the Company’s assets and liabilities is approximately $62,943,921 and $76,366,295 as of December 31, 2010 and 2009, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

The Company monitors the impact of ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC 740-10.  As of December 31, 2010 and 2009, the Company has determined it does not have a liability related to a tax position taken or expected to be taken in a tax return and therefore has not recorded any adjustments to its financial statements.

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

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2010, 2009 and 2008, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of financial statements and revenue and expenses during the reporting period.  Such estimates include the amortization of acquired in-place leases and tenant relationships, the allowance for depreciation, impairment of unconsolidated joint ventures, variable asset management fees and the fair value of the accrued participating note interest. Actual results could differ from those estimates.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	December 31,
	2010	2009

Land	$67,711,675	$67,711,675
Buildings, improvements and personal property	551,865,672	542,991,023

Multifamily apartment communities	619,577,347	610,702,698
Accumulated depreciation	(200,045,487)	(168,718,977)

Multifamily apartment communities, net	$419,531,860	$441,983,721

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10.  The Company did not record an impairment adjustment at December 31, 2010 or 2009.

Refer to Notes to the Consolidated Financial Statement, Footnote 1 – Organization and Basis of Presentation for discussion of dispositions for the years ended December 31, 2010, 2009 and 2008.

The operating results of discontinued operations for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:
	2010	2009	2008

Revenue:
Rental	$-	$469	$12,171,539
Interest	-	-	5,511
Utility reimbursement	-	-	374,462
Other	-	10,398	499,956
Total revenue	-	10,867	13,051,468

Expenses:
Operating	-	80,016	2,673,064
Maintenance	-	42,209	1,079,529
Real estate taxes	-	-	1,303,033
General and administrative	-	63,710	357,622
Management fees	-	4	521,445
Depreciation	-	-	4,181,183
Interest, inclusive of deferred financing fees	-	-	3,986,525
Loss on extinguishment of debt	-	-	1,257,346
Total expenses	-	185,939	15,359,747

Loss from discontinued operations	$-	$(175,072)	$(2,308,279)

4.                 INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through a wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts limited liability company (the “Mezzanine Loan LLC”).  Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of the Mezzanine Loan LLC.  The Company has funded $855,000, or 60%, of its commitment as of December 30, 2009.

The Company has evaluated its investment in the Mezzanine Loan LLC and concluded that the investment, although subject to the requirements of ASC 810-10, would not require the Company to consolidate the activity of the Mezzanine Loan LLC as the Company has determined that it is not the primary beneficiary of the venture as defined in ASC 810-10.  The Company accounted for its investment in the Mezzanine Loan LLC under the equity method of accounting in accordance with the provisions of ASC 325-20.

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

In relation to its investment in BVF, the Company had elected to adopt a three-month lag period in which it recognizes its share of the equity earnings of BVF in arrears.  The lag period was allowed under the provisions of ASC 810-10 and was necessary in order for the Company to consistently meet it regulatory filing deadlines.  Effective December 31, 2010, the Company has ceased its use of the three-month lag period in recognizing its share of the equity earnings of BVF and has accounted for its share of the equity in BVF operating activity through December 31, 2010.  The Company believes that the change in accounting principle related to the elimination of the three-month reporting lag for its share of the equity earnings of BVF is preferable because it will result in more contemporaneous reporting of events and results related to BVF.  In accordance with ASC 810-10, a change in reporting lag is treated as a change in accounting principle and requires retrospective application.  Accordingly, the Company has accounted for the elimination of the three-month lag as a change in accounting principle and retrospectively adjusted previously reported financial statements.  The following tables reflect the effects of the change on the affected financial line items and any affected per-share amounts for the current period and periods retrospectively adjusted.

The following table shows the effects of the Company’s Balance Sheet:

	December 31, 2009
	As Previously Reported	As Adjusted	Effect of Change
Investment in Multifamily Venture Limited Partnership	$11,201,249	$10,128,083	$(1,073,166)
Noncontrolling interest in Operating Partnership	$(34,251,501)	$(34,172,349)	$79,152

The following tables show the effects on the Company’s Statement of Income (Loss):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Equity in loss of Multifamily Venture Limited Partnership	$(4,224,160)	$(4,143,070)	$81,090	$(3,696,790)	$(4,321,483)	$(624,693)
Loss from continuing operations	(28,591,252)	(28,510,162)	81,090	(22,555,279)	(23,179,972)	(624,693)
Net income (loss)	(28,766,324)	(28,685,234)	81,090	54,623,929	53,999,236	(624,693)
Net income (loss) attributable to noncontrolling interest in Operating Partnership	34,251,501	34,172,349	(79,152)	(12,689,300)	(12,689,300)	-
Net income (loss) attributable to Parent Company	5,862,132	5,864,070	1,938	36,406,148	35,781,455	(624,693)
Net income (loss) available to common shareholders	(838,653)	(836,715)	1,938	29,705,466	29,080,773	(624,693)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.48)	$(0.48)	$-	$(33.77)	$(34.21)	$(0.44)
Net income (loss) available to common shareholders per common share, basic and diluted	$(0.60)	$(0.60)	$-	$21.12	$20.68	$(0.44)

The following tables show the effects of the Company’s Statement of Cash Flows:

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Net income (loss)	$(28,766,324)	$(28,685,234)	$81,090	$54,623,929	$53,999,236	$(624,693)
Equity in loss of Multifamily Venture Limited Partnership	(4,224,160)	(4,143,070)	81,090	(3,696,790)	(4,321,483)	(624,693)

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
ASSETS
Multifamily apartment communities, net	$1,026,752,247	$1,145,336,926
Cash and cash equivalents	17,404,768	22,192,792
Other assets	23,147,278	25,581,592
Total assets	$1,067,304,293	$1,193,111,310

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$933,888,123	$971,989,388
Revolving credit facility	22,400,000	38,400,000
Other liabilities	29,278,903	23,570,065
Noncontrolling interest	3,981,824	23,113,674
Partners’ capital	77,755,443	136,038,183
Total liabilities and partners’ capital	$1,067,304,293	$1,193,111,310

Company’s share of partners’ capital	$5,443,463	$9,523,688
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$6,047,858	$10,128,083

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP) including the timing of the lag period, as described above.  At December 31, 2010 and December 31, 2009, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF of which the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations  under the partnership agreement and as of December 31, 2010, has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the estimated fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of December 31, 2010 and 2009.

The summarized statements of operations of the BVF for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Twelve Months Ended December 31,
	2010	2009	2008

Revenue	$144,259,830	$146,283,102	$141,114,972

Expenses	(229,114,505)	(216,808,873)	(214,436,196)

Gain/(loss) on sale of real estate assets	7,105,709	-	(397,446)

Net income (loss)	(77,748,966)	(70,525,771)	(73,718,670)

Noncontrolling interest	19,466,226	11,345,359	11,989,780

Net income (loss) attributable to investment	$(58,282,740)	$(59,180,412)	$(61,728,890)

Equity in loss of Multifamily Venture Limited Partnership (1)	$(4,080,225)	$(4,143,070)	$(4,321,483)

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090, which is included in Expenses on the summarized statement of operations of BVF.  During 2010, the Company identified that the real estate impairment charge recorded at BVF related to prior periods and should have been reflected in previously reported consolidated financial statements of the Company.  The Company had concluded that the impact of this error to the prior periods and to the year ended December 31, 2010 is not material to the Company’s consolidated financial statements and has recorded the additional equity in loss expense in 2010.  Had this error been recorded in the proper periods, the impact on the adjustment on 2010 would have been a decrease in equity in loss of Multifamily Venture Limited Partnership and net loss of approximately $590,000.

6.           MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2010 and 2009:

Collateralized Property	Original Principal Balance	Principal December 31, 2010	Annual Interest Rate at December 31, 2010 (2)	Final Maturity Date	Monthly Payment	Principal December 31, 2009

Berkshires of Columbia	$26,600,000	$24,870,602	4.86%	2013	$104,235	$25,319,532
Berkshires of Columbia (2nd note)	4,563,000	4,269,952	6.12%	2013	22,530	4,335,354
Berkshires of Columbia (3rd note)	5,181,000	5,072,334	6.37%	2014	27,848	5,130,411
Seasons of Laurel	99,200,000	99,200,000	6.10%	2021	521,076	99,200,000
Laurel Woods	4,100,000	3,914,035	5.17%	2015	17,425	3,976,346
Laurel Woods (2nd note)	1,900,000	1,870,213	7.14%	2015	11,499	1,887,966
Bear Creek	3,825,000	3,825,000	5.83%	2016	19,203	3,825,000
Walden Pond	12,675,000	11,102,129	4.86%	2013	46,548	11,351,981
Gables of Texas	5,325,000	4,664,207	4.86%	2013	19,556	4,769,175
Bridgewater	14,212,500	13,369,070	5.11%	2013	58,828	13,597,052
Silver Hill (1)	4,010,241	3,316,336	5.37%	2026	15,335	3,446,752
Arboretum (1)	6,894,193	5,676,859	5.37%	2026	26,251	5,905,650
Reserves at Arboretum (3)	12,950,000	12,950,000	6.20%	2015	66,908	12,434,751
Arrowhead	5,510,000	5,176,267	5.00%	2014	22,287	5,266,324
Arrowhead (2nd note)	3,107,305	2,961,106	6.45%	2014	16,446	3,001,444
Moorings	5,775,000	5,425,216	5.00%	2014	23,359	5,519,605
Moorings (2nd note)	3,266,654	3,112,958	6.45%	2014	17,290	3,155,365
Country Place I & II	15,520,000	14,581,713	5.01%	2015	62,908	14,834,949
Country Place (2nd note)	9,676,278	9,219,153	6.43%	2015	51,046	9,345,242
Yorktowne	16,125,000	15,212,273	5.13%	2015	67,200	15,467,993
Yorktowne (2nd note)	7,050,000	6,739,026	6.12%	2015	35,515	6,831,515
Brompton	18,600,000	18,600,000	5.71%	2014	91,455	18,600,000
Riverbirch	5,750,000	5,601,867	5.57%	2015	26,898	5,678,020
Lakeridge	13,130,000	12,488,402	5.07%	2014	54,522	12,693,293
Lakeridge (2nd note)	12,520,000	11,909,372	5.08%	2014	52,097	12,104,399
Savannah at Citrus Park	16,428,100	16,315,054	5.00%	2045	61,923	-
Briarwood	13,200,000	13,178,098	6.43%	2018	73,021	13,200,000
Chisholm	6,953,000	6,953,000	6.25%	2016	37,421	6,953,000
Standard at Lenox	35,000,000	35,000,000	5.80%	2016	169,167	35,000,000
Berkshires at Town Center	20,000,000	20,000,000	5.77%	2017	99,372	20,000,000
Sunfield Lakes	19,440,000	19,440,000	6.29%	2017	105,378	19,440,000
Executive House	27,000,000	26,394,623	5.52%	2016	125,482	26,750,776
Executive House (2nd note)	3,700,000	3,557,252	5.99%	2012	18,368	3,605,560
Glo (1)	29,993,273	30,420,862	1.59%	2037	12,455	29,993,273
Glo (2nd note)	-	-	-	2010	-	9,500,000
Glo (3rd note)	-	-	-	2010	-	2,710,000
	$489,180,544	$476,386,979				$474,830,728

(1)
Represents assumed balance of the mortgage note payable as adjusted to its fair value as required by ASC 805-10.  Annual interest rate at December 31, 2010 reflects interest rate used to calculate fair value of the debt when assumed.

(2)	All interest rates are fixed as of December 31, 2010 with the exception of the variable rate debt on the Glo property that was assumed at acquisition.

(3)
December 31, 2009 balance represents amounts drawn on construction loan as of December 31, 2009.  Total final loan amount available is $12,950,000.  Conversion of the construction loan to permanent financing was completed on April 23, 2010.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities.  All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2010 and 2009.  Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2010.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2010 are as follows:

2011	$4,033,830
2012	9,251,274
2013	61,379,687
2014	66,591,051
2015	63,630,104
Thereafter	271,501,033
$476,386,979

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value will be treated as mezzanine debt and valued using a larger interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $494,836,000 and $477,547,000 at December 31, 2010 and 2009, respectively

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of December 31, 2010, the weighted-average variable interest rate is 1.59%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by Glo in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.  Because the assumed mortgage was originally recorded at fair value, the Company is required to amortize the difference between the fair value and the face value of the mortgage over the life of the mortgage.  During the year ended December 31, 2010, the Company recorded $427,589 of amortization of the fair value adjustment, resulting in an increase in the recorded mortgage balance and a charge to interest expense.  During the year ended December 31, 2010, the Company identified an error in the calculation of amortization of the loan fair value adjustment relating to the Glo loan, which was understated by $196,522.  The Company has concluded that the impact of this error to the prior periods and to the year ended December 31, 2010 is not material to the Company’s consolidated financial statements and has recorded the additional amortization in 2010.  Had this error been recorded in the proper periods, the impact on the adjustment on 2010 would have been a decrease in interest expense and net loss of $196,552.

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

During the year ended December 31, 2010, the Company did not borrow under the revolving credit facility.  During the year ended December 31, 2009, the Company borrowed a total of $15,720,000 pursuant to one advance related to the pay off of a matured mortgage in 2009.  The Company repaid total advances of $15,720,000 and $0, respectively, during the years ended December 31, 2010 and 2009.  There were $0 and $15,720,000 borrowings outstanding as of December 31, 2010 and 2009, respectively.  The Company repaid the outstanding advance with proceeds from replacement debt on the Berkshires at Citrus Park property in May 2010.  The Company incurred interest and fees of $321,212, $121,503 and $122,648 related to the facility during the years ended December 31, 2010, 2009 and 2008, respectively.

On February 17, 2011, the Company executed an amendment to the facility (the “Credit Facility Amendment”) which provides for a temporary modification of certain provisions of the facility during a period commencing with the date of execution and ending on July 31, 2012 (the “Amendment Period”), subject to extension.  During the Amendment Period, certain provisions of the facility are modified and include: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis.  At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to the Credit Facility Amendment will revert back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

8.           DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the years ended December 31, 2010 and 2009, the Company’s aggregate dividends totaled $6,700,765 and $6,700,785, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2010 and 2009, respectively.

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

For the year ended December 31, 2010 and 2009, the Company declared a total of $0 and $1,025 respectively, of distributions to common shareholders.  There was no dividend payable outstanding at December 31, 2010 or December 31, 2009.  The Company’s policy is to provide for common distributions is based on available cash and Board approval.

Holders of the Company’s stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital.

The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and no distributions to Class B common share, which is not publicly traded, during the year ended December 31, 2010.  Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2010, 2009 and 2008, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend 2010	% 2010	Dividend 2009	% 2009	Dividend 2008	% 2008
Preferred Stock:
Taxable ordinary dividend paid per share	$2.17	96.3%	$2.24	99.7%	$-	0.0%
Taxable capital gain dividend paid per share	-	0.0%	-	0.0%	2.25	100.0%
Non-taxable distributions paid per share	0.08	3.7%	0.01	0.3%	-	0.0%
Total	$2.25	100.0%	$2.25	100.0%	$2.25	100.0%

Common Stock:
Taxable ordinary dividend paid per share	$-	-	$-	0.0%	$-	0.0%
Taxable capital gain dividend paid per share	-	-	-	0.0%	0.237948	100.0%
Non-taxable distributions paid per share	-	-	0.000017	100.0%	-	0.0%
Total	$-	-	$0.000017	100.0%	$0.237948	100.0%

Refer to note 2 for additional information regarding the tax status of the Company.

9.           EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the year ended December 31, 2010, 2009 and 2008 follows:

	Year Ended
	2010	2009 Adjusted*	2008 Adjusted*

Net loss from continuing operations	$(25,726,511)	$(28,510,162)	$(23,179,972)
Add:Loss attributable to noncontrolling interest in properties	18,981	376,955	-
Loss attributable to noncontrolling interest in Operating Partnership	31,633,734	34,172,349	-
Less:Preferred dividends	(6,700,765)	(6,700,785)	(6,700,682)
Income attributable to noncontrolling interest in properties	-	-	(5,528,481)
Income attributable to noncontrolling interest in Operating Partnership	-	-	(12,689,300)
Net loss from continuing operations available to common shareholders	$(774,561)	$(661,643)	$(48,098,435)

Discontinued operations	$-	$(175,072)	$77,179,208

Net income (loss) available to common shareholders	$(774,561)	$(836,715)	$29,080,773

Net loss from continuing operations attributable to Parent Company per common share available to common shareholders, basic and diluted	$(0.55)	$(0.48)	$(34.21)
Net income (loss) from discontinued operations attributable to Parent Company per common share available to common shareholders, basic and diluted	0.00	(0.12)	54.89
Net income (loss) available to common shareholders per common share, basic and diluted	$(0.55)	$(0.60)	$20.68

Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196

* See Note 5

For the years ended December 31, 2010, 2009 and 2008, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement (the “Amendment”) with Berkshire Advisor, an affiliate of the Company.   The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which is based on the increase in value of the Company over a base value established as of December 31, 2009 (“Base Value”).  The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  Refer to Related Party Transactions on page 77 for further discussion.  As of December 31, 2010, the liability pursuant to the Amendment was $2,207,795 and is included in Due to affiliates, net on the Consolidated Balance Sheets.

Business Risks and Uncertainties

While economists declared the worst recession to hit the United States since the 1930s was over in late 2009, with policymakers’ efforts to stabilize the banking system and provide a fiscal stimulus to the economy, the high national unemployment rate have started to stabilize and, in some markets, begun to improve.  While there continue to be indications of stabilization during 2010 in both domestic and foreign economies, the signs of a strong and sustained expansion are not yet evident.  A leading indicator of stabilization and expansion includes the recovery in the labor markets,, which tend to recover with some lag.  It is only when the labor markets stabilize that there will be an increase in household formation, which represents the greatest driver for rental apartments.

The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation.  The Company recognizes, however, that real estate investing requires a long-term perspective and, as history suggests, a company’s ability to remain resilient during tough economic times will often lead to opportunities.  In general, multifamily real estate fundamentals of well located quality real estate remained relatively steady during the recent economic downturn.  Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or a lack of improvement in employment rates could have a negative impact on both occupancy and rent levels.  Credit worthy borrowers in the multifamily sector continue to be able to access capital through Fannie Mae and Freddie Mac, and other sources, at historically attractive rates.  Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

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

During the year ended December 31, 2009, we acquired an interest rate cap through our investment in JV BIR/Holland.  The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt.  The Company assessed the fair value of the derivative instrument, which reflects the estimated amount the Company would receive, or pay, for the same instrument in a current exchange at the reporting date.  The valuation considers, among other things, interest rates at the time of the valuation, credit worthiness and risk of non performance of the counterparties considered in the valuation transaction.  The resulting fair value of the derivative interest rate cap contract was deemed to be immaterial and no adjustment was made to reflect the fair value of the derivative instrument at December 31, 2010 and 2009.

12.	NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership at December 31, 2010, 2009 and 2008:

	2010	2009 Adjusted*	2008 Adjusted*

Net income (loss)	$(25,726,511)	$(28,685,234)	$53,999,236
Adjust:Noncontrolling common interest in properties	18,981	376,955	(5,528,481)
Income (loss) before noncontrolling interest in Operating Partnership	(25,707,530)	(28,308,279)	48,470,755
Preferred dividend	(6,700,765)	(6,700,785)	(6,700,682)
Income (loss) available to common equity	(32,408,295)	(35,009,064)	13,000,000
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(31,633,734)	$(34,172,349)	$12,689,300
* See Note 5

The following table sets forth a summary of the items affecting the noncontrolling common interest in the Operating Partnership:

	For the year ended December 31,
	2010	2009 Adjusted*

Balance at beginning of period (1)	$(34,172,349)	$-
Noncontrolling common interest in Operating Partnership	(31,633,734)	(34,172,349)
Balance at end of period	$(65,806,083)	$(34,172,349)
* See Note 5

(1)
Prior to adoption of ASC 810-10 by the Company on January 1, 2009, non-controlling common interest in the Operating Partnership was carried at zero on the balance sheet due to the non-controlling interest having no obligation to fund losses/deficits.

As of December 31, 2010 and 2009, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

13.	RELATED PARTY TRANSACTIONS

The Company generally pays property management fees to an affiliate for property management services.  The fees are payable at a rate of 4% of gross income.

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

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved the Amendment to the Advisory Services Agreement with Berkshire Advisor, an affiliate of the Company.  The Amendment includes an Incentive Advisory Fee component to the existing asset management fees paid to the Advisor, which is based on the increase in value of the Company over the Base Value established as of December 31, 2009.  The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  The Incentive Advisory Fee is variable and generally to the extent the value of the Company decreases, the accrued Incentive Advisory Fee would be reduced accordingly.  Like the Asset Management Fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due.  As of December 31, 2010, the liability pursuant to the Amendment was $2,207,795 and is included in Due to affiliates, incentive advisory fees on the consolidated balance sheets, which was incurred in year ended December 31, 2010.  Any future liability will be based upon any increase in value of the Company over the Base Value.  Payments from the plan will approximate the amounts the Advisor pay to its employee.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company has not made any Incentive Advisory Fee payments as of December 31, 2010.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company paid a fee on the acquisition of the Glo property.  Pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009, the acquisition fee was charged to operating expenses for the year ended December 31, 2009.   All acquisition fees paid in 2008 and prior years have been capitalized and are included in the caption “Multifamily apartment communities” in the accompanying balance sheet.

During the years ended December 31, 2010, 2009 and 2008, the Company incurred fees on the following acquisitions:

	Acquisition Fee	Acquisition Fee	Acquisition Fee
Acquisition	2010	2009	2008

GLO	$-	$427,500	$-
Executive House	-	-	500,000
	$-	$427,500	$500,000

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $253,845 and $438,965 in construction management fees for the year ended December 31, 2010 and 2009, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of December 31, 2009, the Company has completed the development of the Arboretum Land development project and has incurred fees totaling $902,500 for the project, of which of $202,500 were incurred during the year ended December 31, 2009.  The Company incurred $300,000 and $400,000 of development fees on the same project in the years ended December 31, 2008 and 2007, respectively.  The fees, of which $270,750 is related to predevelopment activities and $631,750 is related to the development phase, are based on the project’s development/construction costs.  As of December 31, 2010 and 2009, $0 and $202,500, remained payable related to the project respectively.

Amounts accrued or paid to the Company’s affiliates for the year ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Property management fees	$3,052,447	$3,041,240	$3,335,681
Expense reimbursements	210,000	200,900	195,900
Salary reimbursements	9,700,806	9,243,927	8,795,648
Asset management fees	1,649,259	1,649,256	1,673,441
Incentive advisory fees	2,207,795	-	-
Acquisition fees	-	427,500	500,000
Construction management fees	253,845	438,965	612,312
Development fees	-	202,500	300,000
Interest on revolving credit facility	321,212	121,503	122,648
Total	$17,395,364	$15,325,791	$15,535,630

Expense reimbursements due to affiliates of $7,796,806 and $5,540,487 are included in “Due to affiliates, net” at December 31, 2010 and 2009, respectively.

Expense reimbursements due from affiliates of $5,975,979 and $3,390,859 are included in “Due to affiliates, net” at December 31, 2010 and 2009, respectively.

Amounts due to affiliates of $1,820,827 and $2,149,628 are included in “Due to affiliates, net” at December 31, 2010 and 2009, respectively, represent intercompany development fees, expense reimbursements, asset management fees and shared services.

During 2010, the Company identified an error in its previously reported consolidated financial statements related to its 2009 accrual of the bonus expense which was understated by $205,983.  The Company has concluded that the impact of this error to the prior periods and to the year ended December 31, 2010 is not material to the Company’s consolidated financial statements and has recorded the additional bonus expense in 2010.  Had this error been recorded in the proper periods, the impact of the adjustment on 2010 would have been a decrease in operating expenses and net loss of $205,983.

During the year ended December 31, 2010, the Company did not borrow under the revolving credit facility.  During the year ended December 31, 2009, the Company borrowed a total of $15,720,000 pursuant to one advance related to the pay off of a matured mortgage in 2009.  The Company repaid total advances of $15,720,000 and $0, respectively, during the years ended December 31, 2010 and 2009.  There were $0 and $15,720,000 borrowings outstanding as of December 31, 2010 and 2009, respectively.  The Company repaid the outstanding advance with proceeds from replacement debt on the Berkshires at Citrus Park property in May 2010.  The Company incurred interest and fees of $321,212, $121,503 and $122,648 related to the facility during the years ended December 31, 2010, 2009 and 2008, respectively.

In addition to the fees listed above, the Multifamily Venture Limited Partnership paid or accrued construction management fees of $525,252, $570,602 and $3,118,380, property management fees of $5,764,238, $5,841,648 and $5,637,868 and asset management fees of $4,480,969, $4,763,937 and $3,282,256 to Berkshire Advisor during 2010, 2009 and 2008, respectively.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

14.           SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$20,153,692	$20,331,385	$20,552,468	$20,645,345

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(5,933,215)	(5,134,513)	(5,415,556)	(5,163,002)

Net loss from continuing operations	(7,548,105)	(5,866,166)	(6,176,834)	(6,135,406)

Net loss	(7,548,105)	(5,866,166)	(6,176,834)	(6,135,406)

Preferred dividend	(1,675,196)	(1,675,196)	(1,675,187)	(1,675,186)

Net loss available to common shareholders	$(217,484)	$(180,842)	$(188,101)	$(188,134)

Basic and diluted earnings per share:
Net loss from continuing operations attributable to Parent Company	$(0.15)	$(0.13)	$(0.13)	$(0.13)
Net loss available to common shareholders	$(0.15)	(0.13)	(0.13)	(0.13)

Weighted average number of common shares outstanding	$1,406,196	$1,406,196	$1,406,196	$1,406,196

The operating results have been revised to reflect the sale of Century, St. Marin/Karrington, Westchase and Westchester West in 2008.  The operating results for all quarters have been reclassed to discontinued operations to provide comparable information.

	2009 Adjusted Quarter Ended*
	March 31,	June 30,	September 30,	December 31,

Total revenue	$18,793,361	$19,953,082	$20,490,386	$20,385,684

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(6,731,775)	(6,949,127)	(5,099,189)	(4,639,707)

Net income (loss) from continuing operations	(7,961,622)	(8,769,878)	(6,065,788)	(5,712,874)

Discontinued operations:
Income (loss) from operations	(157,969)	(4,582)	2,097	(14,618)
Net income (loss) from discontinued operations	(157,969)	(4,582)	2,097	(14,618)

Net loss	(8,119,591)	(8,774,460)	(6,063,691)	(5,727,492)

Preferred dividend	(1,675,196)	(1,675,196)	(1,675,197)	(1,675,196)

Net loss available to common shareholders	$(229,247)	$(248,702)	$(184,317)	$(174,449)

Basic and diluted earnings per share:
Net loss from continuing operations attributable to Parent Company	$(0.05)	$(0.18)	$(0.13)	$(0.11)
Net income (loss) from discontinued operations attributable to Parent Company	(0.11)	(0.00)	0.00	(0.01)
Net loss available to common shareholders	$(0.16)	(0.18)	(0.13)	(0.12)

Weighted average number of common shares outstanding	$1,406,196	$1,406,196	$1,406,196	$1,406,196

* See Note 5

15.           PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2010, 2009 and 2008, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

As discussed in Footnotes 1 and 2, the Company and certain of its subsidiaries acquired interests in the Glo property during 2009.  The proforma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income (Loss) for the year ended 2009, adjusted to give effect to the transaction at the beginning of the year presented.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it attempt to represent the results of operations for future periods.

Year Ended December 31, 2009 Adjusted*
(unaudited)

Revenues from rental property	$80,407,174

Net loss	$(28,699,846)

Net loss attributable to common shareholders	$(772,175)

Net loss attributable to common shareholders, per common share, basic and diluted	$(0.55)

* See Note 5

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

Assumed fixed rate mortgage notes payable – For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company.  At December 31, 2010 and 2009, the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization, plus amortization of fair value adjustment since assumption.

17.	LEGAL PROCEEDINGS

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

18.	SUBSEQUENT EVENTS

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas.  The sellers were unaffiliated third parties.  The purchase price for the property was $42,000,000 and was subject to normal operating prorations as provided for in the purchase and sale agreement.  Simultaneously with the acquisition, the Company closed on a $26,500,000 bridge loan used to acquire the property.  The loan has an interest rate of 6.5% and a term of three months with a one month extension available.  The Company is pursuing permanent long term debt to replace the bridge loan and currently anticipates closing on the permanent debt in the first quarter of 2011.  The Company paid an acquisition fee of $420,000 to an affiliate, Berkshire Advisor, for services related to the acquisition.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 201-unit multifamily mid-rise community in Denver, Colorado.  The initial contribution of partnership commitment capital totaled $2,005,162.  Additional contributions of capital of $455,924 and $2,333,684 were made on February 24, 2011 and March 30, 2011, respectively.

On February 17, 2011, the Operating Partnership executed an amendment to the revolving credit facility (the “Credit Facility Amendment”) which provides for a temporary modification of certain provisions of the revolving credit facility during a period commencing with the date of execution and ending on July 31, 2012 (the “Amendment Period”), subject to extension.  During the Amendment Period, certain provisions of the revolving credit facility are modified and include: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis.  At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to the Credit Facility Amendment will revert back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

On March 2, 2011, the Operating Partnership executed an agreement with BVF-II, an affiliated entity, to create a joint venture, BIR/BVF-II NoMa JV, L.L.C. (“NoMa JV”), to participate in and take an ownership position in a real estate development project.  NoMa JV may engage in any lawful business or trade activity specifically including the ownership of a membership interest in NoMa West Residential I LLC, a Delaware limited liability company.  BVF-II is the managing member of NoMa JV and has a percentage ownership interest of approximately 67% while the Operating Partnership will have a percentage ownership interest of approximately 33%.

Also on March 2, 2011, the Operating Partnership, through the newly formed NoMa JV, executed an agreement to participate in the development and subsequent operation of a 603-unit multifamily apartment complex in Washington, D.C. (the “Property”).  The agreement of the Property owner is between the NoMa JV and MCRT/MA 104 NoMa LLC (“MCRT/Manager”), an unrelated third party Delaware limited liability company.  The agreement provides that NoMa JV will make capital contributions of 90% and MCRT/Manager will make capital contributions of 10%.  MCRT/Manager will manage the construction and development of, and subsequent to completion, the day-to-day operations of the Property.  The agreement also provides for fees for MCRT/Manager, limits the authority of MCRT/Manager and provides for distributions based on percentage interest and thereafter in accordance with achievement or economic hurdles.

On March 25, 2011, the Company closed on  $29,004,000 of first mortgage debt on the Estancia Townhome property.  The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years.  Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property and expenses related to the new loan.

On March 25, 2011, the Company entered into a letter of credit agreement with a bank for the issuance of two irrevocable unconditional letters of credit related to the development project of its BIR 2020 Lawrence, L.L.C. subsidiary.  The letters of credit support the working capital and initial operating deficit reserve requirements of the project. The letters amount to $582,000 and $1,100,000, respectively.

On January 28, 2011, February 3, 2011, March 1, 2011 and March 22, 2011, the Company borrowed $15,000,000, $2,500,000, $12,000,000 and $2,600,000, respectively, under the revolving credit facility available from an affiliate of the Company for use in its acquisition and investing activities.

BERKSHIRE INCOME REALTY, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2010

Description	Encumbrances	Initial Costs Buildings and Land	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2010	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired		Depreciable Lives

Berkshires of Columbia	$34,212,888	$13,320,965	$10,106,069	$23,427,034	$15,672,572	$7,754,462	1983		(1)
Seasons of Laurel	99,200,000	63,083,489	27,071,344	90,154,833	60,208,043	29,946,790	1985		(1)
Walden Pond / Gables	15,766,336	28,357,253	2,565,409	30,922,662	16,560,448	14,362,214	1983/2003		(1)
Laurel Woods	5,784,248	5,216,275	1,012,381	6,228,656	1,975,984	4,252,672	2004		(1)
Bear Creek	3,825,000	4,845,550	1,024,167	5,869,717	1,984,098	3,885,619	2004		(1)
Bridgewater	13,369,070	18,922,831	703,157	19,625,988	5,392,977	14,233,011	2004		(1)
Silver Hill	3,316,336	4,885,312	634,830	5,520,142	1,651,793	3,868,349	2004		(1)
Arboretum	5,676,859	11,460,551	1,233,712	12,694,263	3,639,449	9,054,814	2004		(1)
Reserves at Arboretum	12,950,000	1,529,123	17,096,723	18,625,846	1,442,973	17,182,873	2009	(2)	(1)
Arrowhead	8,137,373	8,655,532	1,495,190	10,150,722	3,104,633	7,046,089	2004		(1)
Moorings	8,538,174	9,147,765	1,463,515	10,611,280	3,169,781	7,441,499	2004		(1)
Country Place I	14,419,971	13,844,787	1,698,873	15,543,660	4,312,238	11,231,422	2004		(1)
Country Place II	9,380,895	8,657,461	1,109,675	9,767,136	2,800,304	6,966,832	2004		(1)
Yorktowne	21,951,299	21,616,443	7,274,055	28,890,498	10,430,611	18,459,887	2004		(1)
Berkshires on Brompton	18,600,000	14,500,528	7,970,169	22,470,697	9,490,892	12,979,805	2005		(1)
Riverbirch	5,601,867	8,198,193	2,527,883	10,726,076	3,370,111	7,355,965	2005		(1)
Lakeridge	24,397,774	34,411,075	1,616,687	36,027,762	8,753,944	27,273,818	2005		(1)
Berkshires at Citrus Park	16,315,054	27,601,083	1,388,419	28,989,502	7,119,809	21,869,693	2005		(1)
Briarwood Village	13,178,098	13,929,396	2,312,792	16,242,188	4,085,778	12,156,410	2006		(1)
Chisholm Place	6,953,000	9,600,527	2,073,523	11,674,050	3,170,120	8,503,930	2006		(1)
Berkshires at Lenox Park	35,000,000	47,040,404	6,089,216	53,129,620	12,167,798	40,961,822	2006		(1)
Berkshires at Town Center	20,000,000	20,254,316	11,703,277	31,957,593	6,703,560	25,254,033	2007		(1)
Sunfield Lakes	19,440,000	23,870,680	2,169,413	26,040,093	4,625,687	21,414,406	2007		(1)
Executive House	29,951,875	50,205,199	1,533,153	51,738,352	5,598,519	46,139,833	2008		(1)
Glo	30,420,862	41,602,374	946,603	42,548,977	2,613,365	39,935,612	2009		(1)
Total	$476,386,979	$504,757,112	$114,820,235	$619,577,347	$200,045,487	$419,531,860

(1)	Depreciation of buildings are calculated over useful lives ranging from 25 to 27.5 years and depreciation of improvements are calculated over useful lives ranging from 5 to 20 years.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and fully leased during the year ended December 31, 2009.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2010	2009	2008

Balance at beginning of year	$610,702,698	$555,681,036	$608,505,122
Acquisitions and improvements	8,993,814	55,396,236	81,198,958
Dispositions	(119,165)	(374,574)	(134,023,044)
Balance at end of year	$619,577,347	$610,702,698	$555,681,036

Accumulated Depreciation	2010	2009	2008

Balance at beginning of year	$168,718,977	$136,678,464	$144,240,061
Depreciation expense	31,326,510	32,136,098	30,171,355
Dispositions	-	(95,585)	(37,732,952)
Balance at end of year	$200,045,487	$168,718,977	$136,678,464

The aggregate cost of the Company’s multifamily apartment communities for federal income tax purposes was $487,726,557, $478,371,533 and $459,441,537 as of December 31, 2010, 2009 and 2008, respectively and the aggregate accumulated depreciation for federal income tax purposes was $131,138,618, $112,754,107 and $101,823,733 as of December 31, 2010, 2009 and 2008, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
March 31, 2011	BY: /s/ David C. Quade
NAME: David C. Quade
TITLE: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp
Douglas Krupp	Chairman of the Board of Directors	March 31, 2011

/s/ David C. Quade
David C. Quade	President and	March 31, 2011
Director (Principal Executive Officer)

/s/ Robert M. Kaufman
Robert M. Kaufman	Director	March 31, 2011

/s/ Randolph G. Hawthorne
Randolph G. Hawthorne	Director	March 31, 2011

/s/ Richard B. Peiser
Richard B. Peiser	Director	March 31, 2011

/s/ Christopher M. Nichols
Christopher M. Nichols	Senior Vice President and Controller	March 31, 2011
(Principal Financial Officer)