Form 10-Q
period 2011-03-31
BERKSHIRE INCOME REALTY INC
filed 2011-05-16
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer☐	Accelerated Filer ☐
Non-accelerated File ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No ☒

There were 1,406,196 shares of Class B common stock outstanding as of May 13, 2011.

Part I    FINANCIAL INFORMATION
Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $207,743,841 and $200,045,487, respectively	$463,711,841	$419,531,860
Cash and cash equivalents	13,819,885	12,893,665
Cash restricted for tenant security deposits	1,612,848	1,610,659
Replacement reserve escrow	4,100,708	3,990,924
Prepaid expenses and other assets	10,855,157	9,258,604
Investment in Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	16,261,576	6,047,858
Acquired in place leases and tenant relationships, net of accumulated amortization of $195,562 and $1,226,117 respectively	409,517	43,962
Deferred expenses, net of accumulated amortization of $2,411,535 and $2,270,646, respectively	4,675,923	3,488,897
Total assets	$515,447,455	$456,866,429

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$511,277,329	$476,386,979
Note payable, affiliate	32,100,000	—
Due to affiliates, net	2,144,836	1,820,827
Due to affiliate, incentive advisory fees	2,595,461	2,207,795
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	9,591,399	11,092,336
Tenant security deposits	1,899,066	1,827,837
Total liabilities	560,445,698	494,173,381

Commitments and contingencies (Note 9)	—	—

Deficit:
Noncontrolling interest in properties	463,240	(191,881)
Noncontrolling interest in Operating Partnership (Note 10)	(73,953,016)	(65,806,083)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Accumulated deficit	(41,733,359)	(41,533,880)
Total deficit	(44,998,243)	(37,306,952)

Total liabilities and deficit	$515,447,455	$456,866,429

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2011	2010 Adjusted*
Revenue:
Rental	$19,848,281	$18,633,721
Interest	2,692	5,083
Utility reimbursement	821,119	540,835
Other	936,667	974,053
Total revenue	21,608,759	20,153,692
Expenses:
Operating	5,353,959	5,523,559
Maintenance	1,176,949	1,288,100
Real estate taxes	1,942,112	2,131,408
General and administrative	1,711,408	1,137,307
Management fees	1,237,815	1,197,032
Incentive advisory fees	387,666	—
Depreciation	7,698,354	8,015,770
Interest, inclusive of amortization of deferred financing fees	7,212,291	6,745,687
Amortization of acquired in-place leases and tenant relationships	204,478	48,044
Total expenses	26,925,032	26,086,907
Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(5,316,273)	(5,933,215)
Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(1,336,826)	(1,614,890)
Net loss	(6,653,099)	(7,548,105)
Net (income) loss attributable to noncontrolling interest in properties	(18,126)	123,556
Net loss attributable to noncontrolling interest in Operating Partnership (Note 10)	8,146,933	8,882,261
Net income attributable to Parent Company	1,475,708	1,457,712
Preferred dividend	(1,675,187)	(1,675,196)
Net loss available to common shareholders	$(199,479)	$(217,484)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.14)	$(0.15)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$—	$—
Net loss available to common shareholders per common share, basic and diluted	$(0.14)	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196
Dividend declared per common share	$—	$—
 *     See Note 3.

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Adjusted balance at January 1, 2010*	2,978,110	$70,210,830	1,406,196	$14,062	$(40,759,319)	$416,382	$(34,172,349)	$(4,290,394)
Net income (loss)	—	—	—	—	1,457,712	(123,556)	(8,882,261)	(7,548,105)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(187,416)	—	(187,416)
Distributions to preferred shareholders	—	—	—	—	(1,675,196)	—	—	(1,675,196)
Adjusted balance at March 31, 2010*	2,978,110	$70,210,830	1,406,196	$14,062	$(40,976,803)	$105,410	$(43,054,610)	$(13,701,111)
*     See Note 3.

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,533,880)	$(191,881)	$(65,806,083)	$(37,306,952)
Net income (loss)	—	—	—	—	1,475,708	18,126	(8,146,933)	(6,653,099)
Contributions	—	—	—	—	—	783,997	—	783,997
Distributions	—	—	—	—	—	(147,002)	—	(147,002)
Distributions to preferred shareholders	—	—	—	—	(1,675,187)	—	—	(1,675,187)
Balance at March 31, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,733,359)	$463,240	$(73,953,016)	$(44,998,243)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2011	2010 Adjusted*

Cash flows from operating activities:
Net loss	$(6,653,099)	$(7,548,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	183,239	161,390
Amortization of acquired in-place leases and tenant relationships	204,478	48,044
Amortization of fair value discount on mortgage debt	58,851	—
Depreciation	7,698,354	8,015,770
Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	1,336,826	1,614,890
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	14,525	(197,796)
Prepaid expenses and other assets	597,348	2,219,558
Due to/from affiliates	324,009	(811,399)
Due to affiliates, incentive advisory fees	387,666	—
Accrued expenses and other liabilities	(1,528,869)	(1,220,424)
Net cash provided by operating activities	2,623,328	2,281,928

Cash flows from investing activities:
Capital improvements	(1,010,493)	(1,218,378)
Acquisition of multifamily apartment communities	(53,558,329)	—
Investment in Multifamily Limited Liability Company	(11,550,544)	—
Restricted cash	—	12,621,014
Interest earned on replacement reserve deposits	(1,147)	(960)
Deposits to replacement reserve escrow	(99,637)	(191,535)
Net cash (used in) provided by investing activities	(66,220,150)	11,210,141

Cash flows from financing activities:
Borrowings from mortgage notes payable	62,363,712	585,437
Principal payments on mortgage notes payable	(27,532,213)	(13,005,702)
Borrowings from note payable, affiliate	32,100,000	—
Good faith deposits on mortgages	—	(82,141)
Deferred financing costs	(1,370,265)	(2,000)
Contribution from noncontrolling interest holders in properties	783,997	—
Distributions to noncontrolling interest holders in properties	(147,002)	(187,416)
Distributions to preferred shareholders	(1,675,187)	(1,675,196)
Net cash provided by (used in) financing activities	64,523,042	(14,367,018)

Net increase (decrease) in cash and cash equivalents	926,220	(874,949)
Cash and cash equivalents at beginning of period	12,893,665	17,956,617
Cash and cash equivalents at end of period	$13,819,885	$17,081,668
*     See Note 3.

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2011	2010

Supplemental disclosure:
Cash paid for interest	$6,972,310	$6,537,827

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$15,192	$12,450
Dividends declared and payable to preferred shareholders	$837,607	$837,607
Write-off of fully amortized acquired in place leases and tenant relationships	$1,235,033	$—

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(50,872,722)	$—
Acquired in-place leases	(605,080)	—
Replacement reserve escrow	(9,000)	—
Prepaid expenses and other assets	(2,193,901)	—
Liabilities acquired:
Accrued expenses	67,859	—
Tenant security deposit liability	54,515	—
Net cash used for acquisition of multifamily apartment communities	$(53,558,329)	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating and rehabilitating multifamily apartment communities.  As of March 31, 2011, the Company owned, or had an interest in, 27 multifamily apartment communities consisting of a total 6,988 apartment units and one multifamily development project.

Discussion of acquisitions for the three months ended March 31, 2011

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas. The sellers were unaffiliated third parties. The purchase price for the property was $42,000,000 and was subject to normal operating prorations as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $26,500,000 bridge loan used to acquire the property. The loan had an interest rate of 6.5% and a term of three months with a one month extension available. On March 25, 2011, the Company closed on $29,004,000 of first mortgage debt on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property and expenses related to the new loan.

ASC 805-10 requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

Asset acquired:
Multifamily Apartment Communities	$41,394,920
Acquired in-place leases	605,080
Prepaid expense and other assets	487,506
Total assets acquired	$42,487,506

Liabilities acquired:
Accrued expenses	67,859
Tenant security deposits	54,515
Total liabilities acquired	$122,374

The value of in-place leases and tenant relationships are amortized over the specific expiration dates of the in-place leases over a period of 12 months and the tenant relationships are based on the straight line method of amortization over a 24-month period. The following condensed table provides the amounts assigned to each major balance sheet asset caption for the 2011 acquisition as of the acquisition date:

Property	Multifamily Apartment Communities	Acquired In-Place Leases	Tenant Relationships	Total booked at acquisition date
Estancia	$41,394,920	$476,238	$128,842	$42,000,000

The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management's evaluation of the specific characteristics of the residential leases and the Company's tenant retention history.

On February 10, 2011, the Operating Partnership, through a newly formed subsidiary, BIR 2020 Lawrence, L.L.C. (“BIR 2020”), entered into the Amended and Restated Limited Liability Company Agreement of 2020 Lawrence Street, L.L.C. joint venture agreement (“JV 2020 Lawrence”) with Zocalo Community Development, Inc. (“Zocalo”) and JB 2020, LLC (“JB 2020”), unrelated third parties, to acquire a 90.765% ownership interest in a development project to build a 231-unit multifamily mid-rise apartment community in Denver, Colorado. Total budgeted development costs are approximately $55.5 million of which approximately $45.5 million is being financed by a construction loan insured by the U.S. Department of Housing and Urban Development ("HUD") that will convert to permanent financing with a term of 40 years at the completion of the development construction period. The investment is consistent with the Company's desire to acquire or develop well located Class A multifamily apartment communities and buildings at attractive prices. The capital commitment of BIR 2020 to the project is $8,000,000 and as of March 31, 2011, the Operating Partnership has made $4,794,770 of capital contributions.

Under the terms of the limited liability company agreement governing JV 2020 Lawrence, BIR 2020 will own a 90.765% interest and Zocalo and JB 2020 will own a 5.264% and 3.941%, respectively, interest in JV 2020 Lawrence. Zocalo will be entitled to perform property management services and receive fees in payment thereof. The Company evaluated its investment in JV 2020 Lawrence and concluded that the investment was not a variable interest entity under ASC 810-10. In accordance with ASC 810-10, the Company will consolidate the activity of JV 2020 Lawrence based on its controlling interest in the venture.

On March 2, 2011, the Operating Partnership executed an agreement with Berkshire Multifamily Value Fund II ("BVF-II"), an affiliated entity, to create a joint venture, BIR/BVF-II NoMa JV, L.L.C. (“NoMa JV”), to participate and take an ownership position in a real estate development project. BVF-II is the managing member of NoMa JV and has a percentage ownership interest of approximately 67% while the Operating Partnership will have a percentage ownership interest of approximately 33%.

Also on March 2, 2001, NoMA JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “Developer”).  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to complete, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles.

Discussion of dispositions for the three months ended March 31, 2011

The Company did not dispose of any properties during the three-month period ended March 31, 2011.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidated statements of Comprehensive Income (Loss)

For the three months ended March 31, 2011 and 2010, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31, 2011	December 31, 2010
Land	$79,751,136	$67,711,675
Buildings, improvement and personal property	591,704,546	551,865,672
Multifamily apartment communities	671,455,682	619,577,347
Accumulated depreciation	(207,743,841)	(200,045,487)
Multifamily apartment communities, net	$463,711,841	$419,531,860

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10 and concluded that there are no impairment adjustments at March 31, 2011 or December 31, 2010.

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

In accordance with ASC 810-10 issued by the Financial Accounting Standards Board (“FASB”) related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the fact that the holders of the equity investment at risk lack the power, through voting rights, or similar rights to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

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

The following table shows the effects of the Company's Statement of Income (Loss):

	Three Months Ended March 31, 2010
	As Previously Reported	As Adjusted	Effect of Change
Equity in loss of Multifamily Venture Limited Partnership	(1,661,687)	(1,614,890)	46,797
Loss from continuing operations	(7,594,902)	(7,548,105)	46,797
Net loss	(7,594,902)	(7,548,105)	46,797
Net income attributable to noncontrolling interest in Operating Partnership	8,927,936	8,882,261	(45,675)
Net income attributable to Parent Company	1,456,590	1,457,712	1,122
Net loss available to common shareholders	(218,606)	(217,484)	1,122
Net loss from continuing operations attributable to Parent Company, per common share, basic and diluted	(0.16)	(0.15)	0.01
Net loss available to common shareholders per common share, basic and diluted	(0.16)	(0.15)	0.01

The following tables show the effects of the Company's Statement of Cash Flows:

	Three Months Ended March 31, 2010
	As Previously Reported	As Adjusted	Effect of Change
Net loss	(7,594,902)	(7,548,105)	46,797
Equity in loss of Multifamily Venture Limited Partnership	1,661,687	1,614,890	(46,797)

As of March 31, 2011, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$999,316,451	$1,026,752,247
Cash and cash equivalents	15,668,085	17,404,768
Other assets	21,477,998	23,147,278
Total assets	$1,036,462,534	$1,067,304,293

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$933,245,845	$933,888,123
Revolving credit facility	22,400,000	22,400,000
Other liabilities	26,196,141	29,278,903
Noncontrolling interest	(4,039,413)	3,981,824
Partners’ capital	58,659,961	77,755,443
Total liabilities and partners’ capital	$1,036,462,534	$1,067,304,293

Company’s share of partners’ capital	$4,106,637	$5,443,463
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$4,711,032	$6,047,858

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At March 31, 2011 and December 31, 2010, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement and as of March 31, 2011, has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of March 31, 2011 and 2010, respectively.

The summarized statements of operations of BVF for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended
	March 31,
	2011	2010

Revenue	$35,517,279	$36,657,768
Expenses (1)	(62,630,090)	(70,965,691)
Noncontrolling interest	8,017,332	11,240,526
Net loss attributable to investment	$(19,095,479)	$(23,067,397)

Equity in loss of Multifamily Venture Limited Partnership (1)	$(1,336,826)	$(1,614,890)

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090, which is included in Expenses on the summarized statement of operations of BVF. During the three months ended March 31, 2010, the Company identified that the real estate impairment charge recorded at BVF related to prior periods and should have been reflected in previously reported consolidated financial statements of the Company. The Company had concluded that the impact of this error to the prior periods and to the three months ended March 31, 2010 is not material to the Company's consolidated financial statements and has recorded the additional equity in loss expense in the three months ended March 31, 2010. Had this error been recorded in the proper periods, the impact on the adjustment on 2010 would have been a decrease in equity in loss of Multifamily Venture Limited Partnership and net loss of approximately $590,000.

During the three months ended March 31, 2011, BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $11,629,342, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $407,000 and is reflected in the equity loss recognized for the three months ended March 31, 2011.

4.     INVESTMENT IN MULTIFAMILY LIMITED LIABILITY COMPANY

On March 2, 2011, the Operating Partnership executed an agreement with BVF-II, an affiliated entity, to create a joint venture, NoMa JV, to participate in and take an ownership position in a real estate development project. BVF-II is the managing member of NoMa JV and has a percentage ownership interest of approximately 67% while the Operating Partnership will have a percentage ownership interest of approximately 33%.

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “Developer”).  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to complete, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles.

In accordance with ASC 810-10 issued by the FASB related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in NoMa JV to determine whether it would qualify as a variable interest entity ("VIE") and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company's qualitative assessment to determine whether investment is a VIE, the Company determined that the investment is a variable interest entity based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity's economic performance.  Under the terms of the limited partnership agreement of NoMa JV, the managing member has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of NoMa JV.

After making the determination that its investment in NoMa JV was a variable interest entity, the Company performed an assessment of which partner would be considered the primary beneficiary of NoMa JV and would be required to consolidate the VIE's balance sheet and results of operations. This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of NoMa JV, and (2) had the obligation to absorb losses or the right to receive benefits of NoMa JV that could potentially be significant to the VIE based upon the terms of the partnership and management agreements of NoMa JV.  Because the managing member owns roughly 2/3 of the entity and all profits and losses are split pro-rata in accordance with capital accounts, the Company has determined that the managing member has the obligation to absorb the losses or the right to receive benefits of the VIE while retaining the power to make significant decision for NoMa JV.  Based upon this understanding, the Company concluded that the managing member should consolidate NoMa JV and as such, the Company accounts for its investment in NoMa JV as an equity investment in an unconsolidated joint venture.

The summarized statement of assets, liabilities and partners’ capital of NoMa JV is as follows:

	March 31, 2011	December 31, 2010
	(unaudited)	(unaudited)
ASSETS
Multifamily apartment communities, net	$36,955,404	$—
Cash and cash equivalents	655,616	—
Other assets	890,797	—
Total assets	$38,501,817	$—

LIABILITIES AND PARTNERS’ CAPITAL
Noncontrolling interest	$3,850,182	$—
Partners’ capital	34,651,635	—
Total liabilities and partners’ capital	$38,501,817	$—

Carrying value of the Company’s investment in Multifamily Limited Liability Company	$11,550,544	$—

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of March 31, 2011.

As of March 31, 2011, there were no revenues or expenses reported by NoMa JV as all activity has been capitalized to date.

5.    MORTGAGE NOTES PAYABLE

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of March 31, 2011, the weighted-average variable interest rate is 1.52%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo Apartments in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.  Because the assumed mortgage was originally recorded at fair value, the Company is required to amortize the difference between the fair value and the face value of the mortgage over the life of the mortgage.  During the three months ended March 31, 2011 and 2010, the Company recorded $58,851 and $0 of amortization, resulting in an increase in the recorded mortgage balance and a charge to interest expense.

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, closed on a $26,500,000 bridge loan used to acquire the Estancia Townhomes property. The loan had an interest rate of 6.5% and a term of three months with a one month extension available. On March 25, 2011, the Company closed on a $29,004,000 first mortgage on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property and to pay expenses related to the new loan.

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, executed fixed rate construction to permanent financing totaling $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD").  The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%.  The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado.  JV 2020 Lawrence submitted the first construction loan draw for to the lender at closing.  As of March 31, 2011, the outstanding balance on the loan was $6,859,712.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $528,350,000 and $494,836,000 at March 31, 2011 and December 31, 2010, respectively.

6.    NOTE PAYABLE, AFFILIATE

The Company had a $20,000,000 revolving credit facility commitment with an affiliate of the Company, which was amended on February 17, 2011.  The credit facility is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment.

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

During the three months ended March 31, 2011 and 2010, the Company borrowed $32,100,000 and $0, respectively, under the revolving credit facility and did not repay advances during the same periods.  The Company incurred interest of $211,294 and $206,325 related to the facility during the three months ended March 31, 2011 and 2010, respectively. There was $32,100,000 and $0 outstanding as of March 31, 2011 and December 31, 2010, respectively, under the facility.

7.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the three months ended March 31, 2011 and 2010, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,187 and $1,675,196, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2011 and December 31, 2010.

During the three months ended March 31, 2011 and 2010, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010 follows:

		Three months ended
		March 31,
		2011	2010
Net loss from continuing operations		$(6,653,099)	$(7,548,105)
Add:	Net loss attributable to noncontrolling interest in properties	—	123,556
	Net loss attributable to noncontrolling interest in Operating Partnership	8,146,933	8,882,261
Less:	Preferred dividends	(1,675,187)	(1,675,196)
	Net income attributable to noncontrolling interest in properties	(18,126)	—
Loss from continuing operations		$(199,479)	$(217,484)

Net income (loss) from discontinued operations		$—	$—

Net loss available to common shareholders		$(199,479)	$(217,484)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted		$(0.14)	$(0.15)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted		$—	$—
Net loss available to common shareholders per common share, basic and diluted		$(0.14)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196

For the three months ended March 31, 2011 and 2010, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement (the “Amendment”) with Berkshire Advisor, an affiliate of the Company.   The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which is based on the increase in value of the Company over a base value established as of December 31, 2009 (“Base Value”).  The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  Refer to Related Party Transactions on page 17 for further discussion.

The Company has made commitments to two joint venture multifamily development projects during the three months ended March 31, 2011.  The first project is to construct a 231-unit mid-rise multifamily apartment building  in Denver, Colorado.  The Company has a 90.765% interest in the joint venture and has made a commitment to invest $8.0 million to the project.  As of March 31, 2011, the Company has made capital contributions totaling approximately $4.8 million.  The second project is to construct a 603-unit mid-rise multifamily apartment building in Washington, D.C.  The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million to the project.  As of March 31, 2011, the Company has made capital contributions totaling approximately $11.5 million.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership for the three months ended March, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Net loss	$(6,653,099)	$(7,548,105)
Adjust: Noncontrolling common interest in properties	(18,126)	123,556
Loss before noncontrolling interest in Operating Partnership	(6,671,225)	(7,424,549)
Preferred dividend	(1,675,187)	(1,675,196)
Loss available to common equity	(8,346,412)	(9,099,745)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(8,146,933)	$(8,882,261)

The following table sets forth summaries of the items affecting the noncontrolling common interest in the Operating Partnership:

	For the three months ended
	March 31,
	2011	2010
Balance at beginning of period	$(65,806,083)	$(34,172,349)
Noncontrolling common interest in Operating Partnership	(8,146,933)	(8,882,261)
Balance at end of period	$(73,953,016)	$(43,054,610)

As of March 31, 2011 and December 31, 2010, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended
	March 31,
	2011	2010
Property management fees	$798,425	$760,890
Expense reimbursements	53,325	52,500
Salary reimbursements	2,415,982	2,609,312
Asset management fees	412,315	412,314
Incentive advisory fee	387,666	—
Acquisition fees	420,000	—
Construction management fees	—	10,690
Development fees	23,235	—
Interest on revolving credit facility	211,294	206,325
Total	$4,722,242	$4,052,031

Amounts due to affiliates of $2,144,836 and $1,820,827 are included in “Due to affiliates, net” at March 31, 2011and December 31, 2010, respectively, represent intercompany development fees, expense reimbursements, asset management fees and shared services.

Expense reimbursements due to affiliates of $4,935,644 and $7,796,806 are included in “Due to affiliates, net” at March 31, 2011 and December 31, 2010, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $2,790,808 and $5,975,979 are included in “Due to affiliates, net” at March 31, 2011 and December 31, 2010, respectively, in the accompanying Consolidated Balance Sheets.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income.

The Company pays asset management fees to an affiliate, Berkshire Advisor, for asset management services.  These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company’s Preferred Shares have been paid.  Effective April 4, 2003, under the advisory services agreement, the Company pays Berkshire Advisor a fixed annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, or other items paid or received that would be considered an adjustment to basis.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties.  In addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Property Advisor an Incentive Advisory Fee based on increases in value of the Company, as explained below, that would not be subject to the $1,600,000 maximum.  The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

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

As of March 31, 2011 and December 31, 2010, the liability pursuant to the Amendment were $2,595,461 and $2,207,795, respectively, are included in Due to affiliates, incentive advisory fees on the consolidated balance sheets.  The Company incurred $387,666 and $0 of Incentive Advisory Fees in the three-month periods ended March 31, 2011 and 2010, respectively.  Any future liability will be based upon any increase in value of the Company over the Base Value.  Payments from the plan will approximate the amounts the Advisor pay to its employee.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company has not made any Incentive Advisory Fee payments as of March 31, 2011.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the three months ended March 31, 2011, the Company paid a fee on the acquisition of Estancia in the amount of $420,000.  Pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009, the acquisition fee was charged to General and Administrative expenses for the three months ended March 31, 2011.  The Company did not make any acquisitions in the three-month period ended March 31, 2010.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $0 and $10,690 in construction management fees for the three months ended March 31, 2011 and 2010, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of March 31, 2011, the Company has one property under development, 2020 Lawrence, and has incurred fees totaling $23,235 for the project during the three months ended March 31, 2011.  The fees were based on the project’s development/construction costs.  As of March 31, 2011, $23,235 remained payable related to the project.

During the three months ended March 31, 2011 and 2010, the Company borrowed $32,100,000 and $0, respectively, under the revolving credit facility and did not repay advances during the same periods.  The Company incurred interest of $211,294 and $206,325 related to the facility during the three months ended March 31, 2011 and 2010, respectively. There was $32,100,000 and $0 outstanding as of March 31, 2011 and December 31, 2010, respectively, under the facility.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

12.    LEGAL PROCEEDINGS

The Company is party to certain legal actions arising in the ordinary course of its business, such as those relating to tenant issues.  All such proceedings taken together are not expected to have a material adverse effect on the Company.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations. The Company is not aware of any proceedings contemplated by governmental authorities.

13.    PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the three months ended March 31, 2011 and 2010, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

As discussed in Footnotes 1, the Company and certain of its subsidiaries acquired interests in the Estancia Townhomes property during 2011. The proforma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, adjusted to give effect to the transaction at the beginning of each of the periods presented.

The proforma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it attempt to represent the results of operations for future periods.

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Revenue from rental property	$21,965,062	$21,247,564

Net loss	$(6,763,984)	$(7,804,737)

Net loss attributable to common shareholders	$(310,364)	$(474,116)

Net loss attriutable to common shareholders, per common share, basic and diluted	$(0.22)	$(0.34)
14.    SUBSEQUENT EVENTS

On May 11, 2011, the Audit committee of the Board approved an amendment to the Revolving Credit Facility available from an affiliate of the Company. The modification will increase the amount of the set up fee provided for in the Revolving Credit Facility Agreement (the “Agreement”) from $200,000 to $400,000 to correspond to the higher commitment amount available as evidenced by the second amendment to the Agreement executed on February 17, 2011. Please refer to Note 6 for additional details.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc (the “Company”) and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Forward Looking Statements

The statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board.  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 12 – Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC for additional information about the Advisor.

Overview

The Company is engaged primarily in the ownership, acquisition, development, rehabilitation and operation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest, Midwest and Western areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty-OP, L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.

As of May 13, 2011, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three months ended March 31, 2011 included the following:

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas. The sellers were unaffiliated third parties. The purchase price for the property was $42,000,000 and was subject to normal operating prorations as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $26,500,000 bridge loan used to acquire the property. The loan had an interest rate of 6.5% and a term of three months with a one month extension available.
On March 25, 2011, the Company closed on $29,004,000 of first mortgage debt on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property and expenses related to the new loan.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. The initial contribution of partnership commitment capital totaled $2,005,162. Additional contributions of capital of $455,924 and $2,333,684 were made on February 24, 2011 and March 30, 2011, respectively.

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

On March 2, 2011, the Operating Partnership executed an agreement with Berkshire Multifamily Value Fund II ("BVF-II"), an affiliated entity, to create a joint venture, BIR/BVF-II NoMa JV, L.L.C. (“NoMa JV”), to participate in and take an ownership position in a real estate development project. BVF-II is the managing member of NoMa JV and has a percentage ownership interest of approximately 67% while the Operating Partnership will have a percentage ownership interest of approximately 33%.

Also on March 2, 2001, NoMA JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “Developer”).  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to complete, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles.

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

During the three months ended March 31, 2011, the Company borrowed an aggregate of $32,100,000 under the revolving credit facility available from an affiliate of the Company for use in its acquisition and investing activities.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2011 and December 31, 2010, the Company had $13,819,885 and $12,893,665 of cash and cash equivalents, respectively.  Cash provided and used by the Company for three-month periods ended March 31, 2011 and 2010 are as follows:

	Three months ended
	March 31,
	2011	2010
Cash provided by operating activities	$2,623,328	$2,281,928
Cash (used in) provided by investing activities	(66,220,150)	11,210,141
Cash provided by (used in) financing activities	64,523,042	(14,367,018)

During the three months ended March 31, 2011, cash increased by $926,220.  The overall increase was due primarily to borrowings under the revolving credit facility of $32,100,000 and mortgage notes payable of $62,363,712. The proceeds from the revolving credit facility and $33,359,712 of mortgage notes payable were used to fund the acquisition of Estancia Townhomes and contribution of the 2020 Lawrence development project totaling $53,558,329, and investment in Multifamily Limited Liability Company of $11,550,544. The proceeds from the borrowings from mortgage notes payable were offset by principal payments on mortgages of $27,532,213, including $26,500,000 of debt related to the Estancia Townhomes bridge loan that was refinanced in March 2011, and capital expenditures of $1,010,493.  Additionally, the Company paid its regular quarterly distributions to its preferred shareholders totaling $1,675,187.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of March 31, 2011, approximately $74,791,000 of principal, or 14.6% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During that three-year period, principal of $3,500,000 and $55,995,000 relates to loans that are due to mature and be repaid in full in 2012 and 2013, respectively.  All other payments of principal during the three-year period are monthly payments in accordance with the loan amortization schedules.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies with liquidity.

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas. The sellers were unaffiliated third parties. The purchase price for the property was $42,000,000 and was subject to normal operating prorations as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $26,500,000 bridge loan used to acquire the property. The loan has an interest rate of 6.5% and a term of three months with a one month extension available. On March 25, 2011, the Company closed on $29,004,000 of first mortgage debt on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property and expenses related to the new loan.

As of March 31, 2011, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exceptions of Glo, which has a variable interest rate mortgage that is capped at 6% through 2013.

The Company has a $40,000,000 revolving credit facility in place with an affiliate of the Company.  As of March 31, 2011 and December 31, 2010, there was $32,100,000 and $0 outstanding on the facility, respectively.

Capital Expenditures

The Company incurred $619,339 and $866,406 in recurring capital expenditures during the three months ended March 31, 2011 and 2010, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $391,154 and $351,972 in renovation and development related capital expenditures during the three months ended March 31, 2011 and 2010, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

During 2007, the Company, as part of the decision to acquire the Berkshires at Town Center property, approved a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  The project includes rehabilitation of all apartment units, common areas including the lobby, central utility systems, replacement of all windows and painting of the exterior.  As of March 31, 2011, the interior portion of the project was 99% complete as 194 of the 196 units had been renovated, of which 100% have been leased.  The project is on track and spending is within budget.  As of March 31, 2011, the Company had incurred approximately $3,508,000 on the rehabilitation project.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. As of March 31, 2011, the project development cost incurred were approximately $9,433,000 of the total budgeted costs of approximately $55.5 million, of which $45.5 million is being funded by HUD-insured financing.

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

The Company’s capital budgets for 2011 anticipate spending approximately $7,780,000 for ongoing rehabilitation, including the Berkshires at Town Center project.  As of March 31, 2011, the Company has not committed to any new significant rehabilitation projects.

The Company has not approved any additional renovation projects during the three-month period ended March 31, 2011 and no other renovation projects are currently anticipated.

Discussion of acquisitions for the three months ended March 31, 2011

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas. The sellers were unaffiliated third parties. The purchase price for the property was $42,000,000 and was subject to normal operating prorations as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $26,500,000 bridge loan used to acquire the property. The loan had an interest rate of 6.5% and a term of three months with a one month extension available. On March 25, 2011, the Company closed on a $29,004,000 first mortgage on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property and expenses related to the new loan.

On February 10, 2011, the Operating Partnership, through a newly formed subsidiary, BIR 2020 Lawrence, L.L.C. (“BIR 2020”), entered into the Amended and Restated Limited Liability Company Agreement of 2020 Lawrence Street, L.L.C. joint venture agreement (“JV 2020 Lawrence”) with Zocalo Community Development, Inc. (“Zocalo”) and JB 2020, LLC (“JB 2020”), unrelated third parties, to acquire a 90.765% ownership interests in a development project to build a 231-unit multifamily mid-rise apartment community in Denver, Colorado. Total budgeted development costs are approximately $55.5 million of which approximately $45.5 million is being financed by a HUD-insured construction loan that will convert to permanent financing with a term of 40 years at the completion of the development construction period. The investment is consistent with the Company's desire to acquire or develop well located Class A multifamily apartment communities and building at attractive prices. The capital commitment of BIR 2020 to the project is $8,000,000.

Under the terms of the limited liability company agreement governing JV 2020 Lawrence, BIR 2020 will own a 90.765% interest and Zocalo and JB 2020 will own a 5.264% and 3.941%, respectively, interest in JV 2020 Lawrence. Zocalo will be entitled to perform property management services and receive fees in payment thereof. The Company evaluated its investment in JV 2020 Lawrence and concluded that the investment was not a variable interest entity under ASC 810-10 and therefore accounts for the investment based on its controlling interest in the venture.

Discussion of dispositions for the three months ended March 31, 2011

The Company did not dispose of any properties during the three-month period ended March 31, 2011.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the three months ended March 31, 2011 and 2010, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,187 and $1,675,196, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2011 and December 31, 2010.

During the three months ended March 31, 2011 and 2010, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the three months ended March 31, 2011, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through March 31, 2011, was increased by the purchase of Estancia and a development project, 2020 Lawrence.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the three-month period ended March 31, 2010, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the three months ended March 31, 2011 and 2010 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three-month period ended March 31, 2011 and 2010, net loss was $(6,653,099) and $(7,548,105), respectively.  A reconciliation of the Company’s NOI to net loss for the three-month period March 31, 2011 and 2010 is presented as part of the following tables.

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 26 properties acquired or placed in service on or prior to January 1, 2010 and owned through March 31, 2011.

	Same Property Portfolio
	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$19,171,638	$18,909,097	$262,541	1.39%
Interest, utility reimbursement and other	1,720,515	1,516,388	204,127	13.46%
Total revenue	20,892,153	20,425,485	466,668	2.28%

Operating Expenses:
Operating	5,047,953	5,211,066	(163,113)	(3.13)%
Maintenance	1,152,922	1,288,100	(135,178)	(10.49)%
Real estate taxes	2,014,838	2,099,049	(84,211)	(4.01)%
General and administrative	482,352	730,801	(248,449)	(34.00)%
Management fees	785,425	773,372	12,053	1.56%
Total operating expenses	9,483,490	10,102,388	(618,898)	(6.13)%

Net Operating Income	11,408,663	10,323,097	1,085,566	10.52%

Non-operating expenses:
Depreciation	7,372,430	8,015,770	(643,340)	(8.03)%
Interest, inclusive of amortization of deferred financing fees	6,699,435	6,541,866	157,569	2.41%
Amortization of acquired in-place leases and tenant relationships	8,916	48,044	(39,128)	(81.44)%
Total non-operating expenses	14,080,781	14,605,680	(524,899)	(3.59)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(2,672,118)	(4,282,583)	1,610,465	37.60%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	—	—	—	—%

Net loss	$(2,672,118)	$(4,282,583)	$1,610,465	37.60%

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

	Total Property Portfolio
	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$19,848,281	$18,633,721	$1,214,560	6.52%
Interest, utility reimbursement and other	1,760,478	1,519,971	240,507	15.82%
Total revenue	21,608,759	20,153,692	1,455,067	7.22%

Operating Expenses:
Operating	5,353,959	5,523,559	(169,600)	(3.07)%
Maintenance	1,176,949	1,288,100	(111,151)	(8.63)%
Real estate taxes	1,942,112	2,131,408	(189,296)	(8.88)%
General and administrative	1,711,408	1,137,307	574,101	50.48%
Management fees	1,237,815	1,197,032	40,783	3.41%
Incentive advisory fees	387,666	—	387,666	—%
Total operating expenses	11,809,909	11,277,406	532,503	4.72%

Net Operating Income	9,798,850	8,876,286	922,564	10.39%

Non-operating expenses:
Depreciation	7,698,354	8,015,770	(317,416)	(3.96)%
Interest, inclusive of amortization of deferred financing fees	7,212,291	6,745,687	466,604	6.92%
Amortization of acquired in-place leases and tenant relationships	204,478	48,044	156,434	325.61%
Total non-operating expenses	15,115,123	14,809,501	305,622	2.06%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(5,316,273)	(5,933,215)	616,942	10.40%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(1,336,826)	(1,614,890)	278,064	17.22%

Net loss	$(6,653,099)	$(7,548,105)	$895,006	11.86%

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2011 in comparison to the similar period of 2010.  The increase is mainly attributable to increased occupancy at most of the properties. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments, however the current economic environment has resulted in increased bad debts at certain properties in the portfolio. The Company continues to benefit from its focus on resident retention and property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels. Given current economic conditions, the Company is prioritizing the retention of quality tenants in properties throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010, due primarily to the continued expansion in use of utility bill back programs, increased fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses decreased in the quarter ended March 31, 2011 as compared to the same period of 2010.  Savings in comparable payroll costs and utilities including gas, were partially offset by higher expenses in water and sewer.

Maintenance

Maintenance expenses decreased in the three months ended March 31, 2011 as compared to the same period of 2010, mainly due to lower snow removal costs at the Seasons and Berkshire of Columbia properties as compared to 2010.  Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the three months ended March 31, 2011 from the comparable period of 2010.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the three-month period ended March 31, 2011 compared to 2010, mainly due to bond redemption fees of $223,300 incurred related to the maturity of the Glo property loans in March 2010 for which there were no comparative expenses in 2011.

Management Fees

Management fees of the Same Property Portfolio increased slightly for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended March 31, 2011 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Berkshires at Town Center property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended March 31, 2011 increased over the comparable period of 2010.  The increase is mainly attributable to interest expenses for the Citrus Park property for which there was no comparable expenses recorded during the quarter ended March 31, 2010. The Citrus Park loan was paid off in November 2009 and refinancing of the property was closed in May 2010.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended March 31, 2011 as compared to the same period in 2010.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the three-month period ended March 31, 2011.

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010
(Total Property Portfolio)

In general, increases in revenues and total operating expenses of the Total Property Portfolio for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as two properties were acquired or began development during the first quarter of 2011.   The increase in total operating expenses was also attributable to transaction costs of $547,932 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in General and Administrative expenses for the three-month period ended March 31, 2011, as well as increased corporate-related legal costs and accrued Incentive Advisory Fee of $387,666 pursuant to the Advisory Services Agreement recorded during the quarter ended March 31, 2011.  (Refer to Related Party Transactions on page 17 for further discussion.)

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

The following table presents a reconciliation of net loss to FFO for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Net loss	$(6,653,099)	$(7,548,105)
Add:
Depreciation of real property	6,838,265	7,172,006
Amortization of acquired in-place leases and tenant relationships	204,478	48,044
Equity in loss of Multifamily Venture Limited Partnership	1,336,826	1,614,890
Funds from operations of Multifamily Venture Limited Partnership	(157,114)	(349,333)
Less:
Noncontrolling interest in properties share of funds from operations	(256,652)	(144,147)
Funds from Operations	$1,312,704	$793,355

FFO for the three months ended March 31, 2011 increased as compared to FFO for the three-month period ended March 31, 2010.  The increase in FFO is due primarily to the increased revenue, more specifically from the newly acquired Estancia during the three-month period ended March 31, 2011 of approximately $728,000, reduced General and Administrative expenses related to the bond redemption fees of $223,300 incurred during the three months ended March 31, 2010 where there is no comparative expense recorded for 2011. The increase is partially offset by transaction costs for the acquisition of Estancia of $547,932, which were included in General and Administrative expense on the Consolidated Statement of Operations during the three months ended March 31, 2011.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of March 31, 2011.

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed Rate Debt	$3,260,093	$8,992,221	$61,047,872	$66,281,072	$63,334,198	$277,882,160	$480,797,616
Average Interest Rate	5.32%	5.62%	5.05%	5.49%	5.67%	5.79%	5.63%

	2011	2012	2013	2014	2015	Thereafter	Total
Variable Rate Debt	$—	$672,672	$818,522	$831,044	$843,758	$27,313,717	$30,479,713
Average Interest Rate	—	1.52%	1.52%	1.52%	1.52%	1.52%	1.52%

The level of market interest rate risk remained relatively consistent from December 31, 2010 to March 31, 2011.  As of March 31, 2011, $30,479,713 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The weighted-average variable interest rate on the debt was 1.52% at March 31, 2011.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

- None

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011. As of March 31, 2011, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
May 16, 2011	/s/ David C. Quade
David C. Quade
President and Principal Executive Officer

May 16, 2011	/s/ Christopher M. Nichols
Christopher M. Nichols
Senior Vice President and Principal Financial Officer