Form 10-Q
period 2011-06-30
BERKSHIRE INCOME REALTY INC
filed 2011-08-12
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________

Commission File number 001-31659
BERKSHIRE INCOME REALTY INC

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
Yes  ☐            No ☒

There were 1,406,196 shares of Class B common stock outstanding as of August 11, 2011.

Part I    FINANCIAL INFORMATION
Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY INC
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $215,736,915 and $200,045,487, respectively	$459,841,955	$419,531,860
Cash and cash equivalents	10,314,878	12,893,665
Cash restricted for tenant security deposits	1,590,551	1,610,659
Replacement reserve escrow	4,148,996	3,990,924
Prepaid expenses and other assets	11,075,182	9,258,604
Investment in Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	17,834,933	6,047,858
Acquired in-place leases and tenant relationships, net of accumulated amortization of $380,950 and $1,226,117, respectively	224,129	43,962
Deferred expenses, net of accumulated amortization of $2,561,908 and $2,270,646, respectively	4,541,410	3,488,897
Total assets	$509,572,034	$456,866,429

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$511,082,014	$476,386,979
Note payable, affiliate	32,100,000	—
Due to affiliates, net	2,229,862	1,820,827
Due to affiliate, incentive advisory fees	2,595,461	2,207,795
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	10,501,681	11,092,336
Tenant security deposits	1,922,786	1,827,837
Total liabilities	561,269,411	494,173,381

Commitments and contingencies (Note 9)	—	—

Deficit:
Noncontrolling interest in properties	442,053	(191,881)
Noncontrolling interest in Operating Partnership (Note 10)	(80,471,359)	(65,806,083)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Accumulated deficit	(41,892,963)	(41,533,880)
Total deficit	(51,697,377)	(37,306,952)

Total liabilities and deficit	$509,572,034	$456,866,429

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010 Adjusted*	2011	2010 Adjusted*
Revenue:
Rental	$20,440,643	$18,732,479	$40,288,924	$37,366,200
Interest	2,067	2,797	4,759	7,880
Utility reimbursement	860,864	578,867	1,681,983	1,119,702
Other	1,014,641	1,017,242	1,951,308	1,991,295
Total revenue	22,318,215	20,331,385	43,926,974	40,485,077
Expenses:
Operating	4,888,651	4,487,635	10,242,610	10,011,194
Maintenance	1,609,407	1,381,093	2,786,356	2,669,193
Real estate taxes	2,280,945	2,157,824	4,223,057	4,289,232
General and administrative	1,136,314	1,008,526	2,847,722	2,145,833
Management fees	1,264,028	1,198,427	2,501,843	2,395,459
Incentive advisory fees	—	125,659	387,666	125,659
Depreciation	7,993,074	8,027,673	15,691,428	16,043,443
Interest, inclusive of amortization of deferred financing fees	7,366,708	7,050,843	14,578,999	13,796,530
Amortization of acquired in-place leases and tenant relationships	185,388	28,218	389,866	76,262
Total expenses	26,724,515	25,465,898	53,649,547	51,552,805
Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(4,406,300)	(5,134,513)	(9,722,573)	(11,067,728)
Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(495,752)	(731,653)	(1,832,578)	(2,346,543)
Net loss	(4,902,052)	(5,866,166)	(11,555,151)	(13,414,271)
Net (income) loss attributable to noncontrolling interest in properties	(100,708)	(25,245)	(118,834)	98,311
Net loss attributable to noncontrolling interest in Operating Partnership (Note 10)	6,518,343	7,385,765	14,665,276	16,268,026
Net income attributable to Parent Company	1,515,583	1,494,354	2,991,291	2,952,066
Preferred dividend	(1,675,187)	(1,675,196)	(3,350,374)	(3,350,392)
Net loss available to common shareholders	$(159,604)	$(180,842)	$(359,083)	$(398,326)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.11)	$(0.13)	$(0.25)	$(0.28)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$—	$—	$—	$—
Net loss available to common shareholders per common share, basic and diluted	$(0.11)	$(0.13)	$(0.25)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$—	$—	$—	$—
 *     See Note 3.

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY INC
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Adjusted balance at January 1, 2010*	2,978,110	$70,210,830	1,406,196	$14,062	$(40,759,319)	$416,382	$(34,172,349)	$(4,290,394)
Net income (loss)	—	—	—	—	2,952,066	(98,311)	(16,268,026)	(13,414,271)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(366,174)	—	(366,174)
Distributions to preferred shareholders	—	—	—	—	(3,350,392)	—	—	(3,350,392)
Adjusted balance at June 30, 2010*	2,978,110	$70,210,830	1,406,196	$14,062	$(41,157,645)	$(48,103)	$(50,440,375)	$(21,421,231)
*     See Note 3.

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,533,880)	$(191,881)	$(65,806,083)	$(37,306,952)
Net income (loss)	—	—	—	—	2,991,291	118,834	(14,665,276)	(11,555,151)
Contributions	—	—	—	—	—	783,997	—	783,997
Distributions	—	—	—	—	—	(268,897)	—	(268,897)
Distributions to preferred shareholders	—	—	—	—	(3,350,374)	—	—	(3,350,374)
Balance at June 30, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,892,963)	$442,053	$(80,471,359)	$(51,697,377)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2011	2010 Adjusted*

Cash flows from operating activities:
Net loss	$(11,555,151)	$(13,414,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	333,612	298,700
Amortization of acquired in-place leases and tenant relationships	389,866	76,262
Amortization of fair value discount on mortgage debt	118,145	311,204
Depreciation	15,691,428	16,043,443
Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	1,832,578	2,346,543
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	60,542	288,943
Prepaid expenses and other assets	377,323	1,051,869
Due to/from affiliates	409,035	(768,359)
Due to affiliates, incentive advisory fees	387,666	125,659
Accrued expenses and other liabilities	(664,725)	(1,056,787)
Net cash provided by operating activities	7,380,319	5,303,206

Cash flows from investing activities:
Capital improvements	(5,087,543)	(3,305,133)
Acquisition of multifamily apartment communities	(53,558,329)	—
Investment in Multifamily Limited Liability Company	(13,619,653)	—
Restricted cash	—	12,621,014
Interest earned on replacement reserve deposits	(1,754)	(1,837)
Deposits to replacement reserve escrow	(147,818)	(435,310)
Withdrawal from replacement reserve escrow	500	603
Net cash (used in) provided by investing activities	(72,414,597)	8,879,337

Cash flows from financing activities:
Borrowings from mortgage notes payable	63,202,223	17,013,537
Principal payments on mortgage notes payable	(28,625,333)	(14,035,641)
Borrowings from note payable, affiliate	32,100,000	—
Good faith deposits on mortgages	—	(82,141)
Principal payments on note payable, affiliate	—	(15,720,000)
Deferred financing costs	(1,386,125)	(622,506)
Contribution from noncontrolling interest holders in properties	783,997	—
Distributions to noncontrolling interest holders in properties	(268,897)	(366,174)
Distributions to preferred shareholders	(3,350,374)	(3,350,392)
Net cash provided by (used in) financing activities	62,455,491	(17,163,317)

Net decrease in cash and cash equivalents	(2,578,787)	(2,980,774)
Cash and cash equivalents at beginning of period	12,893,665	17,956,617
Cash and cash equivalents at end of period	$10,314,878	$14,975,843
*     See Note 3.

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2011	2010

Supplemental disclosure:
Cash paid for interest	$14,402,567	$13,186,960
Capitalization of interest	$354,182	$—

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$61,330	$289,290
Dividends declared and payable to preferred shareholders	$837,607	$837,607
Write-off of fully amortized acquired in-place leases and tenant relationships	$1,235,033	$—

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(50,872,722)	$—
Acquired in-place leases	(605,080)	—
Replacement reserve escrow	(9,000)	—
Prepaid expenses and other assets	(2,193,901)	—
Liabilities acquired:
Accrued expenses	67,859	—
Tenant security deposit liability	54,515	—
Net cash used for acquisition of multifamily apartment communities	$(53,558,329)	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty Inc (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of June 30, 2011, the Company owned, or had an interest in, 27 multifamily apartment communities consisting of a total 6,988 apartment units and one multifamily development project.

Discussion of acquisitions for the six months ended June 30, 2011

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

On March 25, 2011, the Company closed on $29,004,000 of first mortgage debt on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property, pay expenses related to the new loan and for other general operating activities of the Company.

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

On February 10, 2011, the Operating Partnership, through a newly formed subsidiary, BIR 2020 Lawrence, L.L.C. (“BIR 2020”), entered into the Amended and Restated Limited Liability Company Agreement of 2020 Lawrence Street, L.L.C. (“JV 2020 Lawrence”) with Zocalo Community Development, Inc. (“Zocalo”) and JB 2020, LLC (“JB 2020”), each an unrelated third party, to acquire a 90.765% ownership interest in a development project to build a 231-unit multifamily mid-rise apartment community in Denver, Colorado. Total budgeted development costs are approximately $55.5 million of which approximately $45.5 million is being financed by a construction loan insured by the U.S. Department of Housing and Urban Development ("HUD") that will convert to permanent financing with a term of 40 years at the completion of the development construction period. The investment is consistent with the Company's desire to acquire or develop well located Class A multifamily apartment communities and buildings at attractive prices. The capital commitment of BIR 2020 to the project is $8,000,000 and as of June 30, 2011, the Operating Partnership has made $5,024,903 of capital contributions.

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

On March 2, 2011, the Operating Partnership executed an agreement with Berkshire Multifamily Value Fund II ("BVF-II"), an affiliated entity, to create a joint venture, BIR/BVF-II NoMa JV, L.L.C. (“NoMa JV”), to participate and take an ownership position in a real estate development project. BVF-II is the managing member of NoMa JV and has a percentage ownership interest of approximately 67% while the Operating Partnership has a percentage ownership interest of approximately 33%.

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

Discussion of dispositions for the six months ended June 30, 2011

The Company did not dispose of any properties during the six-month period ended June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

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

Consolidated statements of Comprehensive Income (Loss)

For the six months ended June 30, 2011 and 2010, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30, 2011	December 31, 2010
Land	$79,751,136	$67,711,675
Buildings, improvement and personal property	595,827,734	551,865,672
Multifamily apartment communities	675,578,870	619,577,347
Accumulated depreciation	(215,736,915)	(200,045,487)
Multifamily apartment communities, net	$459,841,955	$419,531,860

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10 and concluded that there are no impairment adjustments at June 30, 2011 or December 31, 2010.

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

In accordance with ASC 810-10 related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the fact that the holders of the equity investment at risk lack the power, through voting rights, or similar rights to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

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

The following table shows the effects of the Company's Statement of Income (Loss):

	Three months ended			Six months ended
	June 30, 2010			June 30, 2010
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Equity in loss of Multifamily Venture Limited Partnership	(1,026,369)	(731,653)	294,716	(2,688,056)	(2,346,543)	341,513
Loss from continuing operations	(6,160,882)	(5,866,166)	294,716	(13,755,784)	(13,414,271)	341,513
Net loss	(6,160,882)	(5,866,166)	294,716	(13,755,784)	(13,414,271)	341,513
Net income attributable to noncontrolling interest in Operating Partnership	7,673,438	7,385,765	(287,673)	16,601,374	16,268,026	(333,348)
Net income attributable to Parent Company	1,487,311	1,494,354	7,043	2,943,901	2,952,066	8,165
Net loss available to common shareholders	(187,885)	(180,842)	7,043	(406,491)	(398,326)	8,165
Net loss from continuing operations attributable to Parent Company, per common share, basic and diluted	(0.13)	(0.13)	—	(0.29)	(0.28)	0.01
Net loss available to common shareholders per common share, basic and diluted	(0.13)	(0.13)	—	(0.29)	(0.28)	0.01

The following tables show the effects of the Company's Statement of Cash Flows:

	Three months ended			Six months ended
	June 30, 2010			June 30, 2010
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Net loss	(6,160,882)	(5,866,166)	294,716	(13,755,784)	(13,414,271)	341,513
Equity in loss of Multifamily Venture Limited Partnership	1,026,369	731,653	(294,716)	2,688,056	2,346,543	(341,513)

As of June 30, 2011, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$973,858,789	$1,026,752,247
Cash and cash equivalents	12,993,678	17,404,768
Other assets	22,278,664	23,147,278
Total assets	$1,009,131,131	$1,067,304,293

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$893,237,332	$933,888,123
Revolving credit facility	39,000,000	22,400,000
Other liabilities	23,918,841	29,278,903
Noncontrolling interest	728,997	3,981,824
Partners’ capital	52,245,961	77,755,443
Total liabilities and partners’ capital	$1,009,131,131	$1,067,304,293

Company’s share of partners’ capital	$3,657,609	$5,443,463
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$4,262,004	$6,047,858

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At June 30, 2011 and December 31, 2010, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement and as of June 30, 2011, has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of June 30, 2011 and 2010, respectively.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

The summarized statements of operations of BVF for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010 Adjusted*	2011	2010 Adjusted*

Revenue	$35,610,493	$36,938,658	$71,127,772	$73,596,426
Expenses (1)	(49,864,959)	(53,570,303)	(112,495,049)	(124,535,994)
Gain on property sales and extinguishment of debt	12,612,785	3,475,272	12,612,785	3,475,272
Noncontrolling interest	(4,772,318)	2,705,291	3,245,014	13,945,817
Net loss attributable to investment	$(6,413,999)	$(10,451,082)	$(25,509,478)	$(33,518,479)

Equity in loss of Multifamily Venture Limited Partnership (1)	$(449,028)	$(731,653)	$(1,785,854)	$(2,346,543)
*     See Note 3.

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090, which is included in Expenses on the summarized statement of operations of BVF. During the six months ended June 30, 2010, the Company identified that the real estate impairment charge recorded at BVF related to prior periods and should have been reflected in previously reported consolidated financial statements of the Company. The Company has concluded that the impact of this error to the prior periods and to the six months ended June 30, 2010 is not material to the Company's consolidated financial statements and has recorded the additional equity in loss expense in the six months ended June 30, 2010. Had this error been recorded in the proper periods, the impact on the adjustment on 2010 would have been a decrease in equity in loss of Multifamily Venture Limited Partnership and net loss of approximately $590,000.

During the six months ended June 30, 2011, BVF recorded an impairment charge on its real estate in accordance with ASC 360-10 in the amount of $11,629,342, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $407,000 and is reflected in the equity loss recognized for the six months ended June 30, 2011.

During the six months ended June 30, 2011, BVF recorded a net gain on the disposition of a long lived asset, pursuant to a short sale on behalf of the lender, that previously experienced an impairment charge. In accordance with ACS 360-10, BVF adjusted the cost basis of the asset to the carrying value at the time of the impairment charge and computed the resulting gain on the new cost basis. The loss on the sale was $432,820, of which the Company's share was approximately $15,000 and is reflected in the equity loss recognized for the six months ended June 30, 2011. Additionally, concurrent with the short sale, the Company also recognized a gain from forgiveness of debt related to the extinguishment of the mortgage by the lender on the disposed real estate. The gain on the forgiveness of debt was $13,045,605, of which the Company's share was approximately $457,000 and is also reflected in the equity loss recognized for the six months ended June 30, 2011.

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

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “Developer”).  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles.

In accordance with ASC 810-10 related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in NoMa JV to determine whether it would qualify as a variable interest entity ("VIE") and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company's qualitative assessment to determine whether its investment is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity's economic performance.  Under the terms of the limited partnership agreement of NoMa JV, the managing member has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of NoMa JV.

After making the determination that its investment in NoMa JV was a VIE, the Company performed an assessment of which partner would be considered the primary beneficiary of NoMa JV and would be required to consolidate the VIE's balance sheet and results of operations. This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of NoMa JV, and (2) had the obligation to absorb losses or the right to receive benefits of NoMa JV that could potentially be significant to the VIE based upon the terms of the partnership and management agreements of NoMa JV.  Because the managing member owns roughly 2/3 of the entity and all profits and losses are split pro-rata in accordance with capital accounts, the Company has determined that the managing member has the obligation to absorb the losses or the right to receive benefits of the VIE while retaining the power to make significant decisions for NoMa JV.  Based upon this understanding, the Company concluded that the managing member should consolidate NoMa JV and as such, the Company accounts for its investment in NoMa JV as an equity investment in an unconsolidated joint venture.

As of June 30, 2011, the Company had invested $13,619,653 in NoMa JV.

The summarized statement of assets, liabilities and partners’ capital of NoMa JV is as follows:

	June 30, 2011	December 31, 2010
	(unaudited)	(unaudited)
ASSETS
Multifamily apartment communities, net	$42,807,911	$—
Cash and cash equivalents	752,054	—
Other assets	1,343,888	—
Total assets	$44,903,853	$—

LIABILITIES AND PARTNERS’ CAPITAL
Other liabilities	$325,699	$—
Noncontrolling interest	4,457,815	—
Partners’ capital	40,120,339	—
Total liabilities and partners’ capital	$44,903,853	$—

Company’s share of partners’ capital	$13,373,446	$—
Basis differential (1)	$199,483	$—
Carrying value of the Company’s investment in Multifamily Limited Liability Company	$13,572,929	$—

(1)
This amount represents capitalized interest, pursuant to ASC 835-20, related to the Company's equity investment in the Multifamily Limited Liability Company. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of June 30, 2011.

The summarized statements of operations of NoMa JV for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$—	$—	$—	$—
Expenses	(155,747)	—	(155,747)	—
Gain on property sales	—	—	—	—
Noncontrolling interest	15,575	—	15,575	—
Net loss attributable to investment	$(140,172)	$—	$(140,172)	$—

Equity in loss of Multifamily Limited Liability Company	$(46,724)	$—	$(46,724)	$—

5.    MORTGAGE NOTES PAYABLE

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of June 30, 2011, the weighted-average variable interest rate is 1.36%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at the then current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo Apartments in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.  Because the assumed mortgage was originally recorded at fair value, the Company is required to amortize the difference between the fair value and the face value of the mortgage over the life of the mortgage.  During the six months ended June 30, 2011 and 2010, the Company recorded $118,145 and $311,204 of amortization, resulting in an increase in the recorded mortgage balance and a charge to interest expense. During the six months ended June 30, 2010, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company's financial statements for the prior periods or to the six months ended June 30, 2010 taken as a whole, the Company corrected these errors during the six months ended June 30, 2010. These adjustments included entries to correct errors in amortization of the fair value adjustment for 2009. Had these errors been corrected in the proper periods, the impact of the adjustments on the six months ended June 30, 2010 would have been a decrease in interest expense and net loss of $196,552.

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

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD").  The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%.  The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado.  JV 2020 Lawrence submitted the first construction loan draw to the lender at closing.  As of June 30, 2011, the outstanding balance on the loan was $7,698,223.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $533,481,000 and $494,836,000 at June 30, 2011 and December 31, 2010, respectively.

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

On May 24, 2011, the Company executed an amendment to the facility which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

During the six months ended June 30, 2011 and 2010, the Company borrowed $32,100,000 and $0, respectively, under the revolving credit facility and repaid $0 and $15,720,000 of advances, respectively, during the same periods.  The Company incurred interest of $637,288 and $321,212 related to the facility during the six months ended June 30, 2011 and 2010, respectively, of which $295,861 and $0 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $121,000 during the six months ended June 30, 2011. There was $32,100,000 and $0 outstanding as of June 30, 2011 and December 31, 2010, respectively, under the facility.

7.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the six months ended June 30, 2011 and 2010, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,374 and $3,350,392, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2011 and December 31, 2010.

During the six months ended June 30, 2011 and 2010, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2011	2010 Adjusted*	2011	2010 Adjusted*
Net loss from continuing operations		$(4,902,052)	$(5,866,166)	$(11,555,151)	$(13,414,271)
Add:	Net loss attributable to noncontrolling interest in properties	—	—	—	98,311
	Net loss attributable to noncontrolling interest in Operating Partnership	6,518,343	7,385,765	14,665,276	16,268,026
Less:	Preferred dividends	(1,675,187)	(1,675,196)	(3,350,374)	(3,350,392)
	Net income attributable to noncontrolling interest in properties	(100,708)	(25,245)	(118,834)	—
Loss from continuing operations		$(159,604)	$(180,842)	$(359,083)	$(398,326)

Net income (loss) from discontinued operations		$—	$—	$—	$—

Net loss available to common shareholders		$(159,604)	$(180,842)	$(359,083)	$(398,326)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted		$(0.11)	$(0.13)	$(0.26)	$(0.28)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted		$—	$—	$—	$—
Net loss available to common shareholders per common share, basic and diluted		$(0.11)	$(0.13)	$(0.26)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196	1,406,196
*     See Note 3.

For the six months ended June 30, 2011 and 2010, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement (the “Amendment”) with Berkshire Advisor, an affiliate of the Company.   The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the “Incentive Advisory Fee”), which is based on the increase in value of the Company over a base value established as of December 31, 2009 (“Base Value”).  The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  Refer to Related Party Transactions on page 18 for further discussion.

The Company has made commitments to two joint venture multifamily development projects during the six months ended June 30, 2011.  The first project is to construct a 231-unit mid-rise multifamily apartment building in Denver, Colorado.  The Company has a 90.765% interest in the joint venture and has made a commitment to invest $8.0 million to the project.  As of June 30, 2011, the Company has made capital contributions totaling approximately $5.0 million.  The second project is to construct a 603-unit mid-rise multifamily apartment building in Washington, D.C.  The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million to the project.  As of June 30, 2011, the Company has made capital contributions totaling approximately $13.6 million.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010 Adjusted*	2011	2010 Adjusted*
Net loss	$(4,902,052)	$(5,866,166)	$(11,555,151)	$(13,414,271)
Adjust: Noncontrolling common interest in properties	(100,708)	(25,245)	(118,834)	98,311
Loss before noncontrolling interest in Operating Partnership	(5,002,760)	(5,891,411)	(11,673,985)	(13,315,960)
Preferred dividend	(1,675,187)	(1,675,196)	(3,350,374)	(3,350,392)
Loss available to common equity	(6,677,947)	(7,566,607)	(15,024,359)	(16,666,352)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(6,518,343)	$(7,385,765)	$(14,665,276)	$(16,268,026)
*     See Note 3.

The following table sets forth summaries of the items affecting the noncontrolling common interest in the Operating Partnership:

	For the six months ended
	June 30,
	2011	2010 Adjusted*
Balance at beginning of period	$(65,806,083)	$(34,172,349)
Noncontrolling common interest in Operating Partnership	(14,665,276)	(16,268,026)
Balance at end of period	$(80,471,359)	$(50,440,375)
*     See Note 3.

As of June 30, 2011 and December 31, 2010, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Property management fees	$824,922	$761,142	$1,623,347	$1,522,032
Expense reimbursements	53,325	52,500	106,650	105,000
Salary reimbursements	2,395,622	2,239,687	4,811,604	4,848,999
Asset management fees	412,315	412,315	824,630	824,629
Incentive advisory fee	—	125,659	387,666	125,659
Acquisition fees	—	—	420,000	—
Construction management fees	66,383	34,563	66,383	45,253
Development fees	46,470	—	69,705	—
Interest on revolving credit facility	425,994	114,887	637,288	321,212
Commitment fee on revolving credit facility	121,000	—	121,000	—
Total	$4,346,031	$3,740,753	$9,068,273	$7,792,784

Amounts due to affiliates of $2,229,862 and $1,820,827 are included in “Due to affiliates, net” at June 30, 2011and December 31, 2010, respectively, represent intercompany development fees, expense reimbursements, asset management fees and shared services.

Expense reimbursements due to affiliates of $5,390,545 and $7,796,806 are included in “Due to affiliates, net” at June 30, 2011 and December 31, 2010, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $3,160,683 and $5,975,979 are included in “Due to affiliates, net” at June 30, 2011 and December 31, 2010, respectively, in the accompanying Consolidated Balance Sheets.

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

As of June 30, 2011 and December 31, 2010, the liability amounts pursuant to the Amendment were $2,595,461 and $2,207,795, respectively, and are included in Due to affiliates, incentive advisory fees on the consolidated balance sheets.  The Company incurred $387,666 and $125,659 of Incentive Advisory Fees in the six-month periods ended June 30, 2011 and 2010, respectively.  Any future liability will be based upon any increase in value of the Company over the Base Value.  Payments from the plan will approximate the amounts the Advisor pay to its employee.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company has not made any Incentive Advisory Fee payments as of June 30, 2011.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the six months ended June 30, 2011, the Company paid a fee on the acquisition of Estancia in the amount of $420,000, which was charged to General and Administrative expenses pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009.  The Company did not make any acquisitions in the six-month period ended June 30, 2010.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $66,383 and $45,253 in construction management fees for the six months ended June 30, 2011 and 2010, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of June 30, 2011, the Company has one property under development, 2020 Lawrence, and has incurred fees totaling $69,705 for the project during the six months ended June 30, 2011.  The fees were based on the project’s development/construction costs.  As of June 30, 2011, $0 remained payable related to the project.

During the six months ended June 30, 2011 and 2010, the Company borrowed $32,100,000 and $0, respectively, under the revolving credit facility and repaid $0 and $15,720,000 of advances, respectively, during the same periods.  The Company incurred interest of $637,288 and $321,212 related to the facility during the six months ended June 30, 2011 and 2010, respectively, of which $295,861 and $0 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $121,000 during the six months ended June 30, 2011. There was $32,100,000 and $0 outstanding as of June 30, 2011 and December 31, 2010, respectively, under the facility.

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

13.    PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the three and six months ended June 30, 2011 and 2010, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

As discussed in Footnotes 1, the Company and certain of its subsidiaries acquired interests in the Estancia Townhomes property during 2011. The proforma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, adjusted to give effect to the transaction at the beginning of each of the periods presented.

The proforma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it attempt to represent the results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from rental property	$22,318,215	$21,394,057	$44,283,277	$42,641,621
Net loss	$(4,902,356)	$(6,158,326)	$(11,666,340)	$(13,963,063)
Net loss attributable to common shareholders	$(159,908)	$(473,002)	$(470,272)	$(947,118)
Net loss attriutable to common shareholders, per common share, basic and diluted	$(0.11)	$(0.34)	$(0.33)	$(0.67)
14.    SUBSEQUENT EVENTS

On August 4, 2011, the Company borrowed an additional $1,275,000 under the revolving credit facility arrangement available from an affiliate of the Company. The proceeds of the advance were used to fund the ongoing development activities of the Company. The additional advance of $1,275,000 brings the total amount outstanding under the facility to $33,375,000.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY INC

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty Inc (the “Company”) and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Forward Looking Statements

The statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund II, LP, (“BVF-II” or “Fund II”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating, developing and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board.  Refer to Item 13 – Certain Relationships and Related Transactions and Director Independence and Notes to the Consolidated Financial Statements, Note 12 – Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC for additional information about the Advisor.

Overview

The Company is engaged primarily in the acquisition, ownership, operation, development and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest, Midwest and Western areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty-OP, L.P. (the “Operating Partnership”), a Delaware limited partnership.  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.

As of August 11, 2011, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six months ended June 30, 2011 included the following:

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
On March 25, 2011, the Company closed on a $29,004,000 first mortgage on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property, pay expenses related to the new loan and for other general operating activities of the Company.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. The contribution of partnership commitment capital totaled $5,024,903 during the six months ended June 30, 2011.

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

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “Developer”).  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles.

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

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD"). The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%. The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado. JV 2020 Lawrence submitted the first construction loan draw to the lender at closing. As of June 30, 2011, the outstanding balance on the loan was $7,698,223.

On May 24, 2011, the Company executed an amendment to the revolving credit facility which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

During the six months ended June 30, 2011, the Company borrowed an aggregate of $32,100,000 under the revolving credit facility available from an affiliate of the Company for use in its acquisition and investing activities.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2011 and December 31, 2010, the Company had $10,314,878 and $12,893,665 of cash and cash equivalents, respectively.  Cash provided and used by the Company for three-month and six-month periods ended June 30, 2011 and 2010 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Cash provided by operating activities	$4,756,991	$3,021,278	$7,380,319	$5,303,206
Cash (used in) provided by investing activities	(6,194,447)	(2,330,804)	(72,414,597)	8,879,337
Cash provided by (used in) financing activities	(2,067,551)	(2,796,299)	62,455,491	(17,163,317)

During the six months ended June 30, 2011, cash decreased by $2,578,787.  The overall decrease was due primarily to the acquisition of Estancia Townhomes and contribution to the 2020 Lawrence development project totaling $53,558,329 and investment in Multifamily Limited Liability Company of $13,619,653, which were funded by borrowings from mortgage notes payable of $63,202,223 and proceeds from the revolving credit facility of $32,100,000, in addition to principal payments on mortgages of $28,625,333, including $26,500,000 of debt related to the Estancia Townhomes bridge loan that was refinanced in March 2011 and capital expenditures of $5,087,543. Additionally, the Company paid its regular quarterly distributions to its preferred shareholders totaling $3,350,374.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders based on availability of cash and approval of the Board, capital improvements, rehabilitation projects and repairs and maintenance for the properties, debt repayment, and acquisition and development of additional properties within the investment restrictions placed on it by BVF-II.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of June 30, 2011, approximately $73,743,000 of principal, or 14.4% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During that three-year period, principal of $3,500,000 and $55,995,000 relates to loans that are due to mature and be repaid in full in 2012 and 2013, respectively.  All other payments of principal during the three-year period are monthly payments in accordance with the loan amortization schedules.  Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies with liquidity.

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas. The sellers were unaffiliated third parties. The purchase price for the property was $42,000,000 and was subject to normal operating prorations as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $26,500,000 bridge loan used to acquire the property. The loan had an interest rate of 6.5% and a term of three months with a one month extension available. On March 25, 2011, the Company closed on a $29,004,000 first mortgage on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property, pay expenses related to the new loan and for other general operating activities of the Company.

As of June 30, 2011, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exceptions of Glo, which has a variable interest rate mortgage that is capped at 6% through 2013.

The Company has a $40,000,000 revolving credit facility in place with an affiliate of the Company.  As of June 30, 2011 and December 31, 2010, there was $32,100,000 and $0 outstanding on the facility, respectively.

Capital Expenditures

The Company incurred $1,627,225 and $1,198,071 in recurring capital expenditures during the six months ended June 30, 2011 and 2010, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $3,460,318 and $2,107,062 in renovation and development related capital expenditures during the six months ended June 30, 2011 and 2010, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

During 2007, the Company, as part of the decision to acquire the Berkshires at Town Center property, approved a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  The project includes rehabilitation of all apartment units, common areas including the lobby, central utility systems, replacement of all windows and painting of the exterior.  As of June 30, 2011, the interior portion of the project was 99% complete as 194 of the 196 units had been renovated, of which 100% have been leased.  The project is on track and spending is within budget.  As of June 30, 2011, the Company had incurred approximately $3,508,000 on the rehabilitation project.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. As of June 30, 2011, the project development cost incurred were approximately $10,703,000 of the total budgeted costs of approximately $55.5 million, of which $45.5 million is being funded by HUD-insured financing.

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

The Company’s capital budgets for 2011 anticipate spending approximately $7,780,000 for ongoing rehabilitation, including the Berkshires at Town Center project.  As of June 30, 2011, the Company has not committed to any new significant rehabilitation projects.

The Company has not approved any additional renovation projects during the six-month period ended June 30, 2011 and no other renovation projects are currently anticipated.

Discussion of acquisitions for the six months ended June 30, 2011

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas. The sellers were unaffiliated third parties. The purchase price for the property was $42,000,000 and was subject to normal operating prorations as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $26,500,000 bridge loan used to acquire the property. The loan had an interest rate of 6.5% and a term of three months with a one month extension available. On March 25, 2011, the Company closed on a $29,004,000 first mortgage on the Estancia Townhomes property. The loan is an unsecured first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property, pay expenses related to the new loan and for other general operating activities of the Company.

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

Discussion of dispositions for the six months ended June 30, 2011

The Company did not dispose of any properties during the six-month period ended June 30, 2011.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the six months ended June 30, 2011 and 2010, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,374 and $3,350,392, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of June 30, 2011 and December 31, 2010.

During the six months ended June 30, 2011 and 2010, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the six months ended June 30, 2011, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through June 30, 2011, was increased by the purchase of Estancia and a development project, 2020 Lawrence.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the six-month period ended June 30, 2010, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the six months ended June 30, 2011 and 2010 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three-month period ended June 30, 2011 and 2010, net loss was $(4,902,052) and $(5,866,166), respectively.  For the six months ended June 30, 2011 and 2010, net loss was $(11,555,151) and $(13,414,271), respectively. A reconciliation of the Company’s NOI to net loss for the three- and six-month periods ended June 30, 2011 and 2010 is presented as part of the following tables.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 26 properties acquired or placed in service on or prior to January 1, 2010 and owned through June 30, 2011.

	Same Property Portfolio
	Three months ended June 30,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$19,405,683	$18,876,040	$529,643	2.81%
Interest, utility reimbursement and other	1,848,574	1,595,399	253,175	15.87%
Total revenue	21,254,257	20,471,439	782,818	3.82%

Operating Expenses:
Operating	4,508,647	4,298,024	210,623	4.90%
Maintenance	1,561,301	1,381,093	180,208	13.05%
Real estate taxes	2,020,395	2,045,324	(24,929)	(1.22)%
General and administrative	659,774	501,494	158,280	31.56%
Management fees	797,503	776,212	21,291	2.74%
Total operating expenses	9,547,620	9,002,147	545,473	6.06%

Net Operating Income	11,706,637	11,469,292	237,345	2.07%

Non-operating expenses:
Depreciation	7,494,856	8,027,673	(532,817)	(6.64)%
Interest, inclusive of amortization of deferred financing fees	6,728,941	6,933,451	(204,510)	(2.95)%
Amortization of acquired in-place leases and tenant relationships	—	28,218	(28,218)	(100.00)%
Total non-operating expenses	14,223,797	14,989,342	(765,545)	(5.11)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(2,517,160)	(3,520,050)	1,002,890	28.49%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	—	—	—	—%

Net loss	$(2,517,160)	$(3,520,050)	$1,002,890	28.49%

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

	Total Property Portfolio
	Three months ended June 30,
	2011	2010 Adjusted*	Increase/ (Decrease)	% Change
Revenue:
Rental	$20,440,643	$18,732,479	$1,708,164	9.12%
Interest, utility reimbursement and other	1,877,572	1,598,906	278,666	17.43%
Total revenue	22,318,215	20,331,385	1,986,830	9.77%

Operating Expenses:
Operating	4,888,651	4,487,635	401,016	8.94%
Maintenance	1,609,407	1,381,093	228,314	16.53%
Real estate taxes	2,280,945	2,157,824	123,121	5.71%
General and administrative	1,136,314	1,008,526	127,788	12.67%
Management fees	1,264,028	1,198,427	65,601	5.47%
Incentive advisory fees	—	125,659	(125,659)	(100.00)%
Total operating expenses	11,179,345	10,359,164	820,181	7.92%

Net Operating Income	11,138,870	9,972,221	1,166,649	11.70%

Non-operating expenses:
Depreciation	7,993,074	8,027,673	(34,599)	(0.43)%
Interest, inclusive of amortization of deferred financing fees	7,366,708	7,050,843	315,865	4.48%
Amortization of acquired in-place leases and tenant relationships	185,388	28,218	157,170	556.98%
Total non-operating expenses	15,545,170	15,106,734	438,436	2.90%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(4,406,300)	(5,134,513)	728,213	14.18%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(495,752)	(731,653)	235,901	32.24%

Net loss	$(4,902,052)	$(5,866,166)	$964,114	16.44%
*     See Note 3.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2011 in comparison to the similar period of 2010.  The increase is mainly attributable to increased occupancy and rents at most of the properties. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments; however, the improving economic environment has resulted in decreased bad debts for the portfolio compared to the prior three-month period. The Company continues to benefit from its focus on resident retention and property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues, as rehabilitated units become available for occupancy at incrementally higher rental rates than the pre-rehabilitation levels. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rents increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended June 30, 2011 as compared to the three months ended June 30, 2010, due primarily to the continued expansion in use of utility bill back programs, increased fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses increased in the three months ended June 30, 2011 as compared to the same period of 2010.  Higher utility expenses, including gas expense due mainly to a credit in the prior comparable period for overcharges related to a broken meter and water and sewer charges related to fluctuations in comparable usage at various properties and slightly higher payroll costs were partially offset by savings in property group insurance.

Maintenance

Maintenance expenses increased in the three months ended June 30, 2011 as compared to the same period of 2010, mainly due to higher recurring and non-recurring operating costs in activities such as landscaping, exterminating and pool services during the summer season. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the three months ended June 30, 2011 from the comparable period of 2010.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the three-month period ended June 30, 2011 compared to 2010, mainly due to increased state income taxes, related to municipal taxes at a property not previously incurred, in addition to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio, including legal expenses related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended June 30, 2011 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Berkshires at Town Center property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended June 30, 2011 decreased over the comparable period of 2010.  The decrease is mainly attributable to an one-time adjustment to record $196,552 of prior period negatively amortized interest on the Glo loans during the three months ended June 30, 2010 for which there was no comparative adjustment recorded in 2011. The decrease is partially offset by higher interest expenses for the Citrus Park property. The Citrus Park loan was paid off in November 2009 and refinancing of the property was closed in May 2010.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended June 30, 2011 as compared to the same period in 2010.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the three-month period ended June 30, 2011.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010
(Total Property Portfolio)

In general, increases in revenues and total operating and non-operating expenses of the Total Property Portfolio for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as two properties were acquired or began development during the first quarter of 2011.   The increase in total operating expenses was also attributable to additional transaction costs of $72,847 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in General and Administrative expenses for the three-month period ended June 30, 2011, as well as increased corporate-related legal costs recorded during the quarter ended June 30, 2011. The increase in total non-operating expenses was mainly attributable to higher interest expenses incurred as a result of higher revolving credit balance outstanding during the three months ended June 30, 2011 when compared to the same period ended June 30, 2010.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

	Same Property Portfolio
	Six months ended June 30,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$38,577,321	$37,785,137	$792,184	2.10%
Interest, utility reimbursement and other	3,569,089	3,111,787	457,302	14.70%
Total revenue	42,146,410	40,896,924	1,249,486	3.06%

Operating Expenses:
Operating	9,556,600	9,509,090	47,510	0.50%
Maintenance	2,714,223	2,669,193	45,030	1.69%
Real estate taxes	4,035,233	4,144,373	(109,140)	(2.63)%
General and administrative	1,142,126	1,232,295	(90,169)	(7.32)%
Management fees	1,582,928	1,549,584	33,344	2.15%
Total operating expenses	19,031,110	19,104,535	(73,425)	(0.38)%

Net Operating Income	23,115,300	21,792,389	1,322,911	6.07%

Non-operating expenses:
Depreciation	14,867,286	16,043,443	(1,176,157)	(7.33)%
Interest, inclusive of amortization of deferred financing fees	13,428,376	13,475,317	(46,941)	(0.35)%
Amortization of acquired in-place leases and tenant relationships	8,916	76,262	(67,346)	(88.31)%
Total non-operating expenses	28,304,578	29,595,022	(1,290,444)	(4.36)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(5,189,278)	(7,802,633)	2,613,355	33.49%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	—	—	—	—%

Net loss	$(5,189,278)	$(7,802,633)	$2,613,355	33.49%

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

	Total Property Portfolio
	Six months ended June 30,
	2011	2010 Adjusted*	Increase/ (Decrease)	% Change
Revenue:
Rental	$40,288,924	$37,366,200	$2,922,724	7.82%
Interest, utility reimbursement and other	3,638,050	3,118,877	519,173	16.65%
Total revenue	43,926,974	40,485,077	3,441,897	8.50%

Operating Expenses:
Operating	10,242,610	10,011,194	231,416	2.31%
Maintenance	2,786,356	2,669,193	117,163	4.39%
Real estate taxes	4,223,057	4,289,232	(66,175)	(1.54)%
General and administrative	2,847,722	2,145,833	701,889	32.71%
Management fees	2,501,843	2,395,459	106,384	4.44%
Incentive advisory fees	387,666	125,659	262,007	208.51%
Total operating expenses	22,989,254	21,636,570	1,352,684	6.25%

Net Operating Income	20,937,720	18,848,507	2,089,213	11.08%

Non-operating expenses:
Depreciation	15,691,428	16,043,443	(352,015)	(2.19)%
Interest, inclusive of amortization of deferred financing fees	14,578,999	13,796,530	782,469	5.67%
Amortization of acquired in-place leases and tenant relationships	389,866	76,262	313,604	411.22%
Total non-operating expenses	30,660,293	29,916,235	744,058	2.49%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(9,722,573)	(11,067,728)	1,345,155	12.15%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(1,832,578)	(2,346,543)	513,965	21.90%

Net loss	$(11,555,151)	$(13,414,271)	$1,859,120	13.86%
*     See Note 3.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2011 in comparison to the similar period of 2010.  The increase is mainly attributable to increased occupancy and rents at most of the properties. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments; however, the improving economic environment has resulted in decreased bad debts for the portfolio compared to the prior period. The Company continues to benefit from its focus on resident retention and property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues, as rehabilitated units become available for occupancy at incrementally higher rental rates than the pre-rehabilitation levels. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rents increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010, due primarily to the continued expansion in use of utility bill back programs, increased fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses increased in the six months ended June 30, 2011 as compared to the same period of 2010.  Higher expenses in utilities including water and sewer related to fluctuations in comparable usage at various properties and slightly higher payroll costs were partially offset by savings in gas and property group insurance.

Maintenance

Maintenance expenses increased in the six months ended June 30, 2011 as compared to the same period of 2010, mainly due to higher recurring and non-recurring operating costs in activities such as landscaping, exterminating and pool services during the summer season. The increase was partially offset by lower snow removal costs at the Seasons and Berkshire of Columbia properties as compared to 2010. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the six months ended June 30, 2011 from the comparable period of 2010.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the six-month period ended June 30, 2011 compared to 2010, mainly due to bond redemption fees of $223,300 incurred related to the maturity of the Glo property loans in March 2010 for which there were no comparative expenses in 2011. The decrease was partially offset by increased state income taxes related to municipal taxes at a property not previously incurred.

Management Fees

Management fees of the Same Property Portfolio increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the six months ended June 30, 2011 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Berkshires at Town Center property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the six months ended June 30, 2011 decreased over the comparable period of 2010.  The decrease is mainly attributable to an one-time adjustment to record $196,552 of prior period negatively amortized interest on the Glo loans during the six months ended June 30, 2010 for which there was no comparative adjustment recorded in 2011. The decrease was partially offset by higher interest expenses for the Citrus Park property. The Citrus Park loan was paid off in November 2009 and refinancing of the property was closed in May 2010.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the six months ended June 30, 2011 as compared to the same period in 2010.  The decrease is related mainly to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the six-month period ended June 30, 2011.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010
(Total Property Portfolio)

In general, increases in revenues and total operating and non-operating expenses of the Total Property Portfolio for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as two properties were acquired or began development during the first quarter of 2011.   The increase in total operating expenses was also attributable to transaction costs of $620,779 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in General and Administrative expenses for the six-month period ended June 30, 2011, as well as increased corporate-related legal costs and accrued Incentive Advisory Fee of $387,666 pursuant to the Advisory Services Agreement recorded during the six months ended June 30, 2011.  (Refer to Related Party Transactions on page 18 for further discussion.) The increase in total non-operating expenses was mainly attributable to higher interest expenses incurred as a result of higher revolving credit balance outstanding during the six months ended June 30, 2011 when compared to the same period ended June 30, 2010.

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

The following table presents a reconciliation of net loss to FFO for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010 Adjusted*	2011	2010 Adjusted*
Net loss	$(4,902,052)	$(5,866,166)	$(11,555,151)	$(13,414,271)
Add:
Depreciation of real property	7,088,141	7,210,051	13,926,406	14,382,057
Amortization of acquired in-place leases and tenant relationships	185,388	28,218	389,866	76,262
Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	495,752	731,653	1,832,578	2,346,543
Funds from operations of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	690,700	583,314	533,586	233,981
Less:
Noncontrolling interest in properties share of funds from operations	(355,736)	(261,578)	(612,388)	(405,725)
Funds from Operations	$3,202,193	$2,425,492	$4,514,897	$3,218,847
*     See Note 3.

FFO for the three and six months ended June 30, 2011 increased as compared to FFO for the three- and six-month period ended June 30, 2010.  The increase in FFO is due primarily to the increased revenue, General and Administrative expenses related to the bond redemption fees of $223,300 incurred during the six months ended June 30, 2010, as well as an one-time adjustment to record $196,552 of prior period negatively amortized interest on the Glo loans during the six months ended June 30, 2010 for which there were no comparative adjustments recorded in 2011. The increase was partially offset by transaction costs for the acquisition of Estancia of $620,779, which were included in General and Administrative expense on the Consolidated Statement of Operations during the six months ended June 30, 2011.

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

While economists declared the worst recession to hit the United States since the 1930s was over in late 2009, with policymakers' effort to stabilize the banking system and provide a fiscal stimulus to the economy, the high national unemployment rate has started to stabilize and, in some markets, begun to improve. While there continue to be indications of stabilization during 2011 in both domestic and foreign economies, the signs of a strong and sustained expansion are not yet evident. A leading indicator of stabilization and expansion includes the recovery in the labor markets, which tend to recover with some lag. It is only when the labor markets stabilize that there will be an increase in household formation, which represents the greatest driver for rental apartments.

The Company both believes and recognizes that real estate goes through cycles and while the drivers of these cycles can vary greatly from cycle to cycle, the outcome is generally the same with periods of improving values and profit growth followed by periods of stagnant or declining values and profit stagnation. The Company recognizes, however, that real estate investing requires a long-term perspective and, as history suggests, a company's ability to remain resilient during tough economic times will often lead to opportunities. In general, multifamily real estate fundamentals of well located quality real estate remained relatively steady during the recent economic downturn. Occupancy rates continue to hover in the low to mid-90% range for well located, well managed properties though continued weakness in the economy and/or a lack of improvement in employment rates could have a negative impact on both occupancy and rent levels. Credit worthy borrowers in the multifamily sector continue to be able to access capital through Fannie Mae and Freddie Mac and other sources, at historically attractive rates. Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity. In many cases, the current economic climate has delayed many would-be residents from entering the rental market and instead choosing to remain at home or to share rental units instead of renting their own space. This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of June 30, 2011.

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed Rate Debt	$2,166,975	$8,992,221	$61,053,470	$66,288,106	$63,341,591	$278,700,645	$480,543,008
Average Interest Rate	5.33%	5.62%	5.05%	5.49%	5.67%	5.78%	5.63%

	2011	2012	2013	2014	2015	Thereafter	Total
Variable Rate Debt	$—	$691,058	$839,663	$851,147	$862,789	$27,294,349	$30,539,006
Average Interest Rate	—	1.36%	1.36%	1.36%	1.36%	1.36%	1.36%

The level of market interest rate risk remained relatively consistent from December 31, 2010 to June 30, 2011.  As of June 30, 2011, $30,539,006 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The weighted-average variable interest rate on the debt was 1.36% at June 30, 2011.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

- None

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011. As of June 30, 2011, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
August 12, 2011	/s/ David C. Quade
David C. Quade
President and Principal Executive Officer

August 12, 2011	/s/ Christopher M. Nichols
Christopher M. Nichols
Senior Vice President and Principal Financial Officer