Form 10-Q
period 2011-09-30
BERKSHIRE INCOME REALTY, INC.
filed 2011-11-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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
Yes  ☐            No ☒

There were 1,406,196 shares of Class B common stock outstanding as of November 10, 2011.

Part I    FINANCIAL INFORMATION
Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $223,639,968 and $200,045,487, respectively	$458,746,887	$419,531,860
Cash and cash equivalents	10,600,628	12,893,665
Cash restricted for tenant security deposits	1,610,022	1,610,659
Replacement reserve escrow	1,451,457	3,990,924
Prepaid expenses and other assets	12,366,828	9,258,604
Investment in Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	18,322,319	6,047,858
Acquired in-place leases and tenant relationships, net of accumulated amortization of $476,900 and $1,226,117, respectively	128,179	43,962
Deferred expenses, net of accumulated amortization of $2,711,670 and $2,270,646, respectively	4,392,352	3,488,897
Total assets	$507,618,672	$456,866,429

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$512,884,253	$476,386,979
Note payable, affiliate	33,375,000	—
Due to affiliates, net	1,369,393	1,820,827
Due to affiliate, incentive advisory fees	2,914,535	2,207,795
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	13,250,647	11,092,336
Tenant security deposits	1,868,387	1,827,837
Total liabilities	566,499,822	494,173,381

Commitments and contingencies (Note 9)	—	—

Deficit:
Noncontrolling interest in properties	411,987	(191,881)
Noncontrolling interest in Operating Partnership (Note 10)	(87,454,092)	(65,806,083)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Accumulated deficit	(42,063,937)	(41,533,880)
Total deficit	(58,881,150)	(37,306,952)

Total liabilities and deficit	$507,618,672	$456,866,429

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010 Adjusted*	2011	2010 Adjusted*
Revenue:
Rental	$20,645,812	$18,877,415	$60,934,736	$56,243,615
Interest	1,738	2,785	6,497	10,665
Utility reimbursement	848,752	580,331	2,530,735	1,700,033
Other	1,049,764	1,091,937	3,001,072	3,083,232
Total revenue	22,546,066	20,552,468	66,473,040	61,037,545
Expenses:
Operating	5,399,595	4,786,823	15,642,205	14,798,017
Maintenance	1,649,864	1,410,435	4,436,220	4,079,628
Real estate taxes	2,206,524	2,149,371	6,429,581	6,438,603
General and administrative	914,262	1,025,223	3,761,984	3,171,056
Management fees	1,272,898	1,198,849	3,774,741	3,594,308
Incentive advisory fees	319,074	988,245	706,740	1,113,904
Depreciation	7,903,053	7,554,925	23,594,481	23,598,368
Interest, inclusive of amortization of deferred financing fees	7,373,125	6,825,935	21,952,124	20,622,465
Amortization of acquired in-place leases and tenant relationships	95,950	28,218	485,816	104,480
Total expenses	27,134,345	25,968,024	80,783,892	77,520,829
Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(4,588,279)	(5,415,556)	(14,310,852)	(16,483,284)
Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(802,017)	(761,278)	(2,634,595)	(3,107,821)
Net loss	(5,390,296)	(6,176,834)	(16,945,447)	(19,591,105)
Net (income) loss attributable to noncontrolling interest in properties	(88,216)	(18,305)	(207,050)	80,006
Net loss attributable to noncontrolling interest in Operating Partnership (Note 10)	6,982,733	7,682,225	21,648,009	23,950,251
Net income attributable to Parent Company	1,504,221	1,487,086	4,495,512	4,439,152
Preferred dividend	(1,675,195)	(1,675,187)	(5,025,569)	(5,025,579)
Net loss available to common shareholders	$(170,974)	$(188,101)	$(530,057)	$(586,427)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.12)	$(0.13)	$(0.38)	$(0.42)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$—	$—	$—	$—
Net loss available to common shareholders per common share, basic and diluted	$(0.12)	$(0.13)	$(0.38)	$(0.42)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$—	$—	$—	$—

*	See Note 3.

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Adjusted balance at January 1, 2010*	2,978,110	$70,210,830	1,406,196	$14,062	$(40,759,319)	$416,382	$(34,172,349)	$(4,290,394)
Net income (loss)	—	—	—	—	4,439,152	(80,006)	(23,950,251)	(19,591,105)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(480,013)	—	(480,013)
Distributions to preferred shareholders	—	—	—	—	(5,025,579)	—	—	(5,025,579)
Adjusted balance at September 30, 2010*	2,978,110	$70,210,830	1,406,196	$14,062	$(41,345,746)	$(143,637)	$(58,122,600)	$(29,387,091)

*	See Note 3.

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,533,880)	$(191,881)	$(65,806,083)	$(37,306,952)
Net income (loss)	—	—	—	—	4,495,512	207,050	(21,648,009)	(16,945,447)
Contributions	—	—	—	—	—	783,997	—	783,997
Distributions	—	—	—	—	—	(387,179)	—	(387,179)
Distributions to preferred shareholders	—	—	—	—	(5,025,569)	—	—	(5,025,569)
Balance at September 30, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(42,063,937)	$411,987	$(87,454,092)	$(58,881,150)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2011	2010 Adjusted*

Cash flows from operating activities:
Net loss	$(16,945,447)	$(19,591,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	483,374	439,035
Amortization of acquired in-place leases and tenant relationships	485,816	104,480
Amortization of fair value discount on mortgage debt	177,885	369,178
Depreciation	23,594,481	23,598,368
Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	2,634,595	3,107,821
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(13,328)	279,048
Prepaid expenses and other assets	(914,323)	579,660
Due to/from affiliates	(451,434)	(1,032,851)
Due to affiliates, incentive advisory fees	706,740	1,113,904
Accrued expenses and other liabilities	2,039,962	633,765
Net cash provided by operating activities	11,798,321	9,601,303

Cash flows from investing activities:
Capital improvements	(11,851,249)	(6,370,827)
Acquisition of multifamily apartment communities	(53,558,329)	—
Investment in Multifamily Limited Liability Company	(14,909,056)	—
Restricted cash	—	12,621,014
Interest earned on replacement reserve deposits	(2,238)	(2,532)
Deposits to replacement reserve escrow	(201,863)	(513,176)
Withdrawal from replacement reserve escrow	2,752,568	269,159
Net cash (used in) provided by investing activities	(77,770,167)	6,003,638

Cash flows from financing activities:
Borrowings from mortgage notes payable	66,083,190	17,013,537
Principal payments on mortgage notes payable	(29,763,801)	(14,934,631)
Borrowings from note payable, affiliate	33,375,000	—
Principal payments on note payable, affiliate	—	(15,720,000)
Deferred financing costs	(1,386,829)	(646,512)
Contribution from noncontrolling interest holders in properties	783,997	—
Distributions to noncontrolling interest holders in properties	(387,179)	(480,013)
Distributions to preferred shareholders	(5,025,569)	(5,025,579)
Net cash provided by (used in) financing activities	63,678,809	(19,793,198)

Net decrease in cash and cash equivalents	(2,293,037)	(4,188,257)
Cash and cash equivalents at beginning of period	12,893,665	17,956,617
Cash and cash equivalents at end of period	$10,600,628	$13,768,360

*	See Note 3.

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2011	2010

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$21,215,037	$19,816,418
Capitalization of interest	$687,656	$—

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$105,609	$46,877
Dividends declared and payable to preferred shareholders	$837,607	$837,607
Write-off of fully amortized acquired in-place leases and tenant relationships	$1,235,033	$—

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(50,872,722)	$—
Acquired in-place leases	(605,080)	—
Replacement reserve escrow	(9,000)	—
Prepaid expenses and other assets	(2,193,901)	—
Liabilities acquired:
Accrued expenses	67,859	—
Tenant security deposit liability	54,515	—
Net cash used for acquisition of multifamily apartment communities	$(53,558,329)	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of September 30, 2011, the Company owned, or had an interest in, 27 multifamily apartment communities consisting of a total 6,988 apartment units and one multifamily development project.

Discussion of acquisitions for the nine months ended September 30, 2011

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

On March 25, 2011, the Company closed on $29,004,000 of first mortgage debt on the Estancia Townhomes property. The loan is a non-recourse first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property, pay expenses related to the new loan and for other general operating activities of the Company.

ASC 805-10 requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

Asset acquired:
Multifamily Apartment Communities	$41,394,920
Acquired in-place leases	605,080
Prepaid expense and other assets	487,506
Total assets acquired	$42,487,506

Liabilities acquired:
Accrued expenses	$67,859
Tenant security deposits	54,515
Total liabilities acquired	$122,374

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

On February 10, 2011, the Operating Partnership, through a newly formed subsidiary, BIR 2020 Lawrence, L.L.C. (“BIR 2020”), entered into the Amended and Restated Limited Liability Company Agreement of 2020 Lawrence Street, L.L.C. (“JV 2020 Lawrence”) with Zocalo Community Development, Inc. (“Zocalo”) and JB 2020, LLC (“JB 2020”), each an unrelated third party, to acquire a 91.075% ownership interest in a development project to build a 231-unit multifamily mid-rise apartment community in Denver, Colorado. Total budgeted development costs are approximately $55.5 million of which approximately $45.5 million is being financed by a construction loan insured by the U.S. Department of Housing and Urban Development ("HUD") that will convert to permanent financing with a term of 40 years at the completion of the development construction period. The investment is consistent with the Company's desire to acquire or develop well located Class A multifamily apartment communities and buildings at attractive prices. The capital commitment of BIR 2020 to the project is $8,000,000 and as of September 30, 2011, the Operating Partnership has made $5,290,603 of capital contributions and the development is on time and on budget.

Under the terms of the limited liability company agreement governing JV 2020 Lawrence, BIR 2020 owns a 91.075% interest and Zocalo and JB 2020 own a 5.282% and 3.643%, respectively, interest in JV 2020 Lawrence. Zocalo is entitled to perform property management services and receive fees in payment thereof. The Company evaluated its investment in JV 2020 Lawrence and concluded that the investment was not a variable interest entity under ASC 810-10. In accordance with ASC 810-10, the Company will consolidate the activity of JV 2020 Lawrence based on its controlling interest in the venture.

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

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “Developer”).  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles. As of September 30, 2011, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV and the development is on time and on budget.

Discussion of dispositions for the nine months ended September 30, 2011

The Company did not dispose of any properties during the nine-month period ended September 30, 2011.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

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

Consolidated statements of Comprehensive Income (Loss)

For the nine months ended September 30, 2011 and 2010, comprehensive loss equaled net loss.  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30, 2011	December 31, 2010
Land	$79,751,136	$67,711,675
Buildings, improvement and personal property	602,635,719	551,865,672
Multifamily apartment communities	682,386,855	619,577,347
Accumulated depreciation	(223,639,968)	(200,045,487)
Multifamily apartment communities, net	$458,746,887	$419,531,860

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10 and concluded that there are no impairment adjustments at September 30, 2011 or December 31, 2010.

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

In accordance with ASC 810-10 issued by FASB and related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the fact that the holders of the equity investment at risk lack the power, through voting rights, or similar rights to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

After making the determination that its investment in BVF was a VIE, the Company performed an assessment of which partner would be considered the primary beneficiary of BVF and therefore would be required to consolidate BVF’s balance sheets and result of operations.  This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of BVF, and (2) had the obligation to absorb losses or the right to receive benefits of BVF that could potentially be significant to the entity based upon the terms of the partnership and management agreements of BVF.  As a result of fees paid to the general partner of BVF for asset management and other services, the Company has determined that the general partner of BVF has the obligation to absorb the losses or the right to receive benefits of BVF while retaining the power to make significant decisions for BVF.  Based upon this understanding, the Company concluded that the general partner of BVF should consolidate BVF and as such, the Company accounts for its investment in BVF as an equity investment in an unconsolidated joint venture.

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

The following table shows the effects of the Company's Statement of Income (Loss):

	Three months ended			Nine months ended
	September 30, 2010			September 30, 2010
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Equity in loss of Multifamily Venture Limited Partnership	(731,653)	(761,278)	(29,625)	(3,419,709)	(3,107,821)	311,888
Loss from continuing operations	(6,147,209)	(6,176,834)	(29,625)	(19,902,993)	(19,591,105)	311,888
Net loss	(6,147,209)	(6,176,834)	(29,625)	(19,902,993)	(19,591,105)	311,888
Net income attributable to noncontrolling interest in Operating Partnership	7,653,308	7,682,225	28,917	24,254,682	23,950,251	(304,431)
Net income attributable to Parent Company	1,487,794	1,487,086	(708)	4,431,695	4,439,152	7,457
Net loss available to common shareholders	(187,393)	(188,101)	(708)	(593,884)	(586,427)	7,457
Net loss from continuing operations attributable to Parent Company, per common share, basic and diluted	(0.13)	(0.13)	—	(0.42)	(0.42)	—
Net loss available to common shareholders per common share, basic and diluted	(0.13)	(0.13)	—	(0.42)	(0.42)	—

The following tables show the effects of the Company's Statement of Cash Flows:

	Three months ended			Nine months ended
	September 30, 2010			September 30, 2010
	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Net loss	(6,147,209)	(6,176,834)	(29,625)	(19,902,993)	(19,591,105)	311,888
Equity in loss of Multifamily Venture Limited Partnership	731,653	761,278	29,625	3,419,709	3,107,821	(311,888)

As of September 30, 2011, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$961,351,815	$1,026,752,247
Cash and cash equivalents	14,382,581	17,404,768
Other assets	22,702,432	23,147,278
Total assets	$998,436,828	$1,067,304,293

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$890,854,316	$933,888,123
Revolving credit facility	39,000,000	22,400,000
Other liabilities	28,570,813	29,278,903
Noncontrolling interest	(1,255,487)	3,981,824
Partners’ capital	41,267,186	77,755,443
Total liabilities and partners’ capital	$998,436,828	$1,067,304,293

Company’s share of partners’ capital	$2,889,012	$5,443,463
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$3,493,407	$6,047,858

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At September 30, 2011 and December 31, 2010, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of September 30, 2011 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of September 30, 2011 and 2010, respectively.

The summarized statements of operations of BVF for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010 Adjusted*	2011	2010 Adjusted*

Revenue	$35,733,911	$35,514,559	$106,861,683	$109,110,985
Expenses (1)	(50,323,242)	(52,780,491)	(162,818,291)	(177,316,485)
Gain on property sales and extinguishment of debt	1,629,977	3,620,967	14,242,762	7,096,239
Noncontrolling interest	1,980,578	2,770,724	5,225,592	16,716,541
Net loss attributable to investment	$(10,978,776)	$(10,874,241)	$(36,488,254)	$(44,392,720)

Equity in loss of Multifamily Venture Limited Partnership (1)	$(768,597)	$(761,278)	$(2,554,451)	$(3,107,821)

*	See Note 3.

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090, which is included in Expenses on the summarized statement of operations of BVF. During the nine months ended September 30, 2010, the Company identified that the real estate impairment charge recorded at BVF related to prior periods and should have been reflected in previously reported consolidated financial statements of the Company. The

Company has concluded that the impact of this error to the prior periods and to the nine months ended September 30, 2010 is not material to the Company's consolidated financial statements and has recorded the additional equity in loss expense in the nine months ended September 30, 2010. Had this error been recorded in the proper periods, the impact on the adjustment on 2010 would have been a decrease in equity in loss of Multifamily Venture Limited Partnership and net loss of approximately $590,000.

During the nine months ended September 30, 2011, BVF recorded an impairment charge on its real estate in accordance with ASC 360-10 in the amount of $11,629,342, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $407,000 and is reflected in the equity loss recognized for the nine months ended September 30, 2011.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

During the nine months ended September 30, 2011, BVF recorded a net gain on the disposition of a long lived asset, pursuant to a short sale on behalf of the lender, that previously experienced an impairment charge. In accordance with ACS 360-10, BVF adjusted the cost basis of the asset to the carrying value at the time of the impairment charge and computed the resulting gain on the new cost basis. The loss on the sale was $428,614, of which the Company's share was approximately $15,000 and is reflected in the equity loss recognized for the nine months ended September 30, 2011. Additionally, concurrent with the short sale, the Company also recognized a gain from forgiveness of debt related to the extinguishment of the mortgage by the lender on the disposed real estate. The gain on the forgiveness of debt was $12,991,979 of which the Company's share was approximately $455,000 and is also reflected in the equity loss recognized for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, BVF prepaid a mortgage note which was recorded at fair value at acquisition in accordance with ASC 805-10, and recorded a gain of $1,679,397 as a result. The Company’s share was approximately $118,000 and is reflected in the equity loss recognized for the nine months ended September 30, 2011.

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

After making the determination that its investment in NoMa JV was a VIE, the Company performed an assessment of which partner would be considered the primary beneficiary of NoMa JV and would be required to consolidate the VIE's balance sheet and results of operations. This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of NoMa JV, and (2) had the obligation to absorb losses or the right to receive benefits of NoMa JV that could potentially be significant to the VIE based upon the terms of the partnership and management agreements of NoMa JV.  Because the managing member owns roughly two-thirds of the entity and all profits and losses are split pro-rata in accordance with capital accounts, the Company has determined that the managing member has the obligation to absorb the losses or the right to receive benefits of the VIE while retaining the power to make significant decisions for NoMa JV.  Based upon this understanding, the Company concluded that the managing member should consolidate NoMa JV and as such, the Company accounts for its investment in NoMa JV as an equity investment in an unconsolidated joint venture.

As of September 30, 2011, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $389,056 of capitalized interest on the investment.

The summarized statement of assets, liabilities and partners’ capital of NoMa JV is as follows:

	September 30, 2011	December 31, 2010
	(unaudited)	(unaudited)
ASSETS
Multifamily apartment communities, net	$50,807,043	$—
Cash and cash equivalents	575,738	—
Other assets	1,960,006	—
Total assets	$53,342,787	$—

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$4,223,797	$—
Other liabilities	986,138	—
Noncontrolling interest	4,813,285	—
Partners’ capital	43,319,567	—
Total liabilities and partners’ capital	$53,342,787	$—

Company’s share of partners’ capital	$14,439,856	$—
Basis differential (1)	$389,056	$—
Carrying value of the Company’s investment in Multifamily Limited Liability Company	$14,828,912	$—

(1)
This amount represents capitalized interest, pursuant to ASC 835-20, related to the Company's equity investment in the Multifamily Limited Liability Company. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of September 30, 2011.

The summarized statements of operations of NoMa JV for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$—	$—	$—	$—
Expenses	(111,400)	—	(267,147)	—
Noncontrolling interest	11,140	—	26,715	—
Net loss attributable to investment	$(100,260)	$—	$(240,432)	$—

Equity in loss of Multifamily Limited Liability Company	$(33,420)	$—	$(80,144)	$—

5.    MORTGAGE NOTES PAYABLE

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo Apartments, assumed a mortgage note payable with outstanding balances of $47,500,000, which is collateralized by the related property.  The note has a variable interest rate.  As of September 30, 2011, the weighted-average variable interest rate is 1.43%.  In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at the then current interest rates.  The fair market value at the acquisition date for the debt assumed on Glo Apartments was $42,203,273.  The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively.  On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010.  On March 15, 2010, the supplemental mortgages outstanding and secured by the Glo Apartments in the amount of $12,210,000 matured.  As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt.  Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit.  On March 15, 2010, the segregated cash was used to settle the letters of credit.  Because the assumed mortgage was originally recorded at fair value, the Company is required to amortize the difference between the fair value and the face value of the mortgage over the life of the mortgage.  During the nine months ended September 30, 2011 and 2010, the Company recorded $177,885 and $369,178 of amortization, resulting in an increase in the recorded mortgage balance and a charge to interest expense. During the nine months ended September 30, 2010, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company's financial statements for the prior periods or to the nine months ended September 30, 2010 taken as a whole, the Company corrected these errors during the nine months ended September 30, 2010. These adjustments included entries to correct errors in amortization of the fair value adjustment for 2009. Had these errors been corrected in the proper periods, the impact of the adjustments on the nine months ended September 30, 2010 would have been a decrease in interest expense and net loss of $196,552.

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, closed on a $26,500,000 bridge loan used to acquire the Estancia Townhomes property. The loan had an interest rate of 6.5% and a term of three months with a one-month extension available. On March 25, 2011, the Company closed on a $29,004,000 first mortgage on the Estancia Townhomes property. The loan is a non-recourse first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property and to pay expenses related to the new loan.

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD").  The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%.  The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado.  JV 2020 Lawrence submitted the first construction loan draw to the lender at closing.  As of September 30, 2011, the outstanding balance on the loan was $10,579,190.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $548,966,000 and $494,836,000 at September 30, 2011 and December 31, 2010, respectively.

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

During the nine months ended September 30, 2011 and 2010, the Company borrowed $33,375,000 and $0, respectively, under the revolving credit facility and repaid $0 and $15,720,000 of advances, respectively, during the same periods.  The Company incurred interest of $1,078,747 and $321,212 related to the facility during the nine months ended September 30, 2011 and 2010, respectively, of which $525,980 and $0 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $133,750 during the nine months ended September 30, 2011. There was $33,375,000 and $0 outstanding as of September 30, 2011 and December 31, 2010, respectively, under the facility.

7.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the nine months ended September 30, 2011 and 2010, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,569 and $5,025,579, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011 and 2010, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 follows:

		Three months ended		Nine months ended
		September 30,		September 30,
		2011	2010 Adjusted*	2011	2010 Adjusted*
Net loss from continuing operations		$(5,390,296)	$(6,176,834)	$(16,945,447)	$(19,591,105)
Add:	Net loss attributable to noncontrolling interest in properties	—	—	—	98,311
	Net loss attributable to noncontrolling interest in Operating Partnership	6,982,733	7,682,225	21,648,009	23,950,251
Less:	Preferred dividends	(1,675,195)	(1,675,187)	(5,025,569)	(5,025,579)
	Net income attributable to noncontrolling interest in properties	(88,216)	(18,305)	(207,050)	(18,305)
Loss from continuing operations		$(170,974)	$(188,101)	$(530,057)	$(586,427)

Net income (loss) from discontinued operations		$—	$—	$—	$—

Net loss available to common shareholders		$(170,974)	$(188,101)	$(530,057)	$(586,427)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted		$(0.12)	$(0.13)	$(0.38)	$(0.42)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted		$—	$—	$—	$—
Net loss available to common shareholders per common share, basic and diluted		$(0.12)	$(0.13)	$(0.38)	$(0.42)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196	1,406,196

*	See Note 3.

For the nine months ended September 30, 2011 and 2010, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has made commitments to two joint venture multifamily development projects during the nine months ended September 30, 2011.  The first project is to construct a 231-unit mid-rise multifamily apartment building in Denver, Colorado. The Company has a 91.075% interest in the joint venture and has made a commitment to invest $8.0 million to the project.  As of September 30, 2011, the Company has made capital contributions totaling approximately $5.3 million.  The second project is to construct a 603-unit mid-rise multifamily apartment building in Washington, D.C.  The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million to the project.  As of September 30, 2011, the Company has invested 100% of its total committed capital amount.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010 Adjusted*	2011	2010 Adjusted*
Net loss	$(5,390,296)	$(6,176,834)	$(16,945,447)	$(19,591,105)
Adjust: Noncontrolling common interest in properties	(88,216)	(18,305)	(207,050)	80,006
Loss before noncontrolling interest in Operating Partnership	(5,478,512)	(6,195,139)	(17,152,497)	(19,511,099)
Preferred dividend	(1,675,195)	(1,675,187)	(5,025,569)	(5,025,579)
Loss available to common equity	(7,153,707)	(7,870,326)	(22,178,066)	(24,536,678)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(6,982,733)	$(7,682,225)	$(21,648,009)	$(23,950,251)

*	See Note 3.

The following table sets forth summaries of the items affecting the noncontrolling common interest in the Operating Partnership:

	For the nine months ended
	September 30,
	2011	2010 Adjusted*
Balance at beginning of period	$(65,806,083)	$(34,172,349)
Noncontrolling common interest in Operating Partnership	(21,648,009)	(23,950,251)
Balance at end of period	$(87,454,092)	$(58,122,600)

*	See Note 3.

As of September 30, 2011 and December 31, 2010, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Property management fees	$833,191	$760,198	$2,456,538	$2,282,230
Expense reimbursements	53,325	52,500	159,975	157,500
Salary reimbursements	2,607,826	2,199,672	7,419,430	7,048,671
Asset management fees	412,314	412,315	1,236,944	1,236,944
Incentive advisory fee	319,074	988,245	706,740	1,113,904
Acquisition fees	—	—	420,000	—
Construction management fees	134,130	117,170	200,513	162,423
Development fees	69,705	—	139,410	—
Interest on revolving credit facility	441,459	—	1,078,747	321,212
Commitment fee on revolving credit facility	12,750	—	133,750	—
Total	$4,883,774	$4,530,100	$13,952,047	$12,322,884

Amounts due to affiliates of $1,369,393 and $1,820,827 are included in “Due to affiliates, net” at September 30, 2011 and December 31, 2010, respectively, represent intercompany development fees, expense reimbursements, asset management fees and shared services.

Expense reimbursements due to affiliates of $4,225,392 and $7,796,806 are included in “Due to affiliates, net” at September 30, 2011 and December 31, 2010, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $2,855,999 and $5,975,979 are included in “Due to affiliates, net” at September 30, 2011 and December 31, 2010, respectively, in the accompanying Consolidated Balance Sheets.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $1,236,944 of property management fees in the nine-month periods ended September 30, 2011 and 2010.

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

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment (the "Amendment") to the Advisory Services Agreement with Berkshire Advisor, an affiliate of the Company.   The Amendment includes an Incentive Advisory Fee component to the existing asset management fees paid to the Advisor, which is based on the increase in value of the Company over the Base Value established as of December 31, 2009.  The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value.  The Incentive Advisory Fee is variable and generally to the extent the value of the Company decreases, the accrued Incentive Advisory Fee would be reduced accordingly.  Like the Asset Management Fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due.

As of September 30, 2011 and December 31, 2010, the liability amounts pursuant to the Amendment were $2,914,535 and $2,207,795, respectively, and are included in "Due to affiliates, incentive advisory fees" on the consolidated balance sheets.  The Company incurred $706,740 and $1,113,904 of Incentive Advisory Fees in the nine-month periods ended September 30, 2011 and 2010, respectively.  Any future liability will be based upon any increase in value of the Company over the Base Value.  Payments from the plan will approximate the amounts the Advisor pay to its employee.  Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company has not made any Incentive Advisory Fee payments and $2,914,535 remained payable as of September 30, 2011.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the nine months ended September 30, 2011, the Company paid a fee on the acquisition of Estancia in the amount of $420,000, which was charged to General and Administrative expenses pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009.  The Company did not make any acquisitions in the nine-month period ended September 30, 2010.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $200,513 and $162,423 in construction management fees for the nine months ended September 30, 2011 and 2010, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, for property development services.  As of September 30, 2011, the Company has one property under development, 2020 Lawrence, and has incurred fees totaling $139,410 for the project during the nine months ended September 30, 2011.  The fees were based on the project’s development/construction costs.  As of September 30, 2011, $0 remained payable related to the project.

During the nine months ended September 30, 2011 and 2010, the Company borrowed $33,375,000 and $0, respectively, under the revolving credit facility and repaid $0 and $15,720,000 of advances, respectively, during the same periods.  The Company incurred interest of $1,078,747 and $321,212 related to the facility during the nine months ended September 30, 2011 and 2010, respectively, of which $525,980 and $0 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $133,750 during the nine months ended September 30, 2011. There was $33,375,000 and $0 outstanding as of September 30, 2011 and December 31, 2010, respectively, under the facility.

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

13.    PROFORMA CONDENSED FINANCIAL INFORMATION

During the three and nine months ended September 30, 2011 and 2010, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

As discussed in Footnote 1, the Company and certain of its subsidiaries acquired interests in the Estancia Townhomes property during 2011. The following unaudited proforma information was prepared as if the 2011 transaction related to the acquisition of Estancia Townhomes property occurred as of January 1, 2010. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2010, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma financial information for the nine months ended September 30, 2011 and 2010 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2010 to the acquisition date as appropriate.

	Nine months ended September 30,
	2011	2010

Proforma revenue from rental property	$66,829,343	$64,253,893
Proforma net loss	$(17,111,455)	$(20,541,193)
Proforma net loss attributable to common shareholders	$(696,065)	$(1,536,515)
Proforma net loss attributable to common shareholders, per common share, basic and diluted	$(0.49)	$(1.09)
Included in the consolidated statements of income for the nine months ended September 30, 2011 are total revenues of $2,970,291 and net income attributable to common shareholders of $1,519,172 since the respective date of acquisition through September 30, 2011 for the Estancia Townhomes property.

14.    SUBSEQUENT EVENTS

On October 26, 2011, the Company executed a purchase and sale agreement to sell the Glo property located in Los Angeles, California for $69 million. The sale is subject to the assumption by the purchaser of the bonds secured by the property. The closing is anticipated to take place late in the fourth quarter of 2011 or early in the first quarter of 2012 if the bond assumption process takes longer than currently anticipated. Proceeds from the sale will be used to pay down the balance on the revolving credit facility with an affiliate of the Company.

On November 2, 2011, the Company borrowed an additional $584,000 under the revolving credit facility arrangement available from an affiliate of the Company. The proceeds of the advance were used to fund the ongoing development activities of the Company. The additional advance of $584,000 brings the total amount outstanding under the facility to $33,959,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc. (the “Company”) and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

As of November 10, 2011, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine months ended September 30, 2011 included the following:

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
On March 25, 2011, the Company closed on a $29,004,000 first mortgage on the Estancia Townhomes property. The loan is a non-recourse first mortgage note collateralized by the property with a fixed interest rate of 5.15% and a term of 10 years. Proceeds from the loan were used to repay the $26,500,000 bridge loan used to acquire the property, pay expenses related to the new loan and for other general operating activities of the Company.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. The contribution of partnership commitment capital totaled $5,290,603 during the nine months ended September 30, 2011.

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

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “Developer”).  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles. As of September 30, 2011, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV.

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

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD"). The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%. The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado. JV 2020 Lawrence submitted the first construction loan draw to the lender at closing. As of September 30, 2011, the outstanding balance on the loan was $10,579,190.

On May 24, 2011, the Company executed an amendment to the revolving credit facility which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

During the nine months ended September 30, 2011, the Company borrowed an aggregate of $33,375,000 under the revolving credit facility available from an affiliate of the Company for use in its acquisition and investing activities.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2011 and December 31, 2010, the Company had $10,600,628 and $12,893,665 of cash and cash equivalents, respectively.  Cash provided and used by the Company for three-month and nine-month periods ended September 30, 2011 and 2010 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Cash provided by operating activities	$4,418,002	$4,298,097	$11,798,321	$9,601,303
Cash (used in) provided by investing activities	(5,355,570)	(2,875,699)	(77,770,167)	6,003,638
Cash provided by (used in) financing activities	1,223,318	(2,629,881)	63,678,809	(19,793,198)

During the nine months ended September 30, 2011, cash decreased by $2,293,037.  The overall decrease was due primarily to the acquisition costs of Estancia Townhomes and 2020 Lawrence totaling $53,558,329 and the investment in Multifamily Limited Liability Company of $14,909,056, which were funded by borrowings from mortgage notes payable of $66,083,190 and proceeds from the revolving credit facility of $33,375,000. In addition, cash was decreased by principal payments on mortgages of $29,763,801, including $26,500,000 of debt related to the Estancia Townhomes bridge loan that was refinanced in March 2011, capital expenditures of $11,851,249, and the Company's regular quarterly distributions to its preferred shareholders totaling $5,025,569.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of September 30, 2011, approximately $72,611,000 of principal, or 14.2% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During that three-year period, principal of $3,500,000 and $55,995,000 relates to loans that are due to mature and be repaid in full in 2012 and 2013, respectively.  All other payments of principal during the three-year period are monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages. Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies with liquidity.

On January 31, 2011, the Operating Partnership, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas. The sellers were unaffiliated third parties. The purchase price for the property was $42,000,000 and was subject to normal operating prorations as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $26,500,000 bridge loan used to acquire the property. The loan had an interest rate of 6.5% and a term of three months with a one-month extension available.

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

As of September 30, 2011, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exceptions of Glo, which has a variable interest rate mortgage that is capped at 6% through 2013.

The Company has a $40,000,000 revolving credit facility in place with an affiliate of the Company.  As of September 30, 2011 and December 31, 2010, there was $33,375,000 and $0 outstanding on the facility, respectively.

Capital Expenditures

The Company incurred $2,805,267 and $2,368,351 in recurring capital expenditures during the nine months ended September 30, 2011 and 2010, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $9,045,982 and $4,002,476 in renovation and development related capital expenditures during the nine months ended September 30, 2011 and 2010, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

During 2007, the Company, as part of the decision to acquire the Berkshires at Town Center property, approved a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements.  The project includes rehabilitation of all apartment units, common areas including the lobby, central utility systems, replacement of all windows and painting of the exterior.  As of September 30, 2011, the interior portion of the project was 99% complete as 195 of the 196 units had been renovated, of which 99% have been leased.  The project is on track and spending is within budget.  As of September 30, 2011, the Company had incurred approximately $3,526,000 on the rehabilitation project.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. As of September 30, 2011, the project development cost incurred were approximately $14,039,000 of the total budgeted costs of approximately $55.5 million, of which $45.5 million is being funded by HUD-insured financing.

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

The Company’s capital budgets for 2011 anticipate spending approximately $7,780,000 for ongoing rehabilitation, including the Berkshires at Town Center project.  As of September 30, 2011, the Company has not committed to any new significant rehabilitation projects.

The Company has not approved any additional renovation projects during the nine-month period ended September 30, 2011 and no other renovation projects are currently anticipated.

Fair Value of Real Estate Assets

Management continuously monitors the financial performance of the Company's assets, and from time to time estimates the fair value of the Company's properties.  In connection with its most recent estimation of fair value, management has engaged an independent appraisal firm to value the fully-developed real estate assets of the Company as of September 30, 2011.  As of the date of this filing, the appraisal work has not been completed; however, based upon management's opinion as well as current indications of the appraisal firm, management estimates the gross fair value of the real estate assets held by the Company was between $860,000,000 and $880,000,000 at the end of the quarter.   Fair value is not a GAAP financial measure and should not be considered as an alternative to net book value of real estate assets, the most directly comparable financial measure calculated and presented in accordance with GAAP.  The net book value of our real estate assets was $458,746,887 and $419,531,860 at September 30, 2011 and December 31, 2010, respectively, and is presented on the balance sheet as multifamily apartment communities, net of accumulated depreciation.

Discussion of acquisitions for the nine months ended September 30, 2011

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

On February 10, 2011, the Operating Partnership, through a newly formed subsidiary, BIR 2020 Lawrence, L.L.C. (“BIR 2020”), entered into the Amended and Restated Limited Liability Company Agreement of 2020 Lawrence Street, L.L.C. joint venture agreement (“JV 2020 Lawrence”) with Zocalo Community Development, Inc. (“Zocalo”) and JB 2020, LLC (“JB 2020”), unrelated third parties, to acquire a 91.075% ownership interests in a development project to build a 231-unit multifamily mid-rise apartment community in Denver, Colorado. Total budgeted development costs are approximately $55.5 million of which approximately $45.5 million is being financed by a HUD-insured construction loan that will convert to permanent financing with a term of 40 years at the completion of the development construction period. The investment is consistent with the Company's desire to acquire or develop well located Class A multifamily apartment communities and building at attractive prices. The capital commitment of BIR 2020 to the project is $8,000,000.

Under the terms of the limited liability company agreement governing JV 2020 Lawrence, BIR 2020 owns a 91.075% interest and Zocalo and JB 2020 own a 5.282% and 3.643%, respectively, interest in JV 2020 Lawrence. Zocalo is entitled to perform property management services and receive fees in payment thereof. The Company evaluated its investment in JV 2020 Lawrence and concluded that the investment was not a variable interest entity under ASC 810-10 and therefore accounts for the investment based on its controlling interest in the venture.

Discussion of dispositions for the nine months ended September 30, 2011

The Company did not dispose of any properties during the nine-month period ended September 30, 2011.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the nine months ended September 30, 2011 and 2010, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,569 and $5,025,579, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011 and 2010, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the nine months ended September 30, 2011, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties acquired or placed in service and owned through September 30, 2011, was increased by the purchase of Estancia and a development project, 2020 Lawrence.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the nine-month period ended September 30, 2010, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the nine months ended September 30, 2011 and 2010 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three-month period ended September 30, 2011 and 2010, net loss was $(5,390,296) and $(6,176,834), respectively.  For the nine months ended September 30, 2011 and 2010, net loss was $(16,945,447) and $(19,591,105), respectively. A reconciliation of the Company’s NOI to net loss for the three- and nine-month periods ended September 30, 2011 and 2010 is presented as part of the following tables.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 26 properties acquired or placed in service on or prior to January 1, 2010 and owned through September 30, 2011.

	Same Property Portfolio
	Three months ended September 30,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$19,563,669	$18,952,482	$611,187	3.22%
Interest, utility reimbursement and other	1,861,288	1,673,389	187,899	11.23%
Total revenue	21,424,957	20,625,871	799,086	3.87%

Operating Expenses:
Operating	4,988,230	4,636,834	351,396	7.58%
Maintenance	1,594,947	1,410,435	184,512	13.08%
Real estate taxes	1,945,974	2,149,371	(203,397)	(9.46)%
General and administrative	577,224	507,754	69,470	13.68%
Management fees	804,626	779,981	24,645	3.16%
Total operating expenses	9,911,001	9,484,375	426,626	4.50%

Net Operating Income	11,513,956	11,141,496	372,460	3.34%

Non-operating expenses:
Depreciation	7,390,126	7,554,925	(164,799)	(2.18)%
Interest, inclusive of amortization of deferred financing fees	6,760,102	6,825,936	(65,834)	(0.96)%
Amortization of acquired in-place leases and tenant relationships	—	28,218	(28,218)	(100.00)%
Total non-operating expenses	14,150,228	14,409,079	(258,851)	(1.80)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(2,636,272)	(3,267,583)	631,311	19.32%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	—	—	—	—%

Net loss	$(2,636,272)	$(3,267,583)	$631,311	19.32%

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

	Total Property Portfolio
	Three months ended September 30,
	2011	2010 Adjusted*	Increase/ (Decrease)	% Change
Revenue:
Rental	$20,645,812	$18,877,415	$1,768,397	9.37%
Interest, utility reimbursement and other	1,900,254	1,675,053	225,201	13.44%
Total revenue	22,546,066	20,552,468	1,993,598	9.70%

Operating Expenses:
Operating	5,399,595	4,786,823	612,772	12.80%
Maintenance	1,649,864	1,410,435	239,429	16.98%
Real estate taxes	2,206,524	2,149,371	57,153	2.66%
General and administrative	914,262	1,025,223	(110,961)	(10.82)%
Management fees	1,272,898	1,198,849	74,049	6.18%
Incentive advisory fees	319,074	988,245	(669,171)	(67.71)%
Total operating expenses	11,762,217	11,558,946	203,271	1.76%

Net Operating Income	10,783,849	8,993,522	1,790,327	19.91%

Non-operating expenses:
Depreciation	7,903,053	7,554,925	348,128	4.61%
Interest, inclusive of amortization of deferred financing fees	7,373,125	6,825,935	547,190	8.02%
Amortization of acquired in-place leases and tenant relationships	95,950	28,218	67,732	240.03%
Total non-operating expenses	15,372,128	14,409,078	963,050	6.68%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(4,588,279)	(5,415,556)	827,277	15.28%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(802,017)	(761,278)	(40,739)	(5.35)%

Net loss	$(5,390,296)	$(6,176,834)	$786,538	12.73%

*	See Note 3.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended September 30, 2011 in comparison to the similar period of 2010.  The increase is mainly attributable to increased occupancy and rents at most of the properties. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments; however, the improving economic environment has resulted in decreased bad debts for the portfolio compared to the prior three-month period. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three-month period ended September 30, 2011 as compared to the three months ended September 30, 2010, due primarily to the continued expansion in use of utility bill back programs, increased fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses increased in the three months ended September 30, 2011 as compared to the same period of 2010. Higher payroll expenses related to increased benefits costs through September 30, 2011, in addition to higher utility expenses including water and sewer charges related to fluctuations in comparable usage at various properties, were partially offset by savings in property group insurance.

Maintenance

Maintenance expenses increased in the three months ended September 30, 2011 as compared to the same period of 2010, mainly due to costs associated with various small incidents at properties which were less than the insurance deductible and include water related events at Berkshires at Town Center. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the three months ended September 30, 2011 from the comparable period of 2010.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses increased in the three-month period ended September 30, 2011 compared to 2010, mainly due to increased state income taxes related to municipal taxes at a property not previously incurred, in addition to normal operating expense fluctuations experienced throughout the properties of the Same Property Portfolio, including legal expenses related to tenant issues.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended September 30, 2011 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Berkshires at Town Center property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended September 30, 2011 decreased over the comparable period of 2010 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended September 30, 2011 as compared to the same period in 2010.  The decrease is related to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the three-month period ended September 30, 2011.

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010
(Total Property Portfolio)

In general, increases in revenues and total operating and non-operating expenses of the Total Property Portfolio for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as properties were acquired or began development during the first quarter of 2011.   The increase in total operating expenses was also attributable to increased corporate-related legal costs recorded during the quarter ended September 30, 2011, offset by decreased Incentive Advisory Fees accrued pursuant to the Advisory Services Agreement recorded during the same period. (Refer to Related Party Transactions on page 18 for further discussion.) The increase in total non-operating expenses was mainly attributable to higher interest expenses incurred as a result of higher revolving credit balance outstanding during the three months ended September 30, 2011 when compared to the same period ended September 30, 2010.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

	Same Property Portfolio
	Nine months ended September 30,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$58,140,990	$56,737,619	$1,403,371	2.47%
Interest, utility reimbursement and other	5,430,377	4,785,176	645,201	13.48%
Total revenue	63,571,367	61,522,795	2,048,572	3.33%

Operating Expenses:
Operating	14,544,830	14,145,924	398,906	2.82%
Maintenance	4,309,170	4,079,628	229,542	5.63%
Real estate taxes	5,981,207	6,293,744	(312,537)	(4.97)%
General and administrative	1,719,350	1,740,049	(20,699)	(1.19)%
Management fees	2,387,554	2,329,565	57,989	2.49%
Total operating expenses	28,942,111	28,588,910	353,201	1.24%

Net Operating Income	34,629,256	32,933,885	1,695,371	5.15%

Non-operating expenses:
Depreciation	22,257,412	23,598,368	(1,340,956)	(5.68)%
Interest, inclusive of amortization of deferred financing fees	20,188,478	20,301,253	(112,775)	(0.56)%
Amortization of acquired in-place leases and tenant relationships	8,916	104,480	(95,564)	(91.47)%
Total non-operating expenses	42,454,806	44,004,101	(1,549,295)	(3.52)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(7,825,550)	(11,070,216)	3,244,666	29.31%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	—	—	—	—%

Net loss	$(7,825,550)	$(11,070,216)	$3,244,666	29.31%

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

	Total Property Portfolio
	Nine months ended September 30,
	2011	2010 Adjusted*	Increase/ (Decrease)	% Change
Revenue:
Rental	$60,934,736	$56,243,615	$4,691,121	8.34%
Interest, utility reimbursement and other	5,538,304	4,793,930	744,374	15.53%
Total revenue	66,473,040	61,037,545	5,435,495	8.91%

Operating Expenses:
Operating	15,642,205	14,798,017	844,188	5.70%
Maintenance	4,436,220	4,079,628	356,592	8.74%
Real estate taxes	6,429,581	6,438,603	(9,022)	(0.14)%
General and administrative	3,761,984	3,171,056	590,928	18.64%
Management fees	3,774,741	3,594,308	180,433	5.02%
Incentive advisory fees	706,740	1,113,904	(407,164)	(36.55)%
Total operating expenses	34,751,471	33,195,516	1,555,955	4.69%

Net Operating Income	31,721,569	27,842,029	3,879,540	13.93%

Non-operating expenses:
Depreciation	23,594,481	23,598,368	(3,887)	(0.02)%
Interest, inclusive of amortization of deferred financing fees	21,952,124	20,622,465	1,329,659	6.45%
Amortization of acquired in-place leases and tenant relationships	485,816	104,480	381,336	364.98%
Total non-operating expenses	46,032,421	44,325,313	1,707,108	3.85%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(14,310,852)	(16,483,284)	2,172,432	13.18%

Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(2,634,595)	(3,107,821)	473,226	15.23%

Net loss	$(16,945,447)	$(19,591,105)	$2,645,658	13.50%

*	See Note 3.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the nine-month period ended September 30, 2011 in comparison to the similar period of 2010.  The increase is mainly attributable to increased occupancy and rents at most of the properties. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments; however, the improving economic environment has resulted in decreased bad debts for the portfolio compared to the prior period. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010, due primarily to the continued expansion in use of utility bill back programs, increased fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses increased in the nine months ended September 30, 2011 as compared to the same period of 2010.  Higher payroll expenses related to increased benefits costs through September 30, 2011, in addition to higher utility expenses including water and sewer charges related to fluctuations in comparable usage at various properties, were partially offset by savings in property group insurance.

Maintenance

Maintenance expenses increased in the nine months ended September 30, 2011 as compared to the same period of 2010, mainly due to costs associated with various small incidents at properties which were less than the insurance deductible and include water related events at Berkshires at Town Center and Berkshires at Lenox Park. The increase was partially offset by lower snow removal costs at the Seasons and Berkshire of Columbia properties as compared to 2010. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the nine months ended September 30, 2011 from the comparable period of 2010.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

General and Administrative

General and administrative expenses decreased in the nine-month period ended September 30, 2011 compared to 2010, mainly due to bond redemption fees of $223,300 incurred in 2010 related to the maturity of the Glo property loans in March of that year for which there were no comparative expenses in 2011. The decrease was partially offset by increased state income taxes related to municipal taxes at a property not previously incurred.

Management Fees

Management fees of the Same Property Portfolio increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the nine months ended September 30, 2011 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Berkshires at Town Center property, and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the nine months ended September 30, 2011 decreased over the comparable period of 2010.  The decrease is mainly attributable to an one-time adjustment to record $196,552 of prior period negatively amortized interest on the Glo loans during the nine months ended September 30, 2010 for which there was no comparative adjustment recorded in 2011. The decrease was partially offset by higher interest expenses for the Citrus Park property. The Citrus Park loan was paid off in November 2009 and refinancing of the property was closed in May 2010. As a result, interest expense at Citrus Park is significantly higher for the first half of 2011 compared to 2010.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the nine months ended September 30, 2011 as compared to the same period in 2010.  The decrease is related to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the nine-month period ended September 30, 2011.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010
(Total Property Portfolio)

In general, increases in revenues and total operating and non-operating expenses of the Total Property Portfolio for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as properties were acquired or began development during the first quarter of 2011.   The increase in total operating expenses was also attributable to transaction costs of $620,779 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in General and Administrative expenses for the nine-month period ended September 30, 2011, as well as increased corporate-related legal costs recorded during the nine months ended September 30, 2011, offset by decreased Incentive Advisory Fees accrued pursuant to the Advisory Services Agreement recorded during the same period. (Refer to Related Party Transactions on page 18 for further discussion.) The increase in total non-operating expenses was mainly attributable to higher interest expenses incurred as a result of higher revolving credit balance outstanding during the nine months ended September 30, 2011 when compared to the same period ended September 30, 2010.

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

The following table presents a reconciliation of net loss to FFO for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010 Adjusted*	2011	2010 Adjusted*
Net loss	$(5,390,296)	$(6,176,834)	$(16,945,447)	$(19,591,105)
Add:
Depreciation of real property	6,995,432	6,779,235	20,921,838	21,161,292
Amortization of acquired in-place leases and tenant relationships	95,950	28,218	485,816	104,480
Equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	802,017	761,278	2,634,595	3,107,821
Funds from operations of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	356,042	456,055	889,628	690,036
Less:
Noncontrolling interest in properties share of funds from operations	(341,416)	(315,378)	(953,804)	(721,103)
Funds from Operations	$2,517,729	$1,532,574	$7,032,626	$4,751,421

*	See Note 3.

FFO for the three and nine months ended September 30, 2011 increased as compared to FFO for the three- and nine-month period ended September 30, 2010.  The increase in FFO is due primarily to the increased revenue, general and administrative expenses related to the bond redemption fees of $223,300 incurred during the nine months ended September 30, 2010, as well as an one-time adjustment to record $196,552 of prior period negatively amortized interest on the Glo loans during the nine months ended September 30, 2010 for which there were no comparative adjustments recorded in 2011. The increase was partially offset by transaction costs for the acquisition of Estancia of $620,779, which were included in General and Administrative expense on the Consolidated Statement of Operations during the nine months ended September 30, 2011 and increased interest expense incurred as a result of higher revolving credit balance outstanding during the nine months ended September 30, 2011 when compared to the same period ended September 30, 2010.

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

Though the United States' economy continues to be challenged by the high unemployment rate, slow but reasonably steady growth is still seen in many parts of the economy. The multifamily sector continues to exhibit strong fundamentals and improved performance on a national basis, evidenced by improved occupancy levels and increases in effective rents. These improvements are due, in large part, to favorable supply and demand dynamics, as construction of new apartment units and single family homes has decreased significantly, home ownership has declined, and the home buying market has weakened due to stricter mortgage qualification standards and declining home values.

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

The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of September 30, 2011.

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed Rate Debt	$1,028,506	$8,992,221	$61,072,707	$66,312,271	$63,366,993	$281,512,808	$482,285,506
Average Interest Rate	5.34%	5.62%	5.05%	5.49%	5.67%	5.78%	5.63%

	2011	2012	2013	2014	2015	Thereafter	Total
Variable Rate Debt	$—	$684,887	$832,698	$844,678	$856,830	$27,379,654	$30,598,747
Average Interest Rate	—	1.43%	1.43%	1.43%	1.43%	1.43%	1.43%

The level of market interest rate risk remained relatively consistent from December 31, 2010 to September 30, 2011.  As of September 30, 2011, $30,598,747 of the Company’s debt outstanding is subject to variable interest rates.  The Company’s variable rate exposure is limited to 6% as the Company holds an interest rate cap contract for the related debt.  The weighted-average variable interest rate on the debt was 1.43% at September 30, 2011.  The Company estimates that the effect of a 1% increase or decrease in interest rates would not have a material impact on interest expense.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

- None

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011. As of September 30, 2011, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
November 14, 2011	/s/ David C. Quade
David C. Quade
President and Principal Executive Officer

November 14, 2011	/s/ Christopher M. Nichols
Christopher M. Nichols
Senior Vice President and Principal Financial Officer