Form 10-K
period 2011-12-31
BERKSHIRE INCOME REALTY, INC.
filed 2012-03-30
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________

Commission File number 001-31659
BERKSHIRE INCOME REALTY, INC.

State of Incorporation - Maryland
Internal Revenue Service - Employer Identification No. 32-0024337
One Beacon Street, Boston, Massachusetts 02108
(617) 523-7722

Securities registered pursuant to Section 12(b) of the Act:    Yes

Title of Class	Name of each exchange on which registered
Series A 9% Cumulative Redeemable Preferred Stock	NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates:    Not applicable.

There were 1,406,196 shares of Class B common stock outstanding as of March 29, 2012.

There are no documents required to be incorporated by reference to this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "33 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "34 Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity, Berkshire Multifamily Equity Fund, LP ("BMEF"), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America ("GAAP") and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A - Risk Factors and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the "SEC").

The risks listed here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, the Company operates in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risks factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.

As used herein, the terms "we", "us", "BIR" or the "Company" refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002. The Company is in the business of acquiring, owning, operating, developing and renovating multifamily apartment communities. Berkshire Property Advisors, L.L.C. ("Berkshire Advisor" or "Advisor") is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors ("Board") oversight. Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions of this Form 10-K for additional information about the Advisor.

PART I

ITEM 1.    BUSINESS

EXECUTIVE SUMMARY

During 2011, the Company continued to monitor its mortgage debt in order to manage its existing debt, obtain new debt for acquisitions and development projects and manage loans with upcoming maturity dates. The Company assesses its outstanding debt to determine if refinancing any loans is desirable in order to take advantage of current low interest rates in the improving capital markets as well as manage upcoming maturity events. During 2011, the Company was successful in obtaining replacement financing for a second mortgage that had an upcoming maturity date that predated that of the first mortgage on the property. The loan was refinanced to a term that is now coterminous with the primary debt on the property. The Company also obtained a bridge loan in the amount of $26,500,000 that was used to acquire the Estancia Townhomes property in Dallas, Texas which was later replaced with permanent debt of $29,004,000. The Company also obtained a construction to permanent loan in the amount of $45,463,100 with very favorable terms for the 2020 Lawrence development project in Denver, Colorado.

The Company continued to focus on maintaining occupancy levels at all properties throughout the portfolio in an effort to maximize operating revenue. Occupancy levels remained stable in the mid-90% range for most properties which approximates average occupancy levels from the prior year at the Company's Same Portfolio Properties ("Same Store"). As in past years when the rental market exhibits signs of softness, the Company has offered short-term rental concessions to new and renewing tenants at properties within markets experiencing the slowdown to maintain occupancy without producing significant fluctuations in market rental rates. The Company utilizes revenue management software at most properties in the portfolio which has proven beneficial in the process of maximizing rental revenue. Additionally, the Company continues to employ a strategy of increasing the value of its portfolio by implementing property management efficiencies, physical asset improvements at its properties and replacement of existing properties with higher quality assets through acquisitions and dispositions. The Company's efforts to execute these strategies continued to provide the desired operating results during the year.

In 2011, the national economy continued to show signs of improvement evidenced by strong growth in rental rates and improved occupancies. Demand for apartments increased due to limited new supply of units due to lack of construction of multifamily and single family houses and decreases in home ownership due to foreclosures and stricter lending requirements. Changes in the Company's operating model made over the past few years have yielded and continued to yield positive results during 2011. With the improvements in the economy, the Company was able to start to modify its operating model and was able to implement increases in rental rates in select sub-markets that exhibited economic indicators that suggested increased rental rates would be accepted by tenants.

The Company will continue to take advantage of acquisition and disposition investment opportunities as they become available that meet the desired investment parameters of the portfolio. The Company's investment strategy will continue to focus on transactions that yield higher quality properties utilizing sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate and foreclosure auctions within limitations of the credit and equity markets. The Company will consider placing funds, as available, in qualifying investment opportunities in the form of acquisition of new properties, property development projects, renovation of established properties and other qualifying investments including the acquisition of debt secured by real estate. During 2011, the Company acquired a Class A operating property in Dallas, Texas, entered into three new development joint ventures in Washington, D.C., Denver, Colorado and Walnut creek, California, and sold its interest in the Glo property located in Los Angeles, California. Additionally, the Company recently sold the Riverbirch property in Charlotte, North Carolina. Proceeds from the sales of the Glo and Riverbirch properties were used to reduce outstanding debt on the Company's revolving credit facility. The advances on the facility were used to fund the acquisitions of the Dallas property and capital contributions to the development joint ventures. The Company will continue to assess investment opportunities as they arise.

BUSINESS
In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers (the "Offering") to issue its 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") in exchange for interests ("Interests") in various mortgage funds (collectively, the "Mortgage Funds"). For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to issue its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of Preferred Shares reflected in the financial statements of the Company. On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 Preferred Shares, respectively, with a $25.00 liquidation preference per share. Simultaneously with the completion of the Offering on April 4, 2003, KRF Company contributed its ownership interests in five multifamily apartment communities (the "Properties") to our operating partnership, Berkshire Income Realty-OP, L.P. (the

"Operating Partnership"), in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

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

The Company does not have any employees. Its day-to-day business is managed by Berkshire Advisor, an affiliate of KRF Company, the holder of the majority of our common stock, which has been retained pursuant to the advisory services agreement described under Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence. Our principal executive offices are located at One Beacon Street, Suite 1500, Boston, Massachusetts 02108 and our telephone number at that address is (617) 523-7722.

We are required to file annual, quarterly, current reports, and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. The Company voluntarily provides, free of charge, paper or electronic copies of all filings upon request. Additionally, all filings are available free of charge on our website. Our Internet address is http://www.berkshireincomerealty.com.

ITEM 1A.    RISK FACTORS

RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this report and other statements we or our representatives make from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this report. In connection with the forward-looking statements that appear in this report, you should also carefully review the cautionary statement referred to herein under "Special Note Regarding Forward-Looking Statements."

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

In many of the markets where we may seek to acquire multifamily apartment communities, we may face significant competition from well capitalized real estate investors, including private investors, publicly traded REITs and institutional investors. This competition can result in sellers obtaining premiums on their real estate, which sometimes pushes the price beyond what we may consider to be a prudent purchase price. To mitigate these factors, our sourcing strategy also includes non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions. Some of these acquisition strategies can involve more risk than market rate core and core-plus acquisitions. The additional risks associated with these broader sourcing strategies could result in lower profits, or higher losses, than would be realized in market rate acquisitions.

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

Our inability to dispose of a property we own or may acquire in the future without the consent of a tenant-in-common or venture partner would increase the risk that we could be unable to dispose of the property, or dispose of it promptly, in response to economic or other conditions. The inability to respond promptly to changes in performance of the property could adversely affect our financial condition and results of operations.

We may face significant competition and we may not compete successfully.

We may face significant competition in seeking investments including competition from our affiliate BMEF or other entities formed by our affiliates in the future. Acquisition restrictions placed on the Company by BMEF are applicable during the investment period of BMEF. The investment period of BMEF ends in September 2014. In addition, we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REITs, institutional investors and other investors, including companies that may be affiliated with the Advisor. When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

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

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss. The deductibles applicable to an insured loss caused by "Named Storms", a term as defined in the insurance policy, which are usually in the form of a hurricane, at certain properties we operate, are higher than deductibles for other insured losses covered by the policy. Specifically, the deductibles for "Named Storms" are based on a percentage of the insured property value with a specific minimum amount. Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a "Named Storm" in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and even higher amounts for insured losses caused by a "Named Storm" in the counties of Dade, Broward and Palm Beach, Florida. Losses resulting from "Named Storms" could adversely affect us.

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

Our multifamily residential properties must comply with Title II of the Americans with Disabilities Act (the "ADA") to the extent that such properties are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of our properties where such removal is readily achievable. The ADA does not, however, consider residential properties to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. We believe that our properties comply in all material respects with all current requirements under the ADA and applicable state laws. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition.

The Fair Housing Act (the "FHA") requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. We believe that our properties that are subject to the FHA are in compliance with such law. The cost of defending against any claims of liability under the FHA or the payment of any related fines or damages could adversely affect our financial condition.

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

We face valuation and liquidity risk.

The Company may invest in real estate and real estate related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. In addition, the economy has not yet fully recovered from the significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. This contraction in capital includes sources that the Company may depend on to finance certain investments. Although transaction activity has increased in the past year, the decline in prices of real estate and real estate related investments in prior periods, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

We face financing and/or refinancing risk.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets. A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so. In the event the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments. As of December 31, 2011, the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

We face loan covenant risk.

In the normal course of business, the Company enters into loan agreements with certain lenders to finance its real estate investment transactions. These loan agreements contain, among other conditions, events of default and various covenants and representations. The Company believes it was in compliance with all these covenants during 2011. However, if the lenders determine we were not in compliance, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its loans. For the year ended December 31, 2011, no loan agreements were terminated as a result of non-compliance with covenants. In the event the Company's current credit facilities are not extended and/or the Company is forced to repay its loans, the Company may be required to sell assets at potentially unfavorable prices. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.

We face development financing risk.

In order to fund new real estate investments, as well as refurbish and improve existing investments, both the Company as well as potential owners must periodically spend money. The availability of funds for new investments and maintenance of existing investments depends in large measure on capital markets and liquidity factors over which management can exert little control. Events over the past several years, including failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile, a state from which they have not fully recovered. As a result, many current and prospective owners are finding financing to be increasingly difficult to obtain. In addition, such failures may prevent some projects that are in construction or development from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. Delays, increased costs and other impediments to restructuring such projects may affect our ability to execute our investment strategy in connection with such projects. This contraction in capital sources has not had a significant adverse impact on the Company's liquidity position, results of operations and financial condition but may adversely impact the Company if market conditions continue to deteriorate.

We face diversification risk.

The assets of the Company are concentrated in the real estate sector, specifically garden style and mid-rise multifamily apartment communities. Accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors. Furthermore, even within the real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment. The Company is engaged primarily in the acquisition, ownership, operations, development and rehabilitation of multifamily apartment communities in the Baltimore/Washington, D.C., Southeast, Southwest, Northwest and Midwest areas of the United States. This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

We face concentrations of market, interest rate and credit risk.

Concentrations of market, interest rate and credit risk may exist with respect to the Company's investments and its other assets and liabilities. Market risk is a potential loss the Company may incur as a result of changes in the fair value of its investment. The Company may also be subject to risk associated with concentrations of investments in geographic regions and industries. Interest rate risk includes the risk associated with changes in prevailing interest rates. Derivatives may be used for managing interest rate risk associated with the Company's portfolio of investments. Credit risk includes the possibility that a loss may occur from the failure of counterparties or issuers to make payments according to the terms of a contract. The Company's exposure to credit risk at any point in time is generally limited to amounts recorded as assets on the consolidated balance sheet.

Certain Federal Income Tax Risks

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We intend to operate in a manner to allow us to qualify as a REIT for federal income tax purposes. Although we believe that we have been organized and will operate in this manner, we cannot be certain that we will be able to operate so as to qualify as a REIT under the Tax Code, or to remain so qualified. Qualification as a REIT involves the application of highly technical and complex provisions of the Tax Code for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances, not entirely within our control, may affect our ability to qualify as a REIT.

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

As of December 31, 2011, the Company is in compliance under the Tax Code to qualify as a REIT.

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

Berkshire Advisor is an affiliate of KRF Company, which owns the majority of our common stock. All of our directors and executive officers, other than our three independent directors, are also officers or directors of Berkshire Advisor. As a result, our advisory services agreement with Berkshire Advisor was not negotiated at arm's-length and its terms, including the fees payable to Berkshire Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Asset management fees and acquisition fees for new investments are payable to Berkshire Advisor under the advisory services agreement regardless of the performance of our portfolio and may create conflicts of interest. Conflicts of interest also may arise in connection with any decision to renegotiate, renew or terminate our advisory services agreement. In order to mitigate these conflicts, the renegotiation, renewal or termination of the advisory services agreement requires the approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE AMEX Equities).

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

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our initial plan to primarily acquire, own, operate, develop and rehabilitate multifamily residential properties. In addition, the methods of implementing our investment policies may vary as new investment techniques are developed. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2011 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired		Total Units (Unaudited)	Ownership Interest	2011 Occupancy (1) (Unaudited)

Berkshires of Columbia	Columbia, Maryland	1983		316	91.38%	96.88%
Seasons of Laurel	Laurel, Maryland	1985		1,088	100.00%	94.62%
Walden Pond/Gables	Houston, Texas	1983/2003		556	100.00%	95.66%
Laurel Woods	Austin, Texas	2004		150	100.00%	98.00%
Bear Creek	Dallas, Texas	2004		152	100.00%	96.24%
Bridgewater	Hampton, Virginia	2004		216	100.00%	94.50%
Arboretum	Newport News, Virginia	2004		184	100.00%	96.15%
Reserves at Arboretum	Newport News, Virginia	2009	(2)	143	100.00%	95.82%
Silver Hill	Newport News, Virginia	2004		153	100.00%	94.55%
Arrowhead	Palatine, Illinois	2004		200	58.00%	95.06%
Moorings	Roselle, Illinois	2004		216	58.00%	97.72%
Country Place I	Burtonsville, Maryland	2004		192	58.00%	97.05%
Country Place II	Burtonsville, Maryland	2004		120	58.00%	95.68%
Yorktowne	Millersville, Maryland	2004		216	100.00%	96.18%
Berkshires on Brompton	Houston, Texas	2005		362	100.00%	97.62%
Riverbirch	Charlotte, North Carolina	2005		210	100.00%	96.45%
Lakeridge	Hampton, Virginia	2005		282	100.00%	96.43%
Berkshires at Citrus Park	Tampa, Florida	2005		264	100.00%	94.54%
Briarwood Village	Houston, Texas	2006		342	100.00%	96.18%
Chisholm Place	Dallas, Texas	2006		142	100.00%	96.32%
Standard at Lenox Park	Atlanta, Georgia	2006		375	100.00%	96.56%
Berkshires at Town Center	Towson, Maryland	2007		199	100.00%	93.34%
Sunfield Lakes	Sherwood, Oregon	2007		200	100.00%	94.33%
Executive House	Philadelphia, Pennsylvania	2008		302	100.00%	96.69%
Estancia	Dallas, Texas	2011		207	100.00%	95.09%
2020 Lawrence	Denver, Colorado	2011	(3)	N/A	91.08%	N/A
Walnut Creek	Walnut Creek, California	2011	(3)	N/A	98.00%	N/A
				6,787

All of the properties in the above table are encumbered by mortgages as of December 31, 2011.

(1)	Represents the average year-to-date physical occupancy.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and the property was fully leased during the year ended December 31, 2009.

(3)	Properties are under development as of December 31, 2011.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company. As of March 29, 2012, there were 0 and 3 holders of shares of our Class A Common Stock and Class B Common Stock, respectively. No shares of the Class A Common Stock have been issued as of December 31, 2011. The Company did not declare a dividend on its common stock for any quarter during 2010 or 2011 but plans to declare cash dividends on its outstanding common stock in the future as operations allow. Refer to Declaration of Dividends and Distributions in Part II, Item 7 - Management's Discussion and Analysis of financial Condition and Results of Operations of Berkshire Income Realty, Inc.

Refer to Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein for disclosures relating to the Company's equity compensation plans.

During the period from October 1, 2011 to December 31, 2011, no purchases of any of the Company's securities registered pursuant to Section 12 of the 34 Act, were made by or on behalf of the Company or any affiliated purchaser.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc." for a discussion of the entities that comprise the Company. The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc." and the financial statements of the Company (including the related notes contained therein). See the "Index to Financial Statements and Financial Statement Schedules" on page 52 to this report.

Selected financial data for the years ended December 31, 2010, 2009, 2008 and 2007 have been revised to reflect the sale of Glo in 2011, Century, St. Marin/Karrington ("St. Marin"), Westchester West and Berkshires at Westchase ("Westchase") in 2008, Dorsey's Forge and Trellis at Lee's Mill in 2007. The operating results of Glo from 2009 to 2010, Century, St. Marin, Westchase and Westchester West from 2007 through 2009 have been reclassed to discontinued operations to provide comparable information to 2011.

	Berkshire Income Realty, Inc.
	December 31,
	2011	2010	2009	2008	2007

Operating Data:
Total Revenue	$84,690,881	$77,428,659	$76,228,288	$70,205,385	$65,838,354
Depreciation	30,167,972	29,858,741	30,990,501	28,277,756	25,838,371
Loss before equity in loss of Multifamily Venture Limited Partnership, Multifamily Limited Liability Company and Mezzanine Loan Limited Liability Company and loss from discontinued operations	(18,602,182)	(21,172,788)	(22,189,715)	(18,950,782)	(18,371,334)
Loss from continuing operations	(22,032,197)	(25,253,013)	(27,280,079)	(23,179,972)	(21,326,981)
Income (loss) from discontinued operations	23,954,496	(473,498)	(1,405,155)	77,179,208	30,191,208
Net income attributable to Parent Company	6,435,839	5,926,204	5,864,070	35,781,455	2,928,632
Net income (loss) available to common shareholders	(264,924)	(774,561)	(836,715)	29,080,773	(3,772,160)
Net income (loss) from continuing operations attributable to Parent Company per common share, basic and diluted	$(17.22)	$(0.21)	$0.40	$(34.21)	$(24.15)
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$17.03	$(0.34)	$(1.00)	$54.89	$21.47
Net income (loss) available to common shareholders per common share, basic and diluted	$(0.19)	$(0.55)	$(0.60)	$20.68	$(2.68)
Weighted average common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196	1,406,196
Cash dividends declared on common OP Units and Shares	—	—	$—	$12,000,000	$4,000,000

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$650,262,329	$619,577,347	$610,702,698	$555,681,036	$608,505,122
Real estate, after accumulated depreciation	422,662,237	419,531,860	441,983,721	419,002,572	464,265,061
Cash and cash equivalents	9,645,420	12,893,665	17,956,617	24,227,615	22,479,937
Total assets	468,749,642	456,866,429	502,172,132	479,263,174	528,062,630
Total long term obligations	484,748,358	476,386,979	474,830,728	432,013,999	506,903,882
Noncontrolling interest in properties	346,524	(191,881)	416,382	293,650	—
Noncontrolling interest in Operating Partnership	(76,785,818)	(65,806,083)	(34,172,349)	—	—
Stockholders' equity (deficit)	28,422,170	28,691,012	29,465,573	30,302,313	2,061,803

Other Data:
Total multifamily apartment communities (at end of year)	26	26	26	24	27
Total apartment units (at end of year)	6,787	6,781	6,781	6,434	7,869
Funds from operations (1)	8,005,947	5,800,453	4,798,371	7,355,092	6,983,249
Cash flows provided by operating activities	16,146,661	13,953,330	9,596,978	12,464,803	13,545,647
Cash flows (used in) provided by investing activities	(52,324,348)	3,520,272	(25,744,815)	21,304,954	(30,113,455)
Cash flows (used in) provided by financing activities	32,929,442	(22,536,554)	9,876,839	(32,022,079)	23,654,496
Cumulative effect of change in accounting principle	—	—	—	(529,563)	—

(1)
The Company has adopted the revised definition of Funds from Operations ("FFO") adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, impairments, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income (loss) as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company's real estate between periods or as compared to different companies.

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Net income (loss)	$1,922,299	$(25,726,511)	$(28,685,234)
Add:
Depreciation of real property	26,930,325	26,747,230	27,157,267
Depreciation of real property included in results of discontinued operations	896,219	1,317,638	1,050,239
Amortization of acquired in-place leases and tenant relationships	531,422	44,550	302,251
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	8,916	73,298	525,679
Equity in loss of Multifamily Venture Limited Partnership, net of impairments	3,355,950	3,532,305	4,143,070
Equity in loss of Multifamily Limited Liability Company	114,665	—	—
Funds from operations of Multifamily Venture Limited Partnership and Limited Liability Company, net of impairments	1,286,493	860,673	1,061,362
Less:
Noncontrolling interest in properties share of funds from operations	(3,123,395)	(1,048,730)	(756,263)
Gain on disposition of real estate assets	(23,916,947)	—	—
Funds from Operations	$8,005,947	$5,800,453	$4,798,371

FFO for the year ended December 31, 2011 increased as compared to FFO for the year ended December 31, 2010. The increase in FFO is due primarily to the increased revenue, general and administrative expenses related to the bond redemption fees of $223,300 incurred during the year ended December 31, 2010, as well as an one-time adjustment to record $196,552 of prior period negatively amortized interest on the Glo loans during the year ended December 31, 2010 for which there were no comparative adjustments recorded in 2011. The increase was partially offset by transaction costs for the acquisition of Estancia Townhomes of $620,779, which were included in Operating expense on the Consolidated Statement of Operations during the year ended December 31, 2011 and increased interest expense incurred as a result of higher revolving credit balance outstanding during the year ended December 31, 2011 when compared to the same period ended December 31, 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operation of Berkshire Income Realty, Inc. is intended to facilitate an understanding of the Company's business and results of operations. It should be read in conjunction with the Consolidated Financial Statements, the accompanying notes to the Consolidated Financial Statements and the selected financial data included in this Form 10K. This Form 10K, including the following discussion, contains forward looking statements regarding future events or trends as described more fully under "Special Note Regarding Forward-Looking Statements" on page 3. Actual results could differ materially from those projected in such statements as a result of the risk factors described in Part I, Item 1A - Risk Factors of this Form 10K.

Overview

The Company is engaged primarily in the acquisition, ownership, operation, development and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Midwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership. The Company's wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of March 29, 2012, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company's Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights for the year ended December 31, 2011 included the following:

▪
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

•
On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. Total capital committed to the project is $8,000,000. As of December 31, 2011, the Company has made capital contributions of $5,570,519, or 69.6% of the total commitment.

•
On February 17, 2011, the Operating Partnership executed an amendment to the revolving credit facility (the "Credit Facility Amendment") which provides for a temporary modification of certain provisions of the revolving credit facility during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the revolving credit facility are modified including: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including any extensions thereof, the provisions modified pursuant to the Credit Facility Amendment will revert back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

•
On March 2, 2011, the Operating Partnership executed an agreement with Berkshire Multifamily Value Fund II ("BVF-II"), an affiliated entity, to create a joint venture, BIR/BVF-II NoMa JV, L.L.C. ("NoMa JV"), to participate in and take an ownership position in a real estate development project. BVF-II is the managing member of NoMa JV and has a percentage ownership interest of approximately 67% while the Operating Partnership has a percentage ownership interest of approximately 33%.

•
Additionally, on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. ("NOMA Residential").  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the "Developer").  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles. As of December 31, 2011, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV.

•
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

•
On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD"). The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%. The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado. JV 2020 Lawrence submitted the first construction loan draw to the lender at closing. As of December 31, 2011, the outstanding balance on the loan was $14,070,892.

•	On May 24, 2011, the Company executed an amendment to the revolving credit facility which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

•
On December 12, 2011, the Company executed an LLC agreement with an unrelated entity for the development of a 154-unit apartment building in Walnut Creek, California. Once fully committed, the Company's ownership percentage in the project will be 98%. Total capital committed to the venture is $16,872,863. As of December 31, 2011, the Company has made capital contributions of $253,105, or 1.5% of the total commitment.

•
On December 22, 2011, the Company, through its joint venture, BIR Holland JV, LLC, closed on the sale of the Glo property to Equity Residential for $68.5 million. The outstanding bonds were assumed by the buyer. The Company's share of the proceeds from the transaction were used to reduce the outstanding balance of the revolving credit facility.

•	On December 28, 2011, the Company repaid $25,679,078 on the revolving credit facility outstanding from the Company's share of the proceeds from the sale of the GLO property.

•
On December 29, 2011, the Company closed on the refinancing of the second mortgage on the Executive House property so that the new loan will be coterminous with its current first mortgage maturity on April 1, 2016.

•
During the year ended December 31, 2011, the Company borrowed an aggregate of $34,028,500 under the revolving credit facility available from an affiliate of the Company for use in its acquisition and investing activities and repaid $25,679,078 during the same period.

Acquisition Strategy

The Company continues to seek out market rate core and core-plus acquisitions as it grows its portfolio. However, it is facing significant competition in many of the markets where it intends to invest. To broaden the scope of its acquisition sourcing efforts the Company continues to seek non-market/seller direct deals, bank and lender owned real estate, foreclosure auctions and development. We believe that this broadened approach will provide additional opportunities to acquire multifamily apartment communities that otherwise would not exist in the highly competitive markets in which we are seeking to buy.

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

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by Berkshire Multifamily Value Fund, L.P. ("BVF"). The investment was also approved by the Audit Committee, which is composed solely of directors who are independent under applicable rules and regulations of the SEC and the NYSE Amex Equities. BVF, which was sponsored by our affiliate, Berkshire Advisors, was formed in August of 2005 and successfully raised equity in excess of expectations. The Company has committed to invest $23,400,000, or approximately 7%, in BVF and made all contributions of its commitment of $23,400,000 as of December 31, 2008. The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of ASC 810-10 "Consolidation of Variable Interest Entities", does not require the Company to consolidate the activity of BVF. Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20, that the Company does not have a controlling interest in the BVF and is not required to consolidate the activity of BVF. The Company accounts for its investment in BVF under ASC 970-323, as an equity method investment.

BVF II, an investment fund formed during 2007, was sponsored by our affiliate, Berkshire Advisors. The Company did not make an investment in BVF II, but as an affiliate, is subject to certain investment restrictions. The investment objectives of BVF II are similar to those of the Company and under the terms of BVF II, Berkshire Advisors is generally required to present investment opportunities, which meet BVF II's investment criteria, only to BVF II. Under the terms of BVF II, the Company has the right to acquire assets that: (i) satisfy the requirements of Section 1031 of the Internal Revenue Code for like-kind exchanges for properties held by the Company or (ii) involve less than $8,000,000 of equity capital in any 12-month period if such capital is generated as a result of refinancing of debts of the Company. The restrictions of BVF II are only applicable during the commitment phase of BVF II and the $8,000,000 equity capital limit can be carried over from any prior 12-month period and can accumulate to a total of $16,000,000. As of December 31, 2011, BVF II was fully committed and the investment restrictions are no longer applicable.

In 2011, the Company, through various joint venture agreements, committed to participate in the development of three apartment building projects. The first is a 231-unit multifamily mid-rise community in Denver, Colorado. The Company owns a 90% interest in the project and has committed $8,000,000 of capital to the venture, of which $5,570,519 was funded during the year ended December 31, 2011.

The second project is a 603-unit multifamily mid-rise community in Washington, D.C. The Company owns a one-third interest in a joint venture with an affiliated entity that owns a 90% interest in the project. The Company had invested 100% of its total committed capital amount of $14,520,000 as of December 31, 2011.

The third project is a 154-unit apartment building in Walnut Creek, California. The Company owns a 98% interest in the project and has committed $16,872,863 to the venture. As of December 31, 2011, the Company has made capital contributions of $253,105, or 1.5% of the total commitment.

Interest costs are capitalized on these developments until construction is complete. There was $1,066,074 of interest capitalized during the year ended December 31, 2011.

Critical Accounting Policies

The discussion below describes what we believe are the critical accounting policies that affect the Company's more significant judgments and the estimates used in the preparation of its financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Company's financial statements and related notes. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the Company's financial statements.

Purchase Accounting for Acquisition of Real Estate

The Company accounts for its acquisitions of investments in real estate in accordance with Accounting Standards Codification ("ASC") 805-10, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in ASC 810-10.

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

The total amount of other intangible assets acquired is further allocated to in-place leases and tenant relationships, which includes other tenant relationship intangible values based on management's evaluation of the specific characteristics of the residential leases and the Company's tenant retention history. The value of in-place leases and tenant relationships are amortized over the initial term of the respective leases and any expected renewal period.

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

Impairment of Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other-than-temporary. The Company did not recognize an other-than-temporary impairment charge in 2011 or 2010.

Capital Improvements

The Company's policy is to capitalize the cost of acquisitions (exclusive of transaction costs), rehabilitation and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear by the resident are expensed on the turn. Recurring capital improvements typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on the Company's net income.

Investments in Multifamily Venture Limited Partnership

The Company's investments in the Multifamily Venture Limited Partnership, or ownership arrangements with unaffiliated third parties, were evaluated pursuant to the requirements of ASC 810-10 and none were determined to require the Company to consolidate the operating results of the investee. Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20 that the Company does not have a controlling interest in the Multifamily Venture Limited Partnership and is not required to consolidate the activity of the fund. The Company has accounted for the investments in accordance with ASC 970-323 as an equity method investment. The investments are carried as an asset on the balance sheet as Investment in Multifamily Venture Limited Partnership and Multifamily Limited Liability Company and the Company's equity in the income or loss of the venture is reflected as a single line item in the income statement as Equity in loss of Multifamily Venture Limited Partnership.

Investments in Multifamily Limited Liability Company

The Company's investments in the Multifamily Limited Liability Company, or ownership arrangements with unaffiliated third parties, were evaluated pursuant to the requirements of ASC 810-10 and none were determined to require the Company to consolidate the operating results of the investee. Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20 that the Company does not have a controlling interest in the Multifamily Limited Liability Company and is not required to consolidate the activity of the fund. The Company has accounted for the investments in accordance with ASC 970-323 as an equity method investment. The investments are carried as an asset on the balance sheet as Investment in Multifamily Venture Limited Partnership and Multifamily Limited Liability Company and the Company's equity in the income or loss of the venture is reflected as a single line item in the income statement as Equity in loss of Multifamily Limited Liability Company.

Corporate Governance

Since the incorporation of our Company, we have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as NYSE Amex Equities corporate governance listing standards:

▪
We have elected annually three independent directors, Messrs. Robert Kaufman, Richard Peiser and Randolph Hawthorne, each of whom the Board determined to be independent under applicable SEC and NYSE Amex Equities rules and regulations;

▪	The Board has determined annually that Robert Kaufman, the Chairman of our Audit Committee, qualifies as an "audit committee financial expert" under applicable rules and regulations of the SEC;

▪
The Board's Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants must be pre-approved;

▪
The Board's Audit Committee established "Audit Committee Complaint Procedures" for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board ("FASB") issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards ("IFRS"), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2011, 2010 and 2009, the Company had approximately, $9,645,000, $12,894,000 and $17,957,000 of cash and cash equivalents, respectively.

	Year ended December 31,
	2011	2010	2009

Cash provided by operating activities	$16,146,661	$13,953,330	$9,596,978
Cash (used in) provided by investing activities	(52,324,348)	3,520,272	(25,744,815)
Cash provided by (used in) financing activities	32,929,442	(22,536,554)	9,876,839

During the year ended December 31, 2011, cash decreased by $3,248,245. The overall decrease was due primarily to the acquisition of Estancia Townhomes and investments in 2020 Lawrence and Walnut Creek totaling $54,487,297 and Multifamily Limited Liability Company of $15,104,116, which were funded by borrowings from mortgage notes payable of $73,192,682 and proceeds from the revolving credit facility of $34,028,500. In addition, cash decreased by prepayments of mortgage notes payable of $30,009,982, capital expenditures of $18,000,511, distributions to noncontrolling interest in properties of $6,851,145 and the Company's regular quarterly distributions to its preferred shareholders totaling $6,700,763. The decrease was partially offset by proceeds from the sale of the Glo property of $32,629,649. The Company's share of the proceeds was $25,679,078 from the sale which was used to reduce the outstanding balance of the revolving credit facility.

The Company's principal liquidity demands are expected to be distributions to our preferred shareholders, distributions to common shareholders and Operating Partnership unitholders, subject to sufficient liquidity, capital improvements, rehabilitation projects and repairs and maintenance for the properties, acquisition of additional properties within the investment restrictions placed on it by BMEF and debt repayment. Debt repayment in 2011 represented normal monthly amortization of the mortgage debt.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Tax Code, applicable to REITs. Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities and advances on the revolving credit facility. As circumstances dictate and depending on the availability of funds, the Board may vote to forgo quarterly distributions to the Company's common shareholders and Operating Partnership unitholders as it has done during 2011.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company's ability to refinance existing debt at acceptable rates. In 2013 and 2014, approximately $55,995,000 and $62,069,000, respectively, of the Company's outstanding mortgage debt is due to mature and be repaid. The Company may seek to expand its ability to purchase properties through the use of venture relationships with other companies.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining liquidity will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets. A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral at a time when it may not be in the Company's best interest to do so. As of December 31, 2011, the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

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

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD"). The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%. The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado. JV 2020 Lawrence submitted the first construction loan draw to the lender at closing. As of December 31, 2011, the outstanding balance on the loan was $14,070,892.

On December 29, 2011, the Company closed on the refinancing of the second mortgage on the Executive House property so that the new loan will be coterminous with current first mortgage on April 1, 2016.

As of December 31, 2011, the Company has fixed interest rate mortgage financing on all properties in the portfolio.

The Company had a $20,000,000 revolving credit facility in place with an affiliate of the Company, which was amended on February 17, 2011. The facility provides for interest on borrowings at a rate of 5% above the 30-day LIBOR rate, as announced by Reuters, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The facility provides for a 60-day notice of termination by which the lender can affect a termination of the commitment under the facility and render all outstanding amounts due and payable. Additionally, the facility also contains a clean-up requirement which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period.

On February 17, 2011, the Company executed an amendment to the facility (the "Credit Facility Amendment") which provides for a temporary modification of certain provisions of the facility during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the facility are modified and include: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to the Credit Facility Amendment will revert back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

During the years ended December 31, 2011 and 2010, the Company borrowed $34,028,500 and $0, respectively, under the revolving credit facility and repaid $25,679,078 and $15,720,000, respectively, during the same periods. As of December 31, 2011 and 2010, there was $8,349,422 and $0 outstanding on the facility, respectively.

Indebtedness

The following table provides summary information with respect to the mortgage debt incurred by the Company during the year ended December 31, 2011:

Property Name	New Balance	Closing Date	Interest Rate	Term
Fixed Rate Mortgages:
Estancia (1)	$29,004,000	March 25, 2011	5.15%	10 Years
2020 Lawrence (2)	14,070,892	March 31, 2011	5.00%	40 Years
Executive House (2nd Note)	3,617,790	December 29, 2011	4.24%	51 Months
Total (3)	$46,692,682

(1)	The acquisition of Estancia Townhomes was originally financed with a $26,500,000 bridge loan which was refinanced in March 2011.

(2)
The loan is a construction loan for 2 years and permanent financing for 40 years. The total amount available under the construction loan is $45,463,100. There were funding advances totaling $14,070,892 during the year ended December 31, 2011.

(3)	Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 7 - Mortgage Notes Payable for a complete list of indebtedness of the Company.

Capital Expenditures

The Company incurred $3,647,992 and $3,286,267 in recurring capital expenditures during the years ended December 31, 2011 and 2010, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $14,352,519 and $5,762,197 in renovation-related and development capital expenditures during the years ended December 31, 2011 and 2010, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

During 2007, the Company, as part of the decision to acquire the Hampton House property, contemplated a rehabilitation project at the 196-unit property of approximately $6,150,000 for interior and exterior renovation improvements. The project includes rehabilitation of interior common areas including the lobby and central utility systems and replacement of all windows and painting of the exterior. As of December 31, 2011, the project was 99% complete as 195 of the 196 units had been completed, of which 195 units, or 100% have been leased. The project is on track and spending is within budget. As of December 31, 2011, the Company had incurred approximately $3,526,000 on the rehabilitation project.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. As of December 31, 2011, the project development cost incurred were approximately $17.8 million of the total budgeted costs of approximately $55.5 million, of which $45.5 million is being funded by HUD-insured financing. There was $481,958 of interest capitalized in the year ended December 31, 2011.

On December 12, 2011, the Company executed an LLC agreement with an unrelated entity for the development of a 154-unit apartment building in Walnut Creek, California. Once fully committed, the Company's ownership percentage will be 98%. Total capital committed to the venture is $16,872,863. As of December 31, 2011, the Company has made capital contributions of $253,105, or 1.5% of the total commitment.

Pursuant to terms of the mortgage debt on certain properties in the Company's portfolio, lenders require the Company to fund repair or replacement escrow accounts. The funds in the escrow accounts are disbursed to the Company upon completion of the required repairs or renovations activities. The Company is required to provide to the lender documentation evidencing the completion of the repairs, and in some cases, are subject to inspection by the lender. Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 11 - Commitments and Contingencies.

The Company's capital budgets for 2012 anticipate spending approximately $7,922,000 for ongoing capital needs. As of December 31, 2011, the Company has not committed to any new significant rehabilitation projects.

Off-Balance Sheet Arrangements

The Company's investment in BVF obligated the Company to make capital contributions to BVF in the amount of $23,400,000 during the investment period of BVF. As of December 31, 2011, the Company has made 100% of the capital contributions required by BVF. The Company has no obligation to make any additional contributions of capital to BVF.

Acquisitions and Dispositions

Discussion of acquisitions for the year ended December 31, 2011

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

On February 10, 2011, the Operating Partnership, through a newly formed subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), entered into the Amended and Restated Limited Liability Company Agreement of 2020 Lawrence Street, L.L.C. joint venture agreement ("JV 2020 Lawrence") with Zocalo Community Development, Inc. ("Zocalo") and JB 2020, LLC ("JB 2020"), unrelated third parties, to acquire a 91.075% ownership interests in a development project to build a 231-unit multifamily mid-rise apartment community in Denver, Colorado. Total budgeted development costs are approximately $55.5 million of which approximately $45.5 million is being financed by a HUD-insured construction loan that will convert to permanent financing with a term of 40 years at the completion of the development construction period. The investment is consistent with the Company's desire to acquire or develop well located Class A multifamily apartment communities and building at attractive prices. The capital commitment of BIR 2020 to the project is $8,000,000.

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

On December 12, 2011, the Company executed an LLC agreement with an unrelated entity for the development of a 154-unit apartment building in Walnut Creek, California. The ownership percentage is 98%. Total capital committed to the venture is $16,872,863. As of December 31, 2011, the Company has made capital contributions of $253,105, or 1.5% of the total commitment.

Discussion of dispositions for the year ended December 31, 2011

On December 22, 2011, the Company, through its joint venture, BIR Holland JV LLC, closed on the sale of the Glo property to Equity Residential for $68.5 million. The outstanding bonds were assumed by the buyer. The Company's share of the proceeds from the transaction were used to reduce the outstanding balance of the revolving credit facility.

Contractual Obligations and Other Commitments

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

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD"). The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%. The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado. JV 2020 Lawrence submitted the first construction loan draw to the lender at closing. As of December 31, 2011, the outstanding balance on the loan was $14,070,892.

On December 29, 2011, the Company closed on the refinancing of the second mortgage on the Executive House property so that the new loan will be coterminous with its current first mortgage maturity on April 1, 2016.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage amounts up to 75% of the fair market value on a portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable. The $484,748,358 in mortgage notes payable has varying maturities ranging from 1 to 40 years. The following table summarizes our contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter
Long Term Debt Obligations (1)	$5,427,845	$61,157,327	$66,405,551	$63,464,577	$78,377,143	$209,915,915
Capital Lease Obligations	—	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—	—
Purchase Obligations (2)	—	—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	—	—	—	—	—	—

(1)
Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms as summarized in Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 7 - Mortgage Notes Payable.

(2)
The Company has obligations under numerous contracts with various service providers at its properties. None of these contracts are for periods greater than one year or are material either individually or in aggregate to the Company's operations.

Competition

The Company competes with other multifamily apartment community owners and operators and other real estate companies in seeking properties for acquisition and in attracting potential residents. The Company's properties are in developed areas where there are other properties of the same type, which directly compete for residents. The Company believes that its focus on resident service and satisfaction gives it a competitive advantage when competing against other communities for tenants.

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

Credit worthy borrowers in the multifamily sector continue to be able to access capital through Fannie Mae and Freddie Mac and other sources, at historically attractive rates. There is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers will continue to be available.

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

Declaration of Dividends and Distributions on Class B Common Stock

On May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute quarterly distributions of $1,000,000 each, in the aggregate, from its operating cash flows to common general and common limited partners, payable on August 15, 2008 and November 15, 2008. On the same day, the Board also declared a common dividend of $0.016996 per share on the Company's Class B common stock payable concurrently with the Operating Partnership distributions. Also on May 6, 2008, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $10,000,000 from its operating cash flows to common general and common limited partners, payable on May 15, 2008. On the same day, the

Board also declared a common dividend of $0.169963 per share on the Company's Class B common stock payable concurrently with the Operating Partnership distribution.

For the years ended December 31, 2011 and 2010, the Company did not declare distributions to its common shareholders. There was no common dividend payable outstanding at December 31, 2011 or December 31, 2010.

The Company's policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the year ended December 31, 2011, the Company's portfolio (the "Total Property Portfolio"), which consists of all properties acquired or placed in service and owned through December 31, 2011, increased by the acquisition of Estancia Townhomes and decreased by the sale of Glo. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during 2011, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2011 and 2010 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

Net Operating Income ("NOI") falls within the definition of a "non-GAAP financial measure" as stated in Item 10(e) of Regulation S-K promulgated by the SEC. The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company's multifamily apartment communities. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors. The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly related to the income producing activities of the properties. We believe that to achieve a more complete understanding of the Company's performance, NOI should be compared with our reported net income (loss). Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact on interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations. For the years ended December 31, 2011, 2010 and 2009, the net income (loss) was $1,922,299, $(25,726,511) and $(28,685,234), respectively. A reconciliation of our NOI to net income (loss) for the years ended December 31, 2011, 2010 and 2009 are presented as part of the following tables on pages 30 and 34.

Comparison of year ended December 31, 2011 to the year ended December 31, 2010

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2011 and 2010. The Same Property Portfolio consists of the 25 properties acquired or placed in service on or prior to January 1, 2010 and owned through December 31, 2011. The Total Property Portfolio includes the effect of the change in the one property acquired during the year ended December 31, 2011, Estancia Townhomes, and the sale of one property, Glo, during the same period. (The 2010 activity for Glo has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Year ended December 31,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$74,147,478	$72,249,994	$1,897,484	2.63%
Interest, utility reimbursement and other	6,499,535	5,736,523	763,012	13.30%
Total revenue	80,647,013	77,986,517	2,660,496	3.41%

Operating Expenses:
Operating	20,651,476	20,292,862	358,614	1.77%
Maintenance	5,254,127	4,992,421	261,706	5.24%
Real estate taxes	7,214,480	7,364,482	(150,002)	(2.04)%
General and administrative	—	—	—	—%
Management fees	3,087,218	3,009,595	77,623	2.58%
Total operating expenses	36,207,301	35,659,360	547,941	1.54%

Net Operating Income	44,439,712	42,327,157	2,112,555	4.99%

Non-operating expenses:
Depreciation	28,307,834	29,858,741	(1,550,907)	(5.19)%
Interest, inclusive of amortization of deferred financing fees	26,228,314	26,096,606	131,708	0.50%
Amortization of acquired in-place leases and tenant relationships	—	44,550	(44,550)	(100.00)%
Total non-operating expenses	54,536,148	55,999,897	(1,463,749)	(2.61)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(10,096,436)	(13,672,740)	3,576,304	26.16%

Equity in loss of Multifamily Venture Limited Partnership	—	—	—	—%

Equity in loss of Multifamily Limited Liability Company	—	—	—	—%

Net loss	$(10,096,436)	$(13,672,740)	$3,576,304	26.16%

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

	Total Property Portfolio
	Year ended December 31,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$78,047,186	$71,682,274	$6,364,912	8.88%
Interest, utility reimbursement and other	6,643,695	5,746,385	897,310	15.62%
Total revenue	84,690,881	77,428,659	7,262,222	9.38%

Operating Expenses:
Operating	22,484,717	21,125,259	1,359,458	6.44%
Maintenance	5,439,948	4,992,421	447,527	8.96%
Real estate taxes	7,741,992	7,394,122	347,870	4.70%
General and administrative	1,686,985	1,859,034	(172,049)	(9.25)%
Management fees	4,942,020	4,701,706	240,314	5.11%
Incentive advisory fees	1,696,485	2,207,795	(511,310)	(23.16)%
Total operating expenses	43,992,147	42,280,337	1,711,810	4.05%

Net Operating Income	40,698,734	35,148,322	5,550,412	15.79%

Non-operating expenses:
Depreciation	30,167,972	29,858,741	309,231	1.04%
Interest, inclusive of amortization of deferred financing fees	28,601,522	26,417,819	2,183,703	8.27%
Amortization of acquired in-place leases and tenant relationships	531,422	44,550	486,872	1,092.87%
Total non-operating expenses	59,300,916	56,321,110	2,979,806	5.29%

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	(18,602,182)	(21,172,788)	2,570,606	12.14%

Equity in loss of Multifamily Venture Limited Partnership	(3,315,350)	(4,080,225)	764,875	18.75%

Equity in loss of Multifamily Limited Liability Company	(114,665)	—	(114,665)	(100.00)%

Discontinued operations	23,954,496	(473,498)	24,427,994	5,159.05%

Net income (loss)	$1,922,299	$(25,726,511)	$27,648,810	107.47%

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the year ended December 31, 2011 in comparison to the same period in 2010. The increase is mainly attributable to increased occupancy and rents at most of the properties. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due primarily to the continued expansion of the Company's utility bill back programs, increased fees charged to tenants and potential tenants, including pet fees, parking, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses increased for the year ended December 31, 2011 as compared to the same period of 2010. Higher utility expenses including water and sewer charges related to fluctuations in comparable usage at properties and increased state income taxes related to municipal taxes at a property not previously incurred, were partially offset by savings in payroll expenses related to bonus, benefits costs and property insurance.

Maintenance

Maintenance expense increased for the year ended December 31, 2011 as compared to the same period of 2010, primarily due to various small incidents at properties which were less than the insurance deductible and included water intrusion related events at Berkshire at Town Center and Berkshires at Lenox Park. The increase was partially offset by lower snow removal costs at the Seasons and Berkshire of Columbia properties as compared to 2010. Management continues to employ a proactive maintenance rehabilitation strategy and its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the year ended December 31, 2011 from the comparable period of 2010. The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the year ended December 31, 2011 compared to the same period of 2010. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the year ended December 31, 2011 as compared to the same period of the prior year. The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Berkshire at Town Center property and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the year ended December 31, 2011 increased over the comparable period of 2010. The increase is primarily attributable to higher interest expenses for the Savannah at Citrus Park property. The Citrus Park loan was paid off in November 2009 and refinancing of the property was closed in May 2010. As a result, interest expense at Citrus Park is significantly higher for the first half of 2011 compared to 2010.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased for the year ended December 31, 2011 as compared to the same period in 2010. The decrease is related mainly to the completion of amortization of the acquired in-place lease intangible assets booked at acquisition and amortized over a twelve-month period which did not extend into the year ended December 31, 2011.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
(Total Property Portfolio)

In general, increases in revenues and total operating expenses and non-operating expenses of the Total Property Portfolio for the year ended December 31, 2011 as compared to the year ended December 31, 2010 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as properties were acquired, began development or sold during 2011. The increase in total operating expenses was also attributable to transaction costs of $620,779 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in Operating expenses for year ended December 31, 2011, as well as increased corporate-related legal costs recorded during the year ended December 31, 2011, offset by decreased Incentive Advisory Fees accrued pursuant to the Advisory Services Agreement recorded during the same period. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions on page 75 for further discussion.) The increase in total non-operating expenses was mainly attributable to higher interest expenses incurred as a result of higher revolving credit balance outstanding during the year ended December 31, 2011 when compared to the same period ended December 31, 2010.

Comparison of year ended December 31, 2010 to the year ended December 31, 2009

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2010 and 2009. The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2009 and owned through December 31, 2010. The Total Property Portfolio includes the effect of the change in the one property acquired during the year ended December 31, 2009, Glo, and the completion of development of one property, the Reserves at Arboretum, during the same period. (The 2010 activity for Glo and 2009 activity for Glo, Century, St Marin, Westchester West and Westchase has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Year ended December 31,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$70,268,796	$69,975,083	$293,713	0.42%
Interest, utility reimbursement and other	5,532,766	4,851,521	681,245	14.04%
Total revenue	75,801,562	74,826,604	974,958	1.30%

Operating Expenses:
Operating	19,776,244	20,532,081	(755,837)	(3.68)%
Maintenance	4,890,072	3,970,056	920,016	23.17%
Real estate taxes	7,174,239	7,534,411	(360,172)	(4.78)%
General and administrative	—	—	—	—%
Management fees	2,924,039	2,940,387	(16,348)	(0.56)%
Total operating expenses	34,764,594	34,976,935	(212,341)	(0.61)%

Net Operating Income	41,036,968	39,849,669	1,187,299	2.98%

Non-operating expenses:
Depreciation	29,017,214	30,389,055	(1,371,841)	(4.51)%
Interest, inclusive of amortization of deferred financing fees	25,227,588	25,405,106	(177,518)	(0.70)%
Amortization of acquired in-place leases and tenant relationships	44,550	309,339	(264,789)	(85.60)%
Total non-operating expenses	54,289,352	56,103,500	(1,814,148)	(3.23)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company	(13,252,384)	(16,253,831)	3,001,447	18.47%

Equity in loss of Multifamily Venture Limited Partnership	—	—	—	—%

Equity in loss of Mezzanine Loan Limited Liability Company	—	—	—	—%

Net loss	$(13,252,384)	$(16,253,831)	$3,001,447	18.47%

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

	Total Property Portfolio
	Year ended December 31,
	2010	2009	Increase/ (Decrease)	% Change
Revenue:
Rental	$71,682,274	$71,197,277	$484,997	0.68%
Interest, utility reimbursement and other	5,746,385	5,031,011	715,374	14.22%
Total revenue	77,428,659	76,228,288	1,200,371	1.57%

Operating Expenses:
Operating	21,125,259	22,471,545	(1,346,286)	(5.99)%
Maintenance	4,992,421	4,027,295	965,126	23.96%
Real estate taxes	7,394,122	7,949,344	(555,222)	(6.98)%
General and administrative	1,859,034	2,423,958	(564,924)	(23.31)%
Management fees	4,701,706	4,690,496	11,210	0.24%
Incentive advisory fees	2,207,795	—	2,207,795	100.00%
Total operating expenses	42,280,337	41,562,638	717,699	1.73%

Net Operating Income	35,148,322	34,665,650	482,672	1.39%

Non-operating expenses:
Depreciation	29,858,741	30,990,501	(1,131,760)	(3.65)%
Interest, inclusive of amortization of deferred financing fees	26,417,819	25,562,613	855,206	3.35%
Amortization of acquired in-place leases and tenant relationships	44,550	302,251	(257,701)	(85.26)%
Total non-operating expenses	56,321,110	56,855,365	(534,255)	(0.94)%

Loss before equity in loss of Multifamily Venture Limited Partnership and Mezzanine Loan Limited Liability Company	(21,172,788)	(22,189,715)	1,016,927	4.58%

Equity in loss of Multifamily Venture Limited Partnership	(4,080,225)	(4,143,070)	62,845	1.52%

Equity in loss of Mezzanine Loan Limited Liability Company	—	(947,294)	947,294	100.00%

Discontinued Operations	(473,498)	(1,405,155)	931,657	66.30%

Net loss	$(25,726,511)	$(28,685,234)	$2,958,723	10.31%

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the year ended December 31, 2010 in comparison to the same period in 2009. The increase is mainly attributable to increased occupancy at most of the properties, more specifically at the Hampton House and Executive House properties as a result of the completion and availability of renovated units from its ongoing rehabilitation project. Market conditions during the period remained stable in the majority of the sub-markets in which the Company owns and operates apartments however the current economic environment has resulted in increased bad debts at certain properties in the portfolio. The Company continues to benefit from its focus on resident retention and property rehabilitation projects at various properties in the Same Property Portfolio where successful projects improve the consumer appeal and historically have yielded increased rental revenues as rehabilitated units become available for occupancy at the incrementally higher rental rates than the pre-rehabilitation levels. Given current economic conditions, the Company is prioritizing the retention of quality tenants in properties throughout the portfolio.

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

Operating Expenses

Operating

Overall operating expenses decreased for the year ended December 31, 2010 as compared to the same period of 2009. Savings in marketing costs and utilities, including electricity and gas, were partially offset by higher expenses in payroll due to higher bonus payment, and water and sewer. Group insurance expenses for the year ended December 31, 2010 were lower compared to the same period ended December 31, 2009 as a result of the Company's property insurance coverage renewal in April 2010. Savings in marketing costs is primarily as a result of the Company's overall direction to focus on internet-based advertising in place of print advertising.

Maintenance

Maintenance expense increased for the year ended December 31, 2010 as compared to the same period of 2009, primarily due to increase in snow removal costs at the Seasons and Berkshire of Columbia properties during the first quarter of 2010, partially offset by reduced unit turnover-related expenses as a result of increased occupancy at most of the properties. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

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

Management Fees

Management fees of the Same Property Portfolio decreased slightly for the year ended December 31, 2010 compared to the same period of 2009. Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the year ended December 31, 2010 as compared to the same period of the prior year. The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Hampton House property and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the year ended December 31, 2010 decreased over the comparable period of 2009. The decrease is primarily attributable to the pay off of the Citrus Park loan in November 2009 and is partially offset by interest related to the HUD-insured replacement financing on the same property totaling $16,428,100 which closed in May 2010 and was at a more favorable rate than the previous loan.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased for the year ended December 31, 2010 as compared to the same period in 2009. The decrease is related mainly to the completion of amortization of the acquired-in-place-lease intangible assets booked at acquisition and amortized over a twelve-month period which did not extend into the year ended December 31, 2010.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
(Total Property Portfolio)

In general, increases in revenues and total operating expenses and the related losses of the Total Property Portfolio for the year ended December 31, 2010 as compared to the year ended December 31, 2009 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as two properties were acquired or developed during 2009. The increase was partially offset by decreased rent concessions amortization recorded during the period. Increase in total operating expenses for the year ended December 31, 2010 as compared to the same period in 2009 is mainly attributable to the transaction costs of $1,183,299 associated with the acquisition of Glo expensed pursuant to the guidance of ASC 805-10 adopted by the Company on January 1, 2009 and cost accrued for the judgment in the Lakeridge legal matter of $774,990, which were included in Operating expense and General and Administrative expense on the Consolidated Statement of Operations for the year ended December 31, 2009, respectively. The difference is partially offset by bond redemption fees of $223,300 incurred related to the maturity of the Glo property loans which matured in March 2010. The fees were included in Operating expenses for the year ended December 31, 2010. In addition, the Company recognized $2,207,795 of accrued Incentive Advisory Fee pursuant to the Advisory Services Agreement. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions on page 75 for further discussion.) Non-operating expenses decreased for the twelve months ended December 31, 2010 as compared to the same period in 2009 mainly due to the reasons discussed in the Same Property Portfolio, partially offset by increases in interest expenses as a result of increases in the level of mortgage and revolving credit debt outstanding and $427,589 of negatively amortized interest recorded on the Glo property loans.

Funds From Operations

The Company has adopted the revised definition of Funds from Operations ("FFO") adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO falls within the definition of a "non-GAAP financial measure" as stated in Item 10(e) of Regulation S-K promulgated by the SEC. Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, impairments, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income (loss) as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company's real estate between periods or as compared to different companies.

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$1,922,299	$(25,726,511)	$(28,685,234)
Add:
Depreciation of real property	26,930,325	26,747,230	27,157,267
Depreciation of real property included in results of discontinued operations	896,219	1,317,638	1,050,239
Amortization of acquired in-place leases and tenant relationships	531,422	44,550	302,251
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	8,916	73,298	525,679
Equity in loss of Multifamily Venture Limited Partnership, net of impairments	3,355,950	3,532,305	4,143,070
Equity in loss of Multifamily Limited Liability Company	114,665	—	—
Funds from operations of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company, net of impairments	1,286,493	860,673	1,061,362
Less:
Noncontrolling interest in properties share of funds from operations	(3,123,395)	(1,048,730)	(756,263)
Gain on disposition of real estate assets	(23,916,947)	—	—
Funds from Operations	$8,005,947	$5,800,453	$4,798,371

FFO for the year ended December 31, 2011 increased as compared to FFO for the year ended December 31, 2010. The increase in FFO is due primarily to the increased revenue, general and administrative expenses related to the bond redemption fees of $223,300 incurred during the year ended December 31, 2010, as well as an one-time adjustment to record $196,552 of prior period negatively amortized interest on the Glo loans during the year ended December 31, 2010 for which there were no comparative adjustments recorded in 2011. The increase was partially offset by transaction costs for the acquisition of Estancia Townhomes of $620,779, which were included in Operating expense on the Consolidated Statement of Operations during the year ended December 31, 2011 and increased interest expenses incurred as a result of higher revolving credit balance outstanding during the year ended December 31, 2011 when compared to the same period ended December 31, 2010.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provide information about the Company's financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The tables present principal cash flows and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2011.

The following table reflects the mortgage notes payable as of December 31, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total
Fixed Rate Debt	$5,427,845	$61,157,327	$66,405,551	$63,464,577	$78,377,143	$209,915,915	$484,748,358
Average Interest Rate	5.38%	5.05%	5.48%	5.67%	5.66%	5.78%	5.61%

	2012	2013	2014	2015	2016	Thereafter	Total
Variable Rate Debt	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—%	—%	—%	—%	—%	—%

The level of market rate interest risk experienced in 2011 remained consistent with the level of risk seen during 2010. While the level of outstanding mortgage debt payable of $484,748,358 at December 31, 2011 was incrementally higher than the December 31, 2010 balance of outstanding debt of $476,386,979, the average interest rate on the fixed rate debt decreased slightly to 5.61% at December 31, 2011 from 5.67% at December 31, 2010. Additionally, the outstanding amount of variable rate debt is reduced from $30,420,861 to $0 over the same period due to the sale of Glo. At December 31, 2011, all properties were encumbered by mortgage debt.

The Company manages its interest rate risk on mortgage debt by monitoring the funding markets and the related changes in prevailing mortgage debt interest levels. Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate. The Company has been successful in obtaining new financing during the 2011 and 2010, a period in which the debt market has been challenged by unfavorable national economic conditions as well as declines in property values and the tightening of lending guidelines by creditors. The Company continues to take advantage of all opportunities to acquire long term debt at favorable interest rates via first mortgage refinancing, supplemental mortgage financing and assumption of debt with favorable terms pursuant to the acquisition of new properties.

As of December 31, 2011 and 2010, respectively, the Company had $0 and $30,420,861 of variable interest rate debt outstanding.

The level of market interest rate risk remained relatively consistent from December 31, 2010 to December 31, 2011 as evidenced by the stability in the multifamily housing mortgage interest rates over the same period. As of December 31, 2011, none of the

Company’s mortgage debt outstanding is subject to variable interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 52 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's management, with oversight and input from the Company's principal executive officer and principal financial officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011. The Company's management based its assessment on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company's management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only it's management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2011 that affected, or were reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors are as follows:

Name and Age	Position or Offices Held

Douglas Krupp (65)	Chairman of the Board of Directors
David C. Quade (68)	President, Principal Executive Officer and Director
Shereen Jones (50)	Chief Financial Officer and Treasurer
Randolph G. Hawthorne (62)	Director
Robert M. Kaufman (62)	Director
Richard B. Peiser (63)	Director
Christopher M. Nichols (47)	Senior Vice President, Principal Financial Officer and Assistant Secretary
Mary Beth Bloom (38)	Vice President and Secretary

Douglas Krupp, Director and Chairman of the Board of Berkshire Income Realty, Inc. since January 28, 2005. Mr. Krupp is also the co-founder and Vice-Chairman of our affiliate, the Berkshire Group, an integrated real estate and financial services firm engaged in real estate acquisitions, property management and investment sponsorship. The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp served as Chairman of the Board of Trustees of both Krupp Government Income Trust I & Krupp Government Income Trust II from 1991-2005. Formerly, Mr. Krupp served as Chairman of the Board of Directors of Berkshire Realty Company, Inc. and Harborside Healthcare Company, two publicly traded companies on the NYSE Amex Equities. Mr. Krupp is a member of the Anti-Defamation League's National Executive Committee, a member of its Board of Trustees and Vice President of the ADL Foundation. Mr. Krupp is on the Board of Directors for The Commonwealth Shakespeare Company, a Member of the Corporation of Partners HealthCare System and a past member of the Board of Directors for Brigham & Women's Hospital. Mr. Krupp is a graduate of Bryant College. In 1989, he received an Honorary Doctorate of Science in Business Administration from this institution and was elected trustee in 1990.

David C. Quade, Director, President of Berkshire Income Realty, Inc. since July 19, 2002. Until the appointment of Ms. Jones in March 2011, Mr. Quade was also Chief Financial Officer of Berkshire Income Realty, Inc. since July 19, 2002. Since December of 1998, Mr. Quade has been Executive Vice President and Chief Financial Officer of The Berkshire Group and Berkshire Property Advisors, LLC, both affiliates of Berkshire Income Realty. During that period, he led the efforts to acquire, finance and asset manage the initial properties contributed by KRF Company in connection with the Offering. Previously, Mr. Quade was a Principal and Executive Vice President and Chief Financial Officer of Leggat McCall Properties from 1981-1998, where he was responsible for strategic planning, corporate and property financing and asset management. Before that, Mr. Quade worked in senior financial capacities for two NYSE Amex listed real estate investment trusts, North American Mortgage Investors and Equitable Life Mortgage and Realty Investors. He also worked at Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm. He has a Professional Accounting Program degree from Northwestern University Graduate School of Business. Mr. Quade also holds a Bachelor of Science degree and a Master of Business Administration degree from Central Michigan University. Mr. Quade also serves as Chairman of the Board of Directors of the Marblehead/Swampscott YMCA and Director of the North Shore YMCA.

Shereen P. Jones, Chief Financial Officer of Berkshire Income Realty, Inc. since March 15, 2011 and Treasurer since February 2012. Most recently, Ms. Jones was Chief Financial Officer of Boykin Lodging Company, a NYSE-listed REIT. Previously, Ms. Jones held senior positions with the investment banking firms Credit Suisse First Boston, Lehman Brothers, Kidder, Peabody and Oppenheimer, specializing in real estate finance and mergers and acquisitions. Ms. Jones' involvement with Berkshire began in the early 1990's, having served as banker on multiple transactions with the Company's affiliates. Ms. Jones is a graduate of Duke University and holds an MBA from the Harvard Business School.

Randolph G. Hawthorne, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Hawthorne is currently the Principal of a private investment and consulting firm known as RGH Ventures and has served as such since January of 2001. Mr. Hawthorne is a member of the Multifamily Council Gold Flight of the Urban Land Institute, and is active in the National Multi Housing Council, which he led as the Chairman from 1996-1997. He also presently serves on the Board of Directors of the National Housing Conference and is a member of the Harvard Real Estate Academic Initiative Alumni Advisory Board. He previously served as an independent member of the Advisory Board of Berkshire Mortgage Finance, a former affiliate of Berkshire Income Realty, Inc. Mr. Hawthorne also previously served as President of the National Housing and Rehabilitation Association

and has served on the Editorial Board of the Tax Credit Advisor and Multi-Housing News. From 1973-2001, Mr. Hawthorne was a Principal and Owner of Boston Financial, a full service real estate firm, which was acquired in 1999 by Lend Lease, a major global real estate firm, which at that time was the largest U.S. manager of tax-exempt real estate assets. During his 28 years with Boston Financial and then Lend Lease, Mr. Hawthorne served in a variety of senior leadership roles including on the Boston Financial Board of Directors. Mr. Hawthorne holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree from the Massachusetts Institute of Technology. Mr. Hawthorne is a Trustee of The Berkshire Theatre Festival, and serves on the Board of Directors of the Celebrity Series of Boston and The Boston Home.

Robert M. Kaufman, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Kaufman is currently the Senior Vice President and Chief Operating Officer of Outcome Sciences, Inc. (a wholly owned subsidiary of Quintiles, Inc. since October 2011) since April 1, 2007 and was formerly the President and Chief Operating Officer of Oakley Investment, Inc., a private investment firm. Mr. Kaufman was a founder and the Chief Executive Officer of Medeview, Inc., a healthcare technology company, from 2000-2002. From 1996-1999, Mr. Kaufman served as Chief Executive Officer of a senior housing company known as Carematrix Corp. and in 1999 served as a consultant to Carematrix Corp. Prior to that, Mr. Kaufman worked for Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm, from 1972-1996. During his tenure at Coopers & Lybrand, he was a partner from 1982-1996 primarily servicing real estate and healthcare industry clients and served as a member of the National Board of Partners. In addition, while a partner at Coopers & Lybrand, Mr. Kaufman was a member of the Mergers and Acquisitions and Real Estate Groups, the Associate Chairman of the National Retail and Consumer Products Industry Group and was a National Technical Consulting Partner. Mr. Kaufman received his Bachelor of Arts from Colby College and his Master of Business Administration degree from Cornell University.

Richard B. Peiser, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Peiser is currently the Michael D. Spear Professor of Real Estate Development at Harvard University and has worked in that position since 1998. Mr. Peiser is also a member of the Department of Urban Planning and Design in the Harvard University Graduate School of Design and has served as such since 1998. Before joining the faculty of Harvard University in 1998, Mr. Peiser served as Director of the Lusk Center of Real Estate Development from 1987-1998 as well as Founder and Academic Director of the Master of Real Estate Development Program at the University of Southern California from 1986-1998. Mr. Peiser has also worked as a real estate developer and consultant since 1978. In addition, Mr. Peiser has published numerous articles relating to various aspects of the real estate industry. Mr. Peiser taught at Southern Methodist University from 1978-1984, the University of Southern California from 1985-1998 and at Stanford University in the fall of 1981. Mr. Peiser is the Chairman of Kailong REI, a real estate investment and asset management company based in Shanghai, China. Mr. Peiser served as a trustee of the Urban Land Institute from 1997 to 2004 and as a Director of the firm American Realty Advisors from 1998 to 2005. Additionally, Mr. Peiser served as a faculty representative on the Harvard University Board of Overseer's Committee on Social Responsibility from 1999-2002 and as co-editor of the Journal of Real Estate Portfolio Management from 2003 to 2007. Mr. Peiser holds a Bachelor of Arts degree from Yale University, a Master of Business Administration degree from Harvard University and a Ph.D. in land economics from Cambridge University.

Christopher M. Nichols, Senior Vice President, Principal Financial Officer and Assistant Secretary of Berkshire Income Realty, Inc. since July 19, 2002. Mr. Nichols currently holds the position of Vice President, Controller and Assistant Secretary of Berkshire Income Realty, Inc. Mr. Nichols is also the Company's Principal Accounting Officer. Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller. Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a NYSE-listed company. At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems. Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997. Mr. Nichols has a Bachelor of Science degree in Accountancy from Bentley College (now Bentley University) as well as Associate Degrees in Computer Information Systems and in Electrical Engineering. Mr. Nichols is a Certified Public Accountant.

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

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. Such persons act as the Company's Audit Committee. The Board has determined that Robert Kaufman qualifies as an “audit committee financial expert” under applicable SEC rules and regulations.

The Company does not currently have a nominating committee as the Board has determined, given its relatively small size, that Robert Kaufman, Randolph Hawthorne and Richard Peiser, (the "Independent Directors") shall perform this function. Nominees for positions on the Board are identified and recommended by a majority of the Independent Directors on the Board (as defined in the NYSE Amex Equities listing requirements). Director candidates, including Directors up for re-election and those nominated by Shareholders entitled to vote for the election of directors, are considered based upon various criteria, including broad-based business and professional skills and experience, personal integrity, sound business judgment, community involvement, and time available to devote to Board activities. The 5 nominees approved by the Board are Directors standing for re-election. The Company has not paid a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees. The Board did not receive a Director candidate recommendation from a shareholder that beneficially owned more than 5% of the Company's common voting shares or from a group of shareholders that beneficially owned, in the aggregate, more than 5% of the Company's common voting shares. The Board will consider Director candidates recommended by shareholders entitled to vote for the election of directors.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders, during the fiscal year ended December 31, 2011 and prior fiscal years, none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

Randolph Hawthorne, a director, filed a Form 4 on an untimely basis on March 16, 2010 that covered his purchase on March 13, 2009, of 100 shares of the Company's 9% Series A Cumulative Redeemable Preferred Stock.

ITEM 11.    EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee as the Board has determined that such a committee is unnecessary, in light of the fact that, except for our independent directors identified above, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor. The Company has no employees under any employment or other agreement either formal or implied. The Company pays Berkshire Advisor, an affiliate, property and asset management fees for services related to the management of the Company. The Company also reimburses Berkshire Advisor for the salaries of employees of the Advisor who work directly at our properties. The Company does not bear risk associated with compensation policies and practices of employees as employee related costs incurred by the Advisor are limited to the fixed management fees or cost reimbursements paid by the Company. Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party transaction for additional information.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

N/A	N/A	$—	$—	$—	$—	$—	$—	$—	$—
		$—	$—	$—	$—	$—	$—	$—	$—

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. The Board has determined that the independent directors will be compensated at the rate of $30,000 per year, payable in cash, for their service as directors and receive reimbursement for their travel expenses incurred in connection with Board duty. There were no other arrangements to compensate the directors for Board or committee involvement in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2011 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Class B Common Stock	Douglas Krupp	1,283,313	(2)	91%
Class B Common Stock	George Krupp	1,283,313	(3)	91%
Class B Common Stock	Douglas Krupp 1980 Family Trust	1,283,313	(4)	91%
Class B Common Stock	George Krupp 1980 Family Trust	1,283,313	(5)	91%
Class B Common Stock	Krupp Family Limited Partnership-94	1,283,313	(6)	91%
Class B Common Stock	KRF Company	1,283,313		91%
Class B Common Stock	Thomas Shuler	63,560		5%
Class B Common Stock	David Olney	59,323		4%
Class B Common Stock	All directors and executive officers as a group	1,406,196	(7)	100%
Preferred Shares	Robert M. Kaufman	66,380	(8)	2%
Preferred Shares	Thomas Shuler	6,760		*
Preferred Shares	Randolph G. Hawthorne	4,600		*
Preferred Shares	Richard B. Peiser	2,955		*
Preferred Shares	David C. Quade	1,434	(9)	*
Preferred Shares	Mary Beth Bloom	1,150		*
* - Represents less than 1% of shares outstanding in class.

(1)	c/o The Berkshire Group, One Beacon Street, Suite 1500, Boston, MA 02108.

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

(7)	Includes 1,283,313 shares owned by KRF Company that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (2) plus all shares owned by Thomas Shuler and David Olney.

(8)
Robert M. Kaufman does not own shares of Class B common stock. Mr. Kaufman does own 65,223 shares of the Preferred Shares of the Company. Additionally, 1,157 shares of the Preferred Shares are owned Mr. Kaufman's spouse and may be deemed to be beneficially owned by Mr. Kaufman.

(9)
David C. Quade does not own shares of Class B common stock. Mr. Quade does own 874 shares of the Preferred Shares of the Company. Additionally, 560 shares of the Preferred Shares are owned Mr. Quade's spouse and may be deemed to be beneficially owned by Mr. Quade.

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A Common Stock and 5,000,000 shares have been classified as Class B Common Stock. As of December 31, 2011 and 2010, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A Common Stock.

Each share of Class B Common Stock entitles the holder to ten votes per share, and each share of Class A Common Stock entitles the holder to one vote per share, on all matters to be submitted to the stockholders for vote. Each share of Class B Common Stock is convertible, at the option of the holder at any time, into one share of Class A Common Stock. The exclusive voting power of the Company's stockholders for all purposes (including amendments to the charter) is vested in the holders of our common stock. We may not issue shares of our Class A Common Stock unless the issuance has been approved by the affirmative vote of the holders of a majority of the shares of our outstanding Class B Common Stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 about shares of our equity securities outstanding and available for issuance under equity compensation plans. The Company does not have equity securities outstanding or available for issuance under an equity compensation plan as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Column (a)	Column (b)	Column (c)
Equity compensation plan approved by security holders	$—	$—	$—
Equity compensation plans not approved by security holders	—	—	—
Total	$—	$—	$—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Management Fees

We have entered into an advisory services agreement with Berkshire Advisor. Douglas Krupp, one of our directors, together with his brother George Krupp (formerly a director of the Company and former Chairman of the Board), indirectly own substantially all of the member interests in Berkshire Advisor. Under the advisory services agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the Audit Committee (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and NYSE Amex Equities).

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company's Preferred Shares have been paid. Berkshire Advisor earned asset management fees of $1,649,259, $1,649,259 and $1,649,256 during 2011, 2010 and 2009, respectively. The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties. In addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an Incentive Advisory Fee based on increases in the value of the Company, as explained below, that would not be subject to the $1,600,000 maximum as detailed below. As of December 31, 2011 and 2010, respectively, $412,315 and $824,632 of the asset management fees are payable to Berkshire Advisor.

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement with Berkshire Advisor, an affiliate of the Company. The Amendment includes an Incentive Advisory Fee component to the existing asset management fees paid to the Advisor, which is based on the increase in value of the Company over the Base Value established as of December 31, 2009. The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value. The Incentive Advisory Fee is variable and generally to the extent the value of the Company decreases, the accrued Incentive Advisory Fee would be reduced accordingly. Like the Asset Management Fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due. As of December 31, 2011, the Company's obligation pursuant to the amendment was $3,904,280 and is included in Due to affiliates, incentive advisory fees on the consolidated balance sheets. The Company incurred $1,696,485 and $2,207,795 of Incentive Advisory Fees during the year ended December 31, 2011 and 2010, respectively. Any future liability will be based upon any increase in value of the Company over the Base Value. Payments from the plan will approximate the amounts the Advisor pay to its employee. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid. The Company has not made any Incentive Advisory Fee payments as of December 31, 2011.

During 2011, 2010 and 2009, Berkshire Advisor, an affiliate of The Berkshire Group, acted as property manager under property management agreements between the Company and Berkshire Advisor. Under the property management agreement, Berkshire Advisor is entitled to receive a property management fee, payable monthly, equal to 4% of the gross rental receipts, including rentals and other operating income, received each month with respect to all managed properties. The total amount of property management fees paid or accrued to Berkshire Advisor under the property management agreements was $3,292,761, $3,052,447 and $3,041,240 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, respectively, $89,513 and $474,353 of the 2011 and 2010 property management fees are payable to Berkshire Advisor.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the Audit Committee of the Board (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and NYSE Amex Equities).

Berkshire Advisor received acquisition fees for 2011, 2010 and 2009 as follows:

	Acquisition Fees
	2011	2010	2009

Estancia	$420,000	$—	$—
Glo	—	—	427,500
	$420,000	$—	$427,500

Since January 1, 2005, the Company has paid a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $288,859, $253,845 and $438,965 in construction management fees for the year ended December 31, 2011, 2010 and 2009, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development ("BRD"), for property development services. As of December 31, 2011, the Company has one project, 2020 Lawrence, under development which is managed by BRD and has incurred fees totaling $209,115 since the inception of the project during the year. As of December 31, 2011, $209,115 has been paid to BRD and construction is ongoing.

Under the advisory services agreement and the property management agreements, Berkshire Advisor is reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties.

Berkshire Advisor also is reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services. Expense reimbursements paid were $213,300, $210,000 and $200,900 for the years ended December 31, 2011, 2010 and 2009, respectively. Salary reimbursements paid were $9,820,522, $9,700,806 and $9,243,927 for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition to the fees listed above, the Multifamily Venture Limited Partnership paid construction management fees of $578,979, $525,252 and $570,602, property management fees of $5,699,984, $5,764,238 and $5,841,648 and asset management fees of $4,371,676, $4,480,969 and $4,763,937 to Berkshire Advisor during 2011, 2010 and 2009, respectively.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

The Company does not have written policies and procedures for the review, approval or ratification of transactions with related persons. The Audit Committee (which committee is comprised of directors who are independent under applicable rules and regulations of the SEC and NYSE Amex Equities) reviews and approves all related-party transactions. The review and approval responsibility of the Audit Committee is evidenced by the Audit Committee Charter.

Director Independence

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. Such persons act as the Company's Audit Committee, which does not include any non-independent directors of the Company.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $407,500 and $417,500 for the years ended December 31, 2011 and 2010, respectively, for the audit of the Company's annual financial statements included in the Company's Form 10K and review of financial statements included in the Company's Forms 10Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $12,500 and $18,600 for the years ended December 31, 2011 and 2010, respectively for Sarbanes-Oxley readiness procedures and the audit of certain subsidiaries.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $55,000 and $53,400 for the years December 31, 2011 and 2010, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 and $0 for the years ended December 31, 2011 and 2010, respectively.

Before the Company's independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., is engaged by the Company or its subsidiaries to render audit services, the engagement is approved by the Audit Committee, which is comprised solely of directors who are independent under applicable SEC and NYSE AMEX Equities rules. All audit-related fees, tax fees and other fees are pre-approved by such Audit Committee and are subject to a fee cap, which cannot exceed 5% of the total amount of the Company's revenues.

The services described above in the captions "Audit-Related Fees," "Tax Fees" and "All Other Fees" were 100% approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    See "Index to Financial Statements and Financial Statement Schedule" on page 52 to this report.

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

10.25
Contract of Sale between Trivest Westpark L.P., as seller, and Berkshire Income Realty, Inc., as buyer, dated February 24, 2005. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on March 2, 2005).

10.26
Reinstatement and First Amendment to Contract of Sale dated March 18, 2005. (Incorporated by reference to Exhibit No. 10.2 to the Registrant's Current report on Form 8-K filed with the SEC on March 23, 2005).

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

10.29
Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty- OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp Capital Associates, as Administrative Agent. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on July 7, 2005).

10.30
Purchase and Sale Agreement between SCP Apartments, L.L.C., and Madison - Clinton - Tampa, L.L.C., each an Alabama limited liability company and Berkshire Income Realty-OP, L.P., a Delaware limited partnership or its nominee, dated August 3, 2005. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on August 9, 2005).

10.31
Agreement of Limited Partnership of Berkshire Multifamily Value fund, L.P., dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.32
Subscription Agreement between Berkshire Multifamily Value Fund, L.P., and Berkshire Income realty, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.33
Letter agreement between Berkshire Multifamily Value Fund, L.P., and Berkshire Income Realty, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.34
Purchase and Sale Agreement between Marina Mile, LLC and BIR I, LLC (individually and collectively, as applicable, "Seller") and Metro Real Estate Group, Inc. dated January 3, 2006. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on January 10, 2006).

10.35
Second Amendment to Purchase and Sale Agreement between Marina Mile, LLC and BIR I, LLC (collectively, "Seller") and Metro Real Estate Group, Inc. dated February 8, 2006. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on February 17, 2006).

10.36
Purchase and Sale Agreement between ING U.S.-Residential Fund, L.P., a Delaware limited partnership; and Berkshire Income Realty-OP, L.P., a Delaware limited partnership, dated November 10, 2006. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on November 16, 2006).

10.37
Amendment to Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty- OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp Capital Associates, as Administrative Agent. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on June 6, 2007).

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

10.42
Amendment No. 2, dated February 17, 2011, to Revolving Credit Agreement dated as of June 30, 2005, as amended by that certain Amendment No. 1 to Revolving Credit Agreement dated as of May 31, 2007 among Berkshire Income Realty-OP, L.P., the Borrower, Berkshire Income Realty, Inc., the Guarantor, Krupp Capital Associates, in its capacity as administrative agent, the Agent, for itself and the Lenders (as defined in the Agreement), and each of the Lenders party hereto (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 24, 2011).

10.43
Limited Liability Agreement of BIR/BVF-II NoMa JV, L.L.C. made and entered into as of March 2, 2011, by and among Berkshire Multifamily Value Fund-II OP, L.P. and Berkshire Income Realty-OP, L.P. hereto as Members, of BIR/BVF-II NoMa JV, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit No 10.1 to the Registrant's Current Report on Form 8-K/A filed with the SEC on March 9, 2011).

10.44
Amended and Restated Limited Liability Company Agreement, dated as of March 2, 2011, is between MCRT/MA 104 NoMa LLC, a Delaware limited liability company, and BIR/BVF-II NoMa JV, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit No. 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 8, 2011).

10.45
Amendment No. 3, dated May 24, 2011, to Revolving Credit Agreement dated as of June 30, 2005, as amended by Amendment No. 1 to Revolving Credit Agreement dated as of May 31, 2007 and Amendment No. 2 to Revolving Credit Agreement dated February 17, 2011 among Berkshire Income Realty-OP, L.P., the Borrower, Berkshire Income Realty, Inc., the Guarantor, Krupp Capital Associates, in its capacity as administrative agent, the Agent, for itself and the Lenders (as defined in the Agreement), and each of the Lenders party hereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on May 27, 2011).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Financial Statement Schedules

The information required by this item is set forth below in the financial statements included herein.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. and subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2012

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Multifamily apartment communities, net of accumulated depreciation of $227,600,092 and $200,045,487, respectively	$422,662,237	$419,531,860
Cash and cash equivalents	9,645,420	12,893,665
Cash restricted for tenant security deposits	1,455,751	1,610,659
Replacement reserve escrow	1,361,997	3,990,924
Prepaid expenses and other assets	11,786,836	9,258,604
Investment in Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	17,721,959	6,047,858
Acquired in-place leases and tenant relationships, net of accumulated amortization of $531,422 and $1,226,117, respectively	73,657	43,962
Deferred expenses, net of accumulated amortization of $2,840,437 and $2,270,646, respectively	4,041,785	3,488,897
Total assets	$468,749,642	$456,866,429

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$484,748,358	$476,386,979
Revolving credit facility, affiliate	8,349,422	—
Due to affiliates, net	1,245,147	1,820,827
Due to affiliate, incentive advisory fees	3,904,280	2,207,795
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	16,030,287	11,092,336
Tenant security deposits	1,651,665	1,827,837
Total liabilities	516,766,766	494,173,381

Commitments and contingencies (Note 11)	—	—

Deficit:
Noncontrolling interest in properties	346,524	(191,881)
Noncontrolling interest in Operating Partnership (Note 13)	(76,785,818)	(65,806,083)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2011 and 2010, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at December 31, 2011 and 2010, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Accumulated deficit	(41,802,722)	(41,533,880)
Total deficit	(48,017,124)	(37,306,952)

Total liabilities and deficit	$468,749,642	$456,866,429

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010	2009
Revenue:
Rental	$78,047,186	$71,682,274	$71,197,277
Interest	7,470	12,516	105,150
Utility reimbursement	3,321,811	2,657,703	1,777,389
Other	3,314,414	3,076,166	3,148,472
Total revenue	84,690,881	77,428,659	76,228,288
Expenses:
Operating	22,484,717	21,125,259	22,471,545
Maintenance	5,439,948	4,992,421	4,027,295
Real estate taxes	7,741,992	7,394,122	7,949,344
General and administrative	1,686,985	1,859,034	2,423,958
Management fees	4,942,020	4,701,706	4,690,496
Incentive advisory fees	1,696,485	2,207,795	—
Depreciation	30,167,972	29,858,741	30,990,501
Interest, inclusive of amortization of deferred financing fees	28,601,522	26,417,819	25,562,613
Amortization of acquired in-place leases and tenant relationships	531,422	44,550	302,251
Total expenses	103,293,063	98,601,447	98,418,003
Loss before loss in equity method investments	(18,602,182)	(21,172,788)	(22,189,715)
Loss in equity method investments:
Equity in loss of Multifamily Venture Limited Partnership	(3,315,350)	(4,080,225)	(4,143,070)
Equity in loss of Multifamily Limited Liability Company	(114,665)	—	—
Equity in loss of Mezzanine Loan Limited Liability Company	—	—	(947,294)
Net loss from equity method investments	(3,430,015)	(4,080,225)	(5,090,364)
Loss from continuing operations	(22,032,197)	(25,253,013)	(27,280,079)
Discontinued operations:
Income (loss) from discontinued operations	37,549	(473,498)	(1,405,155)
Gain on disposition of real estate assets	23,916,947	—	—
Net income (loss) from discontinued operations	23,954,496	(473,498)	(1,405,155)
Net income (loss)	1,922,299	(25,726,511)	(28,685,234)
Net (income) loss attributable to noncontrolling interest in properties	(6,306,178)	18,981	376,955
Net loss attributable to noncontrolling interest in Operating Partnership (Note 13)	10,819,718	31,633,734	34,172,349
Net income attributable to Parent Company	6,435,839	5,926,204	5,864,070
Preferred dividend	(6,700,763)	(6,700,765)	(6,700,785)
Net loss available to common shareholders	$(264,924)	$(774,561)	$(836,715)
Net income (loss) from continuing operations attributable to Parent Company per common share, basic and diluted	$(17.22)	$(0.21)	$0.40
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted	$17.03	$(0.34)	$(1.00)
Net loss available to common shareholders per common share, basic and diluted	$(0.19)	$(0.55)	$(0.60)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196
Dividend declared per common share	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests -Properties	Noncontrolling Interests - Operating Partnership	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2008	2,978,110	$70,210,830	1,406,196	$14,062	$(39,922,579)	293,650	—	$30,595,963
Net income (loss)	—	—	—	—	5,864,070	(376,955)	(34,172,349)	(28,685,234)
Contributions	—	—	—	—	—	1,404,801	—	1,404,801
Distributions	—	—	—	—	(25)	(905,114)	—	(905,139)
Distributions to preferred shareholders	—	—	—	—	(6,700,785)	—	—	(6,700,785)
Balance at December 31, 2009	2,978,110	70,210,830	1,406,196	14,062	(40,759,319)	416,382	(34,172,349)	(4,290,394)
Net income (loss)	—	—	—	—	5,926,204	(18,981)	(31,633,734)	(25,726,511)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(589,282)	—	(589,282)
Distributions to preferred shareholders	—	—	—	—	(6,700,765)	—	—	(6,700,765)
Balance at December 31, 2010	2,978,110	70,210,830	1,406,196	14,062	(41,533,880)	(191,881)	(65,806,083)	(37,306,952)
Net income (loss)	—	—	—	—	6,435,839	6,306,178	(10,819,718)	1,922,299
Contributions	—	—	—	—	—	1,099,437	—	1,099,437
Distributions	—	—	—	—	—	(6,851,145)	—	(6,851,145)
Syndication costs	—	—	—	—	(3,918)	(16,065)	(160,017)	(180,000)
Distributions to preferred shareholders	—	—	—	—	(6,700,763)	—	—	(6,700,763)
Balance at December 31, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,802,722)	$346,524	$(76,785,818)	$(48,017,124)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$1,922,299	$(25,726,511)	$(28,685,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	632,866	579,859	693,459
Amortization of acquired in-place leases and tenant relationships	540,338	117,848	827,930
Amortization of fair value discount on mortgage debt	232,041	427,589	—
Depreciation	31,312,085	31,326,510	32,136,098
Loss on extinguishment of debt	363,412	—	—
Net loss from equity method investments	3,430,015	4,080,225	5,090,364
Gain on real estate assets related to involuntary conversion	—	(255,072)	(90,585)
Gain on disposition of real estate assets	(23,916,947)	—	—
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(75,779)	254,448	(145,912)
Prepaid expenses and other assets	(334,331)	1,208,516	136,902
Due to/from affiliates	(575,680)	(328,801)	(141,622)
Due to affiliates, incentive advisory fees	1,696,485	2,207,795	—
Accrued expenses and other liabilities	919,857	60,924	(224,422)
Net cash provided by operating activities	16,146,661	13,953,330	9,596,978

Cash flows from investing activities:
Capital improvements	(18,000,511)	(9,048,464)	(14,288,389)
Acquisition of multifamily apartment communities	(54,487,297)	—	(849,719)
Proceeds from sale of properties	32,629,649	—	—
Interest earned on replacement reserve deposits	(2,641)	(3,099)	(23,122)
Restricted cash	—	12,621,014	(12,621,014)
Deposits to replacement reserve escrow	(297,795)	(563,423)	(1,605,940)
Withdrawals from replacement reserve escrow	2,938,363	514,244	3,643,369
Investment in Multifamily Limited Liability Company	(15,104,116)	—	—
Net cash (used in) provided by investing activities	(52,324,348)	3,520,272	(25,744,815)

Cash flows from financing activities:
Borrowings from mortgage notes payable	73,192,682	17,013,537	19,515,761
Principal payments on mortgage notes payable	(4,400,459)	(15,884,875)	(18,902,305)
Prepayments of mortgage notes payable	(30,009,982)	—	—
Borrowings from revolving credit facility - affiliate	34,028,500	—	15,720,000
Principal payments on revolving credit facility - affiliate	(25,679,078)	(15,720,000)	—
Deferred financing costs	(1,569,750)	(655,169)	(255,494)
Syndication costs	(180,000)	—	—
Contributions from noncontrolling interest holders in properties	1,099,437	—	1,404,801
Distributions to noncontrolling interest holders in properties	(6,851,145)	(589,282)	(905,114)
Distributions on common operating partnership units	—	—	(25)
Distributions to preferred shareholders	(6,700,763)	(6,700,765)	(6,700,785)
Net cash provided by (used in) financing activities	32,929,442	(22,536,554)	9,876,839

Net decrease in cash and cash equivalents	(3,248,245)	(5,062,952)	(6,270,998)
Cash and cash equivalents at beginning of period	12,893,665	17,956,617	24,227,615
Cash and cash equivalents at end of period	$9,645,420	$12,893,665	$17,956,617

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010	2009

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$28,129,703	$26,431,870	$25,733,692
Capitalization of interest	$1,066,074	$—	$152,188

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$4,005,354	$55,119	$109,769
Dividends declared and payable to preferred shareholders	$837,607	$837,607	$837,607
Mortgage debt (assigned)/assumed	$(35,290,000)	$—	$42,203,273
Write-off of fully amortized acquired in-place leases and tenant relationships	$1,235,033	$—	$—
Write-off of real estate assets - involuntary conversion	$—	$119,165	$278,988
Insurance proceeds receivable - involuntary conversion	$—	$430,756	$891,208

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(51,801,690)	$—	$(41,602,373)
Acquired in-place leases	(605,080)	—	(607,893)
Replacement reserve escrow	(9,000)	—	—
Prepaid expenses and other assets	(2,193,901)	—	(1,083,422)
Liabilities acquired:
Accrued expenses	67,859	—	80,760
Tenant security deposit liability	54,515	—	159,936
Mortgage assumed	—	—	42,203,273
Net cash used for acquisition of multifamily apartment communities	$(54,487,297)	$—	$(849,719)

Sale of real estate:
Gross selling price	$68,500,000	$—	$—
Assignment of mortgage notes payable	$(35,290,000)	$—	$—
Cost of sale	$(580,351)	$—	$—
Cash flows from sale of real estate assets	$32,629,649	$—	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the "Company"), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization. The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

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

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2011 is presented below:

Description	Location	Year Acquired		Total Units (Unaudited)	Ownership Interest	2011 Occupancy (1) (Unaudited)

Berkshires of Columbia	Columbia, Maryland	1983		316	91.38%	96.88%
Seasons of Laurel	Laurel, Maryland	1985		1,088	100.00%	94.62%
Walden Pond/Gables	Houston, Texas	1983/2003		556	100.00%	95.66%
Laurel Woods	Austin, Texas	2004		150	100.00%	98.00%
Bear Creek	Dallas, Texas	2004		152	100.00%	96.24%
Bridgewater	Hampton, Virginia	2004		216	100.00%	94.50%
Arboretum	Newport News, Virginia	2004		184	100.00%	96.15%
Reserves at Arboretum	Newport News, Virginia	2009	(2)	143	100.00%	95.82%
Silver Hill	Newport News, Virginia	2004		153	100.00%	94.55%
Arrowhead	Palatine, Illinois	2004		200	58.00%	95.06%
Moorings	Roselle, Illinois	2004		216	58.00%	97.72%
Country Place I	Burtonsville, Maryland	2004		192	58.00%	97.05%
Country Place II	Burtonsville, Maryland	2004		120	58.00%	95.68%
Yorktowne	Millersville, Maryland	2004		216	100.00%	96.18%
Berkshires on Brompton	Houston, Texas	2005		362	100.00%	97.62%
Riverbirch	Charlotte, North Carolina	2005		210	100.00%	96.45%
Lakeridge	Hampton, Virginia	2005		282	100.00%	96.43%
Berkshires at Citrus Park	Tampa, Florida	2005		264	100.00%	94.54%
Briarwood Village	Houston, Texas	2006		342	100.00%	96.18%
Chisholm Place	Dallas, Texas	2006		142	100.00%	96.32%
Standard at Lenox Park	Atlanta, Georgia	2006		375	100.00%	96.56%
Berkshires at Town Center	Towson, Maryland	2007		199	100.00%	93.34%
Sunfield Lakes	Sherwood, Oregon	2007		200	100.00%	94.33%
Executive House	Philadelphia, Pennsylvania	2008		302	100.00%	96.69%
Estancia	Dallas, Texas	2011		207	100.00%	95.09%
2020 Lawrence	Denver, Colorado	2011	(3)	N/A	91.08%	N/A
Walnut Creek	Walnut Creek, California	2011	(3)	N/A	98.00%	N/A
				6,787

All of the properties in the above table are encumbered by mortgages as of December 31, 2011.

(1)	Represents the average year-to-date physical occupancy.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and fully leased during the year ended December 31, 2009.

(3)	Properties are under development as of December 31, 2011.

Discussion of dispositions for the years ended December 31, 2011, 2010 and 2009

On December 22, 2011, the Company, through its joint venture, BIR Holland JV, LLC, closed on the sale of the Glo property to Equity Residential for $68.5 million. The outstanding bonds were assumed by the buyer. The Company's share of the proceeds from the transaction were used to reduce the outstanding balance of the revolving credit facility.

There were no dispositions during the years ended December 31, 2010 or 2009.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of combination and consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities which it controls including those entities subject to ASC 810-10. Variable interest entities ("VIEs") are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with ASC 810-10, the Company consolidates VIEs for which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. The Company reconsiders this assessment only if the entity's governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity's equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

For entities not deemed to be VIEs, the Company consolidates those entities in which it owns a majority of the voting securities or interests, except in those instances in which the noncontrolling voting interest owner effectively participates through substantive participative rights, as discussed in ASC 810-10 and ASC 970-323. Substantive participatory rights include the ability to select, terminate, and set compensation of the investee's management, the ability to participate in capital and operating decisions of the investee (including budgets), in the ordinary course of business.

The Company also evaluates its ownership interests in entities not deemed to be VIEs, including partnerships and limited liability companies, to determine if its economic interests result in the Company controlling the entity as promulgated in ASC 810-20.

Real estate

Real estate assets are recorded at depreciated cost. The cost of acquisition (exclusive of transaction costs), development and rehabilitation and improvement of properties are capitalized. Interest costs are capitalized on development projects until construction is substantially complete.  There was $481,958, $0 and $152,188 of interest capitalized in 2011, 2010 and 2009, respectively.  Recurring capital improvements typically include appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

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

Pursuant to ASC 360-10, management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. No such impairment losses have been recognized to date.

Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other than temporary. Please refer to Note 4 - Investment in Mezzanine Loan Limited Liability Company for further discussion of impairments recorded.

Cash and cash equivalents

The Company participates in centralized cash management whereby cash receipts are deposited in specific property operating accounts and are then transferred to the Company's central operating account. Bills are paid from a central disbursement account maintained by an affiliate of the Company, which is reimbursed from the Company's central operating accounts. In management's opinion, the cash and cash equivalents presented in the consolidated financial statements are available and required for normal operations.

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

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional impairment, if necessary. Please refer to Note 4 - Investment in Mezzanine Loan Limited Liability Company for further discussion of impairments recorded.

Cash restricted for tenant security deposits

Cash restricted for tenant security deposits represents security deposits held by the Company under the terms of certain tenant lease agreements.

Replacement reserve escrows

Certain lenders require escrow accounts for capital improvements. The escrows are funded from operating cash, as needed.

Deferred expenses

Fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the related loans, on the straight line method which approximates the effective interest method.

Mortgage notes payable and notes payable, affiliate

Mortgage notes payable consist of property level mortgage indebtedness collaterized by respective multifamily apartment communities. Notes payable to an affiliate consists of indebtedness related to the Company's revolving credit facility. The Company states its mortgage notes payable and notes payable to an affiliate at the outstanding principal balance, exclusive of transaction costs such as prepayment penalties.

Noncontrolling interest in properties

Unaffiliated third parties have ownership interests in seven, six and six of the Company's multifamily apartment communities at December 31, 2011, 2010 and 2009, respectively. Such interests are accounted for as "Noncontrolling Interest in Properties" in the accompanying financial statements. Allocations of earnings and distributions are made to noncontrolling holders based upon their respective share allocations. Accordingly, for financial reporting purposes in prior years, allocations of earnings and distributions in excess of noncontrolling holders' investment basis were allocated to the Company. As of January 1, 2009, in accordance with ASC 810-10, the noncontrolling holders interest in the properties have been reduced for their share of the current year allocation of earnings and distributions deficit and are reflected as negative amounts on the balance sheet

Noncontrolling interest in Operating Partnership

In accordance with ASC 974-810, KRF Company and affiliates' common limited partnership interest in the Operating Partnership is being reflected as "Noncontrolling Interest in Operating Partnership" in the financial statements of the Company.

The net equity to the common and general partner interests in the Operating Partnership is less than zero after an allocation to the Company and affiliates' preferred interest in the Operating Partnership. Further, KRF Company and affiliates have no obligation to fund such deficit. Accordingly, for financial reporting purposes in prior years, KRF Company and affiliates' noncontrolling interest in the Operating Partnership had been reflected as zero with common stockholders' equity being reduced for the deficit amount. As of January 1, 2009, in accordance with ASC 810-10, KRF Company and affiliates' noncontrolling interest in the Operating Partnership have been reduced for their share of the current year deficit and are reflected as negative amounts on the balance sheet.

In accordance with ASC 974-810, earnings of the Operating Partnership are first being allocated to the preferred interests held by the Company. The remainder of earnings, if any, is allocated to the Company's general partner and KRF Company and affiliates' common limited partnership interests in accordance with their relative ownership percentages. The excess of the allocation of income to KRF Company and affiliates over cash distributed to them will be credited directly to the Company's equity (with a corresponding debit to noncontrolling interest) until the noncontrolling interest deficit that existed upon the completion of the Offering is eliminated. Distributions to the noncontrolling holders in excess of their investment basis are recorded in the Company's statement of operations as Noncontrolling Interest in Operating Partnership.

Stockholders' equity (deficit)

Capital contributions, distributions and profits and losses are allocated in accordance with the terms of the individual partnership and/or limited liability company agreements. Distributions and dividends are accrued and recorded in the period declared.

Equity offering costs

Underwriting commissions and offering costs have been reflected as a reduction of proceeds from issuance of the Preferred Shares.

Debt extinguishment costs

In accordance with ASC 470-50, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to ASC 225-20. Accordingly, costs associated with the early extinguishment of debt are included in "Income (loss) from discontinued operations" in the Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

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

Income taxes

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its stockholders.

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements.

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2011, 2010 and 2009, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $78,105,708 and $62,943,921 as of December 31, 2011 and 2010, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

The Company monitors the impact of ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with ASC 740-10. As of December 31, 2011 and 2010, the Company has determined it does not have a liability related to a tax position taken or expected to be taken in a tax return and therefore has not recorded any adjustments to its financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable.   As of December 31, 2011, the Company will file its first tax return and therefore, this is the only year subject to examination by the major tax jurisdictions under the statute of limitations (with limited exceptions).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board ("FASB") issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards ("IFRS"), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

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

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2011, 2010 and 2009, comprehensive income (loss) equaled net income (loss). Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

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

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company's multifamily apartment communities:

	December 31, 2011	December 31, 2010
Land	$68,745,583	$67,711,675
Buildings, improvement and personal property	581,516,746	551,865,672
Multifamily apartment communities	650,262,329	619,577,347
Accumulated depreciation	(227,600,092)	(200,045,487)
Multifamily apartment communities, net	$422,662,237	$419,531,860

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment at December 31, 2011 or 2010.

Refer to Note 1 - Organization and Basis of Presentation for discussion of dispositions for the years ended December 31, 2011, 2010 and 2009.

The operating results of discontinued operations for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009

Revenue:
Rental	$3,567,894	$3,552,605	$2,847,144
Interest	187	139	73
Utility reimbursement	84,311	83,951	58,596
Other	650,067	617,536	499,281
Total revenue	4,302,459	4,254,231	3,405,094

Expenses:
Operating	1,030,262	1,217,563	1,540,476
Maintenance	203,092	147,502	147,183
Real estate taxes	547,622	596,770	535,852
General and administrative	83,709	65,224	10,484
Management fees	108,758	101,879	80,167
Depreciation	1,144,113	1,467,769	1,145,597
Interest, inclusive of deferred financing fees	775,026	1,057,724	824,811
Loss on extinguishment of debt	363,412	—	—
Amortization of acquired in-place leases and tenant relationships	8,916	73,298	525,679
Total expenses	4,264,910	4,727,729	4,810,249

Income (loss) from discontinued operations	$37,549	$(473,498)	$(1,405,155)

4.	INVESTMENT IN MEZZANINE LOAN LIMITED LIABILITY COMPANY

On June 19, 2008, the Company through a wholly owned subsidiary BIR Blackrock, L.L.C., entered into a subscription agreement to invest in the Leggat McCall Hingham Mezzanine Loan LLC, a Massachusetts limited liability company (the "Mezzanine Loan LLC"). Under the terms of the agreement, the Company agreed to invest up to $1,425,000, or approximately 41%, of the total capital of the investment in order to subscribe for 14.25 units of the Mezzanine Loan LLC. The Company had funded $855,000, or 60%, of its commitment as of December 30, 2009.

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

During the year ended December 31, 2009, the developer of the property securing the Mezzanine Loan LLC's investment suffered financial problems related to other projects it is working on. As a result of these issues, the managing member of the Mezzanine Loan LLC (the "Managing Member") negotiated with another developer to take over the project. The Managing Member also attempted to extend the maturity date of the underlying first mortgage on the real estate in conjunction with the hiring of the new developer. Neither of the strategies of the Managing Member were successful and as a result the lender required the replacement of the Managing Member. Due to the ongoing uncertainty of the investment and changes in the structure of the investment resulting from the actions of the lender, the Company decided to distribute its interest in the investment to the common interest holder of the Operating Partnership effective December 30, 2009.

During the year ended December 31, 2009 and prior to the Company deciding to distribute its interest in the investment to the common interest holder of the Operating Partnership, the Company recognized income related to its investment in the Mezzanine Loan LLC. The income represents interest accrued on the Company's investment and totaled $170,531. The income increased the Company's carrying value of the investment prior to the write-down. Additionally, the Company recognized impairment charges which represented the other-than-temporary decline in the fair value below the carrying value of the Company's investment in the Mezzanine Loan LLC. In accordance with ASC 325-20, a loss in value of an investment under the equity method of accounting, which is other than a temporary decline, must be recognized. Unlike ASC 360-10, potential impairments under ASC 325-20 result from fair values derived based on discounted cash flows and other valuation techniques which are more sensitive to current market conditions. As a result, the Company recognized non-cash impairment charges of $1,117,825 on its investment in the Mezzanine Loan LLC in 2009.

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

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. ("BVF"), an affiliate of Berkshire Property Advisors, L.L.C. ("Berkshire Advisor" or the "Advisor"). Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Company's final commitment under the subscription agreement with BVF totals $23,400,000. BVF's investment strategy is to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation.

In accordance with ASC 810-10 issued by the Financial Accounting Standards Board ("FASB") related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity ("VIE") and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company's qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of BVF that most significantly impact BVF's economic performance. Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

After making the determination that its investment in BVF was a variable interest entity, the Company performed an assessment of which partner would be considered the primary beneficiary of BVF and therefore would be required to consolidate BVF's balance sheets and result of operations. This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of BVF, and (2) had the obligation to absorb losses or the right to receive benefits of BVF that could potentially be significant to the entity based upon the terms of the partnership and management agreements of BVF. As a result of fees paid to the general partner of BVF for asset management and other services, the Company has determined that the general partner of BVF has the obligation to absorb the losses or the right to receive benefits of BVF while retaining the power to make significant decisions for BVF. Based upon this understanding, the Company concluded that the general partner of BVF should consolidate BVF and as such, the Company accounts for its investment in BVF as an equity investment in an unconsolidated joint venture.

The summarized statement of assets, liabilities and partners' capital of BVF is as follows:

	December 31, 2011	December 31, 2010

ASSETS
Multifamily apartment communities, net	$951,400,492	$1,026,752,247
Cash and cash equivalents	10,904,452	17,404,768
Other assets	21,751,914	23,147,278
Total assets	$984,056,858	$1,067,304,293

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$890,099,238	$933,888,123
Revolving credit facility	39,000,000	22,400,000
Other liabilities	26,872,432	29,278,903
Noncontrolling interest	(2,313,162)	3,981,824
Partners’ capital	30,398,350	77,755,443
Total liabilities and partners’ capital	$984,056,858	$1,067,304,293

Company’s share of partners’ capital	$2,128,113	$5,443,463
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$2,732,508	$6,047,858

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At December 31, 2011 and December 31, 2010, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of December 31, 2011 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of December 31, 2011 and 2010, respectively.

The summarized statements of operations of the BVF for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Twelve Months Ended December 31,
	2011	2010	2009

Revenue	$142,470,274	$144,259,830	$146,283,102
Expenses (1)	(211,049,488)	(229,114,505)	(216,808,873)
Gain on property sales and extinguishment of debt	14,242,762	7,105,709	—
Net loss	(54,336,452)	(77,748,966)	(70,525,771)
Noncontrolling interest	6,979,361	19,466,226	11,345,359
Net loss attributable to investment	$(47,357,091)	$(58,282,740)	$(59,180,412)

Equity in loss of Multifamily Venture Limited Partnership (1)	$(3,315,350)	$(4,080,225)	$(4,143,070)

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090 during the year ended December 31, 2010, which is included in Expenses on the summarized statement of operations of BVF. During the year ended December 31, 2010, the Company identified that the real estate impairment charge recorded at BVF related to prior periods and should have been reflected in previously reported consolidated financial statements of the Company. The Company has concluded that the impact of this error to the prior periods and to the year ended December 31, 2010 is not material to the Company's consolidated financial statements and has recorded the additional equity in loss expense in the year ended December 31, 2010. Had this error been recorded in the proper periods, the impact on the adjustment on 2010 would have been a decrease in equity in loss of Multifamily Venture Limited Partnership and net loss of approximately $590,000.

During the year ended December 31, 2011, BVF recorded an impairment charge on its real estate in accordance with ASC 360-10 in the amount of $11,629,342, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $407,000 and is reflected in the equity loss recognized for the year ended December 31, 2011.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

During the year ended December 31, 2011, BVF recorded a net gain on the disposition of a long lived asset, pursuant to a short sale on behalf of the lender, that previously experienced an impairment charge. In accordance with ACS 360-10, BVF adjusted the cost basis of the asset to the carrying value at the time of the impairment charge and computed the resulting gain on the new cost basis. The loss on the sale was $428,614, of which the Company's share was approximately $15,000 and is reflected in the equity loss recognized for the year ended December 31, 2011. Additionally, concurrent with the short sale, the Company also recognized a gain from forgiveness of debt related to the extinguishment of the mortgage by the lender on the disposed real estate. The gain on the forgiveness of debt was $12,991,979 of which the Company's share was approximately $455,000 and is also reflected in the equity loss recognized for the year ended December 31, 2011.

During the year ended December 31, 2011, BVF prepaid a mortgage note which was recorded at fair value at acquisition in accordance with ASC 805-10, and recorded a gain of $1,679,397 as a result. The Company’s share of the gain was approximately $118,000 and is reflected in the equity loss recognized for the year ended December 31, 2011.

6.	INVESTMENT IN MULTIFAMILY LIMITED LIABILITY COMPANY

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

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. ("NOMA Residential").  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C.  The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the "Developer").  The governing agreements for NOMA Residential give the Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the Developer, limits the authority of the Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles.

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

As of December 31, 2011, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $584,116 of capitalized interest on the investment.

The summarized statement of assets, liabilities and partners’ capital of NoMa JV is as follows:

	December 31, 2011	December 31, 2010
ASSETS
Multifamily apartment communities, net	$62,699,213	$—
Cash and cash equivalents	577,190	—
Other assets	1,215,989	—
Total assets	$64,492,392	$—

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$11,973,905	$—
Other liabilities	4,500,703	—
Noncontrolling interest	4,801,778	—
Partners’ capital	43,216,006	—
Total liabilities and partners’ capital	$64,492,392	$—

Company’s share of partners’ capital	$14,405,335	$—
Basis differential (1)	$584,116	$—
Carrying value of the Company’s investment in Multifamily Limited Liability Company	$14,989,451	$—

(1)
This amount represents capitalized interest, pursuant to ASC 835-20, related to the Company's equity investment in the Multifamily Limited Liability Company. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of December 31, 2011.

The summarized statements of operations of NoMa JV for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the years ended December 31,
	2011	2010	2009

Revenue	$—	$—	$—
Expenses	(382,216)	—	—
Net loss	(382,216)	—	—
Noncontrolling interest	38,222	—	—
Net loss attributable to investment	$(343,994)	$—	$—

Equity in loss of Multifamily Limited Liability Company	$(114,665)	$—	$—

7.	MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2011 and 2010:

Collateralized Property		Original Principal Balance	Principal December 31, 2011	Annual Interest Rate at December 31, 2011 (2)	Final Maturity Date	Monthly Payment	Principal December 31, 2010

Berkshires of Columbia		$26,600,000	$24,399,036	4.86%	2013	$140,527	$24,870,602
Berkshires of Columbia (2nd note)		4,563,000	4,200,375	6.12%	2013	27,711	4,269,952
Berkshires of Columbia (3rd note)		5,181,000	5,010,393	6.37%	2014	32,306	5,072,334
Seasons of Laurel		99,200,000	99,200,000	6.10%	2021	521,076	99,200,000
Laurel Woods		4,100,000	3,848,379	5.17%	2015	22,438	3,914,035
Laurel Woods (2nd note)		1,900,000	1,851,130	7.14%	2015	12,820	1,870,213
Bear Creek		3,825,000	3,795,505	5.83%	2016	22,516	3,825,000
Walden Pond		12,675,000	10,839,684	4.86%	2013	66,962	11,102,129
Gables of Texas		5,325,000	4,553,950	4.86%	2013	28,132	4,664,207
Bridgewater		14,212,500	13,128,993	5.11%	2013	77,254	13,369,070
Silver Hill	(1)	4,010,241	3,178,640	5.37%	2026	26,237	3,316,336
Arboretum	(1)	6,894,193	5,435,296	5.37%	2026	45,388	5,676,859
Reserves at Arboretum		12,950,000	12,823,011	6.20%	2015	79,315	12,950,000
Arrowhead		5,510,000	5,081,537	5.00%	2014	29,579	5,176,267
Arrowhead (2nd note)		3,107,305	2,918,049	6.45%	2014	19,618	2,961,106
Moorings		5,775,000	5,325,930	5.00%	2014	31,001	5,425,216
Moorings (2nd note)		3,266,654	3,067,693	6.45%	2014	20,624	3,112,958
Country Place I & II		15,520,000	14,315,313	5.01%	2015	83,410	14,581,713
Country Place I & II (2nd note)		9,676,278	9,084,594	6.43%	2015	60,965	9,219,153
Yorktowne		16,125,000	14,942,930	5.13%	2015	87,848	15,212,273
Yorktowne (2nd note)		7,050,000	6,640,631	6.12%	2015	42,814	6,739,026
Brompton		18,600,000	18,600,000	5.71%	2014	91,455	18,600,000
Riverbirch		5,750,000	5,521,302	5.57%	2015	32,901	5,601,867
Lakeridge		13,130,000	12,272,728	5.07%	2014	71,047	12,488,402
Lakeridge (2nd note)		12,520,000	11,704,062	5.08%	2014	67,824	11,909,372
Savannah at Citrus Park		16,428,100	16,114,155	5.00%	2045	78,257	16,315,054
Briarwood		13,200,000	13,049,626	6.43%	2018	82,826	13,178,098
Chisholm		6,953,000	6,923,321	6.25%	2016	42,811	6,953,000
Standard at Lenox		35,000,000	35,000,000	5.80%	2016	169,167	35,000,000
Berkshires at Town Center		20,000,000	20,000,000	5.77%	2017	116,969	20,000,000
Sunfield Lakes		19,440,000	19,440,000	6.29%	2017	105,378	19,440,000
Executive House		27,000,000	26,047,891	5.52%	2016	153,557	26,394,623
Executive House (2nd note)		3,617,790	3,617,790	4.24%	2016	17,776	3,557,252
Estancia		29,004,000	28,745,522	5.15%	2021	158,369	—
2020 Lawrence	(3)	14,070,892	14,070,892	5.00%	2053	58,629	—
Glo		—	—	—%	2037	—	30,420,862
		$502,179,953	$484,748,358				$476,386,979

(1)
Represents assumed balance of the mortgage note payable as adjusted to its fair value as required by ASC 805-10. Annual interest rate at December 31, 2011 reflects interest rate used to calculate fair value of the debt when assumed.

(2)	All interest rates are fixed as of December 31, 2011.

(3)	December 31, 2011 balance represents amounts drawn on construction loan as of December 31, 2011.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities. All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2011 and 2010. Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2011.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2011 are as follows:

2012	$5,427,845
2013	61,157,327
2014	66,405,551
2015	63,464,577
2016	78,377,143
Thereafter	209,915,915
$484,748,358

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values. In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model. If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value will be treated as mezzanine debt and valued using a larger interest spread than the average debt pool. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $528,295,000 and $494,836,000 at December 31, 2011 and 2010, respectively.

On February 24, 2009, the Company, through its joint venture, BIR Holland JV LLC, in connection with the acquisition of Glo, assumed a mortgage note payable with outstanding balances of $47,500,000, which was collateralized by the related property. The note had a variable interest rate. As of December 31, 2010, the weighted-average variable interest rate was 1.59%. In accordance with ASC 805-10, the Company recorded this mortgage at fair value, which was determined by calculating the present value of the future payments at current interest rates. The fair market value at the acquisition date for the debt assumed on Glo was $42,203,273. The mortgage note originally required two principal reductions during 2009 and 2010 in the amount of $9,500,000 and $2,710,000, respectively. On July 27, 2009, Fannie Mae granted a six-month extension for the amount originally due in 2009 of $9,500,000 to March 15, 2010. On March 15, 2010, the supplemental mortgages outstanding and secured by Glo in the amount of $12,210,000 matured. As a requirement of the financing, the amounts maturing on March 15, 2010 were backed by irrevocable letters of credit which were used to retire the matured debt. Additionally, as a requirement of the bank that issued the irrevocable letters of credit, the Company was required to segregate cash in an amount sufficient to back the letters of credit. On March 15, 2010, the segregated cash was used to settle the letters of credit. Because the assumed mortgage was originally recorded at fair value, the Company was required to amortize the difference between the fair value and the face value of the mortgage over the life of the mortgage. During the year ended December 31, 2011 and 2010, the Company recorded $232,041 and $427,589 of amortization of the fair value adjustment, respectively, resulting in an increase in the recorded mortgage balance and a charge to interest expense. During the year ended December 31, 2010, the Company identified an error in the calculation of amortization of the loan fair value adjustment relating to the Glo loan, which was understated by $196,522. The Company has concluded that the impact of this error to the prior periods and to the year ended December 31, 2010 is not material to the Company's consolidated financial statements and has recorded the additional amortization in 2010. Had this error been recorded in the proper periods, the impact on the adjustment on 2010 would have been a decrease in interest expense and net loss of $196,552.

On December 22, 2011, the Company, through BIR Holland JV, LLC, closed on the sale of Glo to Equity Residential for $68.5 million. The outstanding bonds were assumed by the buyer. The Company recognized $23,916,947 in gain on the sale, which included $4,637,097 of loss related to the write-off of the fair value adjustment as a result of Equity Residential's assumption of the mortgage note.

8.	REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter's, and fees based on borrowings under the facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the facility were agreed upon through negotiations and were approved by the Audit Committee of the Board of Directors of the Company (the "Board"), which is comprised solely of directors who are independent under applicable rules and regulations of the Securities and Exchange Commission and the NYSE Amex Equities. Subsequent to its exercise of extension rights, the Company on May 31, 2007 executed an amendment to the Agreement. The amendment provides for an extension of the maturity date by replacing the current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the Agreement and render all outstanding amounts due and payable. The amendment also adds a clean-up requirement to the Agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the Agreement for a 14 consecutive day period during each 365-day period. The clean-up requirement has been satisfied for the initial 365-day period starting on June 1, 2007.

On February 17, 2011, the Company executed an amendment to the facility (the "Credit Facility Amendment") which provides for a temporary modification of certain provisions of the facility during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the facility are modified and include: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to the Credit Facility Amendment will revert back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

On May 24, 2011, the Company executed an amendment to the facility which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

During the years ended December 31, 2011 and 2010, the Company borrowed $34,028,500 and $0 under the revolving credit facility, respectively, and repaid advances of $25,679,078 and $15,720,000, respectively, during the same periods. The Company incurred interest of $1,532,426, $321,212 and $121,503 related to the facility during the years ended December 31, 2011, 2010 and 2009, respectively, of which $764,286, $0 and $152,188 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $140,285, $0 and $0, respectively, during the years ended December 31, 2011, 2010 and 2009. There were $8,349,422 and $0 borrowings outstanding as of December 31, 2011 and 2010, respectively.

9.	DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the years ended December 31, 2011 and 2010, the Company's aggregate dividends totaled $6,700,763 and $6,700,765, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2011 and 2010, respectively.

On December 30, 2009, the Board authorized the general partner of the Operating Partnership to distribute a special distribution of $1,025. $1,000 of the total distribution was an in-kind distribution of the Company's investment in the Mezzanine Loan LLC to KRF Company LLC, an affiliate of the company and majority holder of the Class B common stock. The remaining $25 balance of the special distribution was paid to the two remaining holders in cash from its operating cash flows to common general and common limited partners, payable on December 30, 2009. On the same day, the Board also declared a common dividend of $0.000017 per share on the Company's Class B common stock payable concurrently with the Operating Partnership distribution.

For the year ended December 31, 2011 and 2010, the Company did not declare a distribution to its common shareholders. There was no dividend payable outstanding at December 31, 2011 or December 31, 2010. The Company's policy is to provide for common distributions is based on available cash and Board approval.

Holders of the Company's stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital.

The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and no distributions to Class B common share, which is not publicly traded, during the year ended December 31, 2011. Pursuant to Internal Revenue Code Section 857 (b)(3)(C), for the years ended December 31, 2011, 2010 and 2009, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend 2011	% 2011	Dividend 2010	% 2010	Dividend 2009	% 2009
Preferred Stock:
Taxable ordinary dividend paid per share	$—	—%	$2.17	96.3%	2.24	99.7%
Taxable capital gain dividend paid per share	2.25	100.0%	—	—%	—	—%
Non-taxable distributions paid per share	—	—%	0.08	3.7%	0.01	0.3%
Total	$2.25	100.0%	$2.25	100.0%	$2.25	100.0%

Common Stock:
Taxable ordinary dividend paid per share	$—	—%	$—	—%	$—	—%
Taxable capital gain dividend paid per share	—	—%	—	—%	—	—%
Non-taxable distributions paid per share	—	—%	—	—%	0.000017	100.0%
Total	$—	—%	$—	—%	$0.000017	100.0%

Refer to Note 2 - Significant Accounting Policies for additional information regarding the tax status of the Company.

10.	EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the year ended December 31, 2011, 2010 and 2009 follows:

		Year Ended December 31,
		2011	2010	2009
Net loss from continuing operations		$(22,032,197)	$(25,253,013)	$(27,280,079)
Add:	Net loss attributable to noncontrolling interest in properties	—	18,981	376,955
	Net loss attributable to noncontrolling interest in Operating Partnership	10,819,718	31,633,734	34,172,349
Less:	Preferred dividends	(6,700,763)	(6,700,765)	(6,700,785)
	Net income attributable to noncontrolling interest in properties	(6,306,178)	—	—
Income (loss) from continuing operations attributable to Parent Company		$(24,219,420)	$(301,063)	$568,440

Net income (loss) from discontinued operations attributable to Parent Company		$23,954,496	$(473,498)	$(1,405,155)

Net loss available to common shareholders		$(264,924)	$(774,561)	$(836,715)

Net income (loss) from continuing operations attributable to Parent Company per common share, basic and diluted		$(17.22)	$(0.21)	$0.40
Net income (loss) from discontinued operations attributable to Parent Company per common share, basic and diluted		$17.03	$(0.34)	$(1.00)
Net loss available to common shareholders per common share, basic and diluted		$(0.19)	$(0.55)	$(0.60)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196

For the years ended December 31, 2011, 2010 and 2009, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

11.	COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal actions arising in the ordinary course of its business, such as those relating to tenant issues. All such proceedings taken together are not expected to have a material adverse effect on the Company. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved an amendment to the Advisory Services Agreement (the "Amendment") with Berkshire Advisor, an affiliate of the Company. The amendment includes a variable incentive fee component to the existing asset management fees paid to the Advisor (the "Incentive Advisory Fee"), which is based on the increase in value of the Company over a base value established as of December 31, 2009 ("Base Value"). The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in value of the Company above the established Base Value. Refer to Note 14 - Related Party Transactions on page 75 for further discussion.

The Company has made commitments to three joint venture multifamily development projects during the year ended December 31, 2011. The first project is to construct a 231-unit (unaudited) mid-rise multifamily apartment building in Denver, Colorado. The Company has a 91.075% interest in the joint venture and has made a commitment to invest $8.0 million to the project. As of December 31, 2011, the Company has made capital contributions totaling approximately $5.6 million. The second project is to construct a 603-unit (unaudited) mid-rise multifamily apartment building in Washington, D.C. The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million to the project. As of December 31, 2011, the Company has invested 100% of its total committed capital amount. The third project is to construct a 154-unit (unaudited) apartment building in Walnut Creek, California. The Company will own a 98% interest in the project once fully committed and its commitment to the venture is approximately $16.9 million. As of December 31, 2011, the Company has made capital contributions totaling approximately $253,000.

Business Risks and Uncertainties

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

12.	DERIVATIVE FINANCIAL INSTRUMENTS

ASC 815-10 amends and expands the disclosure requirements of ASC 815-10 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. ASC 815-10, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815-10, derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

During the year ended December 31, 2009, we acquired an interest rate cap through our investment in JV BIR/Holland. The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt. The interest rate cap was assumed by the buyer of the Glo property on December 22, 2011.

13.	NONCONTROLLING INTERESTS IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership at December 31, 2011, 2010 and 2009:

	For the year ended December 31,
	2011	2010	2009
Net income (loss)	$1,922,299	$(25,726,511)	$(28,685,234)
Adjust: Noncontrolling common interest in properties	(6,306,178)	18,981	376,955
Loss before noncontrolling interest in Operating Partnership	(4,383,879)	(25,707,530)	(28,308,279)
Preferred dividend	(6,700,763)	(6,700,765)	(6,700,785)
Loss available to common equity	(11,084,642)	(32,408,295)	(35,009,064)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(10,819,718)	$(31,633,734)	$(34,172,349)

The following table sets forth a summary of the items affecting the noncontrolling common interest in the Operating Partnership:

	For the year ended December 31,
	2011	2010
Balance at beginning of period	$(65,806,083)	$(34,172,349)
Noncontrolling common interest in Operating Partnership	(10,819,718)	(31,633,734)
Syndication costs allocated to noncontrolling common interest in Operating Partnership	(160,017)	—
Balance at end of period	$(76,785,818)	$(65,806,083)

As of December 31, 2011 and 2010, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

14.	RELATED PARTY TRANSACTIONS

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

On November 12, 2009, the Audit Committee of the Company (which committee is comprised of the three directors who are independent under applicable rules and regulations of the SEC and the American Stock Exchange) and the Board approved the Amendment to the Advisory Services Agreement with Berkshire Advisor, an affiliate of the Company. The Amendment includes an Incentive Advisory Fee component to the existing asset management fees paid to the Advisor, which is based on the increase in fair value of the Company, as calculated and approved by management, over the Base Value established as of December 31, 2009. The Amendment is effective as of January 1, 2010 and requires the Company to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in fair value of the Company above the established Base Value. The Incentive Advisory Fee is variable and generally to the extent the fair value of the Company decreases, the accrued Incentive Advisory Fee would be reduced and likewise increase with any value increases over the Base Value. Similar to the asset management fee, the Incentive Advisory Fee requires that all distributions currently payable on the Series A 9% Cumulative Redeemable Preferred Stock be paid prior to the payment of any Incentive Advisory Fee due. The Company has recorded $1,696,485 and $2,207,795 of Incentive Advisory Fees during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the accrued liability was $3,904,280 and $2,207,795, respectively, is included in Due to affiliate, incentive advisory fees on the consolidated balance sheets. Payments from the plan will approximate the amounts the Advisor pay to its employee. Payments to employees by the Advisor pursuant to the plan are generally paid over a four year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid. The Company has not made any Incentive Advisory Fee payments as of December 31, 2011.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. The Company paid a fee on the acquisitions of the Glo property in 2009 and Estancia Townhomes in 2011. Pursuant to the Company's adoption of ASC 805-10 as of January 1, 2009, the acquisition fee was charged to Operating expenses for the years ended December 31, 2009 and 2011.

During the years ended December 31, 2011, 2010 and 2009, the Company incurred fees on the following acquisitions:

	Acquisition Fees
Acquisition	2011	2010	2009

Estancia	$420,000	$—	$—
Glo	—	—	427,500
	$420,000	$—	$427,500

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $288,859 and $253,845 in construction management fees for the year ended December 31, 2011 and 2010, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development ("BRD"), for property development services. As of December 31, 2011, the Company has one project, 2020 Lawrence, under development which is managed by BRD and has incurred fees totaling $209,115 since the inception of the project during the year. As of December 31, 2011, $209,115 has been paid to BRD and construction is ongoing.

Amounts accrued or paid to the Company's affiliates for the year ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Property management fees	$3,292,761	$3,052,447	$3,041,240
Expense reimbursements	213,300	210,000	200,900
Salary reimbursements	9,820,522	9,700,806	9,243,927
Asset management fees	1,649,259	1,649,259	1,649,256
Incentive advisory fee	1,696,485	2,207,795	—
Acquisition fees	420,000	—	427,500
Construction management fees	288,859	253,845	438,965
Development fees	209,115	—	202,500
Interest on revolving credit facility	1,532,426	321,212	121,503
Commitment fee on revolving credit facility	140,285	—	—
Total	$19,263,012	$17,395,364	$15,325,791

Amounts due to affiliates of $1,245,147 and $1,820,827 are included in "Due to affiliates, net" at December 31, 2011 and 2010, respectively, represent intercompany development fees, expense reimbursements, asset management fees and shared services.

Expense reimbursements due to affiliates of $4,405,705 and $7,796,806 are included in "Due to affiliates, net" at December 31, 2011 and 2010, respectively.

Expense reimbursements due from affiliates of $3,160,558 and $5,975,979 are included in "Due to affiliates, net" at December 31, 2011 and 2010, respectively.

During 2010, the Company identified an error in its previously reported consolidated financial statements related to its 2009 accrual of the bonus expense which was understated by $205,983. The Company has concluded that the impact of this error to the prior periods and to the year ended December 31, 2010 is not material to the Company's consolidated financial statements and has recorded the additional bonus expense in 2010. Had this error been recorded in the proper periods, the impact of the adjustment on 2010 would have been a decrease in operating expenses and net loss of $205,983.

During the year ended December 31, 2011 and 2010, the Company borrowed $34,028,500 and $0, respectively, under the revolving credit facility, and repaid advances of $25,679,078 and $15,720,000, respectively, during the same periods. The Company incurred interest of $1,532,426, $321,212 and $121,503 related to the facility during the years ended December 31, 2011, 2010 and 2009, respectively, of which $764,286, $0 and $152,188 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $140,285, $0 and $0, respectively, during the years ended December 31, 2011, 2010 and 2009. There were $8,349,422 and $0 borrowings outstanding as of December 31, 2011 and 2010, respectively.

In addition to the fees listed above, the Multifamily Venture Limited Partnership paid or accrued construction management fees of $578,979, $525,252 and $570,602, property management fees of $5,699,984, $5,764,238 and $5,841,648 and asset management fees of $4,371,676, $4,480,969 and $4,763,937 to Berkshire Advisor during 2011, 2010 and 2009, respectively.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

15.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results have been revised to reflect the sale of Glo in 2011. The operating results for all quarters have been reclassed to discontinued operations to provide comparable information.

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$20,528,256	$21,209,160	$21,423,378	$21,530,087

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company and loss from discontinued operations	(5,613,789)	(4,507,453)	(4,698,628)	(3,782,312)

Net loss from continuing operations	(6,950,615)	(5,003,205)	(5,500,645)	(4,577,732)

Discontinued Operations:
Income (loss) from discontinued operations	297,516	101,153	110,349	(471,469)
Gain on disposition of real estate assets	—	—	—	23,916,947
Net income (loss) from discontinued operations	297,516	101,153	110,349	23,445,478

Net income (loss)	(6,653,099)	(4,902,052)	(5,390,296)	18,867,746

Preferred dividend	(1,675,187)	(1,675,187)	(1,675,195)	(1,675,194)

Net income (loss) available to common shareholders	$(199,479)	$(159,604)	$(170,974)	$265,133

Basic and diluted earnings per share:
Net loss from continuing operations attributable to Parent Company	$(0.35)	$(0.18)	$(0.20)	$(16.48)
Net income from discontinued operations attributable to Parent Company	0.21	0.07	0.08	16.67
Net income (loss) available to common shareholders	$(0.14)	$(0.11)	$(0.12)	$0.19

Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$19,095,244	$19,318,502	$19,465,756	$19,549,157

Loss before equity in loss of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company and loss from discontinued operations	(5,689,035)	(4,843,166)	(5,471,995)	(5,168,592)

Net loss from continuing operations	(7,303,925)	(5,574,819)	(6,233,273)	(6,140,996)

Discontinued Operations:
Income (loss) from discontinued operations	(244,180)	(291,347)	56,439	5,590
Gain on disposition of real estate assets	—	—	—	—
Net income from discontinued operations	(244,180)	(291,347)	56,439	5,590

Net loss	(7,548,105)	(5,866,166)	(6,176,834)	(6,135,406)

Preferred dividend	(1,675,196)	(1,675,196)	(1,675,187)	(1,675,186)

Net loss available to common shareholders	$(217,484)	$(180,842)	$(188,101)	$(188,134)

Basic and diluted earnings per share:
Net loss from continuing operations attributable to Parent Company	$0.02	$0.08	$(0.17)	$(0.13)
Net income from discontinued operations attributable to Parent Company	(0.17)	(0.21)	0.04	—
Net loss available to common shareholders	$(0.15)	$(0.13)	$(0.13)	$(0.13)

Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

16.	PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2011, 2010 and 2009, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 "Special Instructions for Real Estate Operations to be Acquired".

As discussed in Footnote 1, the Company and certain of its subsidiaries acquired interests in the Estancia Townhomes property during 2011. The following unaudited proforma information was prepared as if the 2011 transaction related to the acquisition of Estancia Townhomes property occurred as of January 1, 2010. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2010, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma financial information for the year ended December 31, 2011 and 2010 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2010 to the acquisition date as appropriate.

	Year Ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues from rental property	$85,047,184	$81,636,004
Net income (loss)	$1,801,350	$(27,015,145)
Net loss attributable to common shareholders	$(385,873)	$(2,063,195)
Net loss attributable to common shareholders, per common share, basic and diluted	$(0.27)	$(1.47)

Included in the consolidated statements of operations for the year ended December 31, 2011 are total revenues of $4,085,255 and net loss attributable to common shareholders of $1,700,169 since the respective date of acquisition through December 31, 2011 for the Estancia Townhomes property.

17.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents

For those cash equivalents with maturities of three months or less from the date of acquisition, the carrying amount of the investment is a reasonable estimate of fair value.

Mortgage notes payable

Market fixed rate mortgage notes payable - For fixed rate mortgages that have been obtained in the open market, the fair value is based on the borrowing rates currently available to the Company with similar terms and average maturities. The Company's carrying and estimated fair value amounts of the mortgages are disclosed in Note 7 - Mortgage Notes Payable.

Assumed fixed rate mortgage notes payable - For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company. At December 31, 2011 and 2010, the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization, plus amortization of fair value adjustment since assumption.

18.	LEGAL PROCEEDINGS

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

19.	SUBSEQUENT EVENTS

On March 23, 2012, the Operating Partnership completed the sale of the Riverbirch property, a 210-unit (unaudited) multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company structured the transaction as an outright sale and does not intend to reinvest the proceeds in a replacement property pursuant to a transaction structured to comply with the requirements of a Section 1031 tax deferred exchange under the Internal Revenue Code of 1986, as amended.

On March 23, 2012, the Company repaid $7,349,422 of principle on the revolving credit facility available from an affiliate. The repayment was made from proceeds resulting from the sale of the Riverbirch property.

BERKSHIRE INCOME REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2011

Description	Encumbrances	Initial Costs Buildings and Land	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2011	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired		Depreciable Lives

Berkshire of Columbia	$33,609,804	$13,320,965	$10,589,713	$23,910,678	$16,804,847	$7,105,831	1983		(1)
Seasons of Laurel	99,200,000	63,083,489	28,304,991	91,388,480	63,912,266	27,476,214	1985		(1)
Walden Pond / Gables	15,393,634	28,357,253	2,941,467	31,298,720	17,794,285	13,504,435	1983/2003		(1)
Laurel Woods	5,699,509	5,216,275	1,084,493	6,300,768	2,269,195	4,031,573	2004		(1)
Bear Creek	3,795,505	4,845,550	1,129,162	5,974,712	2,272,834	3,701,878	2004		(1)
Bridgewater	13,128,993	18,922,831	1,037,023	19,959,854	6,215,551	13,744,303	2004		(1)
Silver Hill	3,178,640	4,885,312	699,970	5,585,282	1,911,208	3,674,074	2004		(1)
Arboretum	5,435,296	11,460,551	1,481,822	12,942,373	4,233,381	8,708,992	2004		(1)
Reserves at Arboretum	12,823,011	1,529,123	17,144,517	18,673,640	2,251,275	16,422,365	2009	(2)	(1)
Arrowhead	7,999,586	8,655,532	1,761,854	10,417,386	3,648,689	6,768,697	2004		(1)
Moorings	8,393,623	9,147,765	1,695,550	10,843,315	3,694,794	7,148,521	2004		(1)
Country Place I	14,177,049	13,844,787	1,927,342	15,772,129	5,024,153	10,747,976	2004		(1)
Country Place II	9,222,858	8,657,461	1,211,931	9,869,392	3,307,020	6,562,372	2004		(1)
Yorktowne	21,583,561	21,616,443	7,686,144	29,302,587	11,606,638	17,695,949	2004		(1)
Berkshires on Brompton	18,600,000	14,500,528	8,165,713	22,666,241	10,629,635	12,036,606	2005		(1)
Riverbirch	5,521,302	8,198,193	3,149,975	11,348,168	3,921,114	7,427,054	2005		(1)
Lakeridge	23,976,790	34,411,075	1,868,120	36,279,195	10,199,576	26,079,619	2005		(1)
Berkshires at Citrus Park	16,114,155	27,601,083	1,534,565	29,135,648	8,307,598	20,828,050	2005		(1)
Briarwood Village	13,049,626	13,929,396	2,494,763	16,424,159	4,939,403	11,484,756	2006		(1)
Chisholm Place	6,923,321	9,600,527	2,174,549	11,775,076	3,838,327	7,936,749	2006		(1)
Berkshires at Lenox Park	35,000,000	47,040,404	7,208,651	54,249,055	15,306,394	38,942,661	2006		(1)
Berkshires at Town Center	20,000,000	20,254,316	12,993,356	33,247,672	9,510,254	23,737,418	2007		(1)
Sunfield Lakes	19,440,000	23,870,680	2,324,428	26,195,108	5,899,940	20,295,168	2007		(1)
Executive House	29,665,681	50,205,199	2,348,148	52,553,347	8,241,576	44,311,771	2008		(1)
Estancia	28,745,522	41,394,920	682,969	42,077,889	1,860,139	40,217,750	2011		(1)
2020 Lawrence	14,070,892	7,472,054	14,070,416	21,542,470	—	21,542,470	2011		(1)
Walnut Creek	—	200,000	328,985	528,985	—	528,985	2011		(1)
Total	$484,748,358	$512,221,712	$138,040,617	$650,262,329	$227,600,092	$422,662,237

(1)	Depreciation of buildings are calculated over useful lives ranging from 25 to 27.5 years and depreciation of improvements are calculated over useful lives ranging from 5 to 20 years.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and fully leased during the year ended December 31, 2009.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2011	2010	2009

Balance at beginning of year	$619,577,347	$610,702,698	$555,681,036
Acquisitions and improvements	73,808,067	8,993,814	55,396,236
Dispositions	(43,123,085)	(119,165)	(374,574)
Balance at end of year	$650,262,329	$619,577,347	$610,702,698

Accumulated Depreciation	2011	2010	2009

Balance at beginning of year	$200,045,487	$168,718,977	136,678,464
Depreciation expense	31,312,085	31,326,510	32,136,098
Dispositions	(3,757,480)	—	(95,585)
Balance at end of year	$227,600,092	$200,045,487	$168,718,977

The aggregate cost of the Company's multifamily apartment communities for federal income tax purposes was $490,584,110, $487,726,557 and $478,371,533 as of December 31, 2011, 2010 and 2009, respectively and the aggregate accumulated depreciation for federal income tax purposes was $146,027,581, $131,138,618 and $112,754,107 as of December 31, 2011, 2010 and 2009, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
March 30, 2012	BY:	/s/ David C. Quade
	NAME:	David C. Quade
	TITLE:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp
Douglas Krupp	Chairman of the Board of Directors	March 30, 2012

/s/ David C. Quade
David C. Quade	President and Director	March 30, 2012
(Principal Executive Officer)

/s/ Robert M. Kaufman
Robert M. Kaufman	Director	March 30, 2012

/s/ Randolph G. Hawthorne
Randolph G. Hawthorne	Director	March 30, 2012

/s/ Richard B. Peiser
Richard B. Peiser	Director	March 30, 2012

/s/ Christopher M. Nichols
Christopher M. Nichols	Senior Vice President and Controller	March 30, 2012
(Principal Financial Officer)