Form 10-Q
period 2012-03-31
BERKSHIRE INCOME REALTY, INC.
filed 2012-05-15
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of May 14, 2012.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $230,851,815 and $227,600,092, respectively	$418,147,385	$422,662,237
Cash and cash equivalents	8,759,118	9,645,420
Cash restricted for tenant security deposits	1,426,417	1,455,751
Replacement reserve escrow	1,406,472	1,361,997
Prepaid expenses and other assets	8,711,862	11,786,836
Investment in Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	18,883,940	17,721,959
Acquired in-place leases and tenant relationships, net of accumulated amortization of $551,390 and $531,422, respectively	53,689	73,657
Deferred expenses, net of accumulated amortization of $2,922,818 and $2,840,437, respectively	4,061,182	4,041,785
Total assets	$461,450,065	$468,749,642

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$485,545,320	$484,748,358
Note payable, affiliate	1,000,000	8,349,422
Due to affiliates, net	2,617,969	1,245,147
Due to affiliate, incentive advisory fees	5,359,874	3,904,280
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	13,728,622	16,030,287
Tenant security deposits	1,634,532	1,651,665
Total liabilities	510,723,924	516,766,766

Commitments and contingencies (Note 9)	—	—

Deficit:
Noncontrolling interest in properties	326,102	346,524
Noncontrolling interest in Operating Partnership (Note 10)	(76,543,026)	(76,785,818)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Accumulated deficit	(43,281,827)	(41,802,722)
Total deficit	(49,273,859)	(48,017,124)

Total liabilities and deficit	$461,450,065	$468,749,642

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2012	2011
Revenue:
Rental	$19,742,855	$18,558,640
Interest	1,180	2,637
Utility reimbursement	867,167	778,278
Other	868,735	773,365
Total revenue	21,479,937	20,112,920
Expenses:
Operating	5,586,310	6,049,934
Maintenance	1,279,284	1,103,799
Real estate taxes	2,096,299	1,774,399
General and administrative	524,987	647,082
Management fees	1,258,116	1,195,014
Incentive advisory fees	1,455,594	387,666
Depreciation	7,172,838	7,422,349
Interest, inclusive of amortization of deferred financing fees	6,764,131	6,933,867
Amortization of acquired in-place leases and tenant relationships	19,968	195,562
Total expenses	26,157,527	25,709,672
Loss before income (loss) in equity method investments	(4,677,590)	(5,596,752)
Income (loss) in equity method investments:
Equity in income (loss) of Multifamily Venture Limited Partnership	1,135,184	(1,336,826)
Equity in loss of Multifamily Limited Liability Company	(12,373)	—
Net income (loss) from equity method investments	1,122,811	(1,336,826)
Loss from continuing operations	(3,554,779)	(6,933,578)
Discontinued operations:
Income (loss) from discontinued operations	(1,022,588)	280,479
Gain on disposition of real estate assets	6,589,323	—
Net income from discontinued operations	5,566,735	280,479
Net income (loss)	2,011,956	(6,653,099)
Net income attributable to noncontrolling interest in properties	(88,025)	(18,126)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 10)	(242,792)	8,146,933
Net income attributable to Parent Company	1,681,139	1,475,708
Preferred dividend	(1,675,194)	(1,675,187)
Net income (loss) available to common shareholders	$5,945	$(199,479)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(3.96)	$(0.34)
Net income from discontinued operations attributable to Parent Company per common share, basic and diluted	$3.96	$0.20
Net income (loss) available to common shareholders per common share, basic and diluted	$—	$(0.14)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196
Dividend declared per common share	$—	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,533,880)	$(191,881)	$(65,806,083)	$(37,306,952)
Net income (loss)	—	—	—	—	1,475,708	18,126	(8,146,933)	(6,653,099)
Contributions	—	—	—	—	—	783,997	—	783,997
Distributions	—	—	—	—	—	(147,002)	—	(147,002)
Distributions to preferred shareholders	—	—	—	—	(1,675,187)	—	—	(1,675,187)
Balance at March 31, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,733,359)	$463,240	$(73,953,016)	$(44,998,243)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(41,802,722)	$346,524	$(76,785,818)	$(48,017,124)
Net income (loss)	—	—	—	—	1,681,139	88,025	242,792	2,011,956
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	(1,485,050)	(108,447)	—	(1,593,497)
Distributions to preferred shareholders	—	—	—	—	(1,675,194)	—	—	(1,675,194)
Balance at March 31, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(43,281,827)	$326,102	$(76,543,026)	$(49,273,859)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$2,011,956	$(6,653,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	150,480	183,239
Amortization of acquired in-place leases and tenant relationships	19,968	204,478
Amortization of fair value discount on mortgage debt	—	58,851
Loss on extinguishment of debt	40,812	—
Depreciation	7,315,018	7,698,354
Net (income) loss from equity method investments	(1,122,811)	1,336,826
Gain on disposition of real estate assets	(6,589,323)	—
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	12,201	14,525
Prepaid expenses and other assets	3,074,974	597,348
Due to/from affiliates	1,372,822	324,009
Due to affiliates, incentive advisory fees	1,455,594	387,666
Accrued expenses and other liabilities	(1,389,148)	(1,528,869)
Net cash provided by operating activities	6,352,543	2,623,328

Cash flows from investing activities:
Capital improvements	(11,020,463)	(1,010,493)
Acquisition of multifamily apartment communities	—	(53,558,329)
Proceeds from sale of properties	13,897,103	—
Investment in Multifamily Limited Liability Company	(39,170)	(11,550,544)
Interest earned on replacement reserve deposits	(480)	(1,147)
Deposits to replacement reserve escrow	(43,995)	(99,637)
Net cash provided by (used in) investing activities	2,792,995	(66,220,150)

Cash flows from financing activities:
Borrowings from mortgage notes payable	7,660,779	62,363,712
Principal payments on mortgage notes payable	(1,357,089)	(1,032,213)
Prepayments of mortgage notes payable	(5,506,728)	(26,500,000)
Borrowings from note payable, affiliate	—	32,100,000
Principal payments on note payable, affiliate	(7,349,422)	—
Deferred financing costs	(210,689)	(1,370,265)
Contribution from noncontrolling interest holders in properties	—	783,997
Distributions to noncontrolling interest holders in properties	(108,447)	(147,002)
Distribution on common operating partnership units	(1,485,050)	—
Distributions to preferred shareholders	(1,675,194)	(1,675,187)
Net cash (used in) provided by financing activities	(10,031,840)	64,523,042

Net (decrease) increase in cash and cash equivalents	(886,302)	926,220
Cash and cash equivalents at beginning of period	9,645,420	12,893,665
Cash and cash equivalents at end of period	$8,759,118	$13,819,885

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2012	2011

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$6,864,548	$6,972,310
Capitalization of interest	$291,855	$—

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$3,092,837	$15,192
Dividends declared and payable to preferred shareholders	$837,607	$837,607
Write-off of fully amortized acquired in-place leases and tenant relationships	$—	$1,235,033

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$—	$(50,872,722)
Acquired in-place leases	—	(605,080)
Replacement reserve escrow	—	(9,000)
Prepaid expenses and other assets	—	(2,193,901)
Liabilities acquired:
Accrued expenses	—	67,859
Tenant security deposit liability	—	54,515
Net cash used for acquisition of multifamily apartment communities	$—	$(53,558,329)

Sale of real estate:
Gross selling price	$14,200,000	$—
Cost of sale	$(302,897)	$—
Cash flows from sale of real estate assets	$13,897,103	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of March 31, 2012, the Company owned, or had an interest in, 27 multifamily apartment communities consisting of a total 6,577 apartment units and two multifamily development projects.

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the three months ended March 31, 2012 and March 31, 2011, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the three months ended March 31, 2012

The Company did not acquire any properties during the three-month period ended March 31, 2012.

Discussion of dispositions for the three months ended March 31, 2012

On March 23, 2012, the Operating Partnership completed the sale of the Riverbirch property, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and is subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The proceeds were used to reduce the outstanding balance of the revolving credit facility and other general uses.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company's operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both ASU 2011-05 and ASU 2011-12 became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material effect on the Company's operating results or financial position.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidated statements of Comprehensive Income (Loss)

For the three months ended March 31, 2012 and 2011, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31, 2012	December 31, 2011
Land	$67,761,010	$68,745,583
Buildings, improvement and personal property	581,238,190	581,516,746
Multifamily apartment communities	648,999,200	650,262,329
Accumulated depreciation	(230,851,815)	(227,600,092)
Multifamily apartment communities, net	$418,147,385	$422,662,237

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the three months ended March 31, 2012 or twelve months ended December 31, 2011.

Discontinued Operations

On December 22, 2011, the Company, through its joint venture, BIR Holland JV LLC, closed on the sale of the Glo property to Equity Residential for $68.5 million.

On March 23, 2012, the Operating Partnership completed the sale of the Riverbirch property, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and is subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

The results of operations for the Glo and Riverbirch properties have been restated and are presented as results from discontinued operations in the statement of operations for the three months ended March 31, 2012 and 2011, respectively, pursuant to ASC 205-20.

The operating results of discontinued operations for the three months ended March 31, 2012 and 2011 are presented in the following table.

	Three months ended
	March 31,
	2012	2011
Revenue:
Rental	$368,705	$1,289,641
Interest	1	55
Utility reimbursement	35,385	42,841
Other	20,498	163,302
Total revenue	424,589	1,495,839

Expenses:
Operating	161,732	341,936
Maintenance	19,656	73,150
Real estate taxes	29,133	167,713
General and administrative	(7,705)	26,415
Management fees	11,471	42,801
Depreciation	142,180	276,005
Interest, inclusive of deferred financing fees	1,090,710	278,424
Amortization of acquired in-place leases and tenant relationships	—	8,916
Total expenses	1,447,177	1,215,360

Income (loss) from discontinued operations	$(1,022,588)	$280,479

3.     INVESTMENT IN MULTIFAMILY VENTURE LIMITED PARTNERSHIP

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”).  Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership.  The Company’s final commitment under the subscription agreement with BVF totaled $23,400,000.  BVF’s investment strategy was to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation.

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

As of March 31, 2012, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$848,017,378	$951,400,492
Cash and cash equivalents	32,481,659	10,904,452
Other assets	16,204,753	21,751,914
Total assets	$896,703,790	$984,056,858

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$818,367,633	$890,099,238
Revolving credit facility	16,300,000	39,000,000
Other liabilities	20,512,235	26,872,432
Noncontrolling interest	(5,089,608)	(2,313,162)
Partners’ capital	46,613,530	30,398,350
Total liabilities and partners’ capital	$896,703,790	$984,056,858

Company’s share of partners’ capital	$3,263,297	$2,128,113
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$3,867,692	$2,732,508

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At March 31, 2012 and December 31, 2011, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF, was not an item required to be funded via a capital investment by the Company.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of March 31, 2012 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of March 31, 2012 and 2011, respectively.

The summarized statements of operations of BVF for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
	2012	2011

Revenue	$35,715,412	$35,517,279
Expenses (1)	(49,605,861)	(62,630,090)
Gain on property sales and extinguishment of debt (2)	28,273,345	—
Noncontrolling interest	1,832,285	8,017,332
Net income (loss) attributable to investment	$16,215,181	$(19,095,479)

Equity in income (loss) of Multifamily Venture Limited Partnership (1)(2)	$1,135,184	$(1,336,826)

(1)
During the three months ended March 31, 2011, BVF recorded an impairment charge on its real estate in accordance with ASC 360-10 in the amount of $11,629,342, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $407,000 and is reflected in the equity loss recognized for the three months ended March 31, 2011.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the three months ended March 31, 2012, BVF recorded a net gain on the disposition of eight properties. The gain on the sale was $28,273,345, of which the Company's share was approximately $1,979,000 and is reflected in the equity income recognized for the three months ended March 31, 2012.

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

As of March 31, 2012, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $623,287 of capitalized interest on the investment.

The summarized statement of assets, liabilities and partners’ capital of NoMa JV is as follows:

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$72,427,334	$62,699,213
Cash and cash equivalents	431,323	577,190
Other assets	1,173,536	1,215,989
Total assets	$74,032,193	$64,492,392

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$23,441,291	$11,973,905
Other liabilities	2,614,360	4,500,703
Noncontrolling interest	4,797,654	4,801,778
Partners’ capital	43,178,888	43,216,006
Total liabilities and partners’ capital	$74,032,193	$64,492,392

Company’s share of partners’ capital	$14,392,961	$14,405,335
Basis differential (1)	$623,287	$584,116
Carrying value of the Company’s investment in Multifamily Limited Liability Company	$15,016,248	$14,989,451

(1)
This amount represents capitalized interest, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital investment in the NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of March 31, 2012.

The summarized statements of operations of NoMa JV for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
	2012	2011

Revenue	$—	$—
Expenses	(41,242)	—
Noncontrolling interest	4,124	—
Net loss attributable to investment	$(37,118)	$—

Equity in loss of Multifamily Limited Liability Company	$(12,373)	$—

5.    MORTGAGE NOTES PAYABLE

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which will be collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD").  The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%.  The proceeds of the financing will be used to develop a mid-rise multifamily apartment building in Denver, Colorado.  JV 2020 Lawrence submitted the first construction loan draw to the lender at closing.  As of March 31, 2012, the outstanding balance on the loan was approximately $21,732,000.

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans.  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if

further stratification of the loans is appropriate in the valuation model.   If the loan-to-value percentage for any particular loan is in excess of the majority of the debt pool, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $529,234,000 and $528,295,000 at March 31, 2012 and December 31, 2011, respectively.

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

During the three months ended March 31, 2012 and 2011, the Company borrowed $0 and $32,100,000, respectively, under the revolving credit facility and repaid $7,349,422 and $0 of advances, respectively, during the same periods.  The Company incurred interest of $101,638 and $211,294 related to the facility during the three months ended March 31, 2012 and 2011, respectively, of which $97,394 and $0 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company did not pay any commitment fee during the three months ended March 31, 2012 and 2011. There was $1,000,000 and $8,349,422 outstanding as of March 31, 2012 and December 31, 2011, respectively, under the facility.

7.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the three months ended March 31, 2012 and 2011, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,194 and $1,675,187, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012, the Company made tax payments of $185,050 on behalf of the common shareholders as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties in addition to $1,300,000 of tax distributions related to the sale of Glo. The payments were treated as distributions attributable to the common shareholders and are reflected in the Consolidated Statements of Changes in Deficit.

During the three months ended March 31, 2012 and 2011, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011 follows:

		Three months ended
		March 31,
		2012	2011
Net loss from continuing operations		$(3,554,779)	$(6,933,578)
Add:	Net loss attributable to noncontrolling interest in Operating Partnership	—	8,146,933
Less:	Preferred dividends	(1,675,194)	(1,675,187)
	Net income attributable to noncontrolling interest in properties	(88,025)	(18,126)
	Net income attributable to noncontrolling interest in Operating Partnership	(242,792)	—
Loss from continuing operations		$(5,560,790)	$(479,958)

Net income from discontinued operations		$5,566,735	$280,479

Net income (loss) available to common shareholders		$5,945	$(199,479)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted		$(3.96)	$(0.34)
Net income from discontinued operations attributable to Parent Company per common share, basic and diluted		$3.96	$0.20
Net income (loss) available to common shareholders per common share, basic and diluted		$—	$(0.14)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196

For the three months ended March 31, 2012 and 2011, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has commitments to three joint venture multifamily development projects as of March 31, 2012 and December 31, 2011.  The first project is to construct a 231-unit mid-rise multifamily apartment building in Denver, Colorado. The Company has a 91.075% interest in the joint venture and has made a commitment to invest $8.0 million to the project.  As of March 31, 2012, the Company has made capital contributions totaling approximately $5.9 million.  The second project is to construct a 603-unit mid-rise multifamily apartment building in Washington, D.C.  The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million to the project.  As of March 31, 2012, the Company has invested 100% of its total committed capital amount. The third project is to construct a 154-unit apartment building in Walnut Creek, California. The Company will own a 98% interest in the project once fully committed and its commitment to the venture is approximately $16.9 million. As of March 31, 2012, the Company has made capital contributions totaling approximately $295,000.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Net income (loss)	$2,011,956	$(6,653,099)
Adjust: Noncontrolling common interest in properties	(88,025)	(18,126)
Income (loss) before noncontrolling interest in Operating Partnership	1,923,931	(6,671,225)
Preferred dividend	(1,675,194)	(1,675,187)
Income (loss) available to common equity	248,737	(8,346,412)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$242,792	$(8,146,933)

The following table sets forth summaries of the items affecting the noncontrolling common interest in the Operating Partnership:

	For the three months ended
	March 31,
	2012	2011
Balance at beginning of period	$(76,785,818)	$(65,806,083)
Noncontrolling common interest in Operating Partnership	242,792	(8,146,933)
Balance at end of period	$(76,543,026)	$(73,953,016)

As of March 31, 2012 and December 31, 2011, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended
	March 31,
	2012	2011
Property management fees	$857,272	$798,425
Expense reimbursements	53,325	53,325
Salary reimbursements	2,666,172	2,415,982
Asset management fees	412,315	412,315
Incentive advisory fee	1,455,594	387,666
Acquisition fees	—	420,000
Construction management fees	6,262	—
Development fees	69,705	23,235
Interest on revolving credit facility	101,638	211,294
Total	$5,622,283	$4,722,242

Amounts due to affiliates of $2,617,969 and $1,245,147 are included in “Due to affiliates, net” at March 31, 2012 and December 31, 2011, respectively, represent intercompany development fees, expense reimbursements, asset management fees and shared services.

Expense reimbursements due to affiliates of $5,652,831 and $4,405,705 are included in “Due to affiliates, net” at March 31, 2012 and December 31, 2011, respectively, in the accompanying Consolidated Balance Sheets.

Expense reimbursements due from affiliates of $3,034,862 and $3,160,558 are included in “Due to affiliates, net” at March 31, 2012 and December 31, 2011, respectively, in the accompanying Consolidated Balance Sheets.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $857,272 and $798,425 of property management fees in the three-month periods ended March 31, 2012 and 2011.

The Company pays Berkshire Advisor a fixed annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties.  In addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an Incentive Advisory Fee based on increases in value of the Company that would not be subject to the $1,600,000 maximum.  The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

On November 12, 2009, the Audit Committee of the Company approved an Amendment to the Advisory Services Agreement with Berkshire Advisor which included an Incentive Advisory Fee component to the existing asset management fees payable to the Advisor. The Amendment, which was effective January 1, 2010, provides for the Incentive Advisory Fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 ("Base Value").  The Company is required to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in fair value of the Company above the established Base Value.  The Company has recorded $1,455,594 and $387,666 of Incentive Advisory Fees during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the accrued liability of $5,359,874 and $3,904,280, respectively, was included in "Due to affiliate, incentive advisory fees" on the consolidated balance sheets.  Payments from the plan will approximate the amounts the Advisor pay to its employees. Payments to employees by the Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company has not made any Incentive Advisory Fee payments as of March 31, 2012.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the three months ended March 31, 2011, the Company paid a fee on the acquisition of Estancia Townhomes in the amount of $420,000, which was charged to Operating expenses pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009.  The Company did not make any acquisitions in the three-month period ended March 31, 2012.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $6,262 and $0 in construction management fees for the three months ended March 31, 2012 and 2011, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development ("BRD"), for property development services.  As of March 31, 2012, the Company has one property, 2020 Lawrence, under development which is managed by BRD and has incurred fees totaling $278,820 since the inception of the project, of which $69,705 and $23,235 were incurred during the three months ended March 31, 2012 and 2011, respectively.  The fees were based on the project’s development/construction costs.

During the three months ended March 31, 2012 and 2011, the Company borrowed $0 and $32,100,000, respectively, under the revolving credit facility and repaid $7,349,422 and $0 of advances, respectively, during the same periods.  The Company incurred interest of $101,638 and $211,294 related to the facility during the three months ended March 31, 2012 and 2011, respectively, of which $97,394 and $0 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company did not pay any commitment fees during the three months ended March 31, 2012 and 2011. There was $1,000,000 and $8,349,422 outstanding as of March 31, 2012 and December 31, 2011, respectively, under the facility.

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

13.    PROFORMA CONDENSED FINANCIAL INFORMATION

During the three months ended March 31, 2012 and 2011, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

14.    SUBSEQUENT EVENTS

On April 30, 2012, the Company received the first distribution from BVF of $700,075, or 3%, of its committed capital.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc. (the “Company”) and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Forward Looking Statements

The statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Equity Fund, LP (“BMEF”), availability of capital, interest rates and interest rate spreads, changes in GAAP and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating, developing and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board.  Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC for additional information about the Advisor.

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

As of May 14, 2012, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three months ended March 31, 2012 included the following:

On March 23, 2012, the Operating Partnership completed the sale of the Riverbirch property, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and is subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The proceeds were used to reduce the outstanding balance of the revolving credit facility and other general uses.

On March 23, 2012, the Company repaid $7,349,422 of principal on the revolving credit facility available from an affiliate. The repayment was made from proceeds resulting from the sale of the Riverbirch property.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.  The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2012 and December 31, 2011, the Company had $8,759,118 and $9,645,420 of cash and cash equivalents, respectively.  Cash provided and used by the Company for three-month periods ended March 31, 2012 and 2011 are as follows:

	Three months ended
	March 31,
	2012	2011
Cash provided by operating activities	$6,352,543	$2,623,328
Cash provided by (used in) investing activities	2,792,995	(66,220,150)
Cash (used in) provided by financing activities	(10,031,840)	64,523,042

During the three months ended March 31, 2012, cash decreased by $886,302.  The overall decrease was due primarily to capital expenditures of $11,020,463 and the Company's regular quarterly distributions to its preferred shareholders totaling $1,675,194.
The decrease was partially offset by proceeds from the sale of the Riverbirch property of $13,897,103, of which $7,349,422 was used to reduce the outstanding balance of the revolving credit facility and $5,506,728 was used for the prepayment on the mortgage notes payable on the Riverbirch property.

The Company’s principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders based on availability of cash and approval of the Board, capital improvements, rehabilitation projects and repairs and maintenance for the properties, debt repayment, ongoing development projects and acquisition and development of additional properties within the investment restrictions placed on it by BMEF.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of March 31, 2012, approximately $131,501,000 of principal, or 27.1% of the Company’s outstanding mortgage debt is due to be repaid within the next three years.  During that three-year period, principal of

$55,995,000 and $62,069,000 relates to loans that are due to mature and be repaid in full in 2013 and 2014, respectively.  All other payments of principal during the three-year period are monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages. Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies with liquidity.

As of March 31, 2012, the Company has fixed interest rate mortgage financing on all properties in the portfolio.

The Company has a $40,000,000 revolving credit facility in place with an affiliate of the Company.  As of March 31, 2012 and December 31, 2011, there was $1,000,000 and $8,349,422 outstanding on the facility, respectively. The available credit amount of $40,000,000 on the revolving credit facility was established by an amendment to the original agreement that provided for an “Amendment Period” during which, including changes to other provisions, the available credit was increased to $40,000,000 from $20,000,000. The Amendment Period is due to expire July 31, 2012, subject to extension rights, and revert back to the original credit amount of $20,000,000 unless an available option to extend the Amendment Period is exercised by the Company.

Capital Expenditures

The Company incurred $1,787,719 and $619,339 in recurring capital expenditures during the three months ended March 31, 2012 and 2011, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $9,232,744 and $391,154 in renovation and development related capital expenditures during the three months ended March 31, 2012 and 2011, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. As of March 31, 2012, the project development cost incurred were approximately $30.3 million of the total budgeted costs of approximately $55.5 million, of which $45.5 million is being funded by HUD-insured financing. The Company's total capital committed to the venture is $8,000,000. As of March 31, 2012, the Company has made capital contributions of $5,903,704, or 73.8%, of the total commitment. The development is on time and on budget.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity for the development of a 154-unit apartment building in Walnut Creek, California, which is currently in the entitlement phase. Once fully committed, the Company's ownership percentage will be 98%. Total capital committed to the venture is $16,872,863. As of March 31, 2012, the Company has made capital contributions of $295,116, or 1.7% of the total commitment. The development is currently 4 months behind schedule and still on budget.

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

The Company’s capital budgets for 2012 anticipate spending approximately $7,922,000 for ongoing capital needs.  As of March 31, 2012, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the three months ended March 31, 2012

The Company did not acquire any properties during the three-month period ended March 31, 2012.

Discussion of dispositions for the three months ended March 31, 2012

On March 23, 2012, the Operating Partnership completed the sale of the Riverbirch property, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and is subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The proceeds were used to reduce the outstanding balance of the revolving credit facility and other general uses.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the three months ended March 31, 2012 and 2011, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,194 and $1,675,187, respectively, of which $837,607 was payable and included on the balance sheet in Dividends and Distributions Payable as of March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012, the Company made tax payments of $185,050 on behalf of the common shareholders as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties in addition to $1,300,000 of tax distributions related to the sale of Glo. The payments were treated as distributions attributable to the common shareholders and are reflected in the Consolidated Statements of Changes in Deficit.

During the three months ended March 31, 2012 and 2011, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Results of Operations and Financial Condition

During the three months ended March 31, 2012, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties owned, acquired or placed in service during the period ended March 31, 2012, was decreased by the sale of the Riverbirch property.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the three-month period ended March 31, 2012, the consolidated financial statements show changes in revenue and expenses from period to period and as a result, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the three months ended March 31, 2012 and 2011 reflects the changes attributable to the properties owned by the Company throughout each period presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three months ended March 31, 2012 and 2011, net income (loss) was $5,945 and $(199,479), respectively. A reconciliation of the Company’s NOI to net income (loss) for the three-month periods ended March 31, 2012 and 2011 is presented as part of the following tables.

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2011 and owned through March 31, 2012.

	Same Property Portfolio
	Three months ended March 31,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,665,304	$17,881,997	$783,307	4.38%
Interest, utility reimbursement and other	1,694,125	1,514,317	179,808	11.87%
Total revenue	20,359,429	19,396,314	963,115	4.97%

Operating Expenses:
Operating	5,179,809	5,188,369	(8,560)	(0.16)%
Maintenance	1,232,194	1,079,772	152,422	14.12%
Real estate taxes	1,825,228	1,847,125	(21,897)	(1.19)%
Management fees	801,078	742,623	58,455	7.87%
Total operating expenses	9,038,309	8,857,889	180,420	2.04%

Net Operating Income	11,321,120	10,538,425	782,695	7.43%

Non-operating expenses:
Depreciation	6,647,633	7,096,426	(448,793)	(6.32)%
Interest, inclusive of amortization of deferred financing fees	6,388,907	6,421,011	(32,104)	(0.50)%
Total non-operating expenses	13,036,540	13,517,437	(480,897)	(3.56)%

Net loss	$(1,715,420)	$(2,979,012)	$1,263,592	42.42%

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

	Total Property Portfolio
	Three months ended March 31,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$19,742,855	$18,558,640	$1,184,215	6.38%
Interest, utility reimbursement and other	1,737,082	1,554,280	182,802	11.76%
Total revenue	21,479,937	20,112,920	1,367,017	6.80%

Operating Expenses:
Operating	5,586,310	6,049,934	(463,624)	(7.66)%
Maintenance	1,279,284	1,103,799	175,485	15.90%
Real estate taxes	2,096,299	1,774,399	321,900	18.14%
General and administrative	524,987	647,082	(122,095)	(18.87)%
Management fees	1,258,116	1,195,014	63,102	5.28%
Incentive advisory fees	1,455,594	387,666	1,067,928	275.48%
Total operating expenses	12,200,590	11,157,894	1,042,696	9.34%

Net Operating Income	9,279,347	8,955,026	324,321	3.62%

Non-operating expenses:
Depreciation	7,172,838	7,422,349	(249,511)	(3.36)%
Interest, inclusive of amortization of deferred financing fees	6,764,131	6,933,867	(169,736)	(2.45)%
Amortization of acquired in-place leases and tenant relationships	19,968	195,562	(175,594)	(89.79)%
Total non-operating expenses	13,956,937	14,551,778	(594,841)	(4.09)%

Loss before net income (loss) in equity method investments	(4,677,590)	(5,596,752)	919,162	16.42%

Net income (loss) in equity method investments	1,122,811	(1,336,826)	2,459,637	183.99%

Discontinued operations	5,566,735	280,479	5,286,256	1,884.72%

Net income (loss)	$2,011,956	$(6,653,099)	$8,665,055	130.24%

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2012 in comparison to the same period of 2011.  The increase is mainly attributable to increased occupancy and rents at most of the properties. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Interest, utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due primarily to the continued expansion in the use of utility bill back programs, increased fees charged to tenants and potential tenants, including late fees, cable, valet trash and other similar revenue items.

Operating Expenses

Operating

Overall operating expenses decreased in the three months ended March 31, 2012 as compared to the same period of 2011. Savings in utilities including gas and electricity as a result of the mild winter, in addition to recoveries from insurance claims were offset by higher payroll expenses due to bonus payments and group insurance.

Maintenance

Maintenance expenses increased in the three months ended March 31, 2012 as compared to the same period of 2011, mainly due to higher recurring and non-recurring operating costs in activities such as landscaping, partially offset by savings in snow removal costs due to the mild winter. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

Real Estate Taxes

Real estate taxes decreased for the three months ended March 31, 2012 from the comparable period of 2011.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that the Company considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Property management fees are assessed on the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended March 31, 2012 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended March 31, 2012 decreased over the comparable period of 2011 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011
(Total Property Portfolio)

In general, increases in revenues and total operating expenses and decreases in total non-operating expenses of the Total Property Portfolio for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 are due mainly, in addition to the reasons discussed above, to the fluctuations in the actual properties owned during the comparative periods, as a property was acquired during the first quarter of 2011 and a property was sold during the first quarter of 2012.   The increase in total operating expenses was also attributable to increased incentive advisory fees, partially offset by transaction costs of $547,932 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in Operating expenses during the three-month period ended March 31, 2011 for which there was no comparative expense in 2012. (Refer to Related Party Transactions on page 16 for further discussion.) The decrease in total non-operating expenses was mainly attributable to lower interest expenses incurred as a result of reduced revolving credit balance outstanding during the three months ended March 31, 2012 when compared to the same period ended March 31, 2011.

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

The following table presents a reconciliation of net loss to FFO for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Net income (loss)	$2,011,956	$(6,653,099)
Add:
Depreciation of real property	6,476,828	6,643,686
Depreciation of real property included in results of discontinued operations	121,438	194,579
Amortization of acquired in-place leases and tenant relationships	19,968	195,562
Amortization of acquired in-place leases and tenant relationships included in discontinued operations	—	8,916
Equity in loss of Multifamily Venture Limited Partnership	—	1,336,826
Equity in loss of Multifamily Limited Liability Company	12,373	—
Funds from operations of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company, net of impairments	265,448	266,548
Less:
Equity in income of Multifamily Venture Limited Partnership	(1,135,184)	—
Noncontrolling interest in properties share of funds from operations	(311,792)	(256,652)
Gain on disposition of real estate assets	(6,589,323)	—
Funds from Operations	$871,712	$1,736,366

FFO for the three months ended March 31, 2012 decreased as compared to FFO for the three-month period ended March 31, 2011.  The decrease in FFO is due primarily to increased incentive advisory fees and higher loss from discontinued operations recorded during the three months ended March 31, 2012 compared to the same period ended March 31, 2011, partially offset by increased revenue and transaction costs for the acquisition of Estancia of $547,932 incurred during the three months ended March 31, 2011 for which there was no comparative expense recorded in 2012.

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

The table presents principal cash flows, interest payments and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of March 31, 2012.

	2012	2013	2014	2015	2016	Thereafter	Total
Fixed Rate Debt	$4,007,780	$61,118,786	$66,374,918	$63,431,732	$73,289,368	$217,322,736	$485,545,320
Interest Payments	18,257,557	26,839,607	22,634,010	17,629,731	15,518,465	75,149,624	176,028,994
Average Interest Rate	5.38%	5.05%	5.48%	5.67%	5.67%	5.76%	5.60%

The level of market interest rate risk remained relatively consistent from December 31, 2011 to March 31, 2012 as evidenced by the stability in the multifamily housing mortgage interest rates over the same period.  As of March 31, 2012, none of the Company’s debt outstanding is subject to variable interest rates.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

- None

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2011 as filed with the SEC on March 30, 2012. As of March 31, 2012, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

- None

Item 4.    MINE SAFETY DISCLOSURES

- Not applicable

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

BERKSHIRE INCOME REALTY, INC.
May 15, 2012	/s/ David C. Quade
David C. Quade
President and Principal Executive Officer

May 15, 2012	/s/ Christopher M. Nichols
Christopher M. Nichols
Senior Vice President and Principal Financial Officer