Form 10-Q
period 2012-06-30
BERKSHIRE INCOME REALTY, INC.
filed 2012-08-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of August 13, 2012.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $237,761,571 and $227,600,092, respectively	$422,708,209	$422,662,237
Cash and cash equivalents	6,795,992	9,645,420
Cash restricted for tenant security deposits	1,359,063	1,455,751
Replacement reserve escrow	1,451,038	1,361,997
Prepaid expenses and other assets	9,509,425	11,786,836
Investment in Multifamily Venture Limited Partnership and Multifamily Limited Liability Company	17,473,974	17,721,959
Acquired in-place leases and tenant relationships, net of accumulated amortization of $567,494 and $531,422, respectively	37,585	73,657
Deferred expenses, net of accumulated amortization of $3,071,607 and $2,840,437, respectively	3,966,266	4,041,785
Total assets	$463,301,552	$468,749,642

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$492,473,099	$484,748,358
Note payable, affiliate	1,000,000	8,349,422
Due to affiliates, net	2,561,915	1,245,147
Due to affiliate, incentive advisory fees	5,500,159	3,904,280
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	14,299,287	16,030,287
Tenant security deposits	1,668,009	1,651,665
Total liabilities	518,340,076	516,766,766

Commitments and contingencies (Note 9)	—	—

Deficit:
Noncontrolling interest in properties	(183,733)	346,524
Noncontrolling interest in Operating Partnership (Note 10)	(81,509,501)	(76,785,818)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Accumulated deficit	(43,570,182)	(41,802,722)
Total deficit	(55,038,524)	(48,017,124)

Total liabilities and deficit	$463,301,552	$468,749,642

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Rental	$19,963,342	$19,143,141	$39,706,197	$37,701,781
Utility reimbursement	867,973	818,000	1,735,140	1,596,278
Other	924,009	816,564	1,793,924	1,592,566
Total revenue	21,755,324	20,777,705	43,235,261	40,890,625
Expenses:
Operating	5,364,343	5,269,342	10,950,653	11,319,276
Maintenance	1,387,820	1,513,964	2,667,104	2,617,763
Real estate taxes	2,065,450	2,112,733	4,161,749	3,887,132
General and administrative	313,176	378,132	838,163	1,025,214
Management fees	1,281,121	1,220,844	2,539,237	2,415,858
Incentive advisory fees	344,384	—	1,799,978	387,666
Depreciation	6,909,756	7,508,155	14,082,594	14,930,504
Interest, inclusive of amortization of deferred financing fees	6,641,239	7,088,958	13,405,370	14,022,825
Amortization of acquired in-place leases and tenant relationships	16,104	185,388	36,072	380,950
Total expenses	24,323,393	25,277,516	50,480,920	50,987,188
Loss before income (loss) in equity method investments	(2,568,069)	(4,499,811)	(7,245,659)	(10,096,563)
Income (loss) in equity method investments:
Equity in income (loss) of Multifamily Venture Limited Partnership	(620,414)	(449,028)	514,770	(1,785,854)
Equity in loss of Multifamily Limited Liability Company	(95,158)	(46,724)	(107,531)	(46,724)
Net income (loss) from equity method investments	(715,572)	(495,752)	407,239	(1,832,578)
Loss from continuing operations	(3,283,641)	(4,995,563)	(6,838,420)	(11,929,141)
Discontinued operations:
Income (loss) from discontinued operations	(31,850)	93,511	(1,054,438)	373,990
Gain on disposition of real estate assets	32,887	—	6,622,210	—
Net income from discontinued operations	1,037	93,511	5,567,772	373,990
Net loss	(3,282,604)	(4,902,052)	(1,270,648)	(11,555,151)
Net income attributable to noncontrolling interest in properties	(130,281)	(100,708)	(218,306)	(118,834)
Net loss attributable to noncontrolling interest in Operating Partnership (Note 10)	4,966,475	6,518,343	4,723,683	14,665,276
Net income attributable to Parent Company	1,553,590	1,515,583	3,234,729	2,991,291
Preferred dividend	(1,675,195)	(1,675,187)	(3,350,389)	(3,350,374)
Net loss available to common shareholders	$(121,605)	$(159,604)	$(115,660)	$(359,083)
Net loss from continuing operations attributable to Parent Company per common share, basic and diluted	$(0.09)	$(0.18)	$(4.04)	$(0.53)
Net income from discontinued operations attributable to Parent Company per common share, basic and diluted	$—	$0.07	$3.96	$0.27
Net loss available to common shareholders per common share, basic and diluted	$(0.09)	$(0.11)	$(0.08)	$(0.26)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,533,880)	$(191,881)	$(65,806,083)	$(37,306,952)
Net income (loss)	—	—	—	—	2,991,291	118,834	(14,665,276)	(11,555,151)
Contributions	—	—	—	—	—	783,997	—	783,997
Distributions	—	—	—	—	—	(268,897)	—	(268,897)
Distributions to preferred shareholders	—	—	—	—	(3,350,374)	—	—	(3,350,374)
Balance at June 30, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,892,963)	$442,053	$(80,471,359)	$(51,697,377)

	Parent Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(41,802,722)	$346,524	$(76,785,818)	$(48,017,124)
Net income (loss)	—	—	—	—	3,234,729	218,306	(4,723,683)	(1,270,648)
Contributions	—	—	—	—	—	149,659	—	149,659
Distributions	—	—	—	—	(1,651,800)	(898,222)	—	(2,550,022)
Distributions to preferred shareholders	—	—	—	—	(3,350,389)	—	—	(3,350,389)
Balance at June 30, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(43,570,182)	$(183,733)	$(81,509,501)	$(55,038,524)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,270,648)	$(11,555,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	299,269	333,612
Amortization of acquired in-place leases and tenant relationships	36,072	389,866
Amortization of fair value discount on mortgage debt	—	118,145
Loss on extinguishment of debt	40,812	—
Depreciation	14,224,774	15,691,428
Net (income) loss from equity method investments	(407,239)	1,832,578
Gain on disposition of real estate assets	(6,622,210)	—
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	113,032	60,542
Prepaid expenses and other assets	2,277,411	377,323
Due to/from affiliates	1,316,768	409,035
Due to affiliate, incentive advisory fees	1,595,879	387,666
Accrued expenses and other liabilities	(308,353)	(664,725)
Net cash provided by operating activities	11,295,567	7,380,319

Cash flows from investing activities:
Capital improvements	(23,001,173)	(5,087,543)
Acquisition of multifamily apartment communities	—	(53,558,329)
Proceeds from sale of properties	13,929,990	—
Investment in Multifamily Limited Liability Company	(44,851)	(13,619,653)
Distributions from investment in Multifamily Venture Limited Partnership	700,075	—
Interest earned on replacement reserve deposits	(1,051)	(1,754)
Deposits to replacement reserve escrow	(87,990)	(147,818)
Withdrawal from replacement reserve escrow	—	500
Net cash used in investing activities	(8,505,000)	(72,414,597)

Cash flows from financing activities:
Borrowings from mortgage notes payable	15,904,621	63,202,223
Principal payments on mortgage notes payable	(2,673,152)	(2,125,333)
Prepayments of mortgage notes payable	(5,506,728)	(26,500,000)
Borrowings from note payable, affiliate	—	32,100,000
Principal payments on note payable, affiliate	(7,349,422)	—
Deferred financing costs	(264,562)	(1,386,125)
Contribution from noncontrolling interest holders in properties	149,659	783,997
Distributions to noncontrolling interest holders in properties	(898,222)	(268,897)
Distribution on common operating partnership units	(1,651,800)	—
Distributions to preferred shareholders	(3,350,389)	(3,350,374)
Net cash (used in) provided by financing activities	(5,639,995)	62,455,491

Net decrease in cash and cash equivalents	(2,849,428)	(2,578,787)
Cash and cash equivalents at beginning of period	9,645,420	12,893,665
Cash and cash equivalents at end of period	$6,795,992	$10,314,878
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2012	2011

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$13,375,735	$14,048,385
Capitalization of interest	$711,739	$354,182

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	$2,582,707	$61,330
Dividends declared and payable to preferred shareholders	$837,607	$837,607
Write-off of fully amortized acquired in-place leases and tenant relationships	$—	$1,235,033

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$—	$(50,872,722)
Acquired in-place leases	—	(605,080)
Replacement reserve escrow	—	(9,000)
Prepaid expenses and other assets	—	(2,193,901)
Liabilities acquired:
Accrued expenses	—	67,859
Tenant security deposit liability	—	54,515
Net cash used for acquisition of multifamily apartment communities	$—	$(53,558,329)

Sale of real estate:
Gross selling price	$14,200,000	$—
Cost of sale	$(270,010)	$—
Cash flows from sale of real estate assets	$13,929,990	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of June 30, 2012, the Company owned, or had an interest in, 27 multifamily apartment communities consisting of a total 6,577 apartment units and two multifamily development projects.

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the six months ended June 30, 2012 and June 30, 2011, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the six months ended June 30, 2012

The Company did not acquire any properties during the six-month period ended June 30, 2012.

Discussion of dispositions for the six months ended June 30, 2012

On March 23, 2012, Berkshire Income Realty-OP, L.P. (the "Operating Partnership") completed the sale of the Riverbirch property, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and is subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The net proceeds were used to reduce the outstanding balance of the revolving credit facility and other general uses.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company's operating results or financial position.

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

Consolidated statements of Comprehensive Income (Loss)

For the six months ended June 30, 2012 and 2011, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30, 2012	December 31, 2011
Land	$67,861,010	$68,745,583
Buildings, improvement and personal property	592,608,770	581,516,746
Multifamily apartment communities	660,469,780	650,262,329
Accumulated depreciation	(237,761,571)	(227,600,092)
Multifamily apartment communities, net	$422,708,209	$422,662,237

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the six months ended June 30, 2012 or twelve months ended December 31, 2011.

Discontinued Operations

On December 22, 2011, the Company, through its joint venture, BIR Holland JV LLC, closed on the sale of the Glo property to Equity Residential for $68.5 million.

On March 23, 2012, the Operating Partnership completed the sale of the Riverbirch property, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the Riverbirch property was $14,200,000 and is subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

The results of operations for the Glo and Riverbirch properties have been restated and are presented as results from discontinued operations in the statement of operations for the three and six months ended June 30, 2012 and 2011, respectively, pursuant to ASC 205-20.

The operating results of discontinued operations for the three and six months ended June 30, 2012 and 2011 are presented in the following table.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Rental	$(266)	$1,297,502	$368,439	$2,587,143
Utility reimbursement	24	42,864	35,409	85,705
Other	521	200,144	21,020	363,501
Total revenue	279	1,540,510	424,868	3,036,349

Expenses:
Operating	1,430	363,871	163,162	705,807
Maintenance	2,859	95,443	22,515	168,593
Real estate taxes	—	168,213	29,133	335,926
General and administrative	27,840	13,620	20,135	40,035
Management fees	—	43,183	11,471	85,984
Depreciation	—	484,919	142,180	760,924
Interest, inclusive of deferred financing fees	—	277,750	1,090,710	556,174
Amortization of acquired in-place leases and tenant relationships	—	—	—	8,916
Total expenses	32,129	1,446,999	1,479,306	2,662,359

Income (loss) from discontinued operations	$(31,850)	$93,511	$(1,054,438)	$373,990

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

In accordance with ASC 810-10 issued by FASB as amended by Accounting Standards Update No. 2009-17 related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the fact that the holders of the equity investment at risk lack the power, through voting or similar rights to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

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

As of June 30, 2012, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

On April 30, 2012, the Company received the first distribution from BVF of $700,075, or approximately 3%, of its committed capital.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$838,978,788	$951,400,492
Cash and cash equivalents	19,623,807	10,904,452
Other assets	17,517,628	21,751,914
Total assets	$876,120,223	$984,056,858

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$817,674,077	$890,099,238
Revolving credit facility	16,300,000	39,000,000
Other liabilities	20,475,547	26,872,432
Noncontrolling interest	(6,080,830)	(2,313,162)
Partners’ capital	27,751,429	30,398,350
Total liabilities and partners’ capital	$876,120,223	$984,056,858

Company’s share of partners’ capital	$1,942,808	$2,128,113
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in Multifamily Venture Limited Partnership (2)	$2,547,203	$2,732,508

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At June 30, 2012 and December 31, 2011, the differential related mainly to $583,240 which represents the Company’s share of syndication costs incurred by BVF, which was not an item required to be funded via a capital investment by the Company.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of June 30, 2012 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of June 30, 2012 and 2011, respectively.

The summarized statements of operations of BVF for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$32,621,656	$35,610,493	$68,337,068	$71,127,772
Expenses (1)	(43,005,473)	(49,864,959)	(92,611,334)	(112,495,049)
Gain on property sales and extinguishment of debt (2)	(146,051)	12,612,785	28,127,294	12,612,785
Noncontrolling interest	1,667,766	(4,772,318)	3,500,051	3,245,014
Net income (loss) attributable to investment	$(8,862,102)	$(6,413,999)	$7,353,079	$(25,509,478)

Equity in income (loss) of Multifamily Venture Limited Partnership (1)(2)	$(620,414)	$(449,028)	$514,770	$(1,785,854)

(1)
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

(2)
During the six months ended June 30, 2012, BVF recorded a net gain on the disposition of eight properties. The gain on the sale was $28,127,294, of which the Company's share was approximately $1,967,000 and is reflected in the equity income recognized for the six months ended June 30, 2012.

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

In accordance with ASC 810-10 as amended by Accounting Standards Update No. 2009-17 related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in NoMa JV to determine whether it would qualify as a variable interest entity ("VIE") and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company's qualitative assessment to determine whether its investment is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity's economic performance.  Under the terms of the limited partnership agreement of NoMa JV, the managing member has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of NoMa JV.

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

As of June 30, 2012, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $628,967 of capitalized interest on the investment. The Company's maximum exposure to loss in NoMa JV is its committed capital amount of $14,520,000, which has been fully funded.

The summarized statement of assets, liabilities and partners’ capital of NoMa JV is as follows:

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$88,232,860	$62,699,213
Cash and cash equivalents	542,937	577,190
Other assets	846,098	1,215,989
Total assets	$89,621,895	$64,492,392

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$38,834,690	$11,973,905
Other liabilities	3,127,853	4,500,703
Noncontrolling interest	4,765,935	4,801,778
Partners’ capital	42,893,417	43,216,006
Total liabilities and partners’ capital	$89,621,895	$64,492,392

Company’s share of partners’ capital	$14,297,804	$14,405,335
Basis differential (1)	$628,967	$584,116
Carrying value of the Company’s investment in Multifamily Limited Liability Company (2)	$14,926,771	$14,989,451

(1)
This amount represents capitalized interest, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital investment in NoMa JV.

(2)
Per the limited partnership agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited partnership agreement as of June 30, 2012 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of June 30, 2012 and 2011, respectively.

The summarized statements of operations of NoMa JV for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$—	$—	$—	$—
Expenses	(317,195)	(155,747)	(358,437)	(155,747)
Noncontrolling interest	31,720	15,575	35,844	15,575
Net loss attributable to investment	$(285,475)	$(140,172)	$(322,593)	$(140,172)

Equity in loss of Multifamily Limited Liability Company	$(95,158)	$(46,724)	$(107,531)	$(46,724)

5.    MORTGAGE NOTES PAYABLE

On March 31, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), through its joint venture with Zocalo Community Development, Inc. ("Zocalo" or "Managing Member") and JB 2020, LLC, unrelated third parties ("JV 2020 Lawrence"), entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD").  The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%.  The proceeds of the financing are being used to develop a mid-rise multifamily apartment building in Denver, Colorado.  JV 2020 Lawrence submitted the first construction loan draw to the lender at closing.  As of June 30, 2012, the outstanding balance on the loan was approximately $29,976,000.

On June 12, 2012, Zocalo, the Managing Member of JV 2020 Lawrence, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office ("CEO"), for $1,250,000 (the "Loan") to be used for inclusion of energy efficient components in the construction of JV 2020 Lawrence's multifamily apartment building (the "Project"). Zocalo has pledged all if its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the loan with CEO. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, the Managing Member will advance the proceeds of the CEO loan, as received from time to time, to JV 2020 Lawrence for application to the Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, the Managing Member is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by the Managing Member at such times as required by the Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as describe above. If surplus cash is not available to satisfy the Managing Member's payment obligations under the CEO Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence LLC Agreement, for payment obligation amounts due and payable.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement and is based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   Debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $554,577,000 and $528,295,000 at June 30, 2012 and December 31, 2011, respectively.

6.    NOTE PAYABLE, AFFILIATE

The Company has a $20,000,000 revolving credit facility commitment with an affiliate of the Company, which was amended on February 17, 2011.  The credit facility does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment.

On February 17, 2011, the Company executed an amendment to the facility (the “Credit Facility Amendment”) which provides for a temporary modification of certain provisions of the facility during a period commencing with the date of execution and ending on July 31, 2012 (the “Amendment Period”), subject to extension. During the Amendment Period, certain provisions of the facility were modified and included: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to the Credit Facility Amendment reverted back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

On May 24, 2011, the Company executed an amendment to the facility which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

On July 31, 2012, the provisions of the Amendment Period, as described above, expired as the Company did not exercise the extension provision to the Amendment Period of the revolving credit facility, as provided for in Credit Facility Amendment. As a result the specific provisions, which had been modified pursuant to the Credit Facility Amendment reverted back to the original provisions of the revolving credit facility agreement prior to the Amendment Period.

During the six months ended June 30, 2012 and 2011, the Company borrowed $0 and $32,100,000, respectively, under the revolving credit facility and repaid $7,349,422 and $0 of advances, respectively, during the same periods.  The Company incurred interest of $114,908 and $637,288 related to the facility during the six months ended June 30, 2012 and 2011, respectively, of which $114,908 and $295,861 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company paid $0 and $121,000 of commitment fees during the six months ended June 30, 2012 and 2011, respectively. There was $1,000,000 and $8,349,422 outstanding as of June 30, 2012 and December 31, 2011, respectively, under the facility.

The Company determines the fair value of the revolving credit facility in accordance with authoritative guidance related to fair value measurement. The Company has determined that as a result of the 60-day termination notice provision of the revolving credit facility that requires payment of all outstanding balances upon notification by the lender (other observable inputs or level 3 inputs, as defined by the authoritative guidance), that the fair value of the revolving credit facility approximates the outstanding principal balance of the revolving credit facility at June 30, 2012 and 2011.

7.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the six months ended June 30, 2012 and 2011, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,389 and $3,350,374, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2012 and December 31, 2011.

During the six months ended June 30, 2012, the Company made tax payments of $351,800 on behalf of the common shareholders as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, in addition to $1,300,000 of tax distributions related to the sale of the Glo property. The payments were treated as distributions attributable to the common shareholders and are reflected in the Consolidated Statements of Changes in Deficit.

During the six months ended June 30, 2012 and 2011, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2012	2011	2012	2011
Loss from continuing operations		$(3,283,641)	$(4,995,563)	$(6,838,420)	$(11,929,141)
Add:	Net loss attributable to noncontrolling interest in Operating Partnership	4,966,475	6,518,343	4,723,683	14,665,276
Less:	Preferred dividends	(1,675,195)	(1,675,187)	(3,350,389)	(3,350,374)
	Net income attributable to noncontrolling interest in properties	(130,281)	(100,708)	(218,306)	(118,834)
Loss from continuing operations		$(122,642)	$(253,115)	$(5,683,432)	$(733,073)

Net income from discontinued operations		$1,037	$93,511	$5,567,772	$373,990

Net loss available to common shareholders		$(121,605)	$(159,604)	$(115,660)	$(359,083)

Net loss from continuing operations attributable to Parent Company per common share, basic and diluted		$(0.09)	$(0.18)	$(4.04)	$(0.53)
Net income from discontinued operations attributable to Parent Company per common share, basic and diluted		$—	$0.07	$3.96	$0.27
Net loss available to common shareholders per common share, basic and diluted		$(0.09)	$(0.11)	$(0.08)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196	1,406,196

Dividend declared per common share		$—	$—	$—	$—

For the six months ended June 30, 2012 and 2011, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has commitments to three joint venture multifamily development projects as of June 30, 2012 and December 31, 2011.  The first project is to construct a 231-unit mid-rise multifamily apartment building in Denver, Colorado. The Company has a 91.075% interest in the joint venture and has made a commitment to invest $8.0 million to the project.  As of June 30, 2012, the Company has made capital contributions totaling approximately $6.3 million.  The second project is to construct a 603-unit mid-rise multifamily apartment building in Washington, D.C.  The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million to the project.  As of June 30, 2012, the Company has invested 100% of its total committed capital amount. The third project is to construct a 154-unit apartment building in Walnut Creek, California. The Company will own a 98% interest in the project once fully committed and its total commitment to the venture is approximately $16.9 million. As of June 30, 2012, the Company has made capital contributions totaling $365,099.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of noncontrolling common interest in the Operating Partnership for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(3,282,604)	$(4,902,052)	$(1,270,648)	$(11,555,151)
Adjust: Noncontrolling common interest in properties	(130,281)	(100,708)	(218,306)	(118,834)
Loss before noncontrolling interest in Operating Partnership	(3,412,885)	(5,002,760)	(1,488,954)	(11,673,985)
Preferred dividend	(1,675,195)	(1,675,187)	(3,350,389)	(3,350,374)
Loss available to common equity	(5,088,080)	(6,677,947)	(4,839,343)	(15,024,359)
Common Operating Partnership units of noncontrolling interest	97.61%	97.61%	97.61%	97.61%
Noncontrolling common interest in Operating Partnership	$(4,966,475)	$(6,518,343)	$(4,723,683)	$(14,665,276)

The following table sets forth summaries of the items affecting the noncontrolling common interest in the Operating Partnership:

	For the six months ended
	June 30,
	2012	2011
Balance at beginning of period	$(76,785,818)	$(65,806,083)
Noncontrolling common interest in Operating Partnership	(4,723,683)	(14,665,276)
Balance at end of period	$(81,509,501)	$(80,471,359)

As of June 30, 2012 and December 31, 2011, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Property management fees	$868,807	$824,922	$1,726,079	$1,623,347
Expense reimbursements	53,325	53,325	106,650	106,650
Salary reimbursements	2,337,405	2,395,622	5,003,577	4,811,604
Asset management fees	412,315	412,315	824,630	824,630
Incentive advisory fee	344,384	—	1,799,978	387,666
Acquisition fees	—	—	—	420,000
Construction management fees	34,825	66,383	41,087	66,383
Development fees	69,705	46,470	139,410	69,705
Interest on revolving credit facility	13,270	425,994	114,908	637,288
Commitment fee on revolving credit facility	—	121,000	—	121,000
Total	$4,134,036	$4,346,031	$9,756,319	$9,068,273

Amounts due to affiliates of $2,561,915 and $1,245,147 are included in “Due to affiliates, net” at June 30, 2012 and December 31, 2011, respectively, represent intercompany development fees, expense reimbursements, asset management fees and shared services.

Amounts due to affiliates of $5,800,053 and $4,405,705 are included in “Due to affiliates, net” at June 30, 2012 and December 31, 2011, respectively, in the accompanying Consolidated Balance Sheets.

Amounts due from affiliates of $3,238,138 and $3,160,558 are included in “Due to affiliates, net” at June 30, 2012 and December 31, 2011, respectively, in the accompanying Consolidated Balance Sheets.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $1,726,079 and $1,623,347 of property management fees in the six-month periods ended June 30, 2012 and 2011.

The Company pays Berkshire Advisor a fixed annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees attributable to and paid by the noncontrolling partners in the properties.  As discussed below, in addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an Incentive Advisory Fee based on increases in value of the Company that would not be subject to the $1,600,000 maximum.  The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

On November 12, 2009, the Audit Committee of the Company approved an Amendment to the Advisory Services Agreement with Berkshire Advisor which included an Incentive Advisory Fee component to the existing asset management fees payable to the Advisor. The Amendment, which was effective January 1, 2010, provides for the Incentive Advisory Fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 ("Base Value").  The Company is required to accrue Incentive Advisory Fees payable to the Advisor up to 12% of the increase in fair value of the Company above the established Base Value.  The Company has recorded $1,799,978 and $387,666 of Incentive Advisory Fees during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the accrued liability of $5,500,159 and $3,904,280, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the plan will approximate the amounts the Advisor pay to its employees. Payments to employees by the Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $204,099 and $0 of Incentive Advisory Fee payments during the six months ended June 30, 2012 and 2011, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the six months ended June 30, 2011, the Company paid a fee on the acquisition of Estancia Townhomes in the amount of $420,000, which was charged to Operating expenses pursuant to the Company’s adoption of ASC 805-10 as of January 1, 2009.  The Company did not make any acquisitions in the six-month period ended June 30, 2012.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $41,087 and $66,383 in construction management fees for the six months ended June 30, 2012 and 2011, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development ("BRD"), for property development services.  As of June 30, 2012, the Company has one property, 2020 Lawrence, under development which is managed by BRD and has incurred fees totaling $348,525 since the inception of the project, of which $139,410 and $69,705 were incurred during the six months ended June 30, 2012 and 2011, respectively.  The fees were based on the project’s development/construction costs.

During the six months ended June 30, 2012 and 2011, the Company borrowed $0 and $32,100,000, respectively, under the revolving credit facility and repaid $7,349,422 and $0 of advances, respectively, during the same periods.  The Company incurred interest of $114,908 and $637,288 related to the facility during the six months ended June 30, 2012 and 2011, respectively, of which $114,908 and $295,861 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company paid $0 and $121,000 of commitment fees during the six months ended June 30, 2012 and 2011, respectively. There was $1,000,000 and $8,349,422 outstanding as of June 30, 2012 and December 31, 2011, respectively, under the facility.

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

13.    PROFORMA CONDENSED FINANCIAL INFORMATION

During the six months ended June 30, 2012 and 2011, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

14.    SUBSEQUENT EVENTS

On July 5, 2012, the Company borrowed an additional $1,228,000 under the revolving credit facility (as described in Note 6 to the financial statements) available from an affiliate of the Company. The proceeds of the advance were used to fund the Company's continuing development activities and capital obligations for the 2020 Lawrence and Walnut Creek projects. The additional advance of $1,228,000 brings the total amount outstanding under the facility to $2,228,000.

On July 31, 2012, the provisions of the Amendment Period of the Revolving Credit Facility, as described in more detail in Note 6 to the financial statements, expired as the Company did not exercise the extension provision to the Amendment Period of the revolving credit facility as provided for in Credit Facility Amendment. The specific provisions modified pursuant to the Credit Facility Amendment reverted back to the original provisions of the revolving credit facility agreement prior to the Amendment Period.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating, developing and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board.  Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC, for additional information about the Advisor.

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

As of August 13, 2012, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six months ended June 30, 2012 included the following:

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

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2012 and December 31, 2011, the Company had $6,795,992 and $9,645,420 of cash and cash equivalents, respectively.  Cash provided and used by the Company for three- and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Cash provided by operating activities	$4,943,024	$4,756,991	$11,295,567	$7,380,319
Cash used in investing activities	(11,297,995)	(6,194,447)	(8,505,000)	(72,414,597)
Cash provided by (used in) financing activities	4,391,845	(2,067,551)	(5,639,995)	62,455,491

During the six months ended June 30, 2012, cash decreased by $2,849,428.  The overall decrease was due primarily to capital expenditures of $23,001,173 related to renovation and development related activities of $19,610,741 and recurring capital expenditures of $3,390,432, and the Company's regular quarterly distributions to its preferred shareholders totaling $3,350,389, in addition to $1,651,800 of distributions attributable to the common shareholders. The decrease was partially offset by proceeds from the sale of the Riverbirch property of $13,929,990, of which $7,349,422 was used to reduce the outstanding balance of the revolving credit facility and $5,506,728 was used for the prepayment on the mortgage notes payable on the Riverbirch property.

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

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility.  The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its shareholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs.  Funds required to make distributions to our preferred and common shareholders and Operating Partnership unitholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company’s ability to refinance existing debt at acceptable rates.  As of June 30, 2012, approximately $130,310,000 of principal, or 26.5% of the Company’s outstanding mortgage debt, is due to be repaid within the next three years.  During that three-year period, principal of $55,995,000 and $62,069,000 relates to loans that are due to mature and be repaid in full in 2013 and 2014, respectively.  All other payments of principal during the three-year period are monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages. Additionally, the Company may seek to expand its purchasing power through the use of venture relationships with other companies with liquidity.

As of June 30, 2012, the Company has fixed interest rate mortgage financing on all properties in the portfolio.

On June 12, 2012, Zocalo, the Managing Member of JV 2020 Lawrence, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office ("CEO"), for $1,250,000 (the "Loan") to be used for inclusion of energy efficient components in the construction of JV 2020 Lawrence's multifamily apartment building (the "Project"). Zocalo has pledged all if its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the loan with CEO. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, the Managing Member will advance the proceeds of the CEO loan, as received from time to time, to JV 2020 Lawrence for application to the Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, the Managing Member is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by the Managing Member at such times as required by the Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as describe above. If surplus cash is not available to satisfy the Managing Member's payment obligations under the CEO Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence LLC Agreement, for payment obligation amounts due and payable.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  The credit facility does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of June 30, 2012 and December 31, 2011, there was $1,000,000 and $8,349,422 outstanding on the facility, respectively. An amendment to the original agreement provided for an “Amendment Period” during which, including changes to other provisions, the available credit was increased to $40,000,000 from $20,000,000. The Amendment Period expired on July 31, 2012 and reverted back to the original credit amount of $20,000,000.

Capital Expenditures

The Company incurred $1,602,713 and $1,007,886 in recurring capital expenditures during the three months ended June 30, 2012 and 2011, respectively, and incurred $3,390,432 and $1,627,225 in recurring capital expenditures during the six months ended June 30, 2012 and 2011, respectively.  Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $10,377,997 and $3,069,164 in renovation and development related capital expenditures during the three months ended June 30, 2012 and 2011, respectively, and incurred $19,610,741 and $3,460,318 in renovation and development related capital expenditures during the six months ended June 30, 2012 and 2011, respectively.  Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its sub-market. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On February 10, 2011, the Operating Partnership, through its subsidiary, BIR 2020 Lawrence, L.L.C., entered into an agreement to acquire approximately 90% of the ownership interests in a development project to build a 231-unit multifamily mid-rise community in Denver, Colorado. As of June 30, 2012, the project development costs incurred were approximately $39.4 million of the total budgeted costs of approximately $55.5 million, of which $45.5 million is being funded by HUD-insured financing. The Company's total capital committed to the venture is $8,000,000. As of June 30, 2012, the Company has made capital contributions of $6,315,208, or 78.9%, of the total commitment. As of June 30, 2012, the development is on time and expected to be within budget.

On March 2, 2011, the Operating Partnership, through its investment in NoMa JV, acquired a 30% interest in a development project to build a 603-unit multifamily apartment community in Washington, D.C. As of June 30, 2012, the project development costs incurred were approximately $88.2 million of the total budgeted costs of approximately $143.4 million. The Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV as of June 30, 2012. As of June 30, 2012, the development is on time and expected to be within budget.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity for the development of a 154-unit apartment building in Walnut Creek, California, which is currently in the entitlement phase. Once fully committed, the Company's ownership percentage will be 98%. Total capital committed to the venture is $16,872,863. As of June 30, 2012, the Company has made capital contributions of $365,099, or 2.2% of the total commitment. As of June 30, 2012, the development is currently 16 months behind schedule and is still anticipated to be substantially within budget.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Project	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date June 30, 2012 (in millions)	Anticipated Completion Date
2020 Lawrence	231	843	203,729	$55.5	$39.4	Q1 2013
NoMa	603	770	465,724	143.4	88.2	Q2 2013
Walnut Creek	154	854	145,550	48.0	0.9	Q2 2015
Total / Average	988	822	815,003	$246.9	$128.5

(1)	Includes retail space of 9,101 Sq Ft at 2020 Lawrence, 1,250 Sq Ft at NoMa and 14,000 Sq Ft at Walnut Creek.

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

The Company’s capital budgets for 2012 anticipate spending approximately $7,922,000 for ongoing capital needs.  As of June 30, 2012, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the six months ended June 30, 2012

The Company did not acquire any properties during the six-month period ended June 30, 2012.

Discussion of dispositions for the six months ended June 30, 2012

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

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the six months ended June 30, 2012 and 2011, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,389 and $3,350,374, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2012 and December 31, 2011.

During the six months ended June 30, 2012, the Company made tax payments of $351,800 on behalf of the common shareholders as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties in addition to $1,300,000 of tax distributions related to the sale of Glo. The payments were treated as distributions attributable to the common shareholders and are reflected in the Consolidated Statements of Changes in Deficit.

During the six months ended June 30, 2012 and 2011, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B Common Stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Six months ended				Six months ended
	June 30, 2012				June 30, 2011
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	1,609	958	$1,066	$30	1,625	969	$1,093	$8
Renewed leases	1,578	957	1,092	—	1,775	947	1,037	2

Results of Operations and Financial Condition

During the six months ended June 30, 2012, the Company’s portfolio (the “Total Property Portfolio”), which consists of all properties owned, acquired or placed in service during the period ended June 30, 2012, was decreased by the sale of the Riverbirch property.  As a result of changes in the composition of the property holdings in the Total Property Portfolio over the six-month periods ended June 30, 2011 and June 30, 2012, the Company does not believe that its period-to-period financial data are comparable.  Therefore, the comparison of operating results for the six months ended June 30, 2012 and 2011 which reflects the changes attributable to the properties owned by the Company throughout each period is also presented (the “Same Property Portfolio”).

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the consolidated statement of operations.  For the three months ended June 30, 2012 and 2011, net loss was $(3,282,604) and $(4,902,052), respectively. For the six months ended June 30, 2012 and 2011, net loss was $(1,270,648) and $(11,555,151), respectively. A reconciliation of the Company’s NOI to net loss for the three-month and six-month periods ended June 30, 2012 and 2011 is presented as part of the following tables.

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2011 and owned through June 30, 2012.

	Same Property Portfolio
	Three months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,841,066	$18,108,182	$732,884	4.05%
Utility reimbursement and other	1,741,440	1,605,566	135,874	8.46%
Total revenue	20,582,506	19,713,748	868,758	4.41%

Operating Expenses:
Operating	4,936,372	4,804,551	131,821	2.74%
Maintenance	1,340,060	1,465,858	(125,798)	(8.58)%
Real estate taxes	1,764,646	1,852,183	(87,537)	(4.73)%
Management fees	821,744	754,320	67,424	8.94%
Total operating expenses	8,862,822	8,876,912	(14,090)	(0.16)%

Net Operating Income	11,719,684	10,836,836	882,848	8.15%

Non-operating expenses:
Depreciation	6,382,993	7,009,936	(626,943)	(8.94)%
Interest, inclusive of amortization of deferred financing fees	6,373,288	6,451,191	(77,903)	(1.21)%
Total non-operating expenses	12,756,281	13,461,127	(704,846)	(5.24)%

Net loss	$(1,036,597)	$(2,624,291)	$1,587,694	60.50%

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

	Total Property Portfolio
	Three months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$19,963,342	$19,143,141	$820,201	4.28%
Utility reimbursement and other	1,791,982	1,634,564	157,418	9.63%
Total revenue	21,755,324	20,777,705	977,619	4.71%

Operating Expenses:
Operating	5,364,343	5,269,342	95,001	1.80%
Maintenance	1,387,820	1,513,964	(126,144)	(8.33)%
Real estate taxes	2,065,450	2,112,733	(47,283)	(2.24)%
General and administrative	313,176	378,132	(64,956)	(17.18)%
Management fees	1,281,121	1,220,844	60,277	4.94%
Incentive advisory fees	344,384	—	344,384	100.00%
Total operating expenses	10,756,294	10,495,015	261,279	2.49%

Net Operating Income	10,999,030	10,282,690	716,340	6.97%

Non-operating expenses:
Depreciation	6,909,756	7,508,155	(598,399)	(7.97)%
Interest, inclusive of amortization of deferred financing fees	6,641,239	7,088,958	(447,719)	(6.32)%
Amortization of acquired in-place leases and tenant relationships	16,104	185,388	(169,284)	(91.31)%
Total non-operating expenses	13,567,099	14,782,501	(1,215,402)	(8.22)%

Loss before net loss in equity method investments	(2,568,069)	(4,499,811)	1,931,742	42.93%

Net loss in equity method investments	(715,572)	(495,752)	(219,820)	(44.34)%

Discontinued operations	1,037	93,511	(92,474)	(98.89)%

Net loss	$(3,282,604)	$(4,902,052)	$1,619,448	33.04%

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2012 in comparison to the same period of 2011.  The increase in rental revenue is mainly attributable to increase in rental rates offset by a slight decrease in average occupancy. Average monthly rental rates for the three-month period ended June 30, 2012 of $1,054 per apartment unit increased by 4.98% over the comparable 2011 period rental rates of $1,004, contributing to an increase of $946,000 in rental revenue. Average physical occupancy for the three months ended June 30, 2012 for Same Property Portfolio was 95.65%, slightly down from the 96.33% average for the comparable period in 2011, contributing to $213,000 decrease in rental revenue. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenues increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, due primarily to the continued expansion in the use of utility bill back programs, increased fees charged to tenants and potential tenants, including pet fees, redecorating fees, late fees and other similar revenue items. Utility reimbursement revenue is revenue from residents generated from utility bill back programs. Other revenue consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and parking rentals, cable revenue, pet charges and miscellaneous charges to residents. The table below breaks out these two components:

	Same Property Portfolio
	Three months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$867,467	$816,783	$50,684	6.21%
Other	873,973	788,783	85,190	10.80%
Total Utility reimbursement and other	$1,741,440	$1,605,566	$135,874	8.46%

Operating Expenses

Operating

Operating expenses include property payroll and related benefits, utilities (water & sewer, electricity, heating), insurance and property-related general and operating expenses (legal and professional fees, business taxes & licenses, dues/subscriptions, telephone and cable expenses, postage, bank fees and charges, equipment rental, and other miscellaneous expenses.) Overall operating expenses increased in the three months ended June 30, 2012 as compared to the same period of 2011, mainly attributable to higher payroll expenses due to group insurance and higher property insurance expenses.

The table below breaks out the major components of this line item:

	Same Property Portfolio
	Three months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Operating
Payroll	$2,026,323	$1,955,309	$71,014	3.63%
Utilities	1,414,838	1,421,972	(7,134)	(0.50)%
Insurance	444,615	411,169	33,446	8.13%
Property-related G&A	596,654	592,884	3,770	0.64%
Leasing	218,090	210,001	8,089	3.85%
Advertising	192,230	195,039	(2,809)	(1.44)%
Other	43,622	18,177	25,445	139.98%
Total Operating	$4,936,372	$4,804,551	$131,821	2.74%

Maintenance

Maintenance expenses mainly include expenses related to maintenance and repair of pool services, landscaping, supplies, cleaning and other miscellaneous repair expense. Maintenance expenses decreased in the three months ended June 30, 2012 as compared to the same period of 2011, mainly due to savings in repairs and landscaping. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of this line item:

	Same Property Portfolio
	Three months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Maintenance
Pool service	$148,815	$160,198	$(11,383)	(7.11)%
Exterminating	57,452	45,994	11,458	24.91%
Landscaping	251,663	279,072	(27,409)	(9.82)%
Supplies	17,944	16,370	1,574	9.62%
Cleaning	214,138	211,090	3,048	1.44%
Painting	244,561	227,316	17,245	7.59%
Repairs	227,560	296,084	(68,524)	(23.14)%
Other	177,927	229,734	(51,807)	(22.55)%
Total Maintenance	$1,340,060	$1,465,858	$(125,798)	(8.58)%

Real Estate Taxes

Real estate taxes decreased for the three months ended June 30, 2012 from the comparable period of 2011.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that the Company considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of an increase in the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended June 30, 2012 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended June 30, 2012 decreased over the comparable period of 2011 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011
(Total Property Portfolio)

In general, increases in revenues and total operating and decreases in total non-operating expenses of the Total Property Portfolio for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 are due mainly, in addition to the reasons discussed with respect to the Same Property Portfolio, to the fluctuations in the actual properties owned during the comparative periods, as a property was acquired during the first quarter of 2011 and one property was sold during the fourth quarter of 2011 and another property was sold during the first quarter of 2012.   The increase in total operating expenses was also attributable to increased incentive advisory fees, partially offset by additional transaction costs of $72,847 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in Operating expenses during the three-month period ended June 30, 2011 for which there was no comparative expense in 2012. (Refer to Related Party Transactions on page 17 for further discussion.) The decrease in total non-operating expenses was mainly attributable to lower interest expenses incurred as a result of reduced revolving credit balance outstanding during the three months ended June 30, 2012 when compared to the same period ended June 30, 2011.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 24 properties acquired or placed in service on or prior to January 1, 2011 and owned through June 30, 2012.

	Same Property Portfolio
	Six months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$37,506,370	$35,990,179	$1,516,191	4.21%
Utility reimbursement and other	3,435,565	3,119,883	315,682	10.12%
Total revenue	40,941,935	39,110,062	1,831,873	4.68%

Operating Expenses:
Operating	10,116,181	9,992,920	123,261	1.23%
Maintenance	2,572,254	2,545,630	26,624	1.05%
Real estate taxes	3,589,874	3,699,308	(109,434)	(2.96)%
Management fees	1,622,822	1,496,943	125,879	8.41%
Total operating expenses	17,901,131	17,734,801	166,330	0.94%

Net Operating Income	23,040,804	21,375,261	1,665,543	7.79%

Non-operating expenses:
Depreciation	13,030,626	14,106,362	(1,075,736)	(7.63)%
Interest, inclusive of amortization of deferred financing fees	12,762,195	12,872,202	(110,007)	(0.85)%
Total non-operating expenses	25,792,821	26,978,564	(1,185,743)	(4.40)%

Net loss	$(2,752,017)	$(5,603,303)	$2,851,286	50.89%

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

	Total Property Portfolio
	Six months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$39,706,197	$37,701,781	$2,004,416	5.32%
Utility reimbursement and other	3,529,064	3,188,844	340,220	10.67%
Total revenue	43,235,261	40,890,625	2,344,636	5.73%

Operating Expenses:
Operating	10,950,653	11,319,276	(368,623)	(3.26)%
Maintenance	2,667,104	2,617,763	49,341	1.88%
Real estate taxes	4,161,749	3,887,132	274,617	7.06%
General and administrative	838,163	1,025,214	(187,051)	(18.25)%
Management fees	2,539,237	2,415,858	123,379	5.11%
Incentive advisory fees	1,799,978	387,666	1,412,312	364.31%
Total operating expenses	22,956,884	21,652,909	1,303,975	6.02%

Net Operating Income	20,278,377	19,237,716	1,040,661	5.41%

Non-operating expenses:
Depreciation	14,082,594	14,930,504	(847,910)	(5.68)%
Interest, inclusive of amortization of deferred financing fees	13,405,370	14,022,825	(617,455)	(4.40)%
Amortization of acquired in-place leases and tenant relationships	36,072	380,950	(344,878)	(90.53)%
Total non-operating expenses	27,524,036	29,334,279	(1,810,243)	(6.17)%

Loss before net income (loss) in equity method investments	(7,245,659)	(10,096,563)	2,850,904	28.24%

Net income (loss) in equity method investments	407,239	(1,832,578)	2,239,817	122.22%

Discontinued operations	5,567,772	373,990	5,193,782	1,388.75%

Net loss	$(1,270,648)	$(11,555,151)	$10,284,503	89.00%

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2012 in comparison to the same period of 2011.  The increase in rental revenue is mainly attributable to increase in rental rates offset by a slight decrease in average occupancy. Average monthly rental rates for the six-month period ended June 30, 2012 of $1,050 per apartment unit increased by 5.00% over the 2011 rental rates of $1,000 for the same period, contributing to an increase of $1,937,000 in rental revenue. Average physical occupancy for the six months ended June 30, 2012 for Same Property Portfolio was 95.49%, slightly down from the 96.28% average for the comparable period in 2011, contributing to $421,000 decrease in rental revenue. Market conditions remain stable in the majority of the sub-markets in which the Company owns and operates apartments. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenues increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due primarily to the continued expansion in the use of utility bill back programs, increased fees charged to tenants and potential tenants, including pet fees, redecorating fees, late fees and other similar revenue items. The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Six months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$1,730,756	$1,595,061	$135,695	8.51%
Other	1,704,809	1,524,822	179,987	11.80%
Total Utility reimbursement and other	$3,435,565	$3,119,883	$315,682	10.12%

Operating Expenses

Operating

Overall operating expenses increased in the six months ended June 30, 2012 as compared to the same period of 2011. Higher payroll expenses due to bonus payments and group insurance and increased state income taxes related to municipal taxes at a property, were partially offset by savings in utilities including gas and electricity as a result of the mild winter. The following table breaks out the major components of this line item:

	Same Property Portfolio
	Six months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Operating
Payroll	$4,284,909	$3,971,835	$313,074	7.88%
Utilities	2,941,566	3,322,761	(381,195)	(11.47)%
Insurance	854,410	881,170	(26,760)	(3.04)%
Property-related G&A	1,121,051	1,009,896	111,155	11.01%
Leasing	424,017	385,580	38,437	9.97%
Advertising	394,788	368,586	26,202	7.11%
Other	95,440	53,092	42,348	79.76%
Total Operating	$10,116,181	$9,992,920	$123,261	1.23%

Maintenance

Maintenance expenses increased in the six months ended June 30, 2012 as compared to the same period of 2011, mainly due to higher operating costs in activities such as painting, cleaning and landscaping, partially offset by savings in snow removal costs due to the mild winter and reduced spending in repairs. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of this line item:

	Same Property Portfolio
	Six months ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Maintenance
Pool service	$190,155	$188,419	$1,736	0.92%
Exterminating	100,382	91,228	9,154	10.03%
Landscaping	488,485	465,940	22,545	4.84%
Supplies	32,204	30,334	1,870	6.16%
Cleaning	410,574	381,052	29,522	7.75%
Snow removal	44,249	103,351	(59,102)	(57.19)%
Painting	457,987	386,295	71,692	18.56%
Repairs	500,607	553,665	(53,058)	(9.58)%
Other	347,611	345,346	2,265	0.66%
Total Maintenance	$2,572,254	$2,545,630	$26,624	1.05%

Real Estate Taxes

Real estate taxes decreased for the six months ended June 30, 2012 from the comparable period of 2011.  The Company continually scrutinizes the assessed values of its properties and avails itself of arbitration or similar forums made available by the taxing authority for increases in assessed value that the Company considers to be unreasonable.  The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.  Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of an increase in the revenue stream of the properties managed by an affiliate of the Company.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the six months ended June 30, 2012 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the six months ended June 30, 2012 decreased over the comparable period of 2011 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011
(Total Property Portfolio)

In general, increases in revenues and total operating expenses and decreases in non-operating expenses of the Total Property Portfolio for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 are due mainly, in addition to the reasons discussed with respect to the Same Property Portfolio, to the fluctuations in the actual properties owned during the comparative periods, as a property was acquired during the first quarter of 2011 and one property was sold during the fourth quarter of 2011 and another property was sold during the first quarter of 2012.  The increase in total operating expenses was also attributable to increased incentive advisory fees, partially offset by transaction costs of $620,779 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in Operating expenses during the six-month period ended June 30, 2011 for which there was no comparative expense in 2012. (Refer to Related Party Transactions on page 17 for further discussion.) The decrease in total non-operating expenses was mainly attributable to lower interest expenses incurred as a result of reduced revolving credit balance outstanding during the six months ended June 30, 2012 when compared to the same period ended June 30, 2011.

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

The following table presents a reconciliation of net loss to FFO for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(3,282,604)	$(4,902,052)	$(1,270,648)	$(11,555,151)
Add:
Depreciation of real property	6,235,688	6,685,673	12,712,516	13,329,359
Depreciation of real property included in results of discontinued operations	—	402,468	121,438	597,047
Amortization of acquired in-place leases and tenant relationships	16,104	185,388	36,072	380,950
Amortization of acquired in-place leases and tenant relationships included in discontinued operations	—	—	—	8,916
Equity in loss of Multifamily Venture Limited Partnership	620,414	449,028	—	1,785,854
Equity in loss of Multifamily Limited Liability Company	95,158	46,724	107,531	46,724
Funds from operations of Multifamily Venture Limited Partnership and Multifamily Limited Liability Company, net of impairments	312,207	295,813	577,655	562,361
Less:
Equity in income of Multifamily Venture Limited Partnership	—	—	(514,770)	—
Noncontrolling interest in properties share of funds from operations	(353,164)	(355,736)	(664,956)	(612,388)
Gain on disposition of real estate assets	(32,887)	—	(6,622,210)	—
Funds from Operations	$3,610,916	$2,807,306	$4,482,628	$4,543,672

FFO for the three months ended June 30, 2012 increased as compared to the FFO for the three months ended June 30, 2011. FFO for the six months ended June 30, 2012 decreased as compared to the six-month period ended June 30, 2011.  The decrease in FFO is due primarily to increased incentive advisory fees and higher loss from discontinued operations recorded during the six months ended June 30, 2012 compared to the same period ended June 30, 2011, offset by increased revenue, lower interest expenses as a result of reduced revolving credit facility balance outstanding, in addition to transaction costs for the acquisition of Estancia of $620,779 incurred during the six months ended June 30, 2011 for which there was no comparative expense recorded in 2012.

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

The table presents principal cash flows, interest payments and related weighted average interest rates by expected maturity dates for the mortgage notes payable as of June 30, 2012.

	2012	2013	2014	2015	2016	Thereafter	Total
Fixed Rate Debt	$2,691,716	$61,173,832	$66,444,067	$63,504,419	$73,365,774	$225,293,291	$492,473,099
Interest Payments (2)	11,530,320	27,250,775	23,041,880	18,034,063	15,919,078	84,431,237	180,207,353
Average Interest Rate(1)(2)	5.40%	5.05%	5.48%	5.67%	5.66%	5.73%	5.59%

(1)	The Company's mortgage notes are fixed rate instruments; therefore, the Company's outstanding mortgage debt is not sensitive to changes in the capital market except upon maturity.

(2)
Interest payments represent amounts expected to be incurred on outstanding debt as of June 30, 2012. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The level of market interest rate risk remained relatively consistent from December 31, 2011 to June 30, 2012 as evidenced by the stability in the multifamily housing mortgage interest rates over the same period.  As of June 30, 2012, none of the Company’s debt outstanding is subject to variable interest rates.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

- None

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2011 as filed with the SEC on March 30, 2012. As of June 30, 2012, except for the inflation and economic condition risks discussed previously, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

- None

Item 4.    MINE SAFETY DISCLOSURES

- Not applicable

Item 5.    OTHER INFORMATION

- None

Item 6.    EXHIBITS

10.29
Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty-OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp Capital Associates, as Administrative Agent.

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

BERKSHIRE INCOME REALTY, INC.
August 14, 2012	/s/ David C. Quade
David C. Quade
President and Principal Executive Officer

August 14, 2012	/s/ Christopher M. Nichols
Christopher M. Nichols
Senior Vice President and Principal Financial Officer