Form 10-K
period 2012-12-31
BERKSHIRE INCOME REALTY, INC.
filed 2013-03-28
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

There were 1,406,196 shares of Class B common stock outstanding as of March 27, 2013.

There are no documents required to be incorporated by reference to this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "33 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "34 Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity, Berkshire Multifamily Value Fund III, LP ("BVF III" or "Fund III"), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America ("GAAP") and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A - Risk Factors and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the "SEC").

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

As used herein, the terms "we", "us", "BIR" or the "Company" refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002. The Company is in the business of acquiring, owning, operating, developing and renovating multifamily apartment communities. Berkshire Property Advisors, L.L.C. ("Berkshire Advisor" or "Advisor") is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors ("Board") oversight. Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 13 - Related Party Transactions of this Form 10-K for additional information about the Advisor.

PART I

ITEM 1.    BUSINESS

EXECUTIVE SUMMARY

During 2012, the Company took advantage of improved economic conditions and revived capital markets to execute transactions that improved the overall quality of the portfolio. Specifically, the Company completed the disposition of five operating properties, one in Charlotte, North Carolina; two in Newport News, Virginia; and two in suburban Chicago, Illinois, during the year that created value in the form of gains totaling $43.6 million realized from the sales. The net proceeds from the transactions were used by the Company to provide additional capital for investment in the Company's ongoing development projects and to reduce non-property-specific debt levels outstanding by paying off the balance on the Company's revolving credit facility. The outstanding balance on the credit facility was related to past acquisitions and previous capital contributions to the development projects. Lease up of two of the developments began as those projects neared completion of construction at year end.

The Company shifted its focus solely from maintaining high occupancy levels at its properties in an effort to maximize operating revenue during the down economy of the past years to a balanced strategy that included increasing rent levels in markets that would accept rent increases due mainly to improved underlying economic conditions in the market. We were able to achieve targeted rent increases and maintain occupancy levels in the mid-90% range for most properties, which is consistent with the average occupancy levels of the Company's Same Portfolio Properties ("Same Store") from the prior year. In order to identify markets where rent increases might be accepted, the Company utilizes revenue management software at most properties in the portfolio resulting in a systematic process of identifying and maximizing rental revenue increase opportunities. Additionally, the Company continues to employ a strategy of increasing the value of its portfolio by implementing property management efficiencies, physical asset improvements at its properties and replacement of existing properties with higher quality assets through dispositions, acquisitions and ground up development.

In 2012, on a national basis, the multifamily sector continued to exhibit strong fundamentals and improved performance due to sustained increases in rents and stable occupancies resulting from continued favorable apartment unit supply and demand dynamics. Decreased levels of new units constructed and reduced home ownership rates have driven demand in the apartment sector which contributed to a 10-year low in the national vacancy rate. Capital markets improvements have had a favorable impact on sales of multifamily assets with transaction volumes reaching five-year highs in the third quarter of 2012. With the continued improvement in the economy, the Company was able to continue to modify its operating model and continue to implement increased rental rates in select submarkets that exhibited positive indicators suggesting increased rental rates would be accepted by tenants.

The Company will continue to take advantage of acquisition and disposition investment opportunities that meet the desired investment objectives of the portfolio as they become available. The Company's investment strategy continues to focus on transactions that yield higher quality properties utilizing sourcing strategies that include market, non-market/seller direct, bank and lender owned real estate, foreclosure auctions within limitations of the credit and equity markets and ground up development of properties. The Company will consider placing available funds in qualified investment opportunities in the form of acquisition of new properties, property development projects and renovation of established properties.

BUSINESS
In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers (the "Offering") to issue its 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") in exchange for interests ("Interests") in various mortgage funds (collectively, the "Mortgage Funds"). For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to issue its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of Preferred Shares reflected in the financial statements of the Company. On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 Preferred Shares, respectively, with a $25 liquidation preference per share. Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. ("KRF Company") contributed its ownership interests in five multifamily apartment communities to our operating partnership, Berkshire Income Realty-OP, L.P. (the "Operating Partnership"), in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

The Company's financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership. The Company owns preferred and general partner interests in the Operating Partnership. The remaining common limited partnership interests in the Operating Partnership owned by KRF Company and affiliates are reflected as "Noncontrolling interest in Operating Partnership" in the financial statements of the Company.

The Company does not have any employees. Its day-to-day business is managed by Berkshire Advisor, an affiliate of KRF Company, the holder of the majority of our common stock, which has been retained pursuant to the advisory services agreement ("Advisory Services Agreement") described under Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence. Our principal executive offices are located at One Beacon Street, Suite 1500, Boston, Massachusetts 02108 and our telephone number at that address is (617) 523-7722.

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

We expect to renovate certain multifamily properties that we acquire. We may also acquire completed multifamily properties. The renovation of real estate involves risks in addition to those involved in the ownership and operation of established multifamily properties, including the risks that specific project approvals may take longer to obtain than expected, that construction may not be completed on schedule or budget and that the properties may not achieve anticipated rent or occupancy levels.

We may not be able to pay the costs of necessary capital improvements on our properties, which could adversely affect our financial condition.

We anticipate funding any required capital improvements on our properties using cash flow from operations, cash reserves or additional financing if necessary. However, the anticipated sources of funding may not be sufficient to make the necessary improvements. If our cash flow from operations and cash reserves proves to be insufficient, we might have to finance the capital improvements. If we are unable to obtain financing on favorable terms, or at all, we may not be able to make necessary capital improvements, which could harm our financial condition.

Our tenants-in-common or future joint venture partners may have interests or goals that conflict with ours, which may restrict our ability to manage some of our investments and adversely affect our results of operations.

One or more of the properties that we own, or properties we acquire in the future may be owned through tenancies-in-common or by joint venture partnerships between us and the seller of the property, an independent third party or another investment entity sponsored by our affiliates. Our investment through tenancies-in-common or in joint venture partnerships that own properties may, under certain circumstances, involve risks that would not otherwise be present. For example, our tenant-in-common or joint venture partner may experience financial difficulties and may at any time have economic or business interests or goals that are inconsistent with our economic or business interests or our policies or goals. In addition, actions by, or litigation involving, any tenant-in-common or joint venture partner might subject the property owned through a tenancy-in-common or by the joint venture to liabilities in excess of those contemplated by the terms of the tenant-in-common or joint venture agreement. Also, there is a risk of impasse between the parties since generally either party may disagree with a proposed transaction involving the property owned through a tenancy-in-common or joint venture partnership and impede any proposed action, including the sale or other disposition of the property.

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

We may face significant competition in seeking investments including competition from our affiliate BVF III or other entities formed by our affiliates in the future. Certain acquisition restrictions placed on the Company by BVF III are applicable during the investment period of BVF III. The investment period of BVF III will end on the third anniversary of the final closing date, which is yet to be determined. In addition, we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REITs, institutional investors and other investors, including companies that may be affiliated with Berkshire Advisor. When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

We plan to borrow, which may adversely affect our return on our investments and may reduce income available for distribution.

Where possible, we may obtain financing to increase the rate of return on our investments and to allow us to make more investments than we otherwise could. Financing presents an element of risk if the cash flow from our properties and other investments is insufficient to meet our debt service and other obligations. A property encumbered by debt has an increased risk that the property will operate at a loss and may not meet its debt service obligations and be subject to foreclosure by the lender. Loans that do not fully amortize during the term, such as “bullet” or “balloon-payment” loans, present refinancing risks. Variable rate loans increase the risk that the property may become unprofitable in adverse economic conditions. Loans that require guaranties, including full principal and interest guaranties, master leases, debt service guaranties and indemnities for liabilities such as hazardous waste, may result in significant liabilities for us.

Under our current investment policies, we may not incur indebtedness if by doing so our ratio of debt to total assets, at fair market value, exceeds 75%. However, we may re-evaluate our borrowing policies from time to time, and the Board may change our investment policies without the consent of our stockholders.

Our insurance on our real estate may not cover all losses.

We carry comprehensive liability, fire, terrorism, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Many insurance carriers are excluding asbestos-related claims and mold remediation-related claims from standard policies, pricing asbestos and mold remediation endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we have not obtained insurance for asbestos-related claims or mold remediation-related risks. We continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase coverage for asbestos or mold remediation insurance, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that has recourse to the Company, we would remain obligated for any mortgage debt or other financial obligations not satisfied by cash flow generated from operation or sale of the property. Any loss of this nature could adversely affect us.

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss. The deductibles applicable to an insured loss caused by "Named Storms", a term as defined in the insurance policy, which are usually in the form of a hurricane, at certain properties we operate, are higher than deductibles for other insured losses covered by the policy. Specifically, the deductibles for "Named Storms" are based on a percentage of the insured property value with a specific minimum amount. Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a "Named Storm" in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and highest in the counties of Dade, Broward and Palm Beach, Florida. Losses resulting from "Named Storms" could adversely affect us. The "Named Storms" that occurred during the year ended December 31, 2012, including superstorm Sandy that made landfall in the United States on October 29, 2012, did not have a significant impact on the Company's properties.

As part of our risk management program, our property and general liability insurance loss coverage is subject to a deductible amount, which varies by type of claims. In addition to the deductible exposure, the Company has elected to balance insurance costs by assuming limited amounts of additional loss risk in the form of self insurance. The self insurance participation is the primary layer of loss coverage and is funded up to the applicable deductible prior to the traditional insurance coverage becoming applicable. Additionally, the property and general liability insurance policies cover a pool of operating real estate properties and administrative activities owned by multiple ownership funds, but under the common management of Berkshire Advisor. The pooling of the insurance activities results in the sharing of any loss exposure across the real estate portfolios.

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

As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. Unknown liabilities to third parties with respect to properties or entities acquired might include: liabilities for clean-up of undisclosed environmental contamination; claims by residents, vendors or other persons dealing with the former owners of the properties; liabilities incurred in the ordinary course of business; and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may acquire multifamily apartment communities through foreclosure auctions, which limit our ability to perform due diligence.

One of our acquisition strategies seeks to acquire multifamily apartment communities through foreclosure auctions. Generally when a property is foreclosed on by a lender, there is minimal time between the announcement of foreclosure and the auction to dispose of the property and access to the property for due diligence is either severely limited or unavailable. The lack of time and access for due diligence can result in only limited knowledge of problems, including environmental issues, that are identified after the acquisition has taken place. While the Company generally includes provisions for unforeseen problems into its underwriting models, there is no assurance that these provisions will be sufficient to remediate all of the issues identified after closing. If significant issues are identified after closing, which were not provided for during the underwriting, this sourcing strategy could result in lower profits, or higher losses, than would be realized in market rate acquisitions, where full due diligence is possible.

Development risks could affect available capital and operating profitability.

We intend to develop new apartment units on property that we own or may acquire in the future. These development projects are subject to many risks including governmental approvals, which we have no assurance will be obtained. We may develop properties that have problems relating to environmental conditions, compliance with zoning laws, building codes, or other legal requirements or may be subject to unknown liabilities to third parties with respect to undisclosed environmental contamination, claims by vendors or claims by other persons. The cost to construct the projects may require capital in excess of projected amounts and could possibly affect the economic viability of the project. The apartment units in the completed project may command rents and occupancy rates at less than anticipated levels and result in operating expenses at higher than forecasted levels.

We may also develop properties with joint venture partners. Joint ventures, as previously discussed, have their own risks and those risks may compound the risks associated with a development.

We face valuation and liquidity risk.

The Company may invest in real estate and real estate related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. In addition, while market conditions have improved during 2012, the economy has not yet fully recovered from the significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, significant declines in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. This contraction in capital includes sources that the Company may depend on to finance certain investments.

As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

We face financing and/or refinancing risk.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets. A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so. In the event the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments. As of December 31, 2012, the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

We face loan covenant risk.

In the normal course of business, the Company enters into loan agreements with certain lenders to finance its real estate investment transactions. These loan agreements contain, among other conditions, events of default and various operational covenants and representations. The Company believes it was in compliance with all these covenants during 2012. However, if the lenders determine we were not in compliance, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its loans. For the year ended December 31, 2012, no loan agreements were terminated as a result of non-compliance with covenants. In the event the Company's current credit facilities are not extended and/or the Company is forced to repay its loans, the Company may be required to sell assets at potentially unfavorable prices. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.

We face development financing risk.

In order to fund new real estate investments, as well as refurbish and improve existing investments, both the Company as well as potential owners must periodically spend money. The availability of funds for new investments and maintenance of existing investments depends in large measure on capital markets and liquidity factors over which management can exert little control. Events over the past several years, including failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile, a state from which they have not fully recovered. As a result, many current and prospective owners are finding financing to be increasingly difficult to obtain. In addition, such failures may prevent some projects that are in construction or development from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. Delays, increased costs and other impediments to restructuring such projects may affect our ability to execute our investment strategy in connection with such projects. This contraction in capital sources has not had a significant adverse impact on the Company's liquidity position, results of operations and financial condition but may adversely impact the Company if market conditions were to deteriorate.

We face diversification risk.

The assets of the Company are concentrated in the real estate sector, specifically garden style and mid-rise multifamily apartment communities. Accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors. Furthermore, even within the real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment. The Company is engaged primarily in the acquisition, ownership, operations, development and rehabilitation of multifamily apartment communities in the Baltimore/Washington, D.C., Southeast, Southwest and Northwest areas of the United States. This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

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

We believe that our Operating Partnership will be treated for federal income tax purposes as a partnership and not as a corporation or an association taxable as a corporation. If the Internal Revenue Service were to determine that our Operating Partnership were to be treated as a corporation, our Operating Partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute dividends that would not be deductible in computing the Operating Partnership's taxable income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above.

As of December 31, 2012, the Company is in compliance under the Tax Code to qualify as a REIT.

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

Berkshire Advisor is an affiliate of KRF Company, which owns the majority of our common stock. All of our directors and executive officers, other than our three independent directors, are also officers or directors of Berkshire Advisor. As a result, our Advisory Services Agreement with Berkshire Advisor was not negotiated at arm's-length and its terms, including the fees payable to Berkshire Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Asset management fees and acquisition fees for new investments are payable to Berkshire Advisor under the Advisory Services Agreement regardless of the performance of our portfolio and may create conflicts of interest. Conflicts of interest also may arise in connection with any decision to renegotiate, renew or terminate our Advisory Services Agreement. In order to mitigate these conflicts, the renegotiation, renewal or termination of the Advisory Services Agreement requires the approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE AMEX Equities) ("Audit Committee").

Berkshire Advisor and its affiliates may engage in other businesses and business joint ventures, including business activities relating to real estate or other investments, whether similar or dissimilar to those made by us, or may act as advisor to any other person or entity (including other REITs). The ability of Berkshire Advisor and its officers and employees to engage in these other business activities may reduce the time Berkshire Advisor spends managing us. Berkshire Advisor and its affiliates may have conflicts of interest in the allocation of management and staff time, services and functions among us and its other investment entities presently in existence or subsequently formed. However, under our Advisory Services Agreement with Berkshire Advisor, Berkshire Advisor is required to devote sufficient resources as may be required to discharge its obligations to us under the Advisory Services Agreement.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

A summary of the multifamily apartment communities in which the Company had an interest as of December 31, 2012 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired	Total # of Units	Ownership Interest			Average Apt Size (Sq Ft)	2012 Avg Monthly Rent Rate Per Apt (2)	2011 Avg Monthly Rent Rate Per Apt (2)
					Average Physical Occupancy (1)

					2012	2011

Berkshires of Columbia	Columbia, Maryland	1983	316	91.38%	96.13%	96.88%	1,035	$1,529	$1,495
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	94.80%	94.62%	844	1,278	1,236
Walden Pond (5)	Houston, Texas	1983	416	100.00%	94.25%	94.81%	714	629	586
Gables of Texas (5)	Houston, Texas	2003	140	100.00%	96.56%	96.50%	894	735	710
Laurel Woods	Austin, Texas	2004	150	100.00%	97.40%	98.00%	841	804	751
Bear Creek	Dallas, Texas	2004	152	100.00%	95.89%	96.24%	856	729	667
Bridgewater	Hampton, Virginia	2004	216	100.00%	94.17%	94.50%	997	1,012	1,027
Reserves at Arboretum	Newport News, Virginia	2009	143	100.00%	95.88%	95.82%	1,073	1,259	1,272
Country Place I	Burtonsville, Maryland	2004	192	58.00%	95.62%	97.05%	1,033	1,430	1,366
Country Place II	Burtonsville, Maryland	2004	120	58.00%	95.05%	95.68%	1,041	1,415	1,373
Yorktowne	Millersville, Maryland	2004	216	100.00%	94.89%	96.18%	932	1,295	1,239
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	96.13%	97.62%	733	936	876
Lakeridge	Hampton, Virginia	2005	282	100.00%	95.77%	96.43%	1,088	1,173	1,174
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%	93.67%	94.54%	957	927	886
Briarwood Village	Houston, Texas	2006	342	100.00%	95.29%	96.18%	819	717	666
Chisholm Place	Dallas, Texas	2006	142	100.00%	97.45%	96.32%	1,149	955	930
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	96.82%	96.56%	930	1,122	1,035
Berkshires at Town Center	Towson, Maryland	2007	199	100.00%	94.40%	93.34%	835	1,348	1,335
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	93.63%	94.33%	1,024	1,005	988
Executive House	Philadelphia, Pennsylvania	2008	302	100.00%	95.53%	96.69%	938	1,475	1,429
Estancia Townhomes	Dallas, Texas	2011	207	100.00%	94.91%	95.09%	1,683	2,051	1,956
2020 Lawrence (3)	Denver, Colorado	2011	231	91.08%	N/A	N/A	841	N/A	N/A
Walnut Creek (4)	Walnut Creek, California	2011	N/A	98.00%	N/A	N/A	854	N/A	N/A
Total/Average			6,055		95.44%	95.88%	961	$1,134	$1,095

All of the properties in the above table are encumbered by mortgages as of December 31, 2012, with the exception of the Walnut Creek property.

(1)	Physical occupancy represents the actual number of units leased divided by the total number of units available over a period of time.

(2)	Average monthly rent rate per unit is the gross potential rent for all units less vacancy and concessions, divided by the total number of units available.

(3)
2020 Lawrence received a temporary certificate of occupancy from the City of Denver on December 12, 2012 and permission to occupy 7 of the 11 completed floors (99 units) from U.S. Department of Housing and Urban Development ("HUD") on December 24, 2012. Permission to occupcy the remaining floors (132 units) was received on January 18, 2013. As of December 31, 2012, twenty of the 99 units were occupied.

(4)	Property was under development as of December 31, 2012.

(5)	Walden Pond and Gables of Texas are operated as one property.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company. As of March 27, 2013, there were 0 and 3 holders of record of shares of our Class A common stock and Class B common stock, respectively. No shares of the Class A common stock have been issued as of December 31, 2012. During 2012, the Company declared and distributed a special dividend in the amount of $0.254943 per share on November 6, 2012 and November 7, 2012, respectively, and declared and distributed a special dividend in the amount of $0.152966 per share on December 19, 2012. The Company did not declare any regular quarterly dividend on its common stock for any quarter during 2011 or 2012 but plans to declare cash dividends on its outstanding common stock in the future as operations allow. Refer to Declaration of Dividends and Distributions in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.

Refer to Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein for disclosures relating to the Company's equity compensation plans.

During the period from October 1, 2012 to December 31, 2012, no purchases of any of the Company's securities registered pursuant to Section 12 of the 34 Act, were made by or on behalf of the Company or any affiliated purchaser.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. for a discussion of the entities that comprise the Company. The following financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. and the financial statements of the Company (including the related notes contained therein). See the "Index to Financial Statements and Financial Statement Schedules" on page 54 to this report.

Selected financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been revised to reflect the sale of Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill in 2012, Glo in 2011, and Century, St. Marin/Karrington ("St. Marin"), Westchester West and Berkshires at Westchase ("Westchase") in 2008. The operating results of Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill from 2008 to 2011, Glo from 2009 to 2010, Century, St. Marin, Westchase and Westchester West for 2008 have been reclassed to discontinued operations to provide comparable information to 2012.

	Berkshire Income Realty, Inc.
	December 31,
	2012	2011	2010	2009	2008

Operating Data:
Total Revenue	$78,955,548	$74,863,894	$67,865,372	$66,727,687	$60,803,068
Depreciation	25,642,064	27,694,551	27,321,332	28,310,040	25,681,468
Loss before equity in loss of unconsolidated multifamily entities	(12,778,707)	(19,166,935)	(21,163,531)	(21,831,013)	(18,736,299)
Loss from continuing operations	(13,047,628)	(22,596,950)	(25,243,756)	(26,921,377)	(22,965,489)
Income (loss) from discontinued operations	42,068,782	24,519,249	(482,755)	(1,763,857)	76,964,725
Net income attributable to the Company	7,000,079	6,435,839	5,926,204	5,864,070	35,781,455
Net income (loss) available to common shareholders	299,302	(264,924)	(774,561)	(836,715)	29,080,773
Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted	$(29.71)	$(17.63)	$(0.21)	$0.65	$(34.05)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$29.92	$17.44	$(0.34)	$(1.25)	$54.73
Net income (loss) available to common shareholders per common share, basic and diluted	$0.21	$(0.19)	$(0.55)	$(0.60)	$20.68
Weighted average common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196	1,406,196
Cash dividends declared on common OP Units and Shares	24,000,000	—	$—	$—	$12,000,000

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$638,824,856	$650,262,329	$619,577,347	$610,702,698	$555,681,036
Real estate, after accumulated depreciation	402,999,104	422,662,237	419,531,860	441,983,721	419,002,572
Cash and cash equivalents	12,224,361	9,645,420	12,893,665	17,956,617	24,227,615
Total assets	447,178,210	468,749,642	456,866,429	502,172,132	479,263,174
Total long term obligations	479,435,998	484,748,358	476,386,979	474,830,728	432,013,999
Noncontrolling interest in properties	1,527,431	346,524	(191,881)	416,382	293,650
Noncontrolling interest in Operating Partnership	(89,708,267)	(76,785,818)	(65,806,083)	(34,172,349)	—
Stockholders' equity	28,147,872	28,422,170	28,691,012	29,465,573	30,302,313

Other Data:
Total multifamily apartment communities (at end of year)	23	26	26	26	24
Total apartment units (at end of year)	6,055	6,787	6,781	6,781	6,434
Funds from operations (1)	10,443,094	9,766,693	6,352,550	4,799,424	7,355,086
Cash flows provided by operating activities	19,840,004	16,146,661	13,953,330	9,596,978	12,464,803
Cash flows provided by (used in) investing activities	36,375,636	(52,324,348)	3,520,272	(25,744,815)	21,304,954
Cash flows (used in) provided by financing activities	(53,636,699)	32,929,442	(22,536,554)	9,876,839	(32,022,079)
Cumulative effect of change in accounting principle	—	—	—	—	(529,563)

(1)
The Company has adopted the revised definition of Funds from Operations ("FFO") adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). Management considers FFO to be an appropriate measure of performance of an equity REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, impairments, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and joint ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO should be considered in conjunction with net income (loss) as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company's real estate between periods or as compared to different companies.

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

The following table presents a reconciliation of net income (loss) to FFO for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Net income (loss)	$29,021,154	$1,922,299	$(25,726,511)
Add:
Depreciation of real property	23,165,635	24,819,898	24,615,373
Depreciation of real property included in results of discontinued operations	1,575,979	3,006,646	3,449,495
Amortization of acquired in-place leases and tenant relationships	68,280	531,422	44,550
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	—	8,916	73,298
Equity in loss of unconsolidated multifamily entities	268,921	3,430,015	4,080,225
Funds from operations of unconsolidated multifamily entities, net of impairments	941,789	1,286,493	860,673
Less:
Noncontrolling interest in properties share of funds from operations	(1,015,799)	(1,322,049)	(1,044,553)
Gain on disposition of real estate assets	(43,582,865)	(23,916,947)	—
Funds from Operations	$10,443,094	$9,766,693	$6,352,550

FFO for the year ended December 31, 2012 increased as compared to FFO for the year ended December 31, 2011. The increase in FFO is due primarily to the increased revenue, lower interest expenses as a result of reduced revolving credit facility balance outstanding and transaction costs for the acquisition of Estancia Townhomes of $620,779 incurred during the year ended December 31, 2011 for which there was no comparative expense recorded in 2012. The increase was partially offset by higher incentive advisory fees and losses from discontinued operations during the year ended December 31, 2012 compared to the same period in 2011.

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

Overview

The Company is engaged primarily in the acquisition, ownership, operation, development and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest and Northwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership. The Company's wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of March 27, 2013, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company's Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights for the year ended December 31, 2012 included the following:

▪
On March 23, 2012, the Operating Partnership completed the sale of Riverbirch, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The proceeds were used to reduce the outstanding balance of the revolving credit facility and other general uses.

▪
On November 5, 2012, the Company completed the sale of Silver Hill and Arboretum, both located in Newport News, Virginia, to an unaffiliated buyer. The total sale price was $25,425,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement.

▪
On November 6, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $15,000,000 from the proceeds of the sale of Silver Hill and Arboretum to common general partner and noncontrolling interest partners in Operating Partnership, which was paid on November 7, 2012. On the same day, in respect of the special distribution to the common general partner, the Board declared a common dividend of $0.254943 per share on the Company's Class B common stock. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

▪
On November 30, 2012, the Company completed the sale of Arrowhead and Moorings, both located in Chicago, Illinois, to an unaffiliated buyer. The total sale price was $37,000,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement.

▪
On December 19, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $9,000,000 from the proceeds of the sale of Arrowhead and Moorings to common general partner and noncontrolling interest partners in Operating Partnership, which was paid on the same day. Also on December 19, 2012, the Board declared a common dividend of $0.152966 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

▪	During the year ended December 31, 2012, the Company received distributions of $1,400,150 from its investments in unconsolidated multifamily entities.

•
During the year ended December 31, 2012, the Company borrowed an aggregate of $1,691,000 under the revolving credit facility available from an affiliate of the Company for use in its acquisition and investing activities and repaid $10,040,422 during the same period.

Acquisition Strategy

The Company continues to seek market rate core and core-plus acquisitions as it grows its portfolio. However, it is facing significant competition in many of the markets where it intends to invest. To broaden the scope of its acquisition sourcing efforts, the Company continues to seek non-market/seller direct deals, bank and lender owned real estate, foreclosure auctions and development. We believe that this broadened approach will provide additional opportunities to acquire multifamily apartment communities that otherwise would not exist in the highly competitive markets in which we are seeking to buy.

Development Strategy

The Company continues to pursue development opportunities for projects that fit within the investment strategy of the Company as a means of updating and growing its portfolio. The Company seeks projects in the planning stage or projects in the early phase of construction that may require additional management expertise or new sources of capital to complete the development of the project. The Company currently utilizes and anticipates identifying joint venture partners with projects to accomplish its strategy. However, similar to the competitive challenges it faces with its acquisition strategy, the Company also faces significant competition in many of the markets where it intends to invest in development projects. To broaden the scope of its development sourcing efforts the Company will seek joint venture partners with local market construction and operating knowledge and experience as a means of growing its development opportunities. Along with capital, the Company lends its development and operational expertise to the project in an effort to influence the construction of the property and subsequent operations of the completed property by the joint venture partner. We believe that this broadened approach to the development process will afford us additional opportunities to develop multifamily apartment communities that otherwise would not exist in the highly competitive markets in which we are seeking to invest.
Financing and Capital Strategy

In select instances the Company evaluates opportunities available through joint venture relationships with institutional real estate investors on certain acquisitions. We believe this strategy allows the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments. We believe a joint venture strategy allows us to acquire more multifamily apartment communities than our current capital base would otherwise allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by Berkshire Multifamily Value Fund, L.P. ("BVF"). The investment was also approved by the Audit Committee. BVF, which was sponsored by our affiliate, Berkshire Advisor, was formed in August of 2005 and successfully raised equity in excess of expectations. The Company's final commitment under the subscription agreement with BVF totals $23,400,000 and the Company made all contributions of its commitment of $23,400,000 as of December 31, 2008. The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of Accounting Standards Codification ("ASC") 810-10 "Consolidation of Variable Interest Entities", does not require the Company to consolidate the activity of BVF. Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20 as amended by Accounting Standards Update ("ASU") No. 2009-17, that the Company does not have a controlling interest in the BVF and is not required to consolidate the activity of BVF. The Company accounts for its investment in BVF under ASC 970-323, as an equity method investment.

BVF III, an investment fund formed during 2012, was sponsored by our affiliate, Berkshire Advisor. The Company did not make an investment in BVF III, but as an affiliate, is subject to certain investment restrictions. The investment objectives of BVF III are similar to those of the Company and under the terms of BVF III, Berkshire Advisors is generally required to present investment opportunities, which meet BVF III's investment criteria, only to BVF III. Under the terms of BVF III, the Company has the right to acquire assets that satisfy the requirements of Section 1031 of the Internal Revenue Code for like-kind exchanges of properties held by the Company. In addition, the Company is permitted to acquire two exclusive investments, as defined by BVF III, in any 12-month period and has a right of carryover if the two opportunities are not used in that period.

In 2011, the Company, through joint venture partnerships, committed to participate in the development of three apartment building projects. The first is a 231-unit multifamily mid-rise community in Denver, Colorado ("2020 Lawrence Project"). The Company owns a 91.08% interest in the 2020 Lawrence Project and has committed $8,000,000 of capital to the joint venture, of which $7,076,420 was funded as of December 31, 2012. The Company consolidates its investment in the 2020 Lawrence Project.

The second project is a 603-unit multifamily mid-rise community in Washington, D.C. ("NoMa Project"). The Company owns a one-third interest in a joint venture, with an affiliated entity, which owns a 90% interest in the NoMa Project. The Company had invested 100% of its total committed capital amount of $14,520,000 as of December 31, 2012. The Company accounts for its investment in the joint venture as an equity method investment.

The third project is a 154-unit apartment building in Walnut Creek, California ("Walnut Creek Project"). Once fully committed, the Company will own a 98% interest in the Walnut Creek Project. As of December 31, 2012, the Company has committed approximately $16,872,863 to the joint venture and has made capital contributions of $715,505, or 4%, of the current commitment. The Company consolidates its investment in the Walnut Creek Project.

Interest costs are capitalized on these developments until construction is complete. There was $2,654,194 and $1,066,074 of interest capitalized during the years ended December 31, 2012 and 2011, respectively.

Critical Accounting Policies

The discussion below describes what we believe are the critical accounting policies that affect the Company's more significant judgments and the estimates used in the preparation of its financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Company's financial statements and related notes. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the Company's financial statements.

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

The total amount of other intangible assets acquired is further allocated to in-place leases and tenant relationships, which includes other tenant relationship intangible values based on management's evaluation of the specific characteristics of the residential leases and the Company's tenant retention history. The value of in-place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases and amortized over a period of 12 months and the tenant relationships are based on the straight line method of amortization over a 24-month period.

Development of Real Estate

Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. We use judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, cost capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development property is considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization stops on each phase when it is considered substantially complete and ready for use and costs continue to be capitalized only on those phases under construction.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. The Company did not recognize an impairment loss in 2012 or 2011 and no such losses have been recognized to date.

Impairment of Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other-than-temporary. The Company did not recognize an other-than-temporary impairment charge in 2012 or 2011.

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

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on the Company's operating results.

Investments in Unconsolidated Multifamily Entities

The Company's investments in unconsolidated multifamily entities, or ownership arrangements with unaffiliated third parties, were evaluated pursuant to the requirements of ASC 810-10 and none were determined to require the Company to consolidate the operating results of the investees. Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20 as amended by ASU No. 2009-17 that the Company does not have a controlling interest in the unconsolidated multifamily entities and is not required to consolidate the activity of these entities. The Company has accounted for its unconsolidated investments in accordance with ASC 970-323 as equity method investments. The investments are carried as an asset in a single line on the Consolidated Balance Sheet as "Investments in unconsolidated multifamily entities" and the Company's equity in the income or loss of the unconsolidated investments is reflected as a single line item in the Consolidated Statement of Operations as "Equity in loss of unconsolidated multifamily entities".

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

▪
The Board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees and a copy of which is available upon written request addressed to the Company, c/o Investor Relations, One Beacon Street, Suite 1500, Boston, MA 02108; and

▪
The Board established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board ("FASB") issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards ("IFRS"), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company's operating results, financial position, or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both ASU 2011-05 and ASU 2011-12 became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 and ASU 2011-12 did not have any effect on the Company's operating results, financial position, or disclosures.

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2012, 2011 and 2010, the Company had approximately, $12,224,000, $9,645,000 and $12,894,000 of cash and cash equivalents, respectively.

	December 31,
	2012	2011	2010

Cash provided by operating activities	$19,840,004	$16,146,661	$13,953,330
Cash provided by (used in) investing activities	36,375,636	(52,324,348)	3,520,272
Cash (used in) provided by financing activities	(53,636,699)	32,929,442	(22,536,554)

During the year ended December 31, 2012, cash increased by $2,578,941. The overall increase was due primarily to proceeds received from the sale of Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill of $75,376,290 and borrowings from the mortgage notes payable of $28,621,545. The increase was partially offset by capital expenditures of $39,954,975, prepayments of mortgage notes payable of $29,022,538 and payments to the revolving credit facility of $10,040,422. The Company also made distributions to noncontrolling interest partners in Operating Partnership of $25,146,220, distributions to noncontrolling interest partners in properties of $8,716,462, regular quarterly distributions to its preferred shareholders of $6,700,777 and distributions to its common stockholders of $573,600.

The Company's principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders based on availability of cash and approval of the Board, capital improvements, rehabilitation projects and repairs and maintenance for the properties, debt repayment, ongoing development projects and acquisition and development of additional properties within the investment restrictions placed on it by BVF III. Debt repayment in 2012 represented both normal monthly amortization of the mortgage debt and prepayments of mortgage debt related to properties sold during 2012.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred shareholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities and advances on the revolving credit facility. Funds required to make distributions to common shareholders and Operating Partnership unitholders are funded by operation and refinancing proceeds.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of December 31, 2012, approximately $173,988,000 of principal, or 36.4% of the Company's outstanding mortgage debt, is due to be repaid within the next three years. During that three-year period, principal of approximately $55,995,000, $46,287,000 and $60,137,000 relates to loans that are due to mature and be repaid in full in 2013, 2014 and 2015, respectively. The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining liquidity will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets. A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral at a time when it may not be in the Company's best interest to do so. As of December 31, 2012, the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

On March 31, 2011, the Operating Partnership, through the joint venture ("JV 2020 Lawrence") of its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020") with Zocalo Community Development, Inc. ("Zocalo") and JB 2020, LLC, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by HUD. The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%. The proceeds of the financing are used to develop the 2020 Lawrence Project. As of December 31, 2012, the outstanding balance on the loan was $42,692,437.

On June 12, 2012, Zocalo, the managing member of JV 2020 Lawrence, entered into a financing agreement with the State of Colorado (the "Colorado Energy Loan"), through the Colorado Energy Office, for $1,250,000 to be used for inclusion of energy efficient components in the construction of the 2020 Lawrence Project. The Colorado Energy Loan has a fixed interest rate of 5.00% and a maturity date of June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020, may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of December 31, 2012, the outstanding balance on the Colorado Energy Loan was $1,250,000.

As of December 31, 2012, the Company has fixed interest rate mortgage financing on all operating properties in the portfolio.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company, which was amended on May 31, 2007 to add additional terms to the credit facility ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The credit facility provides for interest on borrowings at a rate of 5% above the 30-day LIBOR rate, as announced by Reuters, and fees based on borrowings under the credit facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The credit facility does not have a stated maturity date but is subject to a 60-day notice of termination by which the lender can affect a termination of the commitment under the credit facility and render all outstanding amounts due and payable. Additionally, the credit facility also contains a clean-up requirement which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The Company was in compliance with this provision during 2012 and 2011.

On February 17, 2011, the Company executed Amendment No. 2 which provides for a temporary modification of certain provisions of the credit facility during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the facility were modified and included: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to Amendment No. 2 reverted back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

On May 24, 2011, the Company executed Amendment No. 3 which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

On July 31, 2012, the provisions of the Amendment Period, as described above, expired as the Company did not exercise the extension provision to the Amendment Period of the revolving credit facility, as provided for in Amendment No. 2. As a result, the specific provisions, which had been modified pursuant to Amendment No. 2, reverted back to the original provisions of the revolving credit facility agreement prior to the Amendment Period.

During the years ended December 31, 2012, 2011 and 2010, the Company borrowed $1,691,000, $34,028,500 and $0, respectively, under the revolving credit facility and repaid $10,040,422, $25,679,078 and $15,720,000, respectively, during the same periods. As of December 31, 2012 and 2011, there was $0 and $8,349,422 outstanding on the facility, respectively.

Indebtedness

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by HUD. The loan is a construction loan for 2 years and will convert to permanent financing at the completion of the development period for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%. The proceeds of the financing are used to develop the 2020 Lawrence Project. As of December 31, 2012, the outstanding balance on the loan was $42,692,437. There were funding advances totaling $28,621,545 during the year ended December 31, 2012. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 5 - Mortgage Notes Payable for a complete list of indebtedness of the Company.)

Capital Expenditures

The Company incurred $4,161,686, $3,647,992 and $3,286,267 in recurring capital expenditures during the years ended December 31, 2012, 2011 and 2010, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company incurred $35,793,289, $14,352,519 and $5,762,197 in renovation-related and development capital expenditures during the years ended December 31, 2012, 2011 and 2010, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On February 10, 2011, the Operating Partnership, through BIR 2020, entered into an agreement to acquire 91.08% of the ownership interests in the 2020 Lawrence Project to build a 231-unit multifamily mid-rise community in Denver, Colorado. As of December 31, 2012, the project development costs incurred approximately $52,300,000 of the total budgeted costs of approximately $55,500,000, of which $45,500,000 is being funded by HUD-insured financing. There was $1,781,534 of interest capitalized in the year ended December 31, 2012. The Company's total capital committed to the 2020 Lawrence Project is $8,000,000. As of December 31, 2012, the Company has made capital contributions of $7,076,420, or 88.5%, of its total commitment. As of December 31, 2012, the 2020 Lawrence Project is on schedule and expected to be completed within budget. The Company consolidates its investment in the 2020 Lawrence Project.

On March 2, 2011, the Operating Partnership, through its investment in BIR/BVF-II NoMa JV, L.L.C. ("NoMa JV"), acquired a 30% interest in the NoMa Project to build a 603-unit multifamily apartment community in Washington, D.C. There was $821,036 of interest capitalized in the year ended December 31, 2012. As of December 31, 2012, the project development costs incurred approximately $114,600,000 of the total budgeted costs of approximately $143,400,000. The Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV as of December 31, 2012. As of December 31, 2012, the NoMa Project is on schedule and expected to be completed within budget. The Company accounts for its investment in NoMa JV as an equity method investment.

On December 12, 2011, the Company executed a limited liability agreement with an unrelated entity for the Walnut Creek Project to build a 154-unit apartment building in Walnut Creek, California, which is currently in the entitlement phase. Once fully committed, the Company's ownership percentage will be 98%. There was $51,624 of interest capitalized in the year ended December 31, 2012. Current capital committed to the Walnut Creek Project is approximately $16,900,000. As of December 31, 2012, the Company has made capital contributions of $715,505, or 4.2%, of the current commitment. As of December 31, 2012, the Walnut Creek Project was delayed due to environmental and regulatory requirement and is still anticipated to be substantially within budget. The construction is projected to start in the third quarter of 2013. The Company consolidates its investment in the Walnut Creek Project.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Project	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date December 31, 2012 (in millions)	Anticipated Completion Date
2020 Lawrence (2)	231	841	203,561	$55.5	$52.3	Q1 2013
NoMa	603	770	465,724	143.4	114.6	Q2 2013
Walnut Creek	154	854	145,550	48.0	1.5	Q2 2015
Total / Average	988	822	814,835	$246.9	$168.4

(1)	Includes retail space of 9,290 Sq Ft at the 2020 Lawrence Project, 1,250 Sq Ft at the NoMa Project and 14,000 Sq Ft at the Walnut Creek Project.

(2)
The 2020 Lawrence Project received a temporary certificate of occupancy from the City of Denver on December 12, 2012 and permission to occupy 7 of the 11 completed floors (99 units) from HUD on December 24, 2012. Permission to occupy the remaining floors (132 units) was received on January 18, 2013.

Pursuant to terms of the mortgage debt on certain properties in the Company's portfolio, lenders require the Company to fund repair or replacement escrow accounts. The funds in the escrow accounts are disbursed to the Company upon completion of the required repairs or renovations activities. The Company is required to provide the lender with documentation evidencing the completion of the repairs, which in some cases, are subject to inspection by the lender. Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 10 - Commitments and Contingencies.

The Company's capital budgets for 2013 anticipate spending approximately $7,551,000 for ongoing capital needs. As of December 31, 2012, the Company has not committed to any new significant rehabilitation projects.

Off-Balance Sheet Arrangements

The Company's investment in BVF obligated the Company to make capital contributions to BVF in the amount of $23,400,000 during the investment period of BVF. As of December 31, 2012, the Company has made 100% of the capital contributions required by BVF. The Company has no obligation to make any additional contributions of capital to BVF.

The Company's investment in NoMa JV obligated the Company to make capital contributions to NoMa JV in the amount of $14,520,000. As of December 31, 2012, the Company had invested 100% of its total committed capital. The Company has no obligation to make any additional contributions of capital to NoMa JV.

As of December 31, 2012, the Company did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations, other than those disclosed under contractual obligations.

Acquisitions and Dispositions

Discussion of acquisitions for the year ended December 31, 2012

The Company did not acquire any properties during the year ended December 31, 2012.

Discussion of dispositions for the year ended December 31, 2012

On March 23, 2012, the Operating Partnership completed the sale of Riverbirch, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement. The net proceeds were used to reduce the outstanding balance of the revolving credit facility and other general uses.

On November 5, 2012, the Operating Partnership completed the sale of Silver Hill and Arboretum, both located in Newport News, Virginia, to an unaffiliated buyer. The combined sale price of the properties was $25,425,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement. The net proceeds were used to repay the outstanding balance under the revolving credit facility and to fund a special distribution of $15,000,000 to the common general partner and noncontrolling interest partners in Operating Partnership on November 7, 2012.

On November 30, 2012, the Operating Partnership completed the sale of Arrowhead and Moorings, both located in suburban Chicago, Illinois, to an unaffiliated buyer. The combined sale price of the properties was $37,000,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement. The net proceeds were used to fund a special distribution of $7,721,280 to the noncontrolling interest holders of the properties on December 10, 2012 and $9,000,000 to the common general partner and noncontrolling interest partners in Operating Partnership on December 19, 2012.

Contractual Obligations and Other Commitments

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by HUD. The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%. The proceeds of the financing are used to develop the 2020 Lawrence Project. As of December 31, 2012, the outstanding balance on the loan was $42,692,437.

On June 12, 2012, Zocalo, entered into the Colorado Energy Loan, through the Colorado Energy Office, for $1,250,000 to be used for inclusion of energy efficient components in the construction of the 2020 Lawrence Project. The Colorado Energy Loan has a fixed interest rate of 5.00% and a maturity date of June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of December 31, 2012, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Although there were no acquisitions in 2012, the Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage up to 75% of the fair market value on an aggregated portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable. The $478,185,998 in mortgage notes payable has varying maturities ranging from 1 to 40 years. The following table summarizes our contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter
Long Term Debt Obligations (1)	$60,520,888	$50,322,100	$63,145,320	$72,987,162	$39,773,990	$191,436,538
Interest Payments (2)	26,553,534	23,182,686	18,269,511	16,174,010	12,316,471	84,853,170
Capital Lease Obligations	—	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—	—
Purchase Obligations (3)	—	—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP (1)	—	—	18,545	38,493	40,442	1,152,520
Interest Payments on Other Long-Term Liabilities Reflected on Balance Sheet under GAAP (2)	30,993	62,500	62,757	61,098	59,149	239,289

(1)
Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms as summarized in Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 5 - Mortgage Notes Payable and Note 7 - Note Payable - Other.

(2)	Interest payments represent amounts expected to be incurred on outstanding debt as of December 31, 2012.

(3)
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

Market Environment

In 2012, on a national basis, the multifamily sector continued to exhibit strong fundamentals and improved performance due to sustained increases in rents and stable occupancies resulting from continued favorable apartment unit supply and demand dynamics. Decreased levels of new units constructed and reduced home ownership rates have driven demand in the apartment sector which contributed to a 10-year low in the national vacancy rate. Capital markets improvements have had a favorable impact on sales of multifamily assets with transaction volumes reaching five-year highs in the third quarter of 2012.

Credit worthy borrowers in the multifamily sector continue to be able to access capital through Fannie Mae and Freddie Mac and other sources, at historically low interest rates. There is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity. In many cases, the current economic climate has delayed many potential residents from entering the rental market as many have chosen to remain at home or to share rental units instead of renting their own space. This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

Declaration of Dividends and Distributions on Class B Common Stock

For the year ended December 31, 2011, the Company did not declare distributions to its common shareholders.

On November 6, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $15,000,000 from the proceeds of the sale of Silver Hill and Arboretum to common general partner and noncontrolling interest partners in Operating Partnership, which was paid on November 7, 2012. On the same day, in respect of the special distribution to the common general partner, the Board declared a common dividend of $0.254943 per share on the Company's Class B common stock. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

On December 19, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $9,000,000 from the proceeds of the sale of Arrowhead and Moorings to common general partner and noncontrolling interest partners in Operating Partnership, which was paid on the same day. Also on December 19, 2012, the Board declared a common dividend of $0.152966 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

During the year ended December 31, 2012, the Company made tax payments of $419,820 on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, in addition to $1,300,000 of tax distributions to the noncontrolling interest partners in Operating Partnership related to the sale of Glo. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

There was no common dividend payable outstanding at December 31, 2012 or December 31, 2011.

The Company's policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Year ended December 31, 2012 (1)				Year ended December 31, 2011 (1)
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	2,955	945	$1,058	$28	3,131	958	$1,080	$23
Renewed leases	3,063	943	1,084	—	3,542	949	1,051	1

(1)	Represents data for all properties including those acquired or disposed of during the year.

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the year through December 31, 2012. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during 2012, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the years ended December 31, 2012 and 2011 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations. For the years ended December 31, 2012, 2011 and 2010, the net income (loss) was $29,021,154, $1,922,299 and $(25,726,511), respectively. A reconciliation of our NOI to net income (loss) for the years ended December 31, 2012, 2011 and 2010 are presented as part of the following tables on pages 31 and 36.

Comparison of year ended December 31, 2012 to the year ended December 31, 2011

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2012 and 2011. The Same Property Portfolio consists of the 20 properties acquired or placed in service on or prior to January 1, 2011 and owned through December 31, 2012. The Total Property Portfolio includes the effect of the change in the one property acquired, Estancia Townhomes, and the sale of one property, Glo, during the year ended December 31, 2011 and the sale of five properties, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill, during the year ended December 31, 2012. (The 2011 and 2012 activity for Glo, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$67,867,398	$65,080,504	$2,786,894	4.28%
Interest, utility reimbursement and other	6,267,975	5,739,522	528,453	9.21%
Total revenue	74,135,373	70,820,026	3,315,347	4.68%

Operating Expenses:
Operating	17,958,547	17,659,861	298,686	1.69%
Maintenance	4,435,555	4,495,273	(59,718)	(1.33)%
Real estate taxes	6,487,061	6,329,498	157,563	2.49%
General and administrative	—	—	—	—%
Management fees	2,952,561	2,708,319	244,242	9.02%
Incentive advisory fees	—	—	—	—%
Total operating expenses	31,833,724	31,192,951	640,773	2.05%

Net Operating Income	42,301,649	39,627,075	2,674,574	6.75%

Non-operating expenses:
Depreciation	23,529,550	25,834,412	(2,304,862)	(8.92)%
Interest, inclusive of amortization of deferred financing fees	24,161,633	24,453,853	(292,220)	(1.19)%
Amortization of acquired in-place leases and tenant relationships	—	—	—	—%
Total non-operating expenses	47,691,183	50,288,265	(2,597,082)	(5.16)%

Net loss	$(5,389,534)	$(10,661,190)	$5,271,656	49.45%

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

	Total Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$72,491,955	$68,980,213	$3,511,742	5.09%
Interest, utility reimbursement and other	6,463,593	5,883,681	579,912	9.86%
Total revenue	78,955,548	74,863,894	4,091,654	5.47%

Operating Expenses:
Operating	19,874,491	19,246,976	627,515	3.26%
Maintenance	4,626,525	4,681,091	(54,566)	(1.17)%
Real estate taxes	7,335,118	7,103,137	231,981	3.27%
General and administrative	1,538,889	1,686,985	(148,096)	(8.78)%
Management fees	4,818,924	4,563,121	255,803	5.61%
Incentive advisory fees	3,113,100	1,696,485	1,416,615	83.50%
Total operating expenses	41,307,047	38,977,795	2,329,252	5.98%

Net Operating Income	37,648,501	35,886,099	1,762,402	4.91%

Non-operating expenses:
Depreciation	25,642,064	27,694,551	(2,052,487)	(7.41)%
Interest, inclusive of amortization of deferred financing fees	24,716,864	26,827,061	(2,110,197)	(7.87)%
Amortization of acquired in-place leases and tenant relationships	68,280	531,422	(463,142)	(87.15)%
Total non-operating expenses	50,427,208	55,053,034	(4,625,826)	(8.40)%

Loss before loss in equity method investments	(12,778,707)	(19,166,935)	6,388,228	33.33%

Equity in loss of unconsolidated multifamily entities	(268,921)	(3,430,015)	3,161,094	92.16%

Discontinued operations	42,068,782	24,519,249	17,549,533	(71.57)%

Net income	$29,021,154	$1,922,299	$27,098,855	(1,409.71)%

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the year ended December 31, 2012 in comparison to the same period in 2011. The increase in rental revenue is mainly attributable to increase in rental rates offset by decrease in average occupancy. Average 2012 monthly rental rates of $1,081 per apartment unit increased by 4.75% over the 2011 rent rate of $1,032, attributing to an increase of $3,251,000 in rental revenue. Average physical occupancy for the 2012 Same Property Portfolio was 95.47%, slightly down from 95.91% average in 2011, attributing to $464,000 decrease in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Utility reimbursement and other revenue

Same Property Portfolio interest, utility reimbursement and other revenues increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011, due primarily to the continued use of utility bill back programs, increased fees charged to tenants and potential tenants, including pet fees, redecorating fees, late fees and other similar revenue items. The table below breaks out these two components:

	Same Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$3,245,445	$2,969,712	$275,733	9.28%
Other	3,022,530	2,769,810	252,720	9.12%
Total Utility reimbursement and other	$6,267,975	$5,739,522	$528,453	9.21%

Operating Expenses

Operating

Overall operating expenses increased for the year ended December 31, 2012 as compared to the same period of 2011. Higher payroll expenses due to bonus payments and health insurance and increased state income taxes related to municipal taxes at a property, were partially offset by savings in utilities including gas and electricity as a result of a cooler summer and milder winter. The table below breaks out the major components of this line item:

	Same Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Operating
Payroll	$7,362,716	$6,995,986	$366,730	5.24%
Utilities	5,458,145	5,735,140	(276,995)	(4.83)%
Insurance	1,558,474	1,506,823	51,651	3.43%
Property-related G&A	2,010,911	1,851,188	159,723	8.63%
Leasing	775,282	785,864	(10,582)	(1.35)%
Advertising	661,771	636,027	25,744	4.05%
Other	131,248	148,833	(17,585)	(11.82)%
Total Operating	$17,958,547	$17,659,861	$298,686	1.69%

Maintenance

Maintenance expense decreased for the year ended December 31, 2012 as compared to the same period of 2011, mainly due to higher costs in painting, cleaning and landscaping, partially offset by savings in snow removal costs due to the mild winter, reduced spending in repairs and building interior and exterior related maintenance costs. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of this line item:

	Same Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Maintenance
Pool service	$246,887	$245,620	$1,267	0.52%
Exterminating	174,262	183,019	(8,757)	(4.78)%
Landscaping	807,080	789,793	17,287	2.19%
Supplies	57,289	54,113	3,176	5.87%
Cleaning	788,550	758,394	30,156	3.98%
Snow removal	18,147	50,301	(32,154)	(63.92)%
Painting	909,070	832,151	76,919	9.24%
Repairs	874,902	909,358	(34,456)	(3.79)%
Other	559,368	672,524	(113,156)	(16.83)%
Total Maintenance	$4,435,555	$4,495,273	$(59,718)	(1.33)%

Real Estate Taxes

Real estate taxes increased for the year ended December 31, 2012 from the comparable period of 2011. The Company continually scrutinizes the assessed values of its properties and take advantage of arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the year ended December 31, 2012 compared to the same period of 2011 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the year ended December 31, 2012 as compared to the same period of the prior year. The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the year ended December 31, 2012 decreased over the comparable period of 2011 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
(Total Property Portfolio)

In general, increases in revenue and total operating expenses of the Total Property Portfolio for the year ended December 31, 2012 as compared to the year ended December 31, 2011 are due mainly, in addition to the reasons discussed with respect to the Same Property Portfolio, to the fluctuations in the actual properties owned during the comparative periods. Additionally, operating revenue increased by approximately $706,000 as a result of the acquisition of Estancia Townhomes during 2011. Also, total operating expenses increased by approximately $223,000 as a result of Estancia Townhomes acquired in 2011, in addition to 2020 Lawrence Project, which received permission to occupy its 7 of the 11 floors in December 2012. The increase in total operating expenses was also attributable to increased incentive advisory fees accrued pursuant to the Advisory Services Amendment recorded during the year ended December 31, 2012 as compared to December 31, 2011. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 13 - Related Party Transactions on page 79 for further discussion.) The decrease in total non-operating expenses was mainly attributable to lower interest expenses incurred as a result of reduced revolving credit balance outstanding during the year ended December 31, 2012 when compared to the same period ended December 31, 2011.

Comparison of year ended December 31, 2011 to the year ended December 31, 2010

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2011 and 2010. The Same Property Portfolio consists of the 20 properties acquired or placed in service on or prior to January 1, 2010 and owned through December 31, 2012. The Total Property Portfolio includes the effect of the change in the one property acquired during the year ended December 31, 2011, Estancia Townhomes, and the sale of one property, Glo, during the year ended December 31, 2011 and the sale of five properties, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill during the year ended December 31, 2012. (The 2010 and 2011 activity for Glo, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Year ended December 31,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$65,080,504	$63,390,349	$1,690,155	2.67%
Interest, utility reimbursement and other	5,739,522	5,032,881	706,641	14.04%
Total revenue	70,820,026	68,423,230	2,396,796	3.50%

Operating Expenses:
Operating	17,659,861	17,337,881	321,980	1.86%
Maintenance	4,495,273	4,283,242	212,031	4.95%
Real estate taxes	6,329,498	6,177,706	151,792	2.46%
General and administrative	—	—	—	—%
Management fees	2,708,319	2,638,663	69,656	2.64%
Incentive advisory fees	—	—	—	—%
Total operating expenses	31,192,951	30,437,492	755,459	2.48%

Net Operating Income	39,627,075	37,985,738	1,641,337	4.32%

Non-operating expenses:
Depreciation	25,834,412	27,321,331	(1,486,919)	(5.44)%
Interest, inclusive of amortization of deferred financing fees	24,453,853	24,282,343	171,510	0.71%
Amortization of acquired in-place leases and tenant relationships	—	44,550	(44,550)	(100.00)%
Total non-operating expenses	50,288,265	51,648,224	(1,359,959)	(2.63)%

Net loss	$(10,661,190)	$(13,662,486)	$3,001,296	21.97%

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

	Total Property Portfolio
	Year ended December 31,
	2011	2010	Increase/ (Decrease)	% Change
Revenue:
Rental	$68,980,213	$62,822,629	$6,157,584	9.80%
Interest, utility reimbursement and other	5,883,681	5,042,743	840,938	16.68%
Total revenue	74,863,894	67,865,372	6,998,522	10.31%

Operating Expenses:
Operating	19,246,976	18,170,277	1,076,699	5.93%
Maintenance	4,681,091	4,283,240	397,851	9.29%
Real estate taxes	7,103,137	6,207,346	895,791	14.43%
General and administrative	1,686,985	1,859,034	(172,049)	(9.25)%
Management fees	4,563,121	4,330,774	232,347	5.37%
Incentive advisory fees	1,696,485	2,207,795	(511,310)	(23.16)%
Total operating expenses	38,977,795	37,058,466	1,919,329	5.18%

Net Operating Income	35,886,099	30,806,906	5,079,193	16.49%

Non-operating expenses:
Depreciation	27,694,551	27,321,332	373,219	1.37%
Interest, inclusive of amortization of deferred financing fees	26,827,061	24,604,555	2,222,506	9.03%
Amortization of acquired in-place leases and tenant relationships	531,422	44,550	486,872	1,092.87%
Total non-operating expenses	55,053,034	51,970,437	3,082,597	5.93%

Loss before loss in equity method investments	(19,166,935)	(21,163,531)	1,996,596	9.43%

Equity in loss of unconsolidated multifamily entities	(3,430,015)	(4,080,225)	650,210	15.94%

Discontinued Operations	24,519,249	(482,755)	25,002,004	5,179.03%

Net income (loss)	$1,922,299	$(25,726,511)	$27,648,810	107.47%

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the year ended December 31, 2011 in comparison to the same period in 2010. The increase in rental revenue is mainly attributable to increase in rental rates partially offset by a decrease in average occupancy at the Seasons of Laurel property. Average 2011 monthly rental rate of $1,032 per apartment unit increased by 2.89% over the 2010 rental rates of $1,003, attributing to an increase of $2,105,000 in rental revenue. Average physical occupancy for the 2011 Same Property Portfolio was 95.91%, increased slightly from the 95.85% average in 2010. Rental revenue decreased by $415,000 as a result of change in occupancy however, mainly driven by the decrease of the average physical occupancy at the Seasons of Laurel property to 94.62% in 2011 from 95.58% in 2010, attributing to $230,000 decrease in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due primarily to the continued expansion of the Company's utility bill back programs, increased fees charged to tenants and potential tenants, including pet fees, parking, valet trash and other similar revenue items. The table below breaks out these two components:

	Same Property Portfolio
	Year ended December 31,
	2011	2010	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$2,969,712	$2,370,378	$599,334	25.28%
Other	2,769,810	2,662,503	107,307	4.03%
Total Utility reimbursement and other	$5,739,522	$5,032,881	$706,641	14.04%

Operating Expenses

Operating

Overall operating expenses increased for the year ended December 31, 2011 as compared to the same period of 2010. Higher utility expenses including water and sewer charges related to fluctuations in comparable usage at properties and increased state income taxes related to municipal taxes at a property not previously incurred, were partially offset by savings in payroll expenses related to bonus, benefits costs and health insurance. The table below breaks out the major components of this line item:

	Same Property Portfolio
	Year ended December 31,
	2011	2010	Increase/ (Decrease)	% Change
Operating
Payroll	$6,995,986	$7,199,625	$(203,639)	(2.83)%
Utilities	5,735,140	5,273,892	461,248	8.75%
Insurance	1,506,823	1,627,463	(120,640)	(7.41)%
Property-related G&A	1,851,188	1,670,694	180,494	10.80%
Leasing	785,864	780,433	5,431	0.70%
Advertising	636,027	546,063	89,964	16.48%
Other	148,833	239,711	(90,878)	(37.91)%
Total Operating	$17,659,861	$17,337,881	$321,980	1.86%

Maintenance

Maintenance expense increased for the year ended December 31, 2011 as compared to the same period of 2010, primarily due to various small incidents at properties which were less than the insurance deductible and included water intrusion related events at Berkshires at Town Center and Berkshires at Lenox Park. The increase was partially offset by lower snow removal costs at the Seasons of Laurel and Berkshires of Columbia properties as compared to 2010. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective. The table below breaks out the major components of this line item:

	Same Property Portfolio
	Year ended December 31,
	2011	2010	Increase/ (Decrease)	% Change
Maintenance
Pool service	$245,620	$221,365	$24,255	10.96%
Exterminating	183,019	162,986	20,033	12.29%
Landscaping	789,793	770,401	19,392	2.52%
Supplies	54,113	44,357	9,756	21.99%
Cleaning	758,394	733,804	24,590	3.35%
Snow removal	50,301	195,884	(145,583)	(74.32)%
Painting	832,151	736,275	95,876	13.02%
Repairs	909,358	837,621	71,737	8.56%
Other	672,524	580,549	91,975	15.84%
Total Maintenance	$4,495,273	$4,283,242	$212,031	4.95%

Real Estate Taxes

Real estate taxes increased for the year ended December 31, 2011 from the comparable period of 2010. The Company continually scrutinizes the assessed values of its properties and take advantage of arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the year ended December 31, 2011 compared to the same period of 2010 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the year ended December 31, 2011 as compared to the same period of the prior year. The decrease is a result of assets that have been fully depreciated, offset by the additions to the basis of fixed assets in the portfolio driven by substantial rehabilitation projects ongoing at the Berkshires at Town Center property and to a lesser degree, normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the year ended December 31, 2011 increased over the comparable period of 2010. The increase is primarily attributable to higher interest expenses for Berkshires at Citrus Park. The Berkshires at Citrus Park loan was paid off in November 2009 and refinancing of the property was closed in May 2010. As a result, interest expense at Berkshires at Citrus Park is significantly higher for the first half of 2011 compared to 2010.

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

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
(Total Property Portfolio)

In general, increases in revenue and total operating expenses and non-operating expenses of the Total Property Portfolio for the year ended December 31, 2011 as compared to the year ended December 31, 2010 are due mainly, in addition to the reasons discussed with respect to the Same Property Portfolio, to the fluctuations in the actual properties owned during the comparative periods. Additionally, operating revenue and total operating expenses increased by approximately $4,085,000 and $1,934,000, respectively, as a result of the acquisition of Estancia Townhomes during 2011, including transaction costs of $620,779 associated with the acquisition of the Estancia Townhomes expensed pursuant to the guidance of ASC 805-10, which were included in operating expenses for year ended December 31, 2011. Also, total operating expenses increased as a result of increased corporate-related legal costs recorded during the year ended December 31, 2011, offset by decreased incentive advisory fees accrued pursuant to the Advisory Services Amendment recorded during the same period. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 13 - Related Party Transactions on page 79 for further discussion.) The increase in total non-operating expenses was mainly attributable to higher interest expenses incurred as a result of higher revolving credit balance outstanding during the year ended December 31, 2011 when compared to the same period ended December 31, 2010.

Environmental Issues

There are no recorded amounts resulting from environmental liabilities because there are no known contingencies with respect to environmental liabilities. The Company obtains environmental audits, through various sources including lender evaluations and acquisition due diligence, for each of its properties at various intervals throughout a property's life. The Company has not been advised by any third party as to the existence of, nor has it identified on its own, any material liability for site restoration or other costs that may be incurred with respect to any of its properties. The Company re-evaluates potential environmental liabilities on an annual basis by reviewing the current properties in the portfolio at year end as the portfolio continues to change with the sale and acquisition of properties.

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

Though the United States economy continues to be challenged by the high unemployment rate, slow but reasonably steady growth is still seen in many parts of the economy. The multifamily sector continues to exhibit strong fundamentals and improved performance on a national basis, evidenced by improved occupancy levels and increases in effective rents. These improvements are due, in large part, to favorable supply and demand dynamics, as construction of new apartment units and single family homes has decreased significantly, home ownership has declined, and the home buying market has weakened due to stricter mortgage qualification standards and declining home values.

Credit worthy borrowers in the multifamily sector continue to be able to access capital through Fannie Mae and Freddie Mac and other sources, at historically low interest rates. Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity. In many cases, the current economic climate has delayed many potential residents from entering the rental market as many have chosen to remain at home or to share rental units instead of renting their own space. This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The table presents scheduled principal and interest payments and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2012.

The following table reflects the mortgage notes payable as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate Debt	$60,520,888	$50,322,100	$63,145,320	$72,987,162	$39,773,990	$191,436,538	$478,185,998
Interest Payments (2)	26,553,534	23,182,686	18,269,511	16,174,010	12,316,471	84,853,170	181,349,382
Average Interest Rate (1)(2)	5.58%	5.66%	5.69%	5.69%	5.70%	5.64%	5.58%

(1)	The Company's mortgage notes are fixed rate instruments; therefore, the Company's outstanding mortgage debt is not sensitive to changes in the capital markets except upon maturity.

(2)
Interest payments represent amounts expected to be made on outstanding debt as of December 31, 2012. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The following table reflects the note payable - other as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate Debt	$—	$—	$18,545	$38,493	$40,442	$1,152,520	$1,250,000
Interest Payments (2)	30,993	62,500	62,757	61,098	59,149	239,289	515,786
Average Interest Rate (1)(2)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	The Company's note payable - other is a fixed rate instrument; therefore, the Company's outstanding note payable - other is not sensitive to changes in the capital markets except upon maturity.

(2)
Interest payments represent amounts expected to be made on outstanding debt as of December 31, 2012. Average interest rate represents the stated interest rates on the note payable - other for the respective period.

The level of market rate interest risk experienced in 2012 remained consistent with the level of risk seen during 2011. The level of outstanding mortgage debt payable of $478,185,998 at December 31, 2012 was incrementally lower than the December 31, 2011 balance of outstanding debt of $484,748,358 and the average interest rate on the fixed rate debt also decreased slightly to 5.58% at December 31, 2012 from 5.61% at December 31, 2011. At December 31, 2012, all properties were encumbered by mortgage debt with the exception of the Walnut Creek development property.

The Company manages its interest rate risk on mortgage debt by monitoring the capital markets and the related changes in prevailing mortgage debt interest levels. Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate. The Company has been successful in obtaining new financing during 2012 and 2011, a period in which the debt market has been challenged by unfavorable national economic conditions as well as declines in property values and the tightening of lending guidelines by creditors. The Company continues to take advantage of all opportunities to acquire long term debt at favorable interest rates via first mortgage refinancing, supplemental mortgage financing and assumption of debt with favorable terms pursuant to the acquisition of new properties.

As of December 31, 2012 and December 31, 2011, respectively, the Company had no variable interest rate debt outstanding.

The level of market interest rate risk remained relatively consistent from December 31, 2011 to December 31, 2012 as evidenced by the stability in the multifamily housing mortgage interest rates over the same period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 54 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, with oversight and input from the Company's principal executive officer and principal financial officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012. The

Company's management based its assessment on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company's management's report is not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission which require the Company to provide only its management report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2012 that affected, or were reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors are as follows:

Name and Age	Position or Offices Held

Douglas Krupp (66)	Chairman of the Board of Directors
David C. Quade (69)	President, Principal Executive Officer and Director
Shereen P. Jones (51)	Chief Financial Officer and Treasurer
Randolph G. Hawthorne (63)	Director
Robert M. Kaufman (63)	Director
Richard B. Peiser (64)	Director
Christopher M. Nichols (48)	Senior Vice President, Principal Financial Officer and Assistant Secretary
Mary Beth Bloom (39)	Vice President and Secretary

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

Randolph G. Hawthorne, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Hawthorne is currently the Principal of a private investment and consulting firm known as RGH Ventures and has served as such since January of 2001. Mr. Hawthorne is a member of the Multifamily Council Gold Flight of the Urban Land Institute, and is active in the National Multi Housing Council, which he led as the Chairman from 1996-1997. He also presently serves on the Board of Directors of the National Housing Conference and is a member of the Harvard Real Estate Academic Initiative Alumni Advisory Board. He previously served as an independent member of the Advisory Board of Berkshire Mortgage Finance, a former affiliate of Berkshire Income Realty, Inc. Mr. Hawthorne also previously served as President of the National Housing and Rehabilitation Association and has served on the Editorial Board of the Tax Credit Advisor and Multi-Housing News. From 1973-2001, Mr. Hawthorne was a Principal and Owner of Boston Financial, a full service real estate firm, which was acquired in 1999 by Lend Lease, a major global real estate firm, which at that time was the largest U.S. manager of tax-exempt real estate assets. During his 28 years with Boston Financial and then Lend Lease, Mr. Hawthorne served in a variety of senior leadership roles including on the Boston Financial Board of Directors. Mr. Hawthorne holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree from the Massachusetts Institute of Technology. Mr. Hawthorne is a member of the Emeritus Board of Berkshire Theatre Group, and serves on the Board of Directors of The Boston Home and the Board of Overseers of the Celebrity Series of Boston.

Robert M. Kaufman, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Kaufman is currently the President and Chief Operating Officer of Oakley Investment, Inc., a private investment firm, a role he has held since April 2012, and a role he formerly held from 2003 through 2007 and has served on the Board of Cancer Genetics since 2011. He was the Senior Vice President and Chief Operating Officer of Outcome Sciences, Inc. (sold to Quintiles Transnational Holdings, Inc.) from April 1, 2007 through April 1, 2012. Mr. Kaufman was a founder and the Chief Executive Officer of Medeview, Inc., a healthcare technology company, from 2000-2002. From 1996-1999, Mr. Kaufman served as Chief Executive Officer of a senior housing company known as Carematrix Corp. and in 1999 served as a consultant to Carematrix Corp. Prior to that, Mr. Kaufman worked for Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm, from 1972-1996. During his tenure at Coopers & Lybrand, he was a partner from 1982-1996 primarily servicing real estate and healthcare industry clients and served as a member of the National Board of Partners. In addition, while a partner at Coopers & Lybrand, Mr. Kaufman was a member of the Mergers and Acquisitions and Real Estate Groups, the Associate Chairman of the National Retail and Consumer Products Industry Group and was a National Technical Consulting Partner. Mr. Kaufman received his Bachelor of Arts from Colby College and his Master of Business Administration degree from Cornell University.

Richard B. Peiser, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Peiser is currently the Michael D. Spear Professor of Real Estate Development at Harvard University and has worked in that position since 1998. Mr. Peiser is also a member of the Department of Urban Planning and Design in the Harvard University Graduate School of Design and has served as such since 1998. Before joining the faculty of Harvard University in 1998, Mr. Peiser served as Director of the Lusk Center of Real Estate Development from 1987-1998 as well as Founder and Academic Director of the Master of Real Estate Development Program at the University of Southern California from 1986-1998. Mr. Peiser has also worked as a real estate developer and consultant since 1978. In addition, Mr. Peiser has published numerous articles relating to various aspects of the real estate industry. Mr. Peiser taught at Southern Methodist University from 1978-1984, the University of Southern California from 1985-1998 and at Stanford University in the fall of 1981. Mr. Peiser was the Chairman of Kailong REIT, a real estate investment and asset management company based in Shanghai, China. Mr. Peiser served as a trustee of the Urban Land Institute from 1997 to 2004 and as a Director of the firm American Realty Advisors from 1998 to 2005. Additionally, Mr. Peiser served as a faculty representative on the Harvard University Board of Overseer's Committee on Social Responsibility from 1999-2002 and as co-editor of the Journal of Real Estate Portfolio Management from 2003 to 2007. Mr. Peiser holds a Bachelor of Arts degree from Yale University, a Master of Business Administration degree from Harvard University and a Ph.D. in land economics from Cambridge University.

Christopher M. Nichols, Senior Vice President, Principal Financial Officer and Assistant Secretary of Berkshire Income Realty, Inc. since July 19, 2002. Mr. Nichols currently holds the position of Senior Vice President, Controller and Assistant Secretary of Berkshire Income Realty, Inc. Mr. Nichols is also the Company's Principal Accounting Officer. Mr. Nichols joined The Berkshire Group in 1999 as the Assistant Corporate Controller. Before joining the Company, Mr. Nichols served as the Accounting Manager and then as the Corporate Controller for Mac-Gray Corporation from 1997-1999, a NYSE-listed company. At Mac-Gray, Mr. Nichols had primary oversight of the accounting and financial reporting systems. Mr. Nichols worked as a Senior Staff Auditor for Mullen & Company from 1994-1997. Mr. Nichols has a Bachelor of Science degree in Accountancy from Bentley College (now Bentley University) as well as Associate Degrees in Computer Information Systems and in Electrical Engineering. Mr. Nichols is a Certified Public Accountant.

Mary Beth Bloom, Senior Vice President and Secretary of Berkshire Income Realty, Inc. since August 9, 2005. Ms. Bloom currently serves and has served as Vice President and General Counsel to The Berkshire Group, an affiliate of Berkshire Income Realty, Inc., since 2005. From 2000-2005, Ms. Bloom served as the Assistant General Counsel to The Berkshire Group and from 2003-2005, she served as Assistant Secretary to Berkshire Income Realty, Inc. Prior to joining The Berkshire Group, Ms. Bloom was an attorney with John Hancock Financial Services. She received a Bachelor of Arts from the College of the Holy Cross and a Juris Doctor from New England School of Law. Ms. Bloom is admitted to practice law in Massachusetts and New York and is a member of the American, Massachusetts and New York Bar Associations.

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

The Company has adopted a code of ethics (the "Code") that applies to all of its employees (including its principal executive officers, principal financial officer and principal accounting officer) and directors. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code applicable to certain enumerated executive officers by posting such information on its website at http://www.berkshireincomerealty.com. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Stephen Lyons, One Beacon Street, Boston, MA 02108.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders during or with respect to the fiscal year ended December 31, 2012, none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, with the exception of the following.

David Olney, a deemed executive officer, filed a Form 4 on an untimely basis on January 23, 2013 that covered his indirect purchase on November 21, 2011 of 200 shares of the Company's 9% Series A Cumulative Redeemable Preferred Stock.

ITEM 11.    EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee as the Board has determined that such a committee is unnecessary, in light of the fact that, except for our Independent Directors identified above, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor. The Company has no employees under any employment or other agreement either formal or implied. The Company pays Berkshire Advisor, an affiliate, property, asset management, construction management and acquisition fees for services related to the management of the Company. The Company also reimburses Berkshire Advisor for the salaries of employees of Berkshire Advisor who work directly at our properties. The Company does not bear risk associated with compensation policies and practices of employees as employee related costs incurred by Berkshire Advisor are limited to the fixed management fees or cost reimbursements paid by the Company. Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 13 - Related Party transaction for additional information.

The Company reimbursed Berkshire Advisor for cash basis compensation paid to its named executive officer. No other compensation or benefits are paid to named executive officer whose salary is reimbursed by the Company. The Company does not reimburse for benefits. Cash basis compensation paid to named executive officer and reimbursed by the Company totaled $252,741 and $237,323 for the years ended December 31, 2012 and December 31, 2011, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

N/A	N/A	$—	$—	$—	$—	$—	$—	$—	$—
		$—	$—	$—	$—	$—	$—	$—	$—

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. The Board has determined that the Independent Directors will be compensated at the rate of $30,000 per year, payable in cash, for their service as directors and receive reimbursement for their travel expenses incurred in connection with Board duty. There were no other arrangements to compensate the directors for Board or committee involvement in 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2012 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Class B Common Stock	Douglas Krupp	1,283,313	(2)	91%
Class B Common Stock	George Krupp	1,283,313	(3)	91%
Class B Common Stock	Douglas Krupp 1980 Family Trust	1,283,313	(4)	91%
Class B Common Stock	George Krupp 1980 Family Trust	1,283,313	(5)	91%
Class B Common Stock	Krupp Family Limited Partnership-94	1,283,313	(6)	91%
Class B Common Stock	KRF Company	1,283,313		91%
Class B Common Stock	Thomas Shuler	63,560		5%
Class B Common Stock	David J. Olney	59,323	(7)	4%
Class B Common Stock	All directors and executive officers as a group	1,406,196	(8)	100%
Preferred Shares	Douglas Krupp	3,981	(9)	*
Preferred Shares	George Krupp	3,981	(10)	*
Preferred Shares	Berkshire Companies Limited Partnership	3,981		*
Preferred Shares	Robert M. Kaufman	65,931	(11)	2%
Preferred Shares	Thomas Shuler	6,760		*
Preferred Shares	Randolph G. Hawthorne	4,600		*
Preferred Shares	Richard B. Peiser	2,955		*
Preferred Shares	David C. Quade	1,434	(12)	*
Preferred Shares	Mary Beth Bloom	1,150		*
Preferred Shares	David J. Olney	200	(7)	*
Preferred Shares	All directors and executive officers as a group	87,011	(13)	3%
* - Represents less than 1% of preferred shares outstanding.

(1)	c/o The Berkshire Group, One Beacon Street, Suite 1500, Boston, MA 02108.

(2)
Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The general partners of Krupp Family Limited Partnership-94 are Douglas Krupp and George Krupp, who each own 50% of the general partnership interests in Krupp Family Limited Partnership-94. By virtue of their interests in the Krupp Family Limited Partnership-94, Douglas Krupp and George Krupp may each be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. Douglas Krupp is a director of the Company. George Krupp is a former director of the Company.

(3)	Includes 1,283,313 shares owned by KRF Company that may be deemed to be beneficially owned by George Krupp, as described in Footnote (2).

(4)
Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The Douglas Krupp 1980 Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. The trustee of the Douglas Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp.

(5)
Includes 1,283,313 shares owned by KRF Company. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in The Krupp Family Limited Partnership-94, The George Krupp 1980 Family Trust may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. The trustee of the George Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by George Krupp.

(6)
Includes 1,283,313 shares owned by KRF Company. Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. By virtue of its interest in KRF Company, Krupp Family Limited Partnership-94 is deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company.

(7)	David J. Olney owns 59,323 shares of Class B common stock. Additionally, 200 shares of the Preferred Shares are owned by Mr. Olney's spouse and may be deemed to be beneficially owned by Mr. Olney.

(8)	Includes 1,283,313 shares owned by KRF Company that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (2) plus all shares owned by Thomas Shuler and David Olney.

(9)
Includes 3,981of the Preferred Shares owned by Berkshire Companies Limited Partnership ("BCLP"). KELP-1987 owns 100% of the limited partnership interests in BCLP, and each of KGP-1, Incorporated and KGP-2 Incorporated owns 50% of the general partnership interests in BCLP. Douglas Krupp and certain of his affiliates are the limited partners of KELP-1987, and Douglas Krupp owns 50% of the stock of each of KGP-1, Incorporated and KGP-2 Incorporated . By virtue of such interests, Douglas Krupp may be deemed to beneficially own indirectly the 3,981 shares of the Preferred Shares owned by BCLP.

(10)
Includes 3,981of the Preferred Shares owned by Berkshire Companies Limited Partnership ("BCLP"). KELP-1987 owns 100% of the limited partnership interests in BCLP, and each of KGP-1, Incorporated and KGP-2 Incorporated owns 50% of the general partnership interests in BCLP. George Krupp and certain of his affiliates are the limited partners of KELP-1987, and George Krupp owns 50% of the stock of each of KGP-1, Incorporated and KGP-2 Incorporated . By virtue of such interests , George Krupp may be deemed to beneficially own indirectly the 3,981 shares of the Preferred Shares owned by BCLP.

(11)
Robert M. Kaufman does not own shares of Class B common stock. Mr. Kaufman does own 64,774 shares of the Preferred Shares of the Company. Additionally, 1,157 shares of the Preferred Shares are owned Mr. Kaufman's spouse and may be deemed to be beneficially owned by Mr. Kaufman.

(12)
David C. Quade does not own shares of Class B common stock. Mr. Quade does own 874 shares of the Preferred Shares of the Company. Additionally, 560 shares of the Preferred Shares are owned Mr. Quade's spouse and may be deemed to be beneficially owned by Mr. Quade.

(13)
Includes 3,981 shares owned by BCLP that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (9) plus all shares owned by the other directors and officers listed in the preceding table.

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A common stock and 5,000,000 shares have been classified as Class B common stock. As of December 31, 2012 and 2011, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 about shares of our equity securities outstanding and available for issuance under equity compensation plans. The Company does not have equity securities outstanding or available for issuance under an equity compensation plan as of December 31, 2012.

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

Management Fees

We have entered into an Advisory Services Agreement with Berkshire Advisor. Douglas Krupp, one of our directors, together with his brother George Krupp (formerly a director of the Company and former Chairman of the Board), indirectly own all of the member interests in Berkshire Advisor. Under the Advisory Services Agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the Audit Committee.

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company's Preferred Shares have been paid. Berkshire Advisor earned asset management fees of $1,649,259, $1,649,259 and $1,649,259 during the years ended December 31, 2012, 2011 and 2010, respectively. The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties. In addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an incentive advisory fee based on increases in the value of the Company, as explained below, that would not be subject to the $1,600,000 maximum as detailed below. As of December 31, 2012 and 2011, respectively, $824,629 and $412,315 of the asset management fees are payable to Berkshire Advisor.

On November 12, 2009, the Audit Committee and the Board approved an amendment to the Advisory Services Agreement (the "Advisory Services Amendment") with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees paid to Berkshire Advisor. The Advisory Services Amendment, which was effective January 1, 2010, provides for the incentive advisory fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 ("Base Value"). The Company is required to accrue incentive advisory fees payable to Berkshire Advisor up to 12% of the increase in fair value of the Company above the established Base Value. The Company has recorded $3,113,100, $1,696,485 and $2,207,795 of incentive advisory fees during the year ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, the accrued liability of $6,634,261 and $3,904,280, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets. Payments from the plan will approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid. The Company made $383,119, $0 and $0 of incentive advisory fee payments during the year ended December 31, 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, Berkshire Advisor acted as property manager under property management agreements between the Company and Berkshire Advisor. Under the property management agreement, Berkshire Advisor is entitled to receive a property management fee, payable monthly, equal to 4% of the gross rental receipts, including rentals and other operating income, received each month with respect to all managed properties. The total amount of property management fees paid or accrued to Berkshire Advisor under the property management agreements was $3,448,399, $3,292,761 and $3,052,447 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, respectively, $27,242 and $89,513 of the 2012 and 2011 property management fees are payable to Berkshire Advisor.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined above) of any new property acquired directly or indirectly by us. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the Audit Committee.

Berkshire Advisor received acquisition fees for 2012, 2011 and 2010 as follows:

	Acquisition Fees
	2012	2011	2010

Estancia Townhomes	$—	$420,000	$—
	$—	$420,000	$—

The Company pays a construction management fee to Berkshire Advisor for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $194,737, $288,859 and $253,845 in construction management fees for the year ended December 31, 2012, 2011 and 2010, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services. During the years ended December 31, 2012, 2011 and 2010, the Company has incurred fees totaling $278,820, $209,115 and $0, respectively on the 2020 Lawrence Project. As of December 31, 2012, $487,935 has been paid to BRD and construction is ongoing. The Company did not incur any development fees on the Walnut Creek Project and NoMa Project to BRD.

Under the Advisory Services Agreement and the property management agreements, Berkshire Advisor is reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties.

Berkshire Advisor is also reimbursed for administrative services rendered by it that are necessary for our prudent operation, including legal, accounting, data processing, transfer agent and other necessary services. Expense reimbursements paid were $180,758, $213,300 and $210,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Salary reimbursements paid were $9,749,185, $9,820,522 and $9,700,806 for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition to the fees listed above, the unconsolidated multifamily entities paid construction management fees of $783,248, $578,979 and $525,252, property management fees of $5,348,359, $5,699,984 and $5,764,238 and asset management fees of $4,008,469, $4,371,676 and $4,480,969 to Berkshire Advisor during 2012, 2011 and 2010, respectively.

Related party arrangements are approved by the Independent Directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

The Company does not have written policies and procedures for the review, approval or ratification of transactions with related persons. The Audit Committee reviews and approves all related-party transactions. The review and approval responsibility of the Audit Committee is evidenced by the Audit Committee Charter.

Director Independence

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. Such persons act as the Company's Audit Committee, which does not include any non-independent directors of the Company.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers L.L.P., was $430,000 and $407,500 for the years ended December 31, 2012 and 2011, respectively, for the audit of the Company's annual financial statements included in the Company's Form 10K and review of financial statements included in the Company's Forms 10Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $25,000 and $12,500 for the years ended December 31, 2012 and 2011, respectively for Sarbanes-Oxley readiness procedures and the audit of certain subsidiaries.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., was $57,000 and $55,000 for the years December 31, 2012 and 2011, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, L.L.P. was $0 and $0 for the years ended December 31, 2012 and 2011, respectively.

Before the Company's independent registered public accounting firm, PricewaterhouseCoopers, L.L.P., is engaged by the Company or its subsidiaries to render audit services, the engagement is approved by the Audit Committee. All audit-related fees, tax fees and other fees are pre-approved by such Audit Committee and are subject to a fee cap, which cannot exceed 5% of the total amount of the Company's revenues.

The services described above in the captions "Audit-Related Fees," "Tax Fees" and "All Other Fees" were 100% approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    See "Index to Financial Statements and Financial Statement Schedule" on page 54 to this report.

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

10.3
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

10.8
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

10.10
Amended and Restated Voting Agreement among Krupp Government Income Trust, Krupp Government Income Trust II and Berkshire Income Realty, Inc. (Incorporated by reference to Exhibit No. 10.13 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

10.11
Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty- OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp Capital Associates, as Administrative Agent. (Incorporated by reference to Exhibit No. 10.29 to the Registrant's Quarterly report on Form 10-Q filed with the SEC on August 14, 2012).

10.12
Agreement of Limited Partnership of Berkshire Multifamily Value fund, L.P., dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.13
Subscription Agreement between Berkshire Multifamily Value Fund, L.P., and Berkshire Income realty, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.14
Letter agreement between Berkshire Multifamily Value Fund, L.P., and Berkshire Income Realty, Inc. dated August 12, 2005. (Incorporated by reference to Exhibit No. 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005).

10.15
Amendment to Revolving Credit Agreement dated as of June 30, 2005 among Berkshire Income Realty- OP, L.P., as the Borrower, Krupp Capital Associates, as the Lender, The Other Lenders Party Hereto and Krupp Capital Associates, as Administrative Agent. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current report on Form 8-K filed with the SEC on June 6, 2007).

10.16
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

10.17
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

10.18
Amended and Restated Limited Liability Company Agreement, dated as of March 2, 2011, is between MCRT/MA 104 NoMa LLC, a Delaware limited liability company, and BIR/BVF-II NoMa JV, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit No. 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 8, 2011).

10.19
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

10.20	Amendment No. 1 to Advisory Services Agreement, effective as of January 1, 2005, between the Registrant and Berkshire Real Estate Advisors, L.L.C.

10.21
Amendment No. 2 to Advisory Services Agreement, as amended by Amendment No. 1 to Advisory Services Agreement dated January 1, 2005, effective as of January 1, 2005, between the Registrant and Berkshire Real Estate Advisors, L.L.C.

10.22
Amendment No. 3 to Advisory Services Agreement, as amended by Amendment No. 1 to Advisory Services Agreement dated January 1, 2005 and Amendment No. 2 to Advisory Services Agreement dated January 1, 2005, effective as of January 1, 2009, between the Registrant and Berkshire Real Estate Advisors, L.L.C.

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

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. and subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 28, 2013

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
Multifamily apartment communities, net of accumulated depreciation of $235,825,752 and $227,600,092, respectively	$402,999,104	$422,662,237
Cash and cash equivalents	12,224,361	9,645,420
Cash restricted for tenant security deposits	1,332,178	1,455,751
Replacement reserve escrow	986,790	1,361,997
Prepaid expenses and other assets	9,545,966	11,786,836
Investments in unconsolidated multifamily entities	16,873,924	17,721,959
Acquired in-place leases and tenant relationships, net of accumulated amortization of $599,702 and $531,422, respectively	5,377	73,657
Deferred expenses, net of accumulated amortization of $3,096,284 and $2,840,437, respectively	3,210,510	4,041,785
Total assets	$447,178,210	$468,749,642

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$478,185,998	$484,748,358
Revolving credit facility - affiliate	—	8,349,422
Note payable - other	1,250,000	—
Due to affiliates, net	3,446,460	1,245,147
Due to affiliate, incentive advisory fees	6,634,261	3,904,280
Dividend and distributions payable	1,137,607	837,607
Accrued expenses and other liabilities	15,081,550	16,030,287
Tenant security deposits	1,475,298	1,651,665
Total liabilities	507,211,174	516,766,766

Commitments and contingencies (Note 10)	—	—

Deficit:
Noncontrolling interest in properties	1,527,431	346,524
Noncontrolling interest in Operating Partnership (Note 12)	(89,708,267)	(76,785,818)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2012 and 2011, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at December 31, 2012 and 2011, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Accumulated deficit	(42,077,020)	(41,802,722)
Total deficit	(60,032,964)	(48,017,124)

Total liabilities and deficit	$447,178,210	$468,749,642

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2012	2011	2010
Revenue:
Rental	$72,491,955	$68,980,213	$62,822,629
Utility reimbursement	3,254,552	2,974,858	2,370,379
Other	3,209,041	2,908,823	2,672,364
Total revenue	78,955,548	74,863,894	67,865,372
Expenses:
Operating	19,874,491	19,246,976	18,170,277
Maintenance	4,626,525	4,681,091	4,283,240
Real estate taxes	7,335,118	7,103,137	6,207,346
General and administrative	1,538,889	1,686,985	1,859,034
Management fees	4,818,924	4,563,121	4,330,774
Incentive advisory fees	3,113,100	1,696,485	2,207,795
Depreciation	25,642,064	27,694,551	27,321,332
Interest, inclusive of amortization of deferred financing fees	24,716,864	26,827,061	24,604,555
Amortization of acquired in-place leases and tenant relationships	68,280	531,422	44,550
Total expenses	91,734,255	94,030,829	89,028,903
Loss before equity in loss of unconsolidated multifamily entities	(12,778,707)	(19,166,935)	(21,163,531)
Equity in loss of unconsolidated multifamily entities	(268,921)	(3,430,015)	(4,080,225)
Loss from continuing operations	(13,047,628)	(22,596,950)	(25,243,756)
Discontinued operations:
Income (loss) from discontinued operations	(1,514,083)	602,302	(482,755)
Gain on disposition of real estate assets, net	43,582,865	23,916,947	—
Net income (loss) from discontinued operations	42,068,782	24,519,249	(482,755)
Net income (loss)	29,021,154	1,922,299	(25,726,511)
Net (income) loss attributable to noncontrolling interest in properties	(9,797,304)	(6,306,178)	18,981
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 12)	(12,223,771)	10,819,718	31,633,734
Net income attributable to the Company	7,000,079	6,435,839	5,926,204
Preferred dividend	(6,700,777)	(6,700,763)	(6,700,765)
Net income (loss) available to common shareholders	$299,302	$(264,924)	$(774,561)
Net loss from continuing operations attributable to the Company per common share, basic and diluted	$(29.71)	$(17.63)	$(0.21)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$29.92	$17.44	$(0.34)
Net income (loss) available to common shareholders per common share, basic and diluted	$0.21	$(0.19)	$(0.55)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests -Properties	Noncontrolling Interests - Operating Partnership	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2009	2,978,110	$70,210,830	1,406,196	$14,062	$(40,759,319)	416,382	(34,172,349)	$(4,290,394)
Net income (loss)	—	—	—	—	5,926,204	(18,981)	(31,633,734)	(25,726,511)
Distributions	—	—	—	—	—	(589,282)	—	(589,282)
Distributions to preferred shareholders	—	—	—	—	(6,700,765)	—	—	(6,700,765)
Balance at December 31, 2010	2,978,110	70,210,830	1,406,196	14,062	(41,533,880)	(191,881)	(65,806,083)	(37,306,952)
Net income (loss)	—	—	—	—	6,435,839	6,306,178	(10,819,718)	1,922,299
Contributions	—	—	—	—	—	1,099,437	—	1,099,437
Distributions	—	—	—	—	—	(6,851,145)	—	(6,851,145)
Syndication costs	—	—	—	—	(3,918)	(16,065)	(160,017)	(180,000)
Distributions to preferred shareholders	—	—	—	—	(6,700,763)	—	—	(6,700,763)
Balance at December 31, 2011	2,978,110	70,210,830	1,406,196	14,062	(41,802,722)	346,524	(76,785,818)	(48,017,124)
Net income (loss)	—	—	—	—	7,000,079	9,797,304	12,223,771	29,021,154
Contributions	—	—	—	—	—	400,065	—	400,065
Distributions	—	—	—	—	(573,600)	(9,016,462)	(25,146,220)	(34,736,282)
Distributions to preferred shareholders	—	—	—	—	(6,700,777)	—	—	(6,700,777)
Balance at December 31, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(42,077,020)	$1,527,431	$(89,708,267)	$(60,032,964)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$29,021,154	$1,922,299	$(25,726,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	586,792	632,866	579,859
Amortization of acquired in-place leases and tenant relationships	68,280	540,338	117,848
Amortization of fair value discount on mortgage debt	—	232,041	427,589
Depreciation	27,484,139	31,312,085	31,326,510
Loss on extinguishment of debt	83,235	363,412	—
Equity in loss of unconsolidated multifamily entities	268,921	3,430,015	4,080,225
Gain on real estate assets related to involuntary conversion	—	—	(255,072)
Gain on disposition of real estate assets	(43,582,865)	(23,916,947)	—
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(52,794)	(75,779)	254,448
Prepaid expenses and other assets	2,240,870	(334,331)	1,208,516
Due to/from affiliates	2,201,313	(575,680)	(328,801)
Due to affiliates, incentive advisory fees	2,729,981	1,696,485	2,207,795
Accrued expenses and other liabilities	(1,209,022)	919,857	60,924
Net cash provided by operating activities	19,840,004	16,146,661	13,953,330

Cash flows from investing activities:
Capital improvements	(39,954,975)	(18,000,511)	(9,048,464)
Acquisition of multifamily apartment communities	—	(54,487,297)	—
Proceeds from sale of multifamily apartment communities	75,376,290	32,629,649	—
Interest earned on replacement reserve deposits	(2,633)	(2,641)	(3,099)
Restricted cash	—	—	12,621,014
Deposits to replacement reserve escrow	(167,180)	(297,795)	(563,423)
Withdrawals from replacement reserve escrow	545,020	2,938,363	514,244
Distributions from investments in unconsolidated multifamily entities	1,400,150	—	—
Investments in unconsolidated multifamily entities	(821,036)	(15,104,116)	—
Net cash provided by (used in) investing activities	36,375,636	(52,324,348)	3,520,272

Cash flows from financing activities:
Borrowings from mortgage notes payable	28,621,545	73,192,682	17,013,537
Principal payments on mortgage notes payable	(5,270,328)	(4,400,459)	(15,884,875)
Prepayments of mortgage notes payable	(29,022,538)	(30,009,982)	—
Borrowings from revolving credit facility - affiliate	1,691,000	34,028,500	—
Principal payments on revolving credit facility - affiliate	(10,040,422)	(25,679,078)	(15,720,000)
Borrowings from note payable - other	1,250,000	—	—
Deferred financing costs	(128,962)	(1,569,750)	(655,169)
Syndication costs	—	(180,000)	—
Contributions from noncontrolling interest holders in properties	400,065	1,099,437	—
Distributions to noncontrolling interest holders in properties	(8,716,462)	(6,851,145)	(589,282)
Distributions to noncontrolling interest partners in Operating Partnership	(25,146,220)	—	—
Distributions to common shareholders	(573,600)	—	—
Distributions to preferred shareholders	(6,700,777)	(6,700,763)	(6,700,765)
Net cash (used in) provided by financing activities	(53,636,699)	32,929,442	(22,536,554)

Net increase (decrease) in cash and cash equivalents	2,578,941	(3,248,245)	(5,062,952)
Cash and cash equivalents at beginning of period	9,645,420	12,893,665	17,956,617
Cash and cash equivalents at end of period	$12,224,361	$9,645,420	$12,893,665
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011	2010

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$25,060,420	$28,129,703	$26,431,870
Capitalization of interest	2,654,194	1,066,074	—

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	4,265,639	4,005,354	55,119
Dividends declared and payable to preferred shareholders	837,607	837,607	837,607
Tax distribution payable	300,000	—	—
Mortgage debt (assigned)/assumed	—	(35,290,000)	—
Write-off of fully amortized acquired in-place leases and tenant relationships	—	1,235,033	—
Write-off of real estate assets - involuntary conversion	—	—	119,165
Insurance proceeds receivable - involuntary conversion	—	—	430,756

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$—	$(51,801,690)	$—
Acquired in-place leases	—	(605,080)	—
Replacement reserve escrow	—	(9,000)	—
Prepaid expenses and other assets	—	(2,193,901)	—
Liabilities acquired:
Accrued expenses	—	67,859	—
Tenant security deposit liability	—	54,515	—
Mortgage assumed	—	—	—
Net cash used for acquisition of multifamily apartment communities	$—	$(54,487,297)	$—

Sale of real estate:
Gross selling price	$76,625,000	$68,500,000	$—
Assignment of mortgage notes payable	—	(35,290,000)	—
Cost of sale	(1,248,710)	(580,351)	—
Cash flows from sale of real estate assets	$75,376,290	$32,629,649	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The Company's consolidated financial statements include the accounts of the Company, its subsidiary, the Operating Partnership, as well as the various subsidiaries of the Operating Partnership. The Company owns preferred and general partner interests in the Operating Partnership. The remaining common limited partnership interests in the Operating Partnership, owned by KRF Company, L.L.C. ("KRF Company") and affiliates, are reflected as "Noncontrolling interest in Operating Partnership" in the financial statements of the Company.

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2012 is presented below:

Description	Location	Year Acquired	Total # of Units (Unaudited)	Ownership Interest

Berkshires of Columbia	Columbia, Maryland	1983	316	91.38%
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%
Walden Pond (3)	Houston, Texas	1983	416	100.00%
Gables of Texas (3)	Houston, Texas	2003	140	100.00%
Laurel Woods	Austin, Texas	2004	150	100.00%
Bear Creek	Dallas, Texas	2004	152	100.00%
Bridgewater	Hampton, Virginia	2004	216	100.00%
Reserves at Arboretum	Newport News, Virginia	2009	143	100.00%
Country Place I	Burtonsville, Maryland	2004	192	58.00%
Country Place II	Burtonsville, Maryland	2004	120	58.00%
Yorktowne	Millersville, Maryland	2004	216	100.00%
Berkshires on Brompton	Houston, Texas	2005	362	100.00%
Lakeridge	Hampton, Virginia	2005	282	100.00%
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%
Briarwood Village	Houston, Texas	2006	342	100.00%
Chisholm Place	Dallas, Texas	2006	142	100.00%
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%
Berkshires at Town Center	Towson, Maryland	2007	199	100.00%
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%
Executive House	Philadelphia, Pennsylvania	2008	302	100.00%
Estancia Townhomes	Dallas, Texas	2011	207	100.00%
2020 Lawrence (1)	Denver, Colorado	2011	231	91.08%
Walnut Creek (2)	Walnut Creek, California	2011	N/A	98.00%
Total			6,055

All of the properties in the above table are encumbered by mortgages as of December 31, 2012 with the exception of the Walnut Creek property.

(1)
2020 Lawrence received a temporary certificate of occupancy from the City of Denver on December 12, 2012 and permission to occupy 7 of the 11 completed floors (99 units) from U.S. Department of Housing and Urban Development ("HUD") on December 24, 2012. Permission

to occupy the remaining floors (132 units) was received on January 18, 2013. As of December 31, 2012, twenty of the 99 units were occupied.

(2)	Property was under development as of December 31, 2012.

(3)	Walden Pond and Gables of Texas are operated as one property.

Discussion of dispositions for the years ended December 31, 2012, 2011 and 2010

On December 22, 2011, the Company, through the joint venture, BIR Holland JV, LLC ("JV BIR/Holland"), of its subsidiary, BIR Glo, L.L.C. with Holland Glo, LLC, closed on the sale of Glo to an unaffiliated buyer for $68,500,000. The outstanding bonds were assumed by the buyer. The Company's share of the proceeds from the transaction were used to reduce the outstanding balance of the revolving credit facility.

On March 23, 2012, the Operating Partnership completed the sale of Riverbirch, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of the property was $14,200,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The proceeds were used to reduce the outstanding balance of the revolving credit facility and other general uses.

On November 5, 2012, the Company completed the sale of Silver Hill and Arboretum, both located in Newport News, Virginia, to an unaffiliated buyer. The combined sale price was $25,425,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement.

On November 30, 2012, the Company completed the sale of Arrowhead and Moorings, both located in Chicago, Illinois, to an unaffiliated buyer. The combined total sale price was $37,000,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement.

There were no dispositions during the year ended December 31, 2010.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of combination and consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities which it controls including those entities subject to Accounting Standards Codification ("ASC") 810-10. Variable interest entities ("VIEs") are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with ASC 810-10, the Company consolidates VIEs for which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. The Company reconsiders this assessment only if the entity's governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity's equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

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

The Company also evaluates its ownership interests in entities not deemed to be VIEs, including partnerships and limited liability companies, to determine if its economic interests result in the Company controlling the entity as promulgated in ASC 810-20, as amended by Accounting Standards Update ("ASU") No. 2009-17.

Real estate

Real estate assets are recorded at depreciated cost. The cost of acquisition (exclusive of transaction costs), development and rehabilitation and improvement of properties are capitalized. Interest costs are capitalized based on qualifying assets and liabilities on development projects until construction is substantially complete.  There was $1,833,158, $481,958 and $0 of interest capitalized in 2012, 2011 and 2010, respectively.  Recurring capital improvements typically include appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

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

Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. We use judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, cost capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development property is considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization stops on each phase when it is considered substantially complete and ready for use and costs continue to be capitalized only on those phases under construction.

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

The value of in-place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases and amortized over a period of 12 months and the tenant relationships are based on the straight line method of amortization over a 24-month period.

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

Pursuant to ASC 360-10, management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. The Company did not recognize an impairment loss in 2012 or 2011 and no such losses have been recognized to date.

Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated joint venture is other than temporary. The Company did not recognize an other-than-temporary impairment charge in 2012 or 2011.

Cash and cash equivalents

The Company participates in centralized cash management whereby cash receipts are deposited in specific property operating accounts and are then transferred to the Company's central operating account. Bills are paid from a central disbursement account maintained by an affiliate of the Company, which is reimbursed from the Company's central operating account. In management's opinion, the cash and cash equivalents presented in the consolidated financial statements are available and required for normal operations.

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

Indebtness

Mortgage notes payable and note payable - other consist of property level mortgage indebtedness collaterized by respective multifamily apartment communities. Revolving credit facility to an affiliate consists of indebtedness related to the Company's revolving credit facility. The Company states its mortgage notes payable, note payable - other and revolving credit facility to an affiliate at the outstanding principal balance, exclusive of transaction costs such as prepayment penalties, except in the case of assumed debt where the mortgage is recorded at fair value.

Noncontrolling interest in properties

Unaffiliated third parties have ownership interests in five, seven and six of the Company's multifamily apartment communities at December 31, 2012, 2011 and 2010, respectively. Such interests are accounted for as "Noncontrolling interest in properties" in the accompanying financial statements. Allocations of earnings and distributions are made to the Company and noncontrolling holders based upon their respective share allocations.

Noncontrolling interest in Operating Partnership

In accordance with ASC 974-810, KRF Company and affiliates' common limited partnership interest in the Operating Partnership is being reflected as "Noncontrolling interest in Operating Partnership" in the financial statements of the Company.

The net equity to the common and general partner interests in the Operating Partnership is less than zero after an allocation to the Company and affiliates' preferred interest in the Operating Partnership. Further, KRF Company and affiliates have no obligation to fund such deficit. Accordingly, for financial reporting purposes prior to January 1, 2009, KRF Company and affiliates' noncontrolling interest in the Operating Partnership had been reflected as zero with common stockholders' equity being reduced for the deficit amount. As of January 1, 2009, in accordance with ASC 810-10, KRF Company and affiliates' noncontrolling interest in the Operating Partnership have been reduced for their share of the current year deficit and are reflected as negative amounts on the balance sheet.

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

Debt extinguishment costs

In accordance with ASC 470-50, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to ASC 225-20. Accordingly, costs associated with the early extinguishment of debt for discontinued operations are included in "Income (loss) from discontinued operations" in the Statements of Operations for the years ended December 31, 2012, 2011 and 2010. Costs associated with the early extinguishment of debt for continuing operations are included in "Interest, inclusive of amortization of deferred financing fees".

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

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2012, 2011 and 2010, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $101,913,025 and $78,105,708 as of December 31, 2012 and 2011, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

The Company monitors the impact of ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with ASC 740-10. As of December 31, 2012 and 2011, the Company has determined it does not have a liability related to a tax position taken or expected to be taken in a tax return and therefore has not recorded any adjustments to its financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable.   As of December 31, 2012, the Company is subject to examination for the tax years 2009, 2010, 2011 and 2012 by the major tax jurisdictions under the statute of limitations (with limited exceptions).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board ("FASB") issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between accounting principles generally accepted in the United States of America ("GAAP") and International Financial Reporting Standards ("IFRS"), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company's operating results, financial position, or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both ASU 2011-05 and ASU 2011-12 became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 and ASU 2011-12 did not have any effect on the Company's operating results, financial position, or disclosures.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2012, 2011 and 2010, comprehensive income (loss) equaled net income (loss). Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

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

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company's multifamily apartment communities:

	December 31, 2012	December 31, 2011
Land	$63,749,991	$68,745,583
Buildings, improvement and personal property	575,074,865	581,516,746
Multifamily apartment communities	638,824,856	650,262,329
Accumulated depreciation	(235,825,752)	(227,600,092)
Multifamily apartment communities, net	$402,999,104	$422,662,237

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values. The value of in-place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases and amortized over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment at December 31, 2012 or 2011.

Refer to Note 1 - Organization and Basis of Presentation for discussion of dispositions for the years ended December 31, 2012, 2011 and 2010.

The operating results of discontinued operations for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	2012	2011	2010

Revenue:
Rental	$7,176,259	$12,634,868	$12,412,250
Utility reimbursement	343,367	431,263	371,276
Other	470,495	1,063,315	1,033,992
Total revenue	7,990,121	14,129,446	13,817,518

Expenses:
Operating	2,427,647	4,090,614	4,290,264
Maintenance	607,418	961,948	856,684
Real estate taxes	670,245	1,363,867	1,665,826
General and administrative	40,696	83,709	65,224
Management fees	304,734	487,657	472,811
Depreciation	1,842,075	3,617,534	4,005,178
Interest, inclusive of deferred financing fees and prepayment penalties	3,528,154	2,549,487	2,870,988
Loss on extinguishment of debt	83,235	363,412	—
Amortization of acquired in-place leases and tenant relationships	—	8,916	73,298
Total expenses	9,504,204	13,527,144	14,300,273

Income (loss) from discontinued operations	$(1,514,083)	$602,302	$(482,755)

4.    INVESTMENTS IN UNCONSOLIDATED MULTIFAMILY ENTITIES

Investment in Unconsolidated Limited Partnership

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

In accordance with ASC 810-10 issued by the FASB as amended by ASU No. 2009-17 related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a VIE and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company's qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of BVF that most significantly impact BVF's economic performance. Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

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

As of December 31, 2012, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7%.

During the year ended December 31, 2012, the Company received distributions of $1,400,150, or approximately 6%, of its committed capital.

The summarized statement of assets, liabilities and partners' capital of BVF is as follows:

	December 31, 2012	December 31, 2011

ASSETS
Multifamily apartment communities, net	$807,747,897	$951,400,492
Cash and cash equivalents	16,851,009	10,904,452
Other assets	16,927,659	21,751,914
Total assets	$841,526,565	$984,056,858

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$800,968,937	$890,099,238
Revolving credit facility	16,300,000	39,000,000
Other liabilities	22,050,147	26,872,432
Noncontrolling interest	(9,478,084)	(2,313,162)
Partners’ capital	11,685,565	30,398,350
Total liabilities and partners’ capital	$841,526,565	$984,056,858

Company’s share of partners’ capital	$818,078	$2,128,113
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$1,422,473	$2,732,508

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At December 31, 2012 and December 31, 2011, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of December 31, 2012 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of December 31, 2012 and 2011, respectively.

The summarized statements of operations of BVF for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010

Revenue	$133,860,364	$142,470,274	$144,259,830
Expenses (1)	(179,003,696)	(211,049,488)	(229,114,505)
Gain on property sales and extinguishment of debt (2)	41,920,335	14,242,762	7,105,709
Net loss	(3,222,997)	(54,336,452)	(77,748,966)
Noncontrolling interest	4,510,212	6,979,361	19,466,226
Net income (loss) attributable to investment	$1,287,215	$(47,357,091)	$(58,282,740)

Equity in income (loss) in unconsolidated limited partnership (1)(2)	$90,115	$(3,315,350)	$(4,080,225)

(1)
BVF recorded an impairment charge on their real estate in accordance with ASC 360-10 in the amount of $16,813,090 during the year ended December 31, 2010, which is included in Expenses on the summarized statement of operations of BVF. During the year ended December 31, 2010, the Company identified that the real estate impairment charge recorded at BVF related to prior periods and should have been reflected in previously reported consolidated financial statements of the Company. The Company has concluded that the impact of this error to the prior periods and to the year ended December 31, 2010 is not material to the Company's consolidated financial statements and has recorded the additional equity in loss expense in the year ended December 31, 2010. Had this error been recorded in the proper periods, the impact on the adjustment on 2010 would have been a decrease in equity in loss of unconsolidated multifamily entities and net loss of approximately $590,000.

During the year ended December 31, 2011, BVF recorded an impairment charge on its real estate in accordance with ASC 360-10 in the amount of $11,629,342, which is included in Expenses on the summarized statement of operations of BVF.  The Company’s share was approximately $407,000 and is reflected in the equity in loss of unconsolidated multifamily entities recognized for the year ended December 31, 2011.

There were no impairment indicators and impairment writeoffs in the year ended December 31, 2012.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the year ended December 31, 2011, BVF recorded a net gain on the disposition of a long lived asset, pursuant to a short sale on behalf of the lender, that previously experienced an impairment charge. In accordance with ACS 360-10, BVF adjusted the cost basis of the asset to the carrying value at the time of the impairment charge and computed the resulting gain on the new cost basis. The loss on the sale was $428,614, of which the Company's share was approximately $15,000 and is reflected in the equity in loss of unconsolidated multifamily entities recognized for the year ended December 31, 2011. Additionally, concurrent with the short sale, the Company also recognized a gain from forgiveness of debt related to the extinguishment of the mortgage by the lender on the disposed real estate. The gain on the forgiveness of debt was $12,991,979 of which the Company's share was approximately $455,000 and is also reflected in the equity in loss of unconsolidated multifamily entities recognized for the year ended December 31, 2011.

During the year ended December 31, 2011, BVF prepaid a mortgage note which was recorded at fair value at acquisition in accordance with ASC 805-10, and recorded a gain of $1,679,397 as a result. The Company’s share of the gain was approximately $118,000 and is reflected in the equity in loss of unconsolidated multifamily entities recognized for the year ended December 31, 2011.

During the year ended December 31, 2012, BVF recorded a net gain on the disposition of eight properties. The gain on the sale was $41,920,335, of which the Company's share was approximately $2,934,000 and is reflected in the equity in loss of unconsolidated multifamily entities recognized for the year ended December 31, 2012.

Investment in Unconsolidated Limited Liability Company

On March 2, 2011, the Operating Partnership executed an agreement with Berkshire Multifamily Value Fund II, LP ("BVF II"), an affiliated entity, to create a joint venture, BIR/BVF-II NoMa JV, L.L.C. ("NoMa JV"), to participate in and take an ownership position in a real estate development project. BVF II is the managing member of NoMa JV and has a percentage ownership interest of approximately 67% while the Operating Partnership has a percentage ownership interest of approximately 33%.

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. ("NOMA Residential").  NOMA Residential will develop and subsequently operate a 603-unit multifamily apartment community in Washington, D.C. (the "NoMa Project"). The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the "NoMa Developer").  The governing agreements for NOMA Residential give the NoMa Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the NoMa Developer, limits the authority of the NoMa Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles.

In accordance with ASC 810-10, as amended by ASU No. 2009-17, related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in NoMa JV to determine whether it would qualify as a VIE and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company's qualitative assessment to determine whether its investment is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity's economic performance.  Under the terms of the limited partnership agreement of NoMa JV, the managing member has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of NoMa JV.

After making the determination that its investment in NoMa JV was a VIE, the Company performed an assessment of which partner would be considered the primary beneficiary of NoMa JV and would be required to consolidate the VIE's balance sheet and results of operations. This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of NoMa JV, and (2) had the obligation to absorb losses or the right to receive benefits of NoMa JV that could potentially be significant to the VIE based upon the terms of the partnership and management agreements of NoMa JV.  Because the managing member owns two-thirds of the entity and all profits and losses are split pro-rata in accordance with capital accounts, the Company has determined that the managing member has the obligation to absorb the losses or the right to receive benefits of the VIE while retaining the power to make significant decisions for NoMa JV.  Based upon this understanding, the Company concluded that the managing member should consolidate NoMa JV and as such, the Company accounts for its investment in NoMa JV as an equity investment in an unconsolidated joint venture.

As of December 31, 2012, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,405,152 of capitalized interest on the investment. The Company's maximum exposure to loss in NoMa JV is its committed capital amount of $14,520,000, which has been fully funded.

The summarized statement of assets, liabilities and partners’ capital of NoMa JV is as follows:

	December 31, 2012	December 31, 2011
ASSETS
Multifamily apartment communities, net	$114,349,590	$62,699,213
Cash and cash equivalents	565,453	577,190
Other assets	738,983	1,215,989
Total assets	$115,654,026	$64,492,392

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage notes payable	$63,413,844	$11,973,905
Other liabilities	5,419,184	4,500,703
Noncontrolling interest	4,682,100	4,801,778
Members’ capital	42,138,898	43,216,006
Total liabilities and members’ capital	$115,654,026	$64,492,392

Company’s share of members’ capital	$14,046,299	$14,405,335
Basis differential (1)	1,405,152	584,116
Carrying value of the Company’s investment in unconsolidated limited liability company (2)	$15,451,451	$14,989,451

(1)
This amount represents capitalized interest, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

(2)
Per the limited partnership agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited partnership agreement as of December 31, 2012 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of December 31, 2012 and 2011, respectively.

The summarized statements of operations of NoMa JV for the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the years ended December 31,
	2012	2011	2010

Revenue	$91,033	$—	$—
Expenses	(1,287,819)	(382,216)	—
Net loss	(1,196,786)	(382,216)	—
Noncontrolling interest	119,678	38,222	—
Net loss attributable to investment	$(1,077,108)	$(343,994)	$—

Equity in loss of unconsolidated limited liability company	$(359,036)	$(114,665)	$—

5.	MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2012 and 2011:

Collateralized Property		Original Principal Balance	Principal December 31, 2012	Annual Interest Rate at December 31, 2012 (1)	Final Maturity Date	Monthly Payment	Principal December 31, 2011

Berkshires of Columbia		$26,600,000	$23,947,436	4.86%	2013	$140,527	$24,399,036
Berkshires of Columbia (2nd note)		4,563,000	4,133,035	6.12%	2013	27,711	4,200,375
Berkshires of Columbia (3rd note)		5,181,000	4,950,417	6.37%	2014	32,306	5,010,393
Seasons of Laurel		99,200,000	99,200,000	6.10%	2021	521,076	99,200,000
Laurel Woods		4,100,000	3,779,771	5.17%	2015	22,438	3,848,379
Laurel Woods (2nd note)		1,900,000	1,831,007	7.14%	2015	12,820	1,851,130
Bear Creek		3,825,000	3,749,028	5.83%	2016	22,516	3,795,505
Walden Pond		12,675,000	10,588,183	4.86%	2013	66,962	10,839,684
Gables of Texas		5,325,000	4,448,289	4.86%	2013	28,132	4,553,950
Bridgewater		14,212,500	12,878,110	5.11%	2013	77,254	13,128,993
Reserves at Arboretum		12,950,000	12,661,729	6.20%	2015	79,315	12,823,011
Country Place I & II		15,520,000	14,037,125	5.01%	2015	83,410	14,315,313
Country Place I & II (2nd note)		9,676,278	8,942,697	6.43%	2015	60,965	9,084,594
Yorktowne		16,125,000	14,661,448	5.13%	2015	87,848	14,942,930
Yorktowne (2nd note)		7,050,000	6,537,135	6.12%	2015	42,814	6,640,631
Brompton		18,600,000	18,563,736	5.71%	2014	108,072	18,600,000
Lakeridge		13,130,000	12,047,494	5.07%	2014	71,047	12,272,728
Lakeridge (2nd note)		12,520,000	11,489,637	5.08%	2014	67,824	11,704,062
Savannah at Citrus Park		16,428,100	15,921,808	5.00%	2045	78,257	16,114,155
Briarwood		13,200,000	12,904,504	6.43%	2018	82,826	13,049,626
Chisholm		6,953,000	6,853,211	6.25%	2016	42,811	6,923,321
Standard at Lenox		35,000,000	34,553,897	5.80%	2016	205,364	35,000,000
Berkshires at Town Center		20,000,000	19,865,277	5.77%	2017	116,969	20,000,000
Sunfield Lakes		19,440,000	19,388,268	6.29%	2017	120,265	19,440,000
Executive House		27,000,000	25,655,735	5.52%	2016	153,557	26,047,891
Executive House (2nd note)		3,617,790	3,564,032	4.24%	2016	17,776	3,617,790
Estancia		29,004,000	28,340,552	5.15%	2021	158,369	28,745,522
2020 Lawrence	(2)	42,692,437	42,692,437	5.00%	2053	177,885	14,070,892
Silver Hill		—	—	—	—	—	3,178,640
Arboretum		—	—	—	—	—	5,435,296
Arrowhead		—	—	—	—	—	5,081,537
Arrowhead (2nd note)		—	—	—	—	—	2,918,049
Moorings		—	—	—	—	—	5,325,930
Moorings (2nd note)		—	—	—	—	—	3,067,693
Riverbirch		—	—	—	—	—	5,521,302
		$496,488,105	$478,185,998				$484,748,358

(1)	All interest rates are fixed as of December 31, 2012.

(2)	December 31, 2012 balance represents amounts drawn on construction loan as of December 31, 2012.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities. All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2012 and 2011. Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2012.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2012 are as follows:

2013	$60,520,888
2014	50,322,100
2015	63,145,320
2016	72,987,162
2017	39,773,990
Thereafter	191,436,538
$478,185,998

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement and is based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance).  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values. In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model. Debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $543,557,000 and $528,295,000 at December 31, 2012 and 2011, respectively.

On December 22, 2011, the Company, through JV BIR/Holland, closed on the sale of Glo to an unaffiliated party for $68,500,000. The outstanding bonds were assumed by the buyer. The Company recognized $23,916,947 in gain on the sale, which included $4,637,097 of loss related to the write-off of the fair value adjustment as a result of buyer's assumption of the mortgage note.

6.	REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The credit facility was amended on May 31, 2007 to add additional terms to the credit facility ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The credit facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter's, and fees based on borrowings under the credit facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the credit facility were agreed upon through negotiations and were approved by the Audit Committee. Subsequent to its exercise of extension rights, the Company on May 31, 2007 executed Amendment No.1 that provides for an extension of the maturity date by replacing the current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the agreement and render all outstanding amounts due and payable. Amendment No. 1 also added a clean-up requirement to the agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The clean-up requirement for the current 365-day period was satisfied on November 20, 2012.

On February 17, 2011, the Company executed Amendment No. 2 which provides for a temporary modification of certain provisions of the credit facility during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the facility were modified and included: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to Amendment No. 2 reverted back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

On May 24, 2011, the Company executed Amendment No. 3 which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

On July 31, 2012, the provisions of the Amendment Period, as described above, expired as the Company did not exercise the extension provision to the Amendment Period of the revolving credit facility, as provided for in Amendment No. 2. As a result, the specific provisions, which had been modified pursuant to Amendment No. 2, reverted back to the original provisions of the revolving credit facility agreement prior to the Amendment Period.

During the years ended December 31, 2012, 2011 and 2010, the Company borrowed $1,691,000, $34,028,500 and $0 under the revolving credit facility, respectively, and repaid advances of $10,040,422, $25,679,078 and $15,720,000, respectively, during the same periods. The Company incurred interest of $160,778, $1,532,426 and $321,212 related to the facility during the years ended December 31, 2012, 2011 and 2010, respectively, of which $160,778, $764,286 and $0 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $0, $140,285 and $0, respectively, during the years ended December 31, 2012, 2011 and 2010. There were $0 and $8,349,422 borrowings outstanding as of December 31, 2012 and 2011, respectively.

The Company determines the fair value of the revolving credit facility in accordance with authoritative guidance related to fair value measurement. The Company has determined that as a result of the 60-day termination notice provision of the revolving credit facility that requires payment of all outstanding balances upon notification by the lender (other observable inputs or level 3 inputs, as defined by the authoritative guidance), that the fair value of the revolving credit facility approximates the outstanding principal balance of the revolving credit facility at December 31, 2012 and December 31, 2011.

7.	NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") formed with the Operating Partnership's subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020") and JB 2020, LLC, entered into a financing agreement with the State of Colorado (the "Colorado Energy Loan"), through the Colorado Energy Office, for $1,250,000 to be used for inclusion of energy efficient components in the construction of JV 2020 Lawrence's multifamily apartment building ("2020 Lawrence Project"). The Colorado Energy Loan has a term of 10 years and an interest rate of 5% per annum and a maturity date of June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of December 31, 2012, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Combined aggregate principal maturities of note payable - other at December 31, 2012 are as follows:

2013	$—
2014	—
2015	18,545
2016	38,493
2017	40,442
Thereafter	1,152,520
$1,250,000

Based on the fair value analysis using the same method as described in Note 5 - Mortgage Notes Payable, the Company has determined that the fair value of the note payable - other approximates $1,357,000 and $0 at December 31, 2012 and 2011, respectively.

8.	DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the years ended December 31, 2012 and 2011, the Company's aggregate dividends totaled $6,700,777 and $6,700,763, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2012 and 2011, respectively.

For the year ended December 31, 2011, the Company did not declare a distribution to its common shareholders.

On November 6, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $15,000,000 from the proceeds of the sale of Silver Hill and Arboretum to common general partner and noncontrolling interest partners in Operating Partnership, which was paid on November 7, 2012. On the same day, in respect of the special distribution to the common general partner, the Board declared a common dividend of $0.254943 per share on the Company's Class B common stock. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

On December 19, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $9,000,000 from the proceeds of the sale of Arrowhead and Moorings to common general partner and noncontrolling interest partners in Operating Partnership, which was paid on the same day. Also on December 19, 2012, the Board declared a common dividend of $0.152966 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

During the year ended December 31, 2012, the Company made tax payments of $419,820 on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, in addition to $1,300,000 of tax distributions to the noncontrolling interest partners in Operating Partnership related to the sale of Glo. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

There was no dividend payable outstanding at December 31, 2012 or December 31, 2011. The Company's policy is to provide for common distributions is based on available cash and Board approval.

Holders of the Company's stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital.

The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and $0.407909 of distribution per Class B common share, which is not publicly traded, during the year ended December 31, 2012. Pursuant to Internal Revenue Code Section 857 (b)(3)(C), for the years ended December 31, 2012, 2011 and 2010, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend 2012	% 2012	Dividend 2011	% 2011	Dividend 2010	% 2010
Preferred Stock:
Taxable ordinary dividend paid per share	$—	—%	$—	—%	2.17	96.3%
Taxable capital gain dividend paid per share	2.25	100.0%	2.25	100.0%	—	—%
Non-taxable distributions paid per share	—	—%	—	—%	0.08	3.7%
Total	$2.25	100.0%	$2.25	100.0%	$2.25	100.0%

Common Stock:
Taxable ordinary dividend paid per share	$—	—%	$—	—%	$—	—%
Taxable capital gain dividend paid per share	0.407909	100.0%	—	—%	—	—%
Non-taxable distributions paid per share	—	—%	—	—%	—	—%
Total	$0.407909	100.0%	$—	—%	$—	—%

Refer to Note 2 - Significant Accounting Policies for additional information regarding the tax status of the Company.

9.	EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the year ended December 31, 2012, 2011 and 2010 follows:

		Years Ended December 31,
		2012	2011	2010
Net loss from continuing operations		$(13,047,628)	$(22,596,950)	$(25,243,756)
Add:	Net loss attributable to noncontrolling interest in properties	—	—	18,981
	Net loss attributable to noncontrolling interest in Operating Partnership	—	10,819,718	31,633,734
Less:	Preferred dividends	(6,700,777)	(6,700,763)	(6,700,765)
	Net income attributable to noncontrolling interest in properties	(9,797,304)	(6,306,178)	—
	Net income attributable to noncontrolling interest in Operating Partnership	(12,223,771)	—	—
Loss from continuing operations attributable to the Company		$(41,769,480)	$(24,784,173)	$(291,806)

Net income (loss) from discontinued operations attributable to the Company		$42,068,782	$24,519,249	$(482,755)

Net income (loss) available to common shareholders		$299,302	$(264,924)	$(774,561)

Net loss from continuing operations attributable to the Company per common share, basic and diluted		$(29.71)	$(17.63)	$(0.21)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted		$29.92	$17.44	$(0.34)
Net income (loss) available to common shareholders per common share, basic and diluted		$0.21	$(0.19)	$(0.55)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196

For the years ended December 31, 2012, 2011 and 2010, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

On November 12, 2009, the Audit Committee and the Board approved an amendment to the Advisory Services Agreement (the "Advisory Services Amendment") with Berkshire Advisor which included a variable incentive fee component to the existing asset management fees paid to Berkshire Advisor. The Advisory Services Amendment, which was effective as of January 1, 2010, provides for the incentive advisory fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 ("Base Value") and requires the Company to accrue incentive advisory fees payable to Berkshire Advisor up to 12% of the increase in value of the Company above the established Base Value. Refer to Note 13 - Related Party Transactions on page 79 for further discussion.

The Company has made commitments to three joint venture multifamily development projects as of December 31, 2012 and December 31, 2011. The 2020 Lawrence Project is to construct a 231-unit (unaudited) mid-rise multifamily apartment building in Denver, Colorado. The Company has a 91.08% interest in the joint venture and has made a commitment to invest $8.0 million to the 2020 Lawrence Project. As of December 31, 2012, the Company has made capital contributions totaling approximately $7.1 million. The Company consolidates its investment in the 2020 Lawrence Project.

The NoMa Project is to construct a 603-unit (unaudited) mid-rise multifamily apartment building in Washington, D.C. The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million to the project. As of December 31, 2012, the Company has invested 100% of its total committed capital amount. The Company accounts for its investment in the NoMa Project as an equity method investment.

The Walnut Creek Project is to construct a 154-unit (unaudited) apartment building in Walnut Creek, California. The Company will own a 98% interest in the project once fully committed and its commitment to the joint venture is approximately $16.9 million. As of December 31, 2012, the Company has made capital contributions totaling approximately $716,000. The Company consolidates its investment in the Walnut Creek Project.

Business Risks and Uncertainties

Though the United States economy continues to be challenged by the high unemployment rate, slow but reasonably steady growth is still seen in many parts of the economy. The multifamily sector continues to exhibit strong fundamentals and improved performance on a national basis, evidenced by improved occupancy levels and increases in effective rents. These improvements are due, in large part, to favorable supply and demand dynamics, as construction of new apartment units and single family homes has decreased significantly, home ownership has declined, and the home buying market has weakened due to stricter mortgage qualification standards and declining home values.

Credit worthy borrowers in the multifamily sector continue to be able to access capital through Fannie Mae and Freddie Mac and other sources, at historically low interest rates. Though there is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity. In many cases, the current economic climate has delayed many potential residents from entering the rental market as many have chosen to remain at home or to share rental units instead of renting their own space. This trend may be creating a backlog of potential residents who will enter the market as the economy begins to rebound and unemployment rates begin to trend back to historical norms. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio through the remainder of this economic downturn and is prepared to take advantage of opportunities that present themselves during such times.

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

We do not use derivatives for trading or speculative purposes. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from these hedges. We have utilized interest rate caps to add stability to interest expense, to manage our exposure to interest rate movements and as required by our lenders when entering into variable interest mortgage debt. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an upfront premium.

During the year ended December 31, 2009, we acquired an interest rate cap through our investment in JV BIR/Holland. The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt. The interest rate cap was assumed by the buyer of the Glo property on December 22, 2011.

The Company did not own any derivative instruments as of December 31, 2012 and 2011.

12.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net income (loss) attributable to noncontrolling interest in Operating Partnership for the years ended December 31, 2012, 2011 and 2010:

	For the years ended December 31,
	2012	2011	2010
Net income (loss)	$29,021,154	$1,922,299	$(25,726,511)
Adjust: Noncontrolling common interest in properties	(9,797,304)	(6,306,178)	18,981
Income (loss) before noncontrolling interest in Operating Partnership	19,223,850	(4,383,879)	(25,707,530)
Preferred dividend	(6,700,777)	(6,700,763)	(6,700,765)
Income (loss) available to common equity	12,523,073	(11,084,642)	(32,408,295)
Noncontrolling interest in Operating Partnership	97.61%	97.61%	97.61%
Net income (loss) attributable to noncontrolling interest in Operating Partnership	$12,223,771	$(10,819,718)	$(31,633,734)

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the years ended December 31,
	2012	2011
Balance at beginning of period	$(76,785,818)	$(65,806,083)
Net income (loss) attributable to noncontrolling interest in Operating Partnership	12,223,771	(10,819,718)
Distributions to noncontrolling interest partners in Operating Partnership	(25,146,220)	—
Syndication costs allocated to noncontrolling interest in Operating Partnership	—	(160,017)
Balance at end of period	$(89,708,267)	$(76,785,818)

As of December 31, 2012 and 2011, noncontrolling interest in Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

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

On November 12, 2009, the Audit Committee and the Board approved the Advisory Services Amendment with Berkshire Advisor which included a variable incentive fee component to the existing asset management fees paid to Berkshire Advisor. The Advisory Services Amendment, which was effective January 1, 2010, provides for the incentive advisory fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the Base Value. The Company is required to accrue incentive advisory fees payable to Berkshire Advisor up to 12% of the increase in fair value of the Company above the established Base Value. The Company has recorded $3,113,100, $1,696,485 and $2,207,795 of incentive advisory fees during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, the accrued liability of $6,634,261 and $3,904,280, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets. Payments from the plan will approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid. The Company made $383,119, $0 and $0 of incentive advisory fee payments during the year ended December 31, 2012, 2011 and 2010, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. The Company paid a fee on the acquisitions of Estancia Townhomes in 2011. Pursuant to the Company's adoption of ASC 805-10 as of January 1, 2009, the acquisition fee was charged to operating expenses for the years ended December 31, 2011.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred acquisition fees on the following acquisitions:

	Acquisition Fees
Acquisition	2012	2011	2010

Estancia Townhomes	$—	$420,000	$—
	$—	$420,000	$—

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $194,737, $288,859 and $253,845 in construction management fees for the year ended December 31, 2012, 2011 and 2010, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services. During the years ended December 31, 2012, 2011 and 2010, the Company has incurred fees totaling $278,820, $209,115 and $0, respectively on the 2020 Lawrence Project. As of December 31, 2012, $487,935 has been paid to BRD and construction is ongoing. The Company did not incur any development fees on the Walnut Creek Project and NoMa Project to BRD.

Amounts accrued or paid to the Company's affiliates for the year ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Property management fees	$3,448,399	$3,292,761	$3,052,447
Expense reimbursements	180,758	213,300	210,000
Salary reimbursements	9,749,185	9,820,522	9,700,806
Asset management fees	1,649,259	1,649,259	1,649,259
Incentive advisory fee	3,113,100	1,696,485	2,207,795
Acquisition fees	—	420,000	—
Construction management fees	194,737	288,859	253,845
Development fees	278,820	209,115	—
Interest on revolving credit facility	160,778	1,532,426	321,212
Commitment fee on revolving credit facility	—	140,285	—
Total	$18,775,036	$19,263,012	$17,395,364

Amounts due to affiliates of $3,446,460 and $1,245,147 are included in "Due to affiliates, net" at December 31, 2012 and 2011, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which are consisted of amounts due to affiliates of $6,505,338 and $4,405,705 at December 31, 2012 and 2011, respectively, and amounts due from affiliates of $3,058,878 and $3,160,558 at December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2012, 2011 and 2010, the Company borrowed $1,691,000, $34,028,500 and $0, respectively, under the revolving credit facility, and repaid advances of $10,040,422, $25,679,078 and $15,720,000, respectively, during the same periods. The Company incurred interest of $160,778, $1,532,426 and $321,212 related to the credit facility during the years ended December 31, 2012, 2011 and 2010, respectively, of which $160,778, $764,286 and $0 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $0, $140,285 and $0, respectively, during the years ended December 31, 2012, 2011 and 2010. There were $0 and $8,349,422 borrowings outstanding as of December 31, 2012 and 2011, respectively.

In addition to the fees listed above, the unconsolidated multifamily entities paid or accrued construction management fees of $783,248, $578,979 and $525,252, property management fees of $5,348,359, $5,699,984 and $5,764,238 and asset management fees of $4,008,469, $4,371,676 and $4,480,969 to Berkshire Advisor during 2012, 2011 and 2010, respectively.

Related party arrangements are approved by the Independent Directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

14.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results have been revised to reflect the sale of Glo in 2011 and Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill in 2012. The operating results for all quarters have been reclassed to discontinued operations to provide comparable information.

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$19,413,553	$19,660,190	$19,922,042	$19,959,763
Loss before equity in loss of unconsolidated multifamily entities	(4,765,332)	(2,750,348)	(2,212,657)	(3,050,370)
Net loss from continuing operations	(3,642,521)	(3,465,920)	(2,865,767)	(3,073,420)
Discontinued operations:
Income (loss) from discontinued operations	(934,846)	150,429	163,415	(893,081)
Gain on disposition of real estate assets	6,589,323	32,887	—	36,960,655
Net income from discontinued operations	5,654,477	183,316	163,415	36,067,574
Net income (loss)	2,011,956	(3,282,604)	(2,702,352)	32,994,154
Preferred dividend	(1,675,194)	(1,675,195)	(1,675,194)	(1,675,194)
Net income (loss) available to common shareholders	$5,945	$(121,605)	$(107,675)	$522,637
Basic and diluted earnings per share:
Net loss from continuing operations attributable to the Company	$(4.02)	$(0.22)	$(0.20)	$(25.28)
Net income from discontinued operations attributable to the Company	4.02	0.13	0.12	25.65
Net income (loss) available to common shareholders	$—	$(0.09)	$(0.08)	$0.37
Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$18,102,226	$18,739,417	$18,958,812	$19,063,439
Loss before equity in loss of unconsolidated multifamily entities	(5,684,857)	(4,638,980)	(4,728,389)	(4,114,709)
Net loss from continuing operations	(7,021,683)	(5,134,732)	(5,530,406)	(4,910,129)
Discontinued operations:
Income (loss) from discontinued operations	368,584	232,680	140,109	(139,071)
Gain on disposition of real estate assets	—	—	—	23,916,947
Net income from discontinued operations	368,584	232,680	140,109	23,777,876
Net income (loss)	(6,653,099)	(4,902,052)	(5,390,297)	18,867,747
Preferred dividend	(1,675,187)	(1,675,187)	(1,675,195)	(1,675,194)
Net income (loss) available to common shareholders	$(199,479)	$(159,604)	$(170,975)	$265,134
Basic and diluted earnings per share:
Net loss from continuing operations attributable to the Company	$(0.40)	$(0.28)	$(0.22)	$(16.72)
Net income from discontinued operations attributable to the Company	0.26	0.17	0.10	16.91
Net income (loss) available to common shareholders	$(0.14)	$(0.11)	$(0.12)	$0.19
Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

15.	PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2012, 2011 and 2010, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 "Special Instructions for Real Estate Operations to be Acquired".

The Company and certain of its subsidiaries acquired interests in Estancia Townhomes during 2011. The following unaudited proforma information was prepared as if the 2011 transaction related to the acquisition of Estancia Townhomes occurred as of January 1, 2010. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2010, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma financial information for the year ended December 31, 2011 and 2010 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2010 to the acquisition date as appropriate.

	Year Ended December 31,
	2012	2011	2010
	(unaudited)	(unaudited)	(unaudited)
Revenues from rental property	$—	$85,047,184	$81,636,004
Net income (loss)	$—	$1,801,350	$(27,015,145)
Net loss attributable to common shareholders	$—	$(385,873)	$(2,063,194)
Net loss attributable to common shareholders, per common share, basic and diluted	$—	$(0.27)	$(1.47)

Included in the consolidated statements of operations for the year ended December 31, 2011 are total revenues of $4,085,255 and net loss of $(1,700,169) since the respective date of acquisition through December 31, 2011 for Estancia Townhomes.

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents

For those cash equivalents with maturities of three months or less from the date of acquisition, the carrying amount of the investment is a reasonable estimate of fair value.

Mortgage notes payable and note payable - other

Market fixed rate mortgage notes payable - For fixed rate mortgages that have been obtained in the open market, the fair value is based on the borrowing rates currently available to the Company with similar terms and average maturities. The Company's carrying and estimated fair value amounts of the mortgages are disclosed in Note 5 - Mortgage Notes Payable and Note 7 - Note Payable - Other.

Assumed fixed rate mortgage notes payable - For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company. At December 31, 2012 and 2011, the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization, plus amortization of fair value adjustment since assumption.

17.	LEGAL PROCEEDINGS

The Company and our properties are not subject to any other material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

18.	SUBSEQUENT EVENTS

On February 6, 2013, the Company borrowed $1,627,000 on the revolving credit facility available from an affiliate. The proceeds of the borrowing were used to fund the ongoing development activities of the Company.

BERKSHIRE INCOME REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF December 31, 2012

Description	Encumbrances	Initial Costs Buildings and Land	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2012	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired		Depreciable Lives

Berkshire of Columbia	$33,030,888	$13,320,965	$11,173,121	$24,494,086	$17,608,845	$6,885,241	1983		(1)
Seasons of Laurel	99,200,000	63,083,489	29,701,683	92,785,172	66,767,661	26,017,511	1985		(1)
Walden Pond (3)	10,588,183	21,285,902	2,319,825	23,605,727	15,538,494	8,067,233	1983		(1)
Gables of Texas (3)	4,448,289	7,071,351	1,038,703	8,110,054	3,476,334	4,633,720	2003		(1)
Laurel Woods	5,610,778	5,216,275	1,243,632	6,459,907	2,574,511	3,885,396	2004		(1)
Bear Creek	3,749,028	4,845,550	1,240,320	6,085,870	2,570,952	3,514,918	2004		(1)
Bridgewater	12,878,110	18,922,831	1,281,790	20,204,621	7,074,712	13,129,909	2004		(1)
Reserves at Arboretum	12,661,729	1,529,123	17,204,243	18,733,366	2,964,158	15,769,208	2009	(2)	(1)
Country Place I	13,922,538	13,844,787	2,403,159	16,247,946	5,772,587	10,475,359	2004		(1)
Country Place II	9,057,284	8,657,461	1,492,614	10,150,075	3,827,219	6,322,856	2004		(1)
Yorktowne	21,198,583	21,616,443	8,242,145	29,858,588	12,762,248	17,096,340	2004		(1)
Berkshires on Brompton	18,563,736	14,500,528	8,744,807	23,245,335	11,458,483	11,786,852	2005		(1)
Lakeridge	23,537,131	34,411,075	2,109,628	36,520,703	11,661,708	24,858,995	2005		(1)
Berkshires at Citrus Park	15,921,808	27,601,083	1,680,934	29,282,017	9,476,911	19,805,106	2005		(1)
Briarwood Village	12,904,504	13,929,396	2,758,248	16,687,644	5,676,746	11,010,898	2006		(1)
Chisholm Place	6,853,211	9,600,527	2,346,922	11,947,449	4,338,859	7,608,590	2006		(1)
Berkshires at Lenox Park	34,553,897	47,040,404	7,854,151	54,894,555	18,080,447	36,814,108	2006		(1)
Berkshires at Town Center	19,865,277	20,254,316	13,561,397	33,815,713	12,355,640	21,460,073	2007		(1)
Sunfield Lakes	19,388,268	23,870,680	2,506,529	26,377,209	7,109,397	19,267,812	2007		(1)
Executive House	29,219,767	50,205,199	3,097,409	53,302,608	10,757,188	42,545,420	2008		(1)
Estancia Townhomes	28,340,552	41,394,920	797,144	42,192,064	3,972,652	38,219,412	2011		(1)
2020 Lawrence	42,692,437	7,472,054	44,824,374	52,296,428	—	52,296,428	2011		(1)
Walnut Creek	—	350,000	1,177,719	1,527,719	—	1,527,719	2011		(1)
Total	$478,185,998	$470,024,359	$168,800,497	$638,824,856	$235,825,752	$402,999,104

(1)	Depreciation of buildings are calculated over useful lives ranging from 25 to 27.5 years and depreciation of improvements are calculated over useful lives ranging from 5 to 20 years.

(2)	Property was acquired as raw land in 2004. Development of the multifamily apartment community on the land was completed and fully leased during the year ended December 31, 2009.

(3)	Walden Pond and Gables of Texas are operated as one property.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2012	2011	2010

Balance at beginning of year	$650,262,329	$619,577,347	$610,702,698
Acquisitions and improvements	40,507,577	73,808,067	8,993,814
Dispositions	(51,945,050)	(43,123,085)	(119,165)
Balance at end of year	$638,824,856	$650,262,329	$619,577,347

Accumulated Depreciation	2012	2011	2010

Balance at beginning of year	$227,600,092	$200,045,487	168,718,977
Depreciation expense	27,484,139	31,312,085	31,326,510
Dispositions	(19,258,479)	(3,757,480)	—
Balance at end of year	$235,825,752	$227,600,092	$200,045,487

The aggregate cost of the Company's multifamily apartment communities for federal income tax purposes was $449,001,683, $490,584,110 and $487,726,557 as of December 31, 2012, 2011 and 2010, respectively and the aggregate accumulated depreciation for federal income tax purposes was $147,915,604, $146,027,581 and $131,138,618 as of December 31, 2012, 2011 and 2010, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
March 28, 2013	BY:	/s/ David C. Quade
	NAME:	David C. Quade
	TITLE:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp
Douglas Krupp	Chairman of the Board of Directors	March 28, 2013

/s/ David C. Quade
David C. Quade	President and Director	March 28, 2013
(Principal Executive Officer)

/s/ Robert M. Kaufman
Robert M. Kaufman	Director	March 28, 2013

/s/ Randolph G. Hawthorne
Randolph G. Hawthorne	Director	March 28, 2013

/s/ Richard B. Peiser
Richard B. Peiser	Director	March 28, 2013

/s/ Christopher M. Nichols
Christopher M. Nichols	Senior Vice President and Controller	March 28, 2013
(Principal Financial Officer)