Form 10-Q
period 2013-03-31
BERKSHIRE INCOME REALTY, INC.
filed 2013-05-15
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of May 14, 2013.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $242,455,812 and $235,825,752, respectively	$398,052,658	$402,999,104
Cash and cash equivalents	9,282,546	12,224,361
Cash restricted for tenant security deposits	1,223,501	1,332,178
Replacement reserve escrow	998,230	986,790
Prepaid expenses and other assets	7,697,006	9,545,966
Investments in unconsolidated multifamily entities	16,308,060	16,873,924
Acquired in-place leases and tenant relationships, net of accumulated amortization of $0 and $599,702, respectively	—	5,377
Deferred expenses, net of accumulated amortization of $3,240,468 and $3,096,284, respectively	3,099,818	3,210,510
Total assets	$436,661,819	$447,178,210

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$477,081,514	$478,185,998
Revolving credit facility - affiliate	1,627,000	—
Note payable - other	1,250,000	1,250,000
Due to affiliates, net	2,569,174	3,446,460
Due to affiliate, incentive advisory fees	7,139,667	6,634,261
Dividend and distributions payable	837,607	1,137,607
Accrued expenses and other liabilities	10,797,658	15,081,550
Tenant security deposits	1,528,657	1,475,298
Total liabilities	502,831,277	507,211,174

Commitments and contingencies (Note 9)	—	—

Deficit:
Noncontrolling interest in properties	1,718,839	1,527,431
Noncontrolling interest in Operating Partnership (Note 10)	(95,900,145)	(89,708,267)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Accumulated deficit	(42,213,044)	(42,077,020)
Total deficit	(66,169,458)	(60,032,964)

Total liabilities and deficit	$436,661,819	$447,178,210

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2013	2012
Revenue:
Rental	$18,796,819	$17,829,685
Utility reimbursement	922,532	799,747
Other	861,369	784,121
Total revenue	20,580,720	19,413,553
Expenses:
Operating	5,000,278	4,698,309
Maintenance	942,510	1,129,622
Real estate taxes	1,944,802	1,838,192
General and administrative	730,090	767,169
Management fees	1,239,247	1,176,600
Incentive advisory fees	750,872	1,455,594
Depreciation	6,630,073	6,684,951
Interest, inclusive of amortization of deferred financing fees	6,598,445	6,408,480
Amortization of acquired in-place leases and tenant relationships	5,377	19,968
Total expenses	23,841,694	24,178,885
Loss before equity in income (loss) of unconsolidated multifamily entities	(3,260,974)	(4,765,332)
Equity in income (loss) of unconsolidated multifamily entities	(775,967)	1,122,811
Loss from continuing operations	(4,036,941)	(3,642,521)
Discontinued operations:
Income (loss) from discontinued operations	40,265	(934,846)
Gain on disposition of real estate assets	—	6,589,323
Net income from discontinued operations	40,265	5,654,477
Net income (loss)	(3,996,676)	2,011,956
Net income attributable to noncontrolling interest in properties	(19,532)	(88,025)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 10)	5,555,378	(242,792)
Net income attributable to the Company	1,539,170	1,681,139
Preferred dividend	(1,675,194)	(1,675,194)
Net income (loss) available to common shareholders	$(136,024)	$5,945
Net loss from continuing operations attributable to the Company per common share, basic and diluted	$(0.13)	$(4.02)
Net income from discontinued operations attributable to the Company per common share, basic and diluted	$0.03	$4.02
Net income (loss) available to common shareholders per common share, basic and diluted	$(0.10)	$—
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(unaudited)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(41,802,722)	$346,524	$(76,785,818)	$(48,017,124)
Net income (loss)	—	—	—	—	1,681,139	88,025	242,792	2,011,956
Distributions	—	—	—	—	—	(108,447)	(1,485,050)	(1,593,497)
Distributions to preferred shareholders	—	—	—	—	(1,675,194)	—	—	(1,675,194)
Balance at March 31, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(41,796,777)	$326,102	$(78,028,076)	$(49,273,859)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,077,020)	$1,527,431	$(89,708,267)	$(60,032,964)
Net income (loss)	—	—	—	—	1,539,170	19,532	(5,555,378)	(3,996,676)
Contributions	—	—	—	—	—	184,803	—	184,803
Distributions	—	—	—	—	—	(12,927)	(636,500)	(649,427)
Distributions to preferred shareholders	—	—	—	—	(1,675,194)	—	—	(1,675,194)
Balance at March 31, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,213,044)	$1,718,839	$(95,900,145)	$(66,169,458)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(3,996,676)	$2,011,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	147,155	150,480
Amortization of acquired in-place leases and tenant relationships	5,377	19,968
Loss on extinguishment of debt	—	40,812
Depreciation	6,630,073	7,315,018
Equity in (income) loss of unconsolidated multifamily entities	775,967	(1,122,811)
Gain on disposition of real estate assets	—	(6,589,323)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	162,036	12,201
Prepaid expenses and other assets	1,848,960	3,074,974
Due to/from affiliates	(877,286)	1,372,822
Due to affiliate - incentive advisory fees	505,406	1,455,594
Accrued expenses and other liabilities	(501,873)	(1,389,148)
Net cash provided by operating activities	4,699,139	6,352,543

Cash flows from investing activities:
Capital improvements	(5,468,617)	(11,020,463)
Proceeds from sale of multifamily apartment communities	—	13,897,103
Investments in unconsolidated multifamily entities	(210,103)	(39,170)
Interest earned on replacement reserve deposits	(125)	(480)
Deposits to replacement reserve escrow	(52,796)	(43,995)
Withdrawal from replacement reserve escrow	41,481	—
Net cash (used in) provided by investing activities	(5,690,160)	2,792,995

Cash flows from financing activities:
Borrowings from mortgage notes payable	529,600	7,660,779
Principal payments on mortgage notes payable	(1,634,084)	(1,357,089)
Prepayments of mortgage notes payable	—	(5,506,728)
Borrowings from revolving credit facility - affiliate	1,627,000	—
Principal payments on revolving credit facility - affiliate	—	(7,349,422)
Deferred financing costs	(33,492)	(210,689)
Contributions from noncontrolling interest holders in properties	184,803	—
Distributions to noncontrolling interest holders in properties	(312,927)	(108,447)
Distributions to noncontrolling interest partners in Operating Partnership	(636,500)	(1,485,050)
Distributions to preferred shareholders	(1,675,194)	(1,675,194)
Net cash used in financing activities	(1,950,794)	(10,031,840)

Net decrease in cash and cash equivalents	(2,941,815)	(886,302)
Cash and cash equivalents at beginning of period	12,224,361	9,645,420
Cash and cash equivalents at end of period	$9,282,546	$8,759,118

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2013	2012

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$7,239,403	$6,864,548
Capitalization of interest	271,367	291,855

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	483,620	3,092,837
Dividends declared and payable to preferred shareholders	837,607	837,607
Write-off of fully amortized acquired in-place leases and tenant relationships	605,079	—

Sale of real estate:
Gross selling price	$—	$14,200,000
Cost of sale	—	(302,897)
Cash flows from sale of multifamily apartment communities	$—	$13,897,103

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of March 31, 2013, the Company owned, or had an interest in, 22 multifamily apartment communities consisting of a total 6,055 apartment units and one multifamily development project. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the three months ended March 31, 2013 and 2012, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the three months ended March 31, 2013

The Company did not acquire any properties during the three-month period ended March 31, 2013.

Discussion of dispositions for the three months ended March 31, 2013

The Company did not dispose of any properties during the three-month period ended March 31, 2013.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between accounting principles generally accepted in the United States of America ("GAAP") and International Financial Reporting Standards ("IFRS"), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company's operating results, financial position, or disclosures.

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

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Consolidated statements of Comprehensive Income (Loss)

For the three months ended March 31, 2013 and 2012, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Out of period adjustment

During the third quarter of fiscal 2012, the Company recorded out of period adjustments that (i) decreased interest expense by an aggregate of $341,368 to reflect additional capitalization of interest relating to the three month periods ended March 31, 2012 and June 30, 2012 of $154,356 and $187,012, respectively, and (ii) reduced incentive advisory fees expense by $90,235 relating to an over accrual for such expenses during the three month period ended June 30, 2012.  The cumulative effect of out of period adjustments for the year ended December 31, 2012 was a $431,603 decrease in the net loss.  The Company has determined that these adjustments did not affect any prior annual period and were not material to any prior interim periods, and the resulting correction is not material.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31, 2013	December 31, 2012
Land	$63,833,836	$63,749,991
Buildings, improvement and personal property	576,674,634	575,074,865
Multifamily apartment communities	640,508,470	638,824,856
Accumulated depreciation	(242,455,812)	(235,825,752)
Multifamily apartment communities, net	$398,052,658	$402,999,104

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the three months ended March 31, 2013 or twelve months ended December 31, 2012.

Discontinued Operations

On March 23, 2012, the Company completed the sale of Riverbirch, a 210-unit multifamily apartment community located in Charlotte, North Carolina, to an unaffiliated buyer. The sale price of Riverbirch was $14,200,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

On November 5, 2012, the Company completed the sale of Silver Hill and Arboretum, both located in Newport News, Virginia, to an unaffiliated buyer. The combined sale price was $25,425,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

On November 30, 2012, the Company completed the sale of Arrowhead and Moorings, both located in Chicago, Illinois, to an unaffiliated buyer. The combined total sale price was $37,000,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

The results of operations for Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill have been restated and are presented as results from discontinued operations in the Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, respectively, pursuant to ASC 205-20.

The operating results of discontinued operations for the three months ended March 31, 2013 and 2012 are presented in the following table.

	Three months ended
	March 31,
	2013	2012
Revenue:
Rental	$1,022	$2,281,875
Utility reimbursement	—	102,805
Other	76,876	106,293
Total revenue	77,898	2,490,973

Expenses:
Operating	15,468	829,991
Maintenance	12,504	169,318
Real estate taxes	820	264,800
General and administrative	8,841	(7,705)
Management fees	—	92,987
Depreciation	—	630,067
Interest, inclusive of deferred financing fees	—	1,405,548
Loss on extinguishment of debt	—	40,813
Total expenses	37,633	3,425,819

Income (loss) from discontinued operations	$40,265	$(934,846)

3.     INVESTMENTS IN UNCONSOLIDATED MULTIFAMILY ENTITIES

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

In accordance with ASC 810-10 issued by FASB as amended by ASU 2009-17 related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the fact that the holders of the equity investment at risk lack the power, through voting or similar rights to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

After making the determination that its investment in BVF was a VIE, the Company performed an assessment of which partner would be considered the primary beneficiary of BVF and therefore would be required to consolidate BVF’s balance sheets and result of operations.  This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of BVF, and (2) had the obligation to absorb losses or the right to receive benefits of BVF that could potentially be significant to the entity based upon the terms of the partnership and management agreements of BVF.  As a result of fees paid to an affiliate of the general partner of BVF for asset management and other services, the Company has determined that the general partner of BVF has the obligation to absorb the losses or the right to receive benefits of BVF while retaining the power to make significant decisions for BVF.  Based upon this understanding, the Company concluded that the general partner of BVF should consolidate BVF and as such, the Company accounts for its investment in BVF as an equity investment in an unconsolidated joint venture.

As of March 31, 2013, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7% and had received distributions from BVF of $1,400,150, or approximately 6%, of its committed capital.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$795,208,874	$807,747,897
Cash and cash equivalents	17,073,739	16,851,009
Other assets	16,187,642	16,927,659
Total assets	$828,470,255	$841,526,565

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$798,944,019	$800,968,937
Revolving credit facility	16,300,000	16,300,000
Other liabilities	20,228,773	22,050,147
Noncontrolling interest	(10,930,295)	(9,478,084)
Partners’ capital	3,927,758	11,685,565
Total liabilities and partners’ capital	$828,470,255	$841,526,565

Company’s share of partners’ capital	$274,973	$818,078
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$879,368	$1,422,473

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At March 31, 2013 and December 31, 2012, the differential related mainly to $583,240 which represents the Company’s share of syndication costs incurred by BVF, which was not an item required to be funded via a capital investment by the Company.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of March 31, 2013 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of March 31, 2013 and 2012, respectively.

The summarized statements of operations of BVF for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended
	March 31,
	2013	2012

Revenue	$33,070,666	$35,715,412
Expenses	(42,259,013)	(49,605,861)
Gain on property sales and extinguishment of debt (2)	(21,671)	28,273,345
Noncontrolling interest	1,452,212	1,832,285
Net income (loss) attributable to investment	$(7,757,806)	$16,215,181

Equity in income (loss) of unconsolidated limited partnership (1)(2)	$(543,105)	$1,135,184

(1)	There were no impairment indicators and impairment writeoffs in the three months ended March 31, 2013 or 2012.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the three months ended March 31, 2012, BVF recorded a net gain on the disposition of eight properties. The gain on the sale was $28,273,345, of which the Company's share was approximately $1,979,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the three months ended March 31, 2012. There were no dispositions of property by BVF during the three months ended March 31, 2013.

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

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential is developing and will subsequently operate a 603-unit multifamily apartment community in Washington, D.C. (the "NoMa Project"). The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “NoMa Developer”).  The governing agreements for NOMA Residential give the NoMa Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the NoMa Developer, limits the authority of the NoMa Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles.

In accordance with ASC 810-10, as amended by ASU 2009-17, related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in NoMa JV to determine whether it would qualify as a VIE and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company's qualitative assessment to determine whether its investment is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity's economic performance.  Under the terms of the limited liability company agreement of NoMa JV, the managing member has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of NoMa JV.

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

As of March 31, 2013, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,615,255 of capitalized interest on the investment. The Company's maximum exposure to loss in NoMa JV is its committed capital amount of $14,520,000, which has been fully funded.

The summarized statement of assets, liabilities and members’ capital of NoMa JV is as follows:

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$118,360,763	$114,349,590
Cash and cash equivalents	761,481	565,453
Other assets	665,049	738,983
Total assets	$119,787,293	$115,654,026

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage notes payable	$70,566,229	$63,413,844
Other liabilities	3,176,273	5,419,184
Noncontrolling interest	4,604,479	4,682,100
Members’ capital	41,440,312	42,138,898
Total liabilities and members’ capital	$119,787,293	$115,654,026

Company’s share of members’ capital	$13,813,437	$14,046,299
Basis differential (1)	$1,615,255	$1,405,152
Carrying value of the Company’s investment in unconsolidated limited liability company (2)	$15,428,692	$15,451,451

(1)
This amount represents capitalized interest, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital investment in NoMa JV.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of March 31, 2013 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of March 31, 2013 and 2012, respectively.

The summarized statements of operations of NoMa JV for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended
	March 31,
	2013	2012

Revenue	$409,142	$—
Expenses	(1,185,350)	(41,242)
Noncontrolling interest	77,621	4,124
Net loss attributable to investment	$(698,587)	$(37,118)

Equity in loss of unconsolidated limited liability company	$(232,862)	$(12,373)

4.    MORTGAGE NOTES PAYABLE

On March 31, 2011, the Operating Partnership, through the joint venture ("JV 2020 Lawrence") formed with its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), Zocalo Community Development, Inc. ("Zocalo") and JB 2020, LLC, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD").  The construction loan will convert to permanent financing at the completion of the development period and will continue for a term of 40 years from the date of conversion at a fixed interest rate of 5.00%.  The proceeds of the financing were used to develop a mid-rise multifamily apartment building in Denver, Colorado (the "2020 Lawrence Project").  As of March 31, 2013, the outstanding balance on the loan was $43,162,329.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement and is based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   Debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $529,521,000 and $543,557,000 at March 31, 2013 and December 31, 2012, respectively.

5.    REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The credit facility was amended on May 31, 2007 to add additional terms to the credit facility ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The credit facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter's, and fees based on borrowings under the credit facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the credit facility were agreed upon through negotiations and were approved by the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE MKT LLC) ("Audit Committee"). Subsequent to its exercise of extension rights, the Company on May 31, 2007 executed Amendment No.1 that provides for an extension of the maturity date by replacing the current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the agreement and render all outstanding amounts due and payable. Amendment No. 1 also added a clean-up requirement to the agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The clean-up requirement for the current 365-day period was satisfied on November 20, 2012.

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

During the three months ended March 31, 2013 and 2012, the Company borrowed $1,627,000 and $0, respectively, under the revolving credit facility and repaid $0 and $7,349,422 of advances, respectively, during the same periods.  The Company incurred interest of $12,813 and $101,638 related to the credit facility during the three months ended March 31, 2013 and 2012, respectively, of which $12,813 and $97,394 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company did not pay any commitment fees during the three months ended March 31, 2013 or 2012. There was $1,627,000 and $0 outstanding as of March 31, 2013 and December 31, 2012, respectively, under the credit facility.

The Company determines the fair value of the revolving credit facility in accordance with authoritative guidance related to fair value measurement. The Company has determined that as a result of the 60-day termination notice provision of the revolving credit facility that requires payment of all outstanding balances upon notification by the lender (other observable inputs or Level 3 inputs, as defined by the authoritative guidance), that the fair value of the revolving credit facility approximates the outstanding principal balance of the revolving credit facility at March 31, 2013 and December 31, 2012.

6.    NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo, the managing member of JV 2020 Lawrence, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of the 2020 Lawrence Project. The Colorado Energy Loan has a term of 10 years and an interest rate of 5% per annum and a maturity date of June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of March 31, 2013 and December 31, 2012, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the note payable - other approximates $1,356,000 and $1,357,000 at March 31, 2013 and December 31, 2012, respectively.

7.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the three months ended March 31, 2013 and 2012, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,194 and $1,675,194, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013 and 2012, the Company made tax payments of $300,000 and $0 on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, of which $0 and $300,000 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013 and 2012, the Company made tax payments of $636,500 and $1,485,050 on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

During the three months ended March 31, 2013 and 2012, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B common stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012 follows:

		Three months ended
		March 31,
		2013	2012
Loss from continuing operations prior to adjustments		$(4,036,941)	$(3,642,521)
Add:	Net loss attributable to noncontrolling interest in Operating Partnership	5,555,378	—
Less:	Preferred dividends	(1,675,194)	(1,675,194)
	Net income attributable to noncontrolling interest in properties	(19,532)	(88,025)
	Net income attributable to noncontrolling interest in Operating Partnership	—	(242,792)
Loss from continuing operations		$(176,289)	$(5,648,532)

Net income from discontinued operations		$40,265	$5,654,477

Net income (loss) available to common shareholders		$(136,024)	$5,945

Net loss from continuing operations attributable to the Company per common share, basic and diluted		$(0.13)	$(4.02)
Net income from discontinued operations attributable to the Company per common share, basic and diluted		$0.03	$4.02
Net income (loss) available to common shareholders per common share, basic and diluted		$(0.10)	$—

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196

Dividend declared per common share		$—	$—

For the three months ended March 31, 2013 and 2012, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has commitments to three joint venture multifamily development projects as of March 31, 2013 and December 31, 2012:

•
The 2020 Lawrence Project is a 231-unit mid-rise multifamily apartment development project in Denver, Colorado. The Company has a 91.08% interest in the joint venture and has made a commitment to invest $8.0 million in the project.  As of March 31, 2013, the Company has invested 100% of its total committed capital amount.  The Company consolidates its investment in the 2020 Lawrence Project. As of March 31, 2013, the 2020 Lawrence Project is completed.

•
The NoMa Project is a 603-unit mid-rise multifamily apartment development project in Washington, D.C.  The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million in the project.  As of March 31, 2013, the Company has invested 100% of its total committed capital amount. The Company accounts for its investment in the NoMa Project as an equity method investment.

•
The third project is a 154-unit multifamily apartment development project in Walnut Creek, California (the "Walnut Creek Project"). The Company will own a 98% interest in the project once fully committed and its current total commitment in the joint venture is approximately $16.9 million. As of March 31, 2013, the Company has made capital contributions totaling approximately $842,000. The Company consolidates its investment in the Walnut Creek Project.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net income (loss) attributable to noncontrolling interest in the Operating Partnership for the three months ended March 31, 2013 and 2012:

		Three months ended
		March 31,
		2013	2012
Net income (loss)		$(3,996,676)	$2,011,956
Adjust:	Net income attributable to noncontrolling interest in properties	(19,532)	(88,025)
Income (loss) before noncontrolling interest in Operating Partnership		(4,016,208)	1,923,931
Preferred dividend		(1,675,194)	(1,675,194)
Income (loss) available to common equity		(5,691,402)	248,737
Noncontrolling interest in Operating Partnership		97.61%	97.61%
Net income (loss) attributable to noncontrolling interest in Operating Partnership		$(5,555,378)	$242,792

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the three months ended
	March 31,
	2013	2012
Balance at beginning of period	$(89,708,267)	$(76,785,818)
Net income (loss) attributable to noncontrolling interest in Operating Partnership	(5,555,378)	242,792
Distributions to noncontrolling interest partners in Operating Partnership	(636,500)	(1,485,050)
Balance at end of period	$(95,900,145)	$(78,028,076)

Distributions of $1,485,050 have been adjusted from Accumulated Deficit to Noncontrolling Interest-Operating Partnership to properly reflect such amounts within the Consolidated Statement of Changes in Deficit for the three months ended March 31, 2012. Management has determined such adjustment to be immaterial to the overall financial statements.

As of March 31, 2013 and December 31, 2012, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended
	March 31,
	2013	2012
Property management fees	$811,833	$857,272
Expense reimbursements	49,274	53,325
Salary reimbursements	2,390,587	2,666,172
Asset management fees	407,913	412,315
Incentive advisory fee	750,872	1,455,594
Construction management fees	5,796	6,262
Development fees	69,715	69,705
Interest on revolving credit facility	12,813	101,638
Total	$4,498,803	$5,622,283

Amounts due to affiliates of $2,569,174 and $3,446,460 are included in “Due to affiliates, net” at March 31, 2013 and December 31, 2012, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which are consisted of amounts due to affiliates of $5,343,390 and $6,505,338 at March 31, 2013 and December 31,

2012, respectively, and amounts due from affiliates of $2,774,216 and $3,058,878 at March 31, 2013 and December 31, 2012, respectively.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $811,833 and $857,272 of property management fees in the three-month periods ended March 31, 2013 and 2012, respectively.

The Company reimburses Berkshire Advisor for overhead expenses related to legal and tax services. The Company incurred $49,274 and $53,325 of expense reimbursements during the three months ended March 31, 2013 and 2012, respectively.

The Company reimburses Berkshire Advisor for payroll expenses related to accounting services. The Company incurred $2,390,587 and $2,666,172 of salary reimbursements during the three months ended March 31, 2013 and 2012, respectively.

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

On November 12, 2009, the Audit Committee and the Board of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Bershire Advisor (the "Advisory Services Amendment"). The Advisory Services Amendment, which was effective January 1, 2010, provides for the incentive advisory fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 ("Base Value").  The Company is required to accrue incentive advisory fees payable to Berkshire Advisor up to 12% of the increase in fair value of the Company above the established Base Value.  The Company has recorded $750,872 and $1,455,594 of incentive advisory fees during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the accrued liability of $7,139,667 and $6,634,261, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the plan will approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $245,466 and $0 of incentive advisory fee payments during the three months ended March 31, 2013 and 2012, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company did not make any acquisitions during the three months ended March 31, 2013 and 2012.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $5,796 and $6,262 in construction management fees for the three months ended March 31, 2013 and 2012, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees were based on the project’s development/construction costs. During the three months ended March 31, 2013 and 2012, the Company incurred $69,715 and $69,705, respectively, on the 2020 Lawrence Project. As of March 31, 2013, $557,650 has been paid to BRD and construction is completed.  The Company did not incur any development fees on the Walnut Creek Project or the NoMa Project to BRD for the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013 and 2012, the Company borrowed $1,627,000 and $0, respectively, under the revolving credit facility and repaid $0 and $7,349,422 of advances, respectively, during the same periods.  The Company incurred interest of $12,813 and $101,638 related to the credit facility during the three months ended March 31, 2013 and 2012, respectively, of which $12,813 and $97,394, respectively, were capitalized pursuant to ASC 835-20, during the same periods. The Company did not pay any commitment fees during the three months ended March 31, 2013 and 2012, respectively. There was $1,627,000 and $0 outstanding under the credit facility as of March 31, 2013 and December 31, 2012, respectively.

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

13.    PROFORMA CONDENSED FINANCIAL INFORMATION

During the three months ended March 31, 2013 and 2012, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

14.    SUBSEQUENT EVENTS

The Company has no reportable subsequent events.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc. (the “Company”) and their related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Forward Looking Statements

The statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Fund III, LP (“BVF III”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America ("GAAP") and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating, developing and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board of Directors ("Board").  Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 13 - Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, for additional information about the Advisor.

Overview

The Company is engaged primarily in the acquisition, ownership, operation, development and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Northwest and Western areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty-OP, L.P., a Delaware limited partnership (the "Operating Partnership").  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.

As of May 14, 2013, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three months ended March 31, 2013 included the following:

On February 6, 2013, the Company borrowed $1,627,000 on the revolving credit facility - affiliate. The proceeds of the borrowing were used to fund the ongoing development activities of the Company.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012.  The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2013 and December 31, 2012, the Company had $9,282,546 and $12,224,361 of cash and cash equivalents, respectively.  Cash provided and used by the Company for three-month periods ended March 31, 2013 and 2012 are as follows:

	Three months ended
	March 31,
	2013	2012
Cash provided by operating activities	$4,699,139	$6,352,543
Cash (used in) provided by investing activities	(5,690,160)	2,792,995
Cash used in financing activities	(1,950,794)	(10,031,840)

During the three months ended March 31, 2013, cash decreased by $2,941,815.  The overall decrease was due primarily to capital expenditures of $5,468,617, related to renovation and development related activities of $4,769,249 and recurring capital expenditures of $699,368, and the Company's regular quarterly distributions to its preferred shareholders totaling $1,675,194, in addition to $636,500 of distributions to noncontrolling interest partners in Operating Partnership. The decrease was partially offset by borrowings from the revolving credit facility of $1,627,000.

The Company's principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders based on availability of cash and approval of the Board, capital improvements, rehabilitation projects, ongoing development projects, repairs and maintenance for the properties, debt repayment, and acquisition and development of additional properties within the investment restrictions placed on it by BVF III.

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

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of March 31, 2013, approximately $172,367,000 of principal, or 36.1% of the Company’s outstanding mortgage debt, is due to be repaid within the next three years.  During that three-year period, principal of $55,594,000, $46,287,000 and $60,137,000 relates to loans that are due to mature and be repaid in full in 2013, 2014 and 2015, respectively.  All other payments of principal during the three-year period are monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of March 31, 2013, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exception of Walnut Creek which has no mortgage.

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") of the Operating Partnership's subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020") with Zocalo and JB 2020, LLC, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of JV 2020 Lawrence's multifamily apartment building (the "2020 Lawrence Project"). Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo will advance the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by U.S. Department of Housing and Urban Development ("HUD") in the governing regulatory agreement of the primary financing on the project as describe above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020, may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  The credit facility does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of March 31, 2013 and December 31, 2012, there was $1,627,000 and $0 outstanding on the credit facility, respectively. An amendment to the original agreement provided for an “Amendment Period” during which, including changes to other provisions, the available credit was increased to $40,000,000 from $20,000,000. The Amendment Period expired on July 31, 2012 and reverted back to the original credit amount of $20,000,000.

Capital Expenditures

Capital expenditures totaled $5,468,617 and $11,020,463 for the three months ended March 31, 2013 and 2012, respectively. The Company paid $699,368 and $1,787,719 for recurring capital expenditures during the three months ended March 31, 2013 and 2012, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $4,769,249 and $9,232,744 for renovation and development related capital expenditures during the three months ended March 31, 2013 and 2012, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On February 10, 2011, the Operating Partnership, through BIR 2020, entered into an agreement to acquire a 91.08% ownership interest in the 2020 Lawrence Project to develop a 231-unit multifamily mid-rise community in Denver, Colorado. As of March 31, 2013, the project development costs incurred were approximately $52,440,000, of the total budgeted costs of approximately $55,500,000, of which $45,463,100 will be funded by HUD-insured financing. The Company's total capital commitment to the joint venture is $8,000,000. The Company had invested 100% of its total committed capital amount of $8,000,000 as of March 31, 2013. As of March 31, 2013, the development was completed within budget. The Company consolidates its investment in the 2020 Lawrence Project.

On March 2, 2011, the Operating Partnership, through its investment in NoMa JV, acquired a 30% joint venture partnership interest to develop a 603-unit multifamily apartment community in Washington, D.C. (the "NoMa Project"). As of March 31, 2013, the

project development costs incurred were approximately $119,190,000, of the total budgeted costs of approximately $143,400,000. The Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV as of March 31, 2013. As of March 31, 2013, the NoMa Project is on schedule and expected to be completed within budget. The Company accounts for its investment in NoMa JV as an equity method investment.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity related to the development of a 154-unit multifamily apartment building in Walnut Creek, California (the "Walnut Creek Project"), which is currently in the entitlement phase. Once fully committed, the Company's ownership percentage will be 98%. As of March 31, 2013, the project development costs incurred were approximately $1,973,000, of the total budgeted costs of approximately $48,000,000. Total capital committed to the project is $16,872,863. As of March 31, 2013, the Company has made capital contributions of $841,646, or 5.0% of its current total commitment. As of March 31, 2013, the Walnut Creek Project was delayed due to environmental and regulatory requirements. The Company is currently reviewing a revised development budget for possible revisions in construction costs and operating assumptions. The construction is projected to start in the third quarter of 2013. The Company consolidates its investment in the Walnut Creek Project.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Projects	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date March 31, 2013 (in millions)	Anticipated Completion Date
2020 Lawrence (2)	231	841	203,561	$55.5	$52.4	Completed Q1 2013
NoMa	603	770	465,724	143.4	119.2	Q2 2013
Walnut Creek (3)	154	854	145,550	48.0	2.0	Q2 2015
Total / Average	988	822	814,835	$246.9	$173.6

(1)	Includes retail space of 9,290 sq ft at the 2020 Lawrence Project, 1,250 sq ft at the NoMa Project and 14,000 sq ft at the Walnut Creek Project.

(2)
The 2020 Lawrence Project received a temporary certificate of occupancy from the City of Denver on December 12, 2012 and permission to occupy 7 of the 11 completed floors (99 units) from HUD on December 24, 2012. Permission to occupy the remaining floors (132 units) was received on January 18, 2013. As of March 31, 2013, the 2020 Lawrence Project construction was completed.

(3)	The Company is currently reviewing a revised development budget for possible revisions to construction costs related to environmental and regulatory delays.

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

The Company’s capital budgets for 2013 anticipate spending approximately $7,551,000 for ongoing capital needs.  As of March 31, 2013, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the three months ended March 31, 2013

The Company did not acquire any properties during the three-month period ended March 31, 2013.

Discussion of dispositions for the three months ended March 31, 2013

The Company did not dispose of any properties during the three-month period ended March 31, 2013.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the three months ended March 31, 2013 and 2012, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,194 and $1,675,194, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013 and 2012, the Company made tax payments of $300,000 and $0 on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, of which $0 and $300,000 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013 and 2012, the Company made tax payments of $636,500 and $1,485,050, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

During the three months ended March 31, 2013 and 2012, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B common stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Three months ended				Three months ended
	March 31, 2013				March 31, 2012
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	639	957	$1,137	$7	747	967	$1,065	$19
Renewed leases	602	955	$1,161	$—	740	952	$1,078	$1

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the three months through March 31, 2013. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during three-month periods ended March 31, 2013 and March 31, 2012, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the comparison of operating results for the three months ended March 31, 2013 and 2012 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the Consolidated Statement of Operations.  For the three months ended March 31, 2013 and 2012, net income (loss) was $(3,996,676) and $2,011,956, respectively. A reconciliation of the Company’s NOI to net income (loss) for the three-month periods ended March 31, 2013 and 2012 is presented as part of the following tables.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 21 properties acquired or placed in service on or prior to January 1, 2012 and owned through March 31, 2013.

	Same Property Portfolio
	Three months ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,600,561	$17,840,246	$760,315	4.26%
Utility reimbursement and other	1,725,090	1,582,068	143,022	9.04%
Total revenue	20,325,651	19,422,314	903,337	4.65%

Operating Expenses:
Operating	4,749,241	4,658,903	90,338	1.94%
Maintenance	917,430	1,129,619	(212,189)	(18.78)%
Real estate taxes	1,929,802	1,837,292	92,510	5.04%
General and administrative	—	—	—	—%
Management fees	811,833	764,600	47,233	6.18%
Incentive advisory fees	—	—	—	—%
Total operating expenses	8,408,306	8,390,414	17,892	0.21%

Net Operating Income	11,917,345	11,031,900	885,445	8.03%

Non-operating expenses:
Depreciation	6,164,428	6,684,950	(520,522)	(7.79)%
Interest, inclusive of amortization of deferred financing fees	6,286,943	6,415,514	(128,571)	(2.00)%
Amortization of acquired in-place leases and tenant relationships	5,378	19,968	(14,590)	(73.07)%
Total non-operating expenses	12,456,749	13,120,432	(663,683)	(5.06)%

Net loss	$(539,404)	$(2,088,532)	$1,549,128	74.17%

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

	Total Property Portfolio
	Three months ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,796,819	$17,829,685	$967,134	5.42%
Utility reimbursement and other	1,783,901	1,583,868	200,033	12.63%
Total revenue	20,580,720	19,413,553	1,167,167	6.01%

Operating Expenses:
Operating	5,000,278	4,698,309	301,969	6.43%
Maintenance	942,510	1,129,622	(187,112)	(16.56)%
Real estate taxes	1,944,802	1,838,192	106,610	5.80%
General and administrative	730,090	767,169	(37,079)	(4.83)%
Management fees	1,239,247	1,176,600	62,647	5.32%
Incentive advisory fees	750,872	1,455,594	(704,722)	(48.41)%
Total operating expenses	10,607,799	11,065,486	(457,687)	(4.14)%

Net Operating Income	9,972,921	8,348,067	1,624,854	19.46%

Non-operating expenses:
Depreciation	6,630,073	6,684,951	(54,878)	(0.82)%
Interest, inclusive of amortization of deferred financing fees	6,598,445	6,408,480	189,965	2.96%
Amortization of acquired in-place leases and tenant relationships	5,377	19,968	(14,591)	(73.07)%
Total non-operating expenses	13,233,895	13,113,399	120,496	0.92%

Loss before equity in income (loss) of unconsolidated multifamily entities and discontinued operations	(3,260,974)	(4,765,332)	1,504,358	31.57%

Equity in income (loss) of unconsolidated multifamily entities	(775,967)	1,122,811	(1,898,778)	169.11%

Discontinued operations	40,265	5,654,477	(5,614,212)	(99.29)%

Net income (loss)	$(3,996,676)	$2,011,956	$(6,008,632)	298.65%

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2013 in comparison to the same period of 2012.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the three-month period ended March 31, 2013 of $1,138 per apartment unit increased by 3.74% over the 2012 rental rates of $1,097 for the same period, contributing to an increase of approximately $776,000 in rental revenue. Average physical occupancy for the 2013 Same Property Portfolio was 95.55%, which increased slightly from the 95.20% average in 2012. However, while the overall average physical occupancy increased, a decrease in the physical occupancy at some of the larger properties resulted in an overall decrease in revenue of approximately $16,000 as a result of occupancy change. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

	Same Property Portfolio
	Three months ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
Rental
Market rent	$19,884,465	$19,108,435	$776,030	4.06%
Occupancy	(1,283,904)	(1,268,189)	(15,715)	1.24%
Total Rental	$18,600,561	$17,840,246	$760,315	4.26%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due primarily to increased utility reimbursements as a result of higher utility expenses, increased fees charged to tenants and potential tenants, including pet fees, redecorating fees, late fees and other similar revenue items. The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Three months ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$922,532	$799,747	$122,785	15.35%
Other	802,558	782,321	20,237	2.59%
Total Utility reimbursement and other	$1,725,090	$1,582,068	$143,022	9.04%

Operating Expenses

Operating

Operating expenses increased in the three months ended March 31, 2013 as compared to the same period of 2012. Higher utilities and health insurance expenses were partially offset by savings in payroll and leasing expenses. The following table breaks out the major components of this line item:

	Same Property Portfolio
	Three months ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
Operating
Payroll	$1,985,089	$2,073,891	$(88,802)	(4.28)%
Utilities	1,563,899	1,512,994	50,905	3.36%
Insurance	432,986	385,528	47,458	12.31%
Property-related G&A	499,591	505,303	(5,712)	(1.13)%
Leasing	167,786	201,059	(33,273)	(16.55)%
Advertising	161,879	171,655	(9,776)	(5.70)%
(Gain) loss on fixed assets replacement	(78,440)	(218,092)	139,652	(64.03)%
Other	16,451	26,565	(10,114)	(38.07)%
Total Operating	$4,749,241	$4,658,903	$90,338	1.94%

Maintenance

Maintenance expenses decreased in the three months ended March 31, 2013 as compared to the same period of 2012, mainly due to savings in repairs as the majority of the spending incurred is expected to be recoverable from insurance companies, in addition to savings in landscaping, painting, snow removal and cleaning. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of this line item:

	Same Property Portfolio
	Three months ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
Maintenance
Pool service	$36,373	$39,404	$(3,031)	(7.69)%
Exterminating	36,399	42,528	(6,129)	(14.41)%
Landscaping	187,054	235,203	(48,149)	(20.47)%
Supplies	15,746	14,111	1,635	11.59%
Cleaning	171,999	178,267	(6,268)	(3.52)%
Snow removal	14,694	22,390	(7,696)	(34.37)%
Painting	176,690	203,326	(26,636)	(13.10)%
Repairs	154,166	241,714	(87,548)	(36.22)%
Other	124,309	152,676	(28,367)	(18.58)%
Total Maintenance	$917,430	$1,129,619	$(212,189)	(18.78)%

Real Estate Taxes

Real estate taxes increased for the three months ended March 31, 2013 from the comparable period of 2012.  The Company continually scrutinizes the assessed values of its properties and participate in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended March 31, 2013 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended March 31, 2013 decreased over the comparable period of 2012 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended March 31, 2013 as compared to the same period in 2012.  The decrease is related to the completion of amortization of the acquired-in-place lease intangible assets booked at acquisition and amortized over a 12-month period which did not extend into the three-month period ended March 31, 2013.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012
(Total Property Portfolio)

In general, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 are due mainly, in addition to the reasons discussed with respect to the Same Property Portfolio, to the fluctuations in the actual properties owned during the comparative periods.  The decrease in total operating expenses was also attributable to decreased incentive advisory fees. (Refer to Related Party Transactions on page 17 for further discussion.)

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

The following table presents a reconciliation of net income (loss) to FFO for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
Net income (loss)	$(3,996,676)	$2,011,956
Add:
Depreciation of real property	5,816,785	6,058,425
Depreciation of real property included in results of discontinued operations	—	539,841
Amortization of acquired in-place leases and tenant relationships	5,377	19,968
Equity in loss of unconsolidated multifamily entities	775,967	—
Funds from operations of unconsolidated multifamily entities, net of impairments	368,701	265,448
Less:
Funds from operations of noncontrolling interest in properties	(176,549)	(311,967)
Gain on disposition of real estate assets	—	(6,589,323)
Equity in income of unconsolidated multifamily entities	—	(1,122,811)
Funds from Operations	$2,793,605	$871,537

FFO for the three months ended March 31, 2013 increased as compared to the three-month period ended March 31, 2012.  The increase in FFO is due primarily to increased revenue and lower expenses primarily as a result of lower incentive advisory fees for the three months ended March 31, 2013 compared to the same period ended March 31, 2012.

Environmental Issues

There are no recorded amounts resulting from environmental liabilities because there are no known contingencies with respect to environmental liabilities. The Company obtains environmental audits, through various sources including lender evaluations and acquisition due diligence, for each of its properties at various intervals throughout a property's life. The Company has not been advised by any third party as to the existence of, nor has it identified on its own, any material liability for site restoration or other costs that may be incurred with respect to any of its properties. The Company re-evaluates potential environmental liabilities on an annual basis by reviewing the properties in the portfolio at year end as the portfolio continues to change with the sale and acquisition of properties.

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

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity. In many cases, the current economic climate has delayed many potential residents from entering the rental market as many have chosen to remain at home or to share rental units instead of renting their own space. This trend may be creating a backlog of potential residents who will enter the market as the economy rebounds and unemployment rates continue to trend back to historical norms. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio through the remainder of this economic recovery and is prepared to take advantage of opportunities that present themselves during such times.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s mortgage notes are fixed rate instruments; therefore, the Company’s outstanding mortgage debt is not sensitive to changes in the capital market except upon maturity.  The Company’s revolving credit facility is a variable rate arrangement tied to LIBOR and is therefore sensitive to changes in the capital market.  The tables below provide information about the Company’s financial instruments, specifically debt obligations.

The following table presents scheduled principal and interest payments and related weighted average interest rates by expected maturity dates for mortgage notes payable as of March 31, 2013.

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate Debt	$58,890,339	$50,326,543	$63,149,990	$72,992,070	$39,779,150	$191,943,422	$477,081,514
Interest Payments (2)	19,855,176	23,208,889	18,295,486	16,199,746	12,341,956	85,423,956	175,325,209
Average Interest Rate(1)(2)	5.58%	5.66%	5.69%	5.69%	5.70%	5.64%	5.58%

(1)	The Company's mortgage notes are fixed rate instruments; therefore, the Company's outstanding mortgage debt is not sensitive to changes in the capital markets except upon maturity.

(2)
Interest payments represent amounts expected to be made on outstanding debt as of March 31, 2013. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The following table presents scheduled principal and interest payments and related stated interest rates by expected maturity dates for the note payable - other as of March 31, 2013.

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate Debt (1)	$—	$—	$18,545	$38,493	$40,442	$1,152,520	$1,250,000
Interest Payments (3)	30,993	62,500	62,757	61,098	59,149	239,289	515,786
Average Interest Rate (2)(3)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	Relates to the Colorado Energy Loan as described in Note 6 - Note Payable - Other of Notes to Consolidated Financial Statements.

(2)	The Company's note payable - other is a fixed rate instrument; therefore, the Company's outstanding note payable - other is not sensitive to changes in the capital markets except upon maturity.

(3)
Interest payments represent amounts expected to be made on outstanding debt as of March 31, 2013. Average interest rate represents the stated interest rates on the note payable - other for the respective period.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There were no material litigation developments during the quarter. See Note 12 - Legal Proceedings of Notes to Consolidated Financial Statements.

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2012 as filed with the SEC on March 28, 2013. As of March 31, 2013, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

BERKSHIRE INCOME REALTY, INC.
May 15, 2013	/s/ David C. Quade
David C. Quade
President and Principal Executive Officer

May 15, 2013	/s/ David E. Doherty
David E. Doherty
Senior Vice President and Principal Financial Officer