Form 10-Q
period 2013-06-30
BERKSHIRE INCOME REALTY, INC.
filed 2013-08-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of August 13, 2013.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	6/30/2013	12/31/2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $229,570,535 and $235,825,752, respectively	$382,660,242	$402,999,104
Cash and cash equivalents	20,782,083	12,224,361
Cash restricted for tenant security deposits	1,245,211	1,332,178
Replacement reserve escrow	1,042,391	986,790
Prepaid expenses and other assets	8,026,311	9,545,966
Investments in unconsolidated multifamily entities	15,547,996	16,873,924
Acquired in-place leases and tenant relationships, net of accumulated amortization of $0 and $599,702, respectively	—	5,377
Deferred expenses, net of accumulated amortization of $3,112,602 and $3,096,284, respectively	2,975,532	3,210,510
Total assets	$432,279,766	$447,178,210

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$463,075,489	$478,185,998
Note payable - other	1,250,000	1,250,000
Due to affiliates, net	1,935,146	3,446,460
Due to affiliate, incentive advisory fees	7,317,372	6,634,261
Dividend and distributions payable	837,607	1,137,607
Accrued expenses and other liabilities	10,967,445	15,081,550
Tenant security deposits	1,540,907	1,475,298
Total liabilities	486,923,966	507,211,174

Commitments and contingencies (Note 9)	—	—

Deficit:
Noncontrolling interest in properties	885,514	1,527,431
Noncontrolling interest in Operating Partnership (Note 10)	(83,848,935)	(89,708,267)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Accumulated deficit	(41,905,671)	(42,077,020)
Total deficit	(54,644,200)	(60,032,964)

Total liabilities and deficit	$432,279,766	$447,178,210

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Rental	$18,154,499	$17,044,839	$35,929,035	$33,913,424
Utility reimbursement	852,825	721,711	1,690,499	1,453,630
Other	843,754	775,531	1,651,633	1,516,074
Total revenue	19,851,078	18,542,081	39,271,167	36,883,128
Expenses:
Operating	4,425,981	4,200,119	9,075,223	8,561,080
Maintenance	1,230,171	1,176,245	2,113,072	2,234,698
Real estate taxes	2,024,714	1,695,820	3,835,212	3,425,702
General and administrative	507,809	557,173	1,237,899	1,324,342
Management fees	1,203,974	1,152,971	2,396,786	2,287,663
Incentive advisory fees	622,908	344,384	1,373,780	1,799,978
Depreciation	6,432,388	6,120,855	12,759,624	12,499,149
Interest, inclusive of amortization of deferred financing fees	6,647,682	6,093,443	13,057,302	12,306,267
Amortization of acquired in-place leases and tenant relationships	—	16,104	5,377	36,072
Total expenses	23,095,627	21,357,114	45,854,275	44,474,951
Loss before equity in income (loss) of unconsolidated multifamily entities	(3,244,549)	(2,815,033)	(6,583,108)	(7,591,823)
Equity in income (loss) of unconsolidated multifamily entities	(855,136)	(715,572)	(1,631,103)	407,239
Loss from continuing operations	(4,099,685)	(3,530,605)	(8,214,211)	(7,184,584)
Discontinued operations:
Income (loss) from discontinued operations	(58,070)	215,114	59,780	(708,274)
Gain on disposition of real estate assets	18,689,058	32,887	18,689,058	6,622,210
Net income from discontinued operations	18,630,988	248,001	18,748,838	5,913,936
Net income (loss)	14,531,303	(3,282,604)	10,534,627	(1,270,648)
Net (income) loss attributable to noncontrolling interest in properties	4,724	(130,281)	(14,808)	(218,306)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 10)	(12,553,460)	4,966,475	(6,998,082)	4,723,683
Net income attributable to the Company	1,982,567	1,553,590	3,521,737	3,234,729
Preferred dividend	(1,675,194)	(1,675,195)	(3,350,388)	(3,350,389)
Net income (loss) available to common shareholders	$307,373	$(121,605)	$171,349	$(115,660)
Net loss from continuing operations attributable to the Company per common share, basic and diluted	$(13.03)	$(0.27)	$(13.21)	$(4.29)
Net income from discontinued operations attributable to the Company per common share, basic and diluted	$13.25	$0.18	$13.33	$4.21
Net income (loss) available to common shareholders per common share, basic and diluted	$0.22	$(0.09)	$0.12	$(0.08)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(unaudited)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(41,802,722)	$346,524	$(76,785,818)	$(48,017,124)
Net income (loss)	—	—	—	—	3,234,729	218,306	(4,723,683)	(1,270,648)
Contributions	—	—	—	—	—	149,659	—	149,659
Distributions	—	—	—	—	—	(898,222)	(1,651,800)	(2,550,022)
Distributions to preferred shareholders	—	—	—	—	(3,350,389)	—	—	(3,350,389)
Balance at June 30, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(41,918,382)	$(183,733)	$(83,161,301)	$(55,038,524)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,077,020)	$1,527,431	$(89,708,267)	$(60,032,964)
Net income (loss)	—	—	—	—	3,521,737	14,808	6,998,082	10,534,627
Contributions	—	—	—	—	—	264,718	—	264,718
Distributions	—	—	—	—	—	(921,443)	(1,138,750)	(2,060,193)
Distributions to preferred shareholders	—	—	—	—	(3,350,388)	—	—	(3,350,388)
Balance at June 30, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(41,905,671)	$885,514	$(83,848,935)	$(54,644,200)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$10,534,627	$(1,270,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	293,111	299,269
Amortization of acquired in-place leases and tenant relationships	5,377	36,072
Loss on extinguishment of debt	3,807	40,812
Depreciation	13,364,746	14,224,774
Equity in (income) loss of unconsolidated multifamily entities	1,631,103	(407,239)
Gain on disposition of real estate assets	(18,689,058)	(6,622,210)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	152,576	113,032
Prepaid expenses and other assets	1,519,655	2,277,411
Due to/from affiliates	(1,511,314)	1,316,768
Due to affiliate - incentive advisory fees	683,111	1,595,879
Accrued expenses and other liabilities	(7,622)	(308,353)
Net cash provided by operating activities	7,980,119	11,295,567

Cash flows from investing activities:
Capital improvements	(9,405,207)	(23,001,173)
Proceeds from sale of multifamily apartment communities	30,958,927	13,929,990
Investments in unconsolidated multifamily entities	(305,175)	(44,851)
Distributions from investment in unconsolidated multifamily entities	—	700,075
Interest earned on replacement reserve deposits	(292)	(1,051)
Deposits to replacement reserve escrow	(96,790)	(87,990)
Withdrawal from replacement reserve escrow	41,481	—
Net cash provided by (used in) investing activities	21,192,944	(8,505,000)

Cash flows from financing activities:
Borrowings from mortgage notes payable	2,770,663	15,904,621
Principal payments on mortgage notes payable	(3,047,886)	(2,673,152)
Prepayments of mortgage notes payable	(14,833,286)	(5,506,728)
Borrowings from revolving credit facility - affiliate	1,627,000	—
Principal payments on revolving credit facility - affiliate	(1,627,000)	(7,349,422)
Deferred financing costs	(58,969)	(264,562)
Contributions from noncontrolling interest holders in properties	264,718	149,659
Distributions to noncontrolling interest holders in properties	(1,221,443)	(898,222)
Distributions to noncontrolling interest partners in Operating Partnership	(1,138,750)	(1,651,800)
Distributions to preferred shareholders	(3,350,388)	(3,350,389)
Net cash used in financing activities	(20,615,341)	(5,639,995)

Net increase (decrease) in cash and cash equivalents	8,557,722	(2,849,428)
Cash and cash equivalents at beginning of period	12,224,361	9,645,420
Cash and cash equivalents at end of period	$20,782,083	$6,795,992

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2013	2012

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$13,990,060	$13,375,735
Capitalization of interest	393,677	711,739

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	159,156	2,582,707
Dividends declared and payable to preferred shareholders	837,607	837,607
Write-off of fully amortized acquired in-place leases and tenant relationships	605,079	—

Sale of real estate:
Gross selling price	$31,500,000	$14,200,000
Cost of sale	(541,073)	(270,010)
Cash flows from sale of multifamily apartment communities	$30,958,927	$13,929,990

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of June 30, 2013, the Company owned, or had an interest in, 20 multifamily apartment communities consisting of 5,499 total apartment units and one multifamily development project. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the six months ended June 30, 2013 and 2012, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the six months ended June 30, 2013

The Company did not acquire any properties during the six-month period ended June 30, 2013.

Discussion of dispositions for the six months ended June 30, 2013

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price was $31,500,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

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

Consolidated Statements of Comprehensive Income (Loss)

For the six months ended June 30, 2013 and 2012, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Out of period adjustment

During the third quarter of fiscal 2012, the Company recorded out of period adjustments that (i) decreased interest expense by an aggregate of $341,368 to reflect additional capitalization of interest relating to the three month periods ended March 31, 2012 and June 30, 2012 of $154,356 and $187,012, respectively, and (ii) reduced incentive advisory fees expense by $90,235 relating to an over accrual for such expenses during the three month period ended June 30, 2012.  The cumulative effect of out of period adjustments for the year ended December 31, 2012 was a $431,603 decrease in the net loss.  The Company has determined that these adjustments did not have an impact on any prior annual period and were not material to any prior interim periods, and the resulting correction is not material.

Distributions of $1,651,800 have been adjusted from Accumulated Deficit to Noncontrolling Interest-Operating Partnership to properly reflect such amounts within the Consolidated Statement of Changes in Deficit for the six months ended June 30, 2012. Management has determined such adjustment to be immaterial to the overall financial statements.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	6/30/2013	12/31/2012
Land	$60,847,969	$63,749,991
Buildings, improvement and personal property	551,382,808	575,074,865
Multifamily apartment communities	612,230,777	638,824,856
Accumulated depreciation	(229,570,535)	(235,825,752)
Multifamily apartment communities, net	$382,660,242	$402,999,104

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the six months ended June 30, 2013 or twelve months ended December 31, 2012.

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

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price was $31,500,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

The results of operations for Arboretum, Arrowhead, Gables of Texas, Moorings, Riverbirch, Silver Hill and Walden Pond have been restated and are presented as results from discontinued operations in the Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012, respectively, pursuant to ASC 205-20.

The operating results of discontinued operations for the three and six months ended June 30, 2013 and 2012 are presented in the following table.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Rental	$991,853	$2,918,236	$2,015,158	$6,161,211
Utility reimbursement	145,684	146,285	230,542	316,918
Other	114,868	148,999	245,234	298,870
Total revenue	1,252,405	3,213,520	2,490,934	6,776,999

Expenses:
Operating	406,878	948,734	773,382	2,116,073
Maintenance	57,009	212,557	129,122	453,044
Real estate taxes	130,398	344,430	265,522	717,540
General and administrative	22,822	27,840	31,663	20,135
Management fees	48,115	128,149	94,550	263,044
Depreciation	302,285	788,901	605,122	1,725,625
Interest, inclusive of deferred financing fees	339,161	547,795	527,986	2,148,999
Loss on extinguishment of debt	3,807	—	3,807	40,813
Total expenses	1,310,475	2,998,406	2,431,154	7,485,273

Income (loss) from discontinued operations	$(58,070)	$215,114	$59,780	$(708,274)

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

As of June 30, 2013, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7% and had received distributions from BVF of $1,400,150, or approximately 6%, of its committed capital.

The summarized statement of assets, liabilities and partners’ capital of BVF is as follows:

	6/30/2013	12/31/2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$785,672,423	$807,747,897
Cash and cash equivalents	16,359,864	16,851,009
Other assets	17,943,144	16,927,659
Total assets	$819,975,431	$841,526,565

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$797,247,644	$800,968,937
Revolving credit facility	16,300,000	16,300,000
Other liabilities	20,954,771	22,050,147
Noncontrolling interest	(12,105,967)	(9,478,084)
Partners’ capital	(2,421,017)	11,685,565
Total liabilities and partners’ capital	$819,975,431	$841,526,565

Company’s share of partners’ capital	$(169,489)	$818,078
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$434,906	$1,422,473

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At June 30, 2013 and December 31, 2012, the differential related mainly to $583,240 which represents the Company’s share of syndication costs incurred by BVF, which was not an item required to be funded via a capital investment by the Company.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of June 30, 2013 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the six months ended June 30, 2013 or twelve months ended December 31, 2012.

The summarized statements of operations of BVF for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$33,815,366	$32,621,656	$66,886,032	$68,337,068
Expenses	(41,257,883)	(43,005,473)	(83,516,896)	(92,611,334)
Gain on property sales and extinguishment of debt (2)	(57,153)	(146,051)	(78,824)	28,127,294
Noncontrolling interest	1,150,895	1,667,766	2,603,107	3,500,051
Net income (loss) attributable to investment	$(6,348,775)	$(8,862,102)	$(14,106,581)	$7,353,079

Equity in income (loss) of unconsolidated limited partnership (1)(2)	$(444,462)	$(620,414)	$(987,567)	$514,770

(1)	There were no impairment indicators or impairment writeoffs in the six months ended June 30, 2013 or 2012.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the six months ended June 30, 2012, BVF recorded a net gain on the disposition of eight properties. The gain on the sale was $28,127,294, of which the Company's share was approximately $1,967,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the six months ended June 30, 2012. There were no dispositions of property by BVF during the six months ended June 30, 2013.

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

Also on March 2, 2011, NoMa JV acquired a 90% interest in NOMA Residential West I, LLC. (“NOMA Residential”).  NOMA Residential has developed and is operating a 603-unit multifamily apartment community in Washington, D.C. (the "NoMa Project"). The remaining 10% interest in NOMA Residential is owned by the developer, an unrelated third party (the “NoMa Developer”).  The governing agreements for NOMA Residential give the NoMa Developer the authority to manage the construction and development of, and subsequent to completion, the day-to-day operations of NOMA Residential.  The agreement also provides for fees to the NoMa Developer, limits the authority of the NoMa Developer and provides for distributions based on percentage interest and thereafter in accordance with achievement of economic hurdles. The NoMa Project was completed as of June 30, 2013.

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

As of June 30, 2013, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company's maximum exposure to loss in NoMa JV is its investment of capital of $14,520,000.

The summarized statement of assets, liabilities and members’ capital of NoMa JV is as follows:

	6/30/2013	12/31/2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$128,732,908	$114,349,590
Cash and cash equivalents	1,168,138	565,453
Other assets	652,670	738,983
Total assets	$130,553,716	$115,654,026

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage note payable	$75,426,077	$63,413,844
Other liabilities	10,451,759	5,419,184
Noncontrolling interest	4,467,588	4,682,100
Members’ capital	40,208,292	42,138,898
Total liabilities and members’ capital	$130,553,716	$115,654,026

Company’s share of members’ capital	$13,402,763	$14,046,299
Basis differential (1)	$1,710,327	$1,405,152
Carrying value of the Company’s investment in unconsolidated limited liability company (2)	$15,113,090	$15,451,451

(1)
This amount represents capitalized interest, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital investment in NoMa JV.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of June 30, 2013 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the six months ended June 30, 2013 or twelve months ended December 31, 2012.

The summarized statements of operations of NoMa JV for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$873,174	$—	$1,282,316	$—
Expenses	(2,242,086)	(317,195)	(3,427,436)	(358,437)
Noncontrolling interest	136,891	31,720	214,512	35,844
Net loss attributable to investment	$(1,232,021)	$(285,475)	$(1,930,608)	$(322,593)

Equity in loss of unconsolidated limited liability company	$(410,674)	$(95,158)	$(643,536)	$(107,531)

4.    MORTGAGE NOTES PAYABLE

On March 31, 2011, the Operating Partnership, through the joint venture ("JV 2020 Lawrence") formed with its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), Zocalo Community Development, Inc. ("Zocalo") and JB 2020, LLC, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD").  The construction loan was converted to permanent financing on June 27, 2013 with a term of 40 years and has a fixed interest rate of 5.00%.  The loan will mature on February 1, 2053. The proceeds of the financing were used to develop a mid-rise multifamily apartment building in Denver, Colorado (the "2020 Lawrence Project").  As of June 30, 2013, the Company received proceeds pursuant to the loan of $45,463,100, of which $2,770,663 was received during the six months ended June 30, 2013. As of June 30, 2013, the outstanding balance on the loan was $45,312,894.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement and is based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   Debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximated $497,399,000 and $543,557,000 at June 30, 2013 and December 31, 2012, respectively.

5.    REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The credit facility was amended on May 31, 2007 to add additional terms to the credit facility ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The credit facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter's, and fees based on borrowings under the credit facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement had a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the credit facility were agreed upon through negotiations and were approved by the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE MKT LLC) ("Audit Committee"). Subsequent to its exercise of extension rights, the Company on May 31, 2007 executed Amendment No.1 that provides for an extension of the maturity date by replacing the then current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the agreement and render all outstanding amounts due and payable. Amendment No. 1 also added a clean-up requirement to the agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The clean-up requirement for the current 365-day period was satisfied on November 20, 2012.

On February 17, 2011, the Company executed Amendment No. 2 which provides for a temporary modification of certain provisions of the credit facility during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the facility were modified and included: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement); and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to Amendment No. 2 reverted back to the provisions of the revolving credit facility agreement prior to the Amendment Period.

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

During the six months ended June 30, 2013 and 2012, the Company borrowed $1,627,000 and $0, respectively, under the revolving credit facility and repaid $1,627,000 and $7,349,422 of advances, respectively, during the same periods.  The Company incurred interest charges of $32,981 and $114,908 related to the credit facility during the six months ended June 30, 2013 and 2012, respectively. The Company did not pay any commitment fees during the six months ended June 30, 2013 or 2012. There was no outstanding balance under the credit facility as of June 30, 2013 and December 31, 2012.

The Company determines the fair value of the revolving credit facility in accordance with authoritative guidance related to fair value measurement. The Company has determined that as a result of the 60-day termination notice provision of the revolving credit facility that requires payment of all outstanding balances upon notification by the lender (other observable inputs or Level 3 inputs, as defined by the authoritative guidance), that the fair value of the revolving credit facility approximated the outstanding principal balance of the revolving credit facility at June 30, 2013 and December 31, 2012.

6.    NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo, the managing member of JV 2020 Lawrence, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of the 2020 Lawrence Project. The Colorado Energy Loan has a term of 10 years and an interest rate of 5% per annum. The Colorado Energy Loan will mature on June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of June 30, 2013 and December 31, 2012, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - other" approximated $1,312,000 and $1,357,000 at June 30, 2013 and December 31, 2012, respectively.

7.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the six months ended June 30, 2013 and 2012, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,388 and $3,350,389, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013 and 2012, the Company made tax payments of $300,000 and $0, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, of which $0 and $300,000 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013 and 2012, the Company made tax payments of $1,138,750 and $1,651,800 on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

During the six months ended June 30, 2013 and 2012, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B common stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2013	2012	2013	2012
Loss from continuing operations prior to adjustments		$(4,099,685)	$(3,530,605)	$(8,214,211)	$(7,184,584)
Add:	Net loss attributable to noncontrolling interest in properties	4,724	—	—	—
	Net loss attributable to noncontrolling interest in Operating Partnership	—	4,966,475	—	4,723,683
Less:	Preferred dividends	(1,675,194)	(1,675,195)	(3,350,388)	(3,350,389)
	Net income attributable to noncontrolling interest in properties	—	(130,281)	(14,808)	(218,306)
	Net income attributable to noncontrolling interest in Operating Partnership	(12,553,460)	—	(6,998,082)	—
Loss from continuing operations		$(18,323,615)	$(369,606)	$(18,577,489)	$(6,029,596)

Net income from discontinued operations		$18,630,988	$248,001	$18,748,838	$5,913,936

Net income (loss) available to common shareholders		$307,373	$(121,605)	$171,349	$(115,660)

Net loss from continuing operations attributable to the Company per common share, basic and diluted		$(13.03)	$(0.27)	$(13.21)	$(4.29)
Net income from discontinued operations attributable to the Company per common share, basic and diluted		$13.25	$0.18	$13.33	$4.21
Net income (loss) available to common shareholders per common share, basic and diluted		$0.22	$(0.09)	$0.12	$(0.08)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196	1,406,196

Dividend declared per common share		$—	$—	$—	$—

For the six months ended June 30, 2013 and 2012, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has commitments to two joint venture multifamily development projects as of June 30, 2013 and December 31, 2012:

•
The NoMa Project is a 603-unit mid-rise multifamily apartment development project in Washington, D.C.  The Company has a 30% interest in the joint venture and has made a commitment to invest approximately $14.5 million in the project.  As of June 30, 2013, the Company has invested 100% of its total committed capital amount. The Company accounts for its investment in the NoMa Project as an equity method investment. As of June 30, 2013, construction of the NoMa Project is complete.

•
The second project is a 154-unit multifamily apartment development project in Walnut Creek, California (the "Walnut Creek Project"). The Company will own a 98% interest in the project once fully committed and its current total commitment in the joint venture is approximately $16.9 million. As of June 30, 2013, the Company has made capital contributions totaling approximately $1,043,000. The Walnut Creek Project was delayed due to environmental and regulatory requirements, among other things. The Company is currently reviewing a revised development budget, which reflects revisions in construction costs and operating assumptions. The construction is projected to start in the fourth quarter of 2013. The Company consolidates its investment in the Walnut Creek Project.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net income (loss) attributable to noncontrolling interest in the Operating Partnership for the three and six months ended June 30, 2013 and 2012:

		Three months ended		Six months ended
		June 30,		June 30,
		2013	2012	2013	2012
Net income (loss)		$14,531,303	$(3,282,604)	$10,534,627	$(1,270,648)
Adjust:	Net (income) loss attributable to noncontrolling interest in properties	4,724	(130,281)	(14,808)	(218,306)
Income (loss) before noncontrolling interest in Operating Partnership		14,536,027	(3,412,885)	10,519,819	(1,488,954)
Preferred dividend		(1,675,194)	(1,675,195)	(3,350,388)	(3,350,389)
Income (loss) available to common equity		12,860,833	(5,088,080)	7,169,431	(4,839,343)
Noncontrolling interest in Operating Partnership		97.61%	97.61%	97.61%	97.61%
Net income (loss) attributable to noncontrolling interest in Operating Partnership		$12,553,460	$(4,966,475)	$6,998,082	$(4,723,683)

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the six months ended
	June 30,
	2013	2012
Balance at beginning of period	$(89,708,267)	$(76,785,818)
Net income (loss) attributable to noncontrolling interest in Operating Partnership	6,998,082	(4,723,683)
Distributions to noncontrolling interest partners in Operating Partnership	(1,138,750)	(1,651,800)
Balance at end of period	$(83,848,935)	$(83,161,301)

Distributions of $1,651,800 have been adjusted from Accumulated Deficit to Noncontrolling Interest-Operating Partnership to properly reflect such amounts within the Consolidated Statement of Changes in Deficit for the six months ended June 30, 2012. Management has determined such adjustment to be immaterial to the overall financial statements.

As of June 30, 2013 and December 31, 2012, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Property management fees	$824,676	$868,807	$1,636,509	$1,726,079
Expense reimbursements	49,533	53,325	98,807	106,650
Salary reimbursements	2,158,870	2,337,405	4,549,457	5,003,577
Asset management fees	407,914	412,315	815,827	824,630
Incentive advisory fee	622,908	344,384	1,373,780	1,799,978
Construction management fees	113,322	34,825	119,118	41,087
Development fees	—	69,705	69,715	139,410
Interest on revolving credit facility	20,168	13,270	32,981	114,908
Total	$4,197,391	$4,134,036	$8,696,194	$9,756,319

Amounts due to affiliates of $1,935,146 and $3,446,460 are included in “Due to affiliates, net” at June 30, 2013 and December 31, 2012, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $4,788,343 and $6,505,338 at June 30, 2013 and December 31, 2012, respectively, and amounts due from affiliates of $2,853,197 and $3,058,878 at June 30, 2013 and December 31, 2012, respectively.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $1,636,509 and $1,726,079 of property management fees in the six-month periods ended June 30, 2013 and 2012, respectively.

The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company reimburses an affiliate, Berkshire Advisor, for overhead expenses related to legal and tax services. The Company incurred $98,807 and $106,650 of expense reimbursements during the six months ended June 30, 2013 and 2012, respectively.

The Company reimburses an affiliate, Berkshire Advisor, for payroll expenses related to accounting services. The Company incurred $4,549,457 and $5,003,577 of salary reimbursements during the six months ended June 30, 2013 and 2012, respectively.

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

On November 12, 2009, the Audit Committee and the Board of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 ("Base Value").  The Company is required to accrue incentive advisory fees payable to Berkshire Advisor up to 12% of the increase in fair value of the Company above the established Base Value.  The Company has recorded $1,373,780 and $1,799,978 of incentive advisory fees during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the accrued liability of $7,317,372 and $6,634,261, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the plan will approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $690,669 and $0 of incentive advisory fee payments during the six months ended June 30, 2013 and 2012, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company did not make any acquisitions during the six months ended June 30, 2013 and 2012.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $119,118 and $41,087 in construction management fees for the six months ended June 30, 2013 and 2012, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees were based on the project’s development/construction costs. During the six months ended June 30, 2013 and 2012, the Company incurred $69,715 and $139,410, respectively, on the 2020 Lawrence Project. As of June 30, 2013, $557,650 has been paid to BRD and construction is completed.  The Company did not incur any development fees on the Walnut Creek Project or the NoMa Project to BRD for the six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013 and 2012, the Company borrowed $1,627,000 and $0, respectively, under the revolving credit facility and repaid $1,627,000 and $7,349,422 of advances, respectively, during the same periods.  The Company incurred interest of $32,981 and $114,908 related to the credit facility during the six months ended June 30, 2013 and 2012, respectively. The Company did not pay any commitment fees during the six months ended June 30, 2013 or 2012. There was no outstanding balance under the credit facility as of June 30, 2013 and December 31, 2012.

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

13.    PROFORMA CONDENSED FINANCIAL INFORMATION

During the six months ended June 30, 2013 and 2012, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

14.    SUBSEQUENT EVENTS

On August 6, 2013, the Board authorized the general partner of the Operating Partnership to make a special distribution of$12,000,000 from the proceeds of the sale of Walden Pond and Gables of Texas to common general partner and noncontrolling interest partners in Operating Partnership, payable on a date or dates to be determined in the future. Also on August 6, 2013, the Board declared a common dividend of $0.203954 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend will be paid from the special distribution proceeds of the common general partner on a date to be determined in the future.

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

As of August 13, 2013, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six months ended June 30, 2013 included the following:

On February 6, 2013, the Company borrowed $1,627,000 on the revolving credit facility - affiliate. The proceeds of the borrowing were used to fund the ongoing development activities of the Company.

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price was $31,500,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

Also on June 25, 2013, the Company repaid $1,627,000 of principal on the revolving credit facility - affiliate. The repayment was made from proceeds resulting from the sale of the Walden Pond and Gables of Texas properties.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2013 and December 31, 2012, the Company had $20,782,083 and $12,224,361 of cash and cash equivalents, respectively.  Cash provided and used by the Company for three- and six-month periods ended June 30, 2013 and 2012 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash provided by operating activities	$3,280,980	$4,943,024	$7,980,119	$11,295,567
Cash provided by (used in) investing activities	26,883,104	(11,297,995)	21,192,944	(8,505,000)
Cash (used in) provided by financing activities	(18,664,547)	4,391,845	(20,615,341)	(5,639,995)

During the six months ended June 30, 2013, cash increased by $8,557,722.  The overall increase was due primarily to proceeds received from sale of Walden Pond and Gables of Texas of $30,958,927 and borrowings from the mortgage notes payable of $2,770,663. The increase was partially offset by prepayments of mortgage notes payable of $14,833,286 and capital expenditures of $9,405,207, related to renovation and development related activities of $7,403,662 and recurring capital expenditures of $2,001,545, and the Company's regular quarterly distributions to its preferred shareholders totaling $3,350,388, in addition to $1,138,750 of distributions to noncontrolling interest partners in Operating Partnership.

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

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred shareholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities and advances on the revolving credit facility. Funds required to make distributions to common shareholders and Operating Partnership unitholders are funded by operating and refinancing proceeds.

The Company intends to meet its long-term liquidity requirements through property sales, property debt financing and refinancing, noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of June 30, 2013, approximately $156,173,000 of principal, or 33.7% of the Company’s outstanding mortgage debt, is due to be repaid within the next three years.  During that three-year period, principal of $40,479,000, $46,287,000 and $60,137,000 relates to loans that are due to mature and be repaid in full in 2013, 2014 and 2015, respectively.  All other payments of principal during the three-year period are normal recurring monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of June 30, 2013, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exception of Walnut Creek which has no mortgage.

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

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  The credit facility does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of June 30, 2013 and December 31, 2012, there was no outstanding balance on the credit facility. An amendment to the original agreement provided for an “Amendment Period” during which the available credit was increased to $40,000,000 from $20,000,000 as well as changes to other provisions. The Amendment Period expired on July 31, 2012 and reverted back to the original credit amount of $20,000,000.

Capital Expenditures

Payments for capital expenditures totaled $9,405,207 and $23,001,173 for the six months ended June 30, 2013 and 2012, respectively. The Company paid $2,001,545 and $3,290,432 for recurring capital expenditures during the six months ended June 30, 2013 and 2012, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $7,403,662 and $19,710,741 for renovation and development related capital expenditures during the six months ended June 30, 2013 and 2012, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On February 10, 2011, the Operating Partnership, through BIR 2020, entered into an agreement to acquire a 91.08% ownership interest in the 2020 Lawrence Project to develop a 231-unit multifamily mid-rise community in Denver, Colorado. As of June 30, 2013, the project development costs incurred were approximately $52,423,000, of the total budgeted costs of approximately

$55,500,000, of which $45,463,100 was funded by HUD-insured financing. The Company's total capital commitment to the joint venture is $8,000,000. The Company had invested 100% of its total committed capital amount of $8,000,000 as of June 30, 2013. As of June 30, 2013, the development was completed within budget. The Company consolidates its investment in the 2020 Lawrence Project.

On March 2, 2011, the Operating Partnership, through its investment in NoMa JV, acquired a 30% joint venture partnership interest to develop a 603-unit multifamily apartment community in Washington, D.C. (the "NoMa Project"). As of June 30, 2013, the project development costs incurred were approximately $130,671,000, of the total budgeted costs of approximately $143,400,000. The Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV as of June 30, 2013. As of June 30, 2013, the NoMa Project was completed within budget. The Company accounts for its investment in NoMa JV as an equity method investment.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity related to the development of a 154-unit multifamily apartment building in Walnut Creek, California (the "Walnut Creek Project"), which is currently in the entitlement phase. Once fully committed, the Company's ownership percentage will be 98%. As of June 30, 2013, the project development costs incurred were approximately $2,358,000, of the total budgeted costs of approximately $48,000,000. Total capital committed to the project is $16,872,863. As of June 30, 2013, the Company has made capital contributions of $1,043,172, or 6.2% of its current total commitment. The Walnut Creek Project was delayed due to environmental and regulatory requirements, among other things. The Company is currently reviewing a revised development budget, which reflects revisions in construction costs and operating assumptions. The construction is projected to start in the fourth quarter of 2013. The Company consolidates its investment in the Walnut Creek Project.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Projects	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date June 30, 2013 (in millions)	Anticipated Completion Date
NoMa (2)	603	770	465,724	143.4	130.7	Completed Q2 2013
Walnut Creek (3)	154	854	145,550	48.0	2.4	Q2 2015
Total / Average	757	812	611,274	$191.4	$133.1

(1)	Includes retail space of 1,250 sq ft at the NoMa Project and 14,000 sq ft at the Walnut Creek Project.

(2)
The NoMa Project received temporary certificates of occupancy for all units on May 10, 2013 from the Government of the District of Columbia. As of June 30, 2013, the NoMa Project construction was complete.

(3)	The Company is currently reviewing a revised development budget, which reflects revisions in construction costs and operating assumptions.

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

The Company’s capital budgets for 2013 anticipate spending approximately $7,551,000 for ongoing capital needs.  As of June 30, 2013, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the six months ended June 30, 2013

The Company did not acquire any properties during the six-month period ended June 30, 2013.

Discussion of dispositions for the six months ended June 30, 2013

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price was $31,500,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the six months ended June 30, 2013 and 2012, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,388 and $3,350,389, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2013 and December 31, 2012.

During the six months ended June 30, 2013 and 2012, the Company made tax payments of $300,000 and $0, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, of which $0 and $300,000 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013 and 2012, the Company made tax payments of $1,138,750 and $1,651,800, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

During the six months ended June 30, 2013 and 2012, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to common general and common limited partners or a common dividend on the Company’s Class B common stock.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Six months ended				Six months ended
	June 30, 2013				June 30, 2012
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	1,465	964	$1,150	$10	1,600	958	$1,069	$30
Renewed leases	1,318	963	$1,176	$—	1,568	957	$1,092	$—

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the six months ended June 30, 2013 and 2012. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during six-month periods ended June 30, 2013 and June 30, 2012, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the Company also presents the comparison of operating results for the six months ended June 30, 2013 and 2012 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the Consolidated Statement of Operations.  For the three months ended June 30, 2013 and 2012, net income (loss) was $14,531,303 and $(3,282,604). For the six months ended June 30, 2013 and 2012, net income (loss) was $10,534,627 and $(1,270,648), respectively. A reconciliation of the Company’s NOI to net income (loss) for the three- and six-month periods ended June 30, 2013 and 2012 is presented as part of the following tables.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 19 properties acquired or placed in service on or prior to January 1, 2012 and owned through June 30, 2013.

	Same Property Portfolio
	Three months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$17,776,266	$17,050,704	$725,562	4.26%
Utility reimbursement and other	$1,629,047	$1,496,368	132,679	8.87%
Total revenue	19,405,313	18,547,072	858,241	4.63%

Operating Expenses:
Operating	$4,170,385	$4,174,779	(4,394)	(0.11)%
Maintenance	$1,201,036	$1,176,246	24,790	2.11%
Real estate taxes	1,808,209	1,695,220	112,989	6.67%
General and administrative	—	—	—	—%
Management fees	776,560	740,657	35,903	4.85%
Incentive advisory fees	—	—	—	—%
Total operating expenses	7,956,190	7,786,902	169,288	2.17%

Net Operating Income	11,449,123	10,760,170	688,953	6.40%

Non-operating expenses:
Depreciation	5,878,085	6,120,856	(242,771)	(3.97)%
Interest, inclusive of amortization of deferred financing fees	6,141,147	6,206,422	(65,275)	(1.05)%
Amortization of acquired in-place leases and tenant relationships	—	16,104	(16,104)	(100.00)%
Total non-operating expenses	12,019,232	12,343,382	(324,150)	(2.63)%

Net loss	$(570,109)	$(1,583,212)	$1,013,103	63.99%

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

	Total Property Portfolio
	Three months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	18,154,499	17,044,839	$1,109,660	6.51%
Utility reimbursement and other	1,696,579	1,497,242	199,337	13.31%
Total revenue	19,851,078	18,542,081	1,308,997	7.06%

Operating Expenses:
Operating	4,425,981	4,200,119	225,862	5.38%
Maintenance	1,230,171	1,176,245	53,926	4.58%
Real estate taxes	2,024,714	1,695,820	328,894	19.39%
General and administrative	507,809	557,173	(49,364)	(8.86)%
Management fees	1,203,974	1,152,971	51,003	4.42%
Incentive advisory fees	622,908	344,384	278,524	80.88%
Total operating expenses	10,015,557	9,126,712	888,845	9.74%

Net Operating Income	9,835,521	9,415,369	420,152	4.46%

Non-operating expenses:
Depreciation	6,432,388	6,120,855	311,533	5.09%
Interest, inclusive of amortization of deferred financing fees	6,647,682	6,093,443	554,239	9.10%
Amortization of acquired in-place leases and tenant relationships	—	16,104	(16,104)	(100.00)%
Total non-operating expenses	13,080,070	12,230,402	849,668	6.95%

Loss before equity in loss of unconsolidated multifamily entities and discontinued operations	(3,244,549)	(2,815,033)	(429,516)	(15.26)%

Equity in loss of unconsolidated multifamily entities	(855,136)	(715,572)	(139,564)	(19.50)%

Discontinued operations	18,630,988	248,001	18,382,987	7,412.46%

Net income (loss)	$14,531,303	$(3,282,604)	$17,813,907	542.68%

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2013 in comparison to the same period of 2012.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the three-month period ended June 30, 2013 of $1,197 per apartment unit increased by 3.46% over the 2012 rental rates of $1,157 for the same period, contributing to an increase of approximately $624,000 in rental revenue. Average physical occupancy for the 2013 Same Property Portfolio was 96.30%, which increased from the 95.48% average in 2012, resulted in an overall increase in revenue of approximately $102,000. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

	Same Property Portfolio
	Three months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Rental
Market rent	$18,819,943	$18,195,912	$624,031	3.43%
Occupancy	(1,043,677)	(1,145,208)	101,531	8.87%
Total Rental	$17,776,266	$17,050,704	$725,562	4.26%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, due primarily to increased utility reimbursements as a result of higher utility expenses.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Three months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$852,825	$721,712	$131,113	18.17%
Other	776,222	774,656	1,566	0.20%
Total Utility reimbursement and other	$1,629,047	$1,496,368	$132,679	8.87%

Operating Expenses

Operating

Operating expenses decreased slightly in the three months ended June 30, 2013 as compared to the same period of 2012. Savings in state income taxes at Executive House were partially offset by higher utilities, payroll and health insurance expenses.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Three months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Operating
Payroll	$1,771,712	$1,722,075	$49,637	2.88%
Utilities	1,229,819	1,163,255	66,564	5.72%
Insurance	394,685	376,716	17,969	4.77%
Property-related G&A	419,691	520,024	(100,333)	(19.29)%
Leasing	193,867	186,409	7,458	4.00%
Advertising	141,050	149,181	(8,131)	(5.45)%
(Gain) loss on fixed assets replacement	—	—	—	—%
Other	19,561	57,119	(37,558)	(65.75)%
Total Operating	$4,170,385	$4,174,779	$(4,394)	(0.11)%

Maintenance

Maintenance expenses increased in the three months ended June 30, 2013 as compared to the same period of 2012, mainly due to increases in repairs. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Three months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Maintenance
Pool service	$118,232	$106,849	$11,383	10.65%
Exterminating	35,498	49,097	(13,599)	(27.70)%
Landscaping	206,622	218,010	(11,388)	(5.22)%
Supplies	18,172	16,281	1,891	11.61%
Cleaning	184,275	195,650	(11,375)	(5.81)%
Snow removal	(1,762)	(7,484)	5,722	(76.46)%
Painting	212,282	221,640	(9,358)	(4.22)%
Repairs	272,409	200,296	72,113	36.00%
Other	155,308	175,907	(20,599)	(11.71)%
Total Maintenance	$1,201,036	$1,176,246	$24,790	2.11%

Real Estate Taxes

Real estate taxes increased for the three months ended June 30, 2013 from the comparable period of 2012. The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended June 30, 2013 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended June 30, 2013 decreased over the comparable period of 2012 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended June 30, 2013 as compared to the same period in 2012.  The decrease is related to the completion of amortization of the acquired-in-place lease and tenant relationships intangible assets booked at acquisition and amortized over a 24-month period which did not extend into the three-month period ended June 30, 2013.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012
(Total Property Portfolio)

In addition to the reasons discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 are due mainly to the fluctuations in the actual properties owned during the comparative periods.  The increase in total operating and non-operating expenses was also attributable to increased expenses for the 2020 Lawrence Project which was completed during the first quarter of 2013, as expenses for the project were capitalized during the same period in 2012, in addition to increased incentive advisory fees. (Refer to Related Party Transactions on page 18 for further discussion.)

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 19 properties acquired or placed in service on or prior to January 1, 2012 and owned through June 30, 2013.

	Same Property Portfolio
	Six months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$35,354,543	$33,929,850	$1,424,693	4.20%
Utility reimbursement and other	3,215,789	2,967,030	248,759	8.38%
Total revenue	38,570,332	36,896,880	1,673,452	4.54%

Operating Expenses:
Operating	8,568,580	8,496,332	72,248	0.85%
Maintenance	2,058,858	2,234,697	(175,839)	(7.87)%
Real estate taxes	3,603,707	3,424,202	179,505	5.24%
General and administrative	—	—	—	—%
Management fees	1,541,959	1,463,349	78,610	5.37%
Incentive advisory fees	—	—	—	—%
Total operating expenses	15,773,104	15,618,580	154,524	0.99%

Net Operating Income	22,797,228	21,278,300	1,518,928	7.14%

Non-operating expenses:
Depreciation	11,739,677	12,499,149	(759,472)	(6.08)%
Interest, inclusive of amortization of deferred financing fees	12,239,265	12,426,279	(187,014)	(1.50)%
Amortization of acquired in-place leases and tenant relationships	5,378	36,072	(30,694)	(85.09)%
Total non-operating expenses	23,984,320	24,961,500	(977,180)	(3.91)%

Net loss	$(1,187,092)	$(3,683,200)	$2,496,108	67.77%

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

	Total Property Portfolio
	Six months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$35,929,035	$33,913,424	$2,015,611	5.94%
Utility reimbursement and other	3,342,132	2,969,704	372,428	12.54%
Total revenue	39,271,167	36,883,128	2,388,039	6.47%

Operating Expenses:
Operating	9,075,223	8,561,080	514,143	6.01%
Maintenance	2,113,072	2,234,698	(121,626)	(5.44)%
Real estate taxes	3,835,212	3,425,702	409,510	11.95%
General and administrative	1,237,899	1,324,342	(86,443)	(6.53)%
Management fees	2,396,786	2,287,663	109,123	4.77%
Incentive advisory fees	1,373,780	1,799,978	(426,198)	(23.68)%
Total operating expenses	20,031,972	19,633,463	398,509	2.03%

Net Operating Income	19,239,195	17,249,665	1,989,530	11.53%

Non-operating expenses:
Depreciation	12,759,624	12,499,149	260,475	2.08%
Interest, inclusive of amortization of deferred financing fees	13,057,302	12,306,267	751,035	6.10%
Amortization of acquired in-place leases and tenant relationships	5,377	36,072	(30,695)	(85.09)%
Total non-operating expenses	25,822,303	24,841,488	980,815	3.95%

Loss before equity in income (loss) of unconsolidated multifamily entities and discontinued operations	(6,583,108)	(7,591,823)	1,008,715	13.29%

Equity in income (loss) of unconsolidated multifamily entities	(1,631,103)	407,239	(2,038,342)	500.53%

Discontinued operations	18,748,838	5,913,936	12,834,902	217.03%

Net income (loss)	$10,534,627	$(1,270,648)	$11,805,275	929.08%

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2013 in comparison to the same period of 2012.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the six-month period ended June 30, 2013 of $1,193 per apartment unit increased by 3.56% over the 2012 rental rates of $1,152 for the same period, contributing to an increase of approximately $1,344,000 in rental revenue. Average physical occupancy for the 2013 Same Property Portfolio was 95.93%, which increased slightly from the 95.33% average in 2012, resulted in an overall increase in revenue of approximately $80,000. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

	Same Property Portfolio
	Six months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Rental
Market rent	$37,618,426	$36,273,983	$1,344,443	3.71%
Occupancy	(2,263,883)	(2,344,133)	80,250	(3.42)%
Total Rental	$35,354,543	$33,929,850	$1,424,693	4.20%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, due partially to increased utility reimbursements as a result of higher utility expenses.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Six months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$1,690,499	$1,453,631	$236,868	16.29%
Other	1,525,290	1,513,399	11,891	0.79%
Total Utility reimbursement and other	$3,215,789	$2,967,030	$248,759	8.38%

Operating Expenses

Operating

Operating expenses increased in the six months ended June 30, 2013 as compared to the same period of 2012. Higher utilities and health insurance expenses and lower gain on fixed assets replacement were partially offset by savings in state income taxes at Executive House in addition to savings in payroll and leasing expenses.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Six months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Operating
Payroll	$3,615,742	$3,667,629	$(51,887)	(1.41)%
Utilities	2,683,212	2,555,575	127,637	4.99%
Insurance	781,885	728,151	53,734	7.38%
Property-related G&A	886,893	971,800	(84,907)	(8.74)%
Leasing	346,838	370,590	(23,752)	(6.41)%
Advertising	296,448	311,155	(14,707)	(4.73)%
(Gain) loss on fixed assets replacement	(78,450)	(218,092)	139,642	(64.03)%
Other	36,012	109,524	(73,512)	(67.12)%
Total Operating	$8,568,580	$8,496,332	$72,248	0.85%

Maintenance

Maintenance expenses decreased in the six months ended June 30, 2013 as compared to the same period of 2012, mainly due to savings in repairs, landscaping and painting. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Six months ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
Maintenance
Pool service	$150,568	$142,589	$7,979	5.60%
Exterminating	69,607	87,574	(17,967)	(20.52)%
Landscaping	376,079	423,448	(47,369)	(11.19)%
Supplies	32,575	29,316	3,259	11.12%
Cleaning	350,332	365,854	(15,522)	(4.24)%
Snow removal	12,932	14,906	(1,974)	(13.24)%
Painting	381,156	416,013	(34,857)	(8.38)%
Repairs	409,709	431,934	(22,225)	(5.15)%
Other	275,900	323,063	(47,163)	(14.60)%
Total Maintenance	$2,058,858	$2,234,697	$(175,839)	(7.87)%

Real Estate Taxes

Real estate taxes increased for the six months ended June 30, 2013 from the comparable period of 2012.  The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the six months ended June 30, 2013 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the six months ended June 30, 2013 decreased over the comparable period of 2012 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the six months ended June 30, 2013 as compared to the same period in 2012.  The decrease is related to the completion of amortization of the acquired in-place leases and tenant relationships intangible assets booked at acquisition and amortized over a 24-month period which did not extend into the six-month period ended June 30, 2013.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012
(Total Property Portfolio)

In addition to the reasons discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 are due mainly to the fluctuations in the actual properties owned during the comparative periods.  The increase in total operating and non-operating expenses was also attributable to increased expenses for the 2020 Lawrence Project which was completed during the first quarter of 2013, as expenses for the project were capitalized during the same period in 2012. The increase in total operating expenses was partially offset by decreased incentive advisory fees. (Refer to Related Party Transactions on page 18 for further discussion.)

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

The following table presents a reconciliation of net income (loss) to FFO for the three and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$14,531,303	$(3,282,604)	$10,534,627	$(1,270,648)
Add:
Depreciation of real property	5,615,658	5,561,784	11,175,225	11,359,480
Depreciation of real property included in results of discontinued operations	256,118	673,904	513,336	1,474,474
Amortization of acquired in-place leases and tenant relationships	—	16,104	5,377	36,072
Equity in loss of unconsolidated multifamily entities	855,136	715,572	1,631,103	—
Funds from operations of unconsolidated multifamily entities, net of impairments	431,695	312,207	800,396	577,655
Less:
Funds from operations of noncontrolling interest in properties	(161,439)	(352,865)	(337,988)	(664,832)
Gain on disposition of real estate assets	(18,689,058)	(32,887)	(18,689,058)	(6,622,210)
Equity in income of unconsolidated multifamily entities	—	—	—	(407,239)
Funds from Operations	$2,839,413	$3,611,215	$5,633,018	$4,482,752

FFO for the three months ended June 30, 2013 decreased as compared to the same period ended June 30, 2012 and increased for the six months ended June 30, 2013 as compared to the six-month period ended June 30, 2012.  The decrease in FFO for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is mainly attributable to increased expenses, specifically incentive advisory fees, real estate taxes and interest expenses, which exceeded the increase in revenue for the comparable periods. The increase in FFO for the six months ended June 30, 2013 compared to the same period ended June 30, 2012 is due primarily to increased revenue and lower incentive advisory fees, which were partially offset by higher real estate taxes and interest expense as the 2020 Lawrence Project was completed in the first quarter of 2013.

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

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of echo boomers (children of baby boomers, age 20 to 29), the fastest growing segment of the population, and an increasing number of immigrants who are often renters by necessity. In many cases, the current economic climate has delayed many potential residents from entering the rental market as many have chosen to remain at home or to share rental units instead of renting their own space. This trend may be creating a backlog of potential residents who will enter the market as the economy rebounds and unemployment rates continue to trend back to historical norms. The Company's properties are principally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio through the remainder of this economic recovery and is prepared to take advantage of opportunities that present themselves during such times.

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

The following table presents scheduled principal and interest payments and related weighted average interest rates by expected maturity dates for mortgage notes payable as of June 30, 2013.

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate Debt	$42,658,216	$50,345,341	$63,169,749	$73,012,841	$39,800,983	$194,088,359	$463,075,489
Interest Payments (2)	12,924,577	23,319,767	18,405,402	16,308,651	12,449,798	87,839,289	171,247,484
Average Interest Rate(1)(2)	5.60%	5.66%	5.68%	5.69%	5.69%	5.63%	5.60%

(1)	The Company's mortgage notes are fixed rate instruments; therefore, the Company's outstanding mortgage debt is not sensitive to changes in the capital markets except upon maturity.

(2)
Interest payments represent amounts expected to be made on outstanding debt as of June 30, 2013. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The following table presents scheduled principal and interest payments and related stated interest rates by expected maturity dates for the note payable - other as of June 30, 2013.

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

(3)
Interest payments represent amounts expected to be made on outstanding debt as of June 30, 2013. Average interest rate represents the stated interest rates on the note payable - other for the respective period.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There were no material litigation developments during the quarter. See Note 12 - Legal Proceedings of Notes to Consolidated Financial Statements.

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2012 as filed with the SEC on March 28, 2013. As of June 30, 2013, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

101.
The following materials from Berkshire Income Realty, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
August 14, 2013	/s/ David C. Quade
David C. Quade
President and Principal Executive Officer

August 14, 2013	/s/ David E. Doherty
David E. Doherty
Senior Vice President and Principal Financial Officer