Form 10-Q
period 2013-09-30
BERKSHIRE INCOME REALTY, INC.
filed 2013-11-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of November 13, 2013.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $235,968,144 and $235,825,752, respectively	$379,127,145	$402,999,104
Cash and cash equivalents	9,312,414	12,224,361
Cash restricted for tenant security deposits	1,267,396	1,332,178
Replacement reserve escrow	1,086,540	986,790
Prepaid expenses and other assets	8,275,848	9,545,966
Investments in unconsolidated multifamily entities	14,655,404	16,873,924
Acquired in-place leases and tenant relationships, net of accumulated amortization of $0 and $599,702, respectively	—	5,377
Deferred expenses, net of accumulated amortization of $3,252,650 and $3,096,284, respectively	2,838,489	3,210,510
Total assets	$416,563,236	$447,178,210

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$461,726,623	$478,185,998
Note payable - other	1,250,000	1,250,000
Due to affiliates, net	2,051,898	3,446,460
Due to affiliate, incentive advisory fees	7,592,536	6,634,261
Dividend and distributions payable	3,637,607	1,137,607
Accrued expenses and other liabilities	9,882,792	15,081,550
Tenant security deposits	1,549,398	1,475,298
Total liabilities	487,690,854	507,211,174

Commitments and contingencies (Note 9)	—	—

Deficit:
Noncontrolling interest in properties	1,046,067	1,527,431
Noncontrolling interest in Operating Partnership (Note 10)	(100,096,200)	(89,708,267)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Accumulated deficit	(42,302,377)	(42,077,020)
Total deficit	(71,127,618)	(60,032,964)

Total liabilities and deficit	$416,563,236	$447,178,210

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Rental	$18,468,549	$17,303,581	$54,397,584	$51,217,005
Utility reimbursement	866,346	722,752	2,556,845	2,176,382
Other	867,340	768,984	2,518,973	2,285,058
Total revenue	20,202,235	18,795,317	59,473,402	55,678,445
Expenses:
Operating	4,587,613	4,473,126	13,662,836	13,034,206
Maintenance	1,384,633	1,321,345	3,497,705	3,556,043
Real estate taxes	1,770,935	1,694,010	5,606,147	5,119,712
General and administrative	505,702	554,381	1,743,601	1,878,723
Management fees	1,208,938	1,170,760	3,605,724	3,458,423
Incentive advisory fees	423,153	173,217	1,796,933	1,973,195
Depreciation	6,397,609	5,984,472	19,157,233	18,483,621
Interest, inclusive of amortization of deferred financing fees	6,784,545	5,680,646	19,841,847	17,986,913
Amortization of acquired in-place leases and tenant relationships	—	16,104	5,377	52,176
Total expenses	23,063,128	21,068,061	68,917,403	65,543,012
Loss before equity in loss of unconsolidated multifamily entities	(2,860,893)	(2,272,744)	(9,444,001)	(9,864,567)
Equity in loss of unconsolidated multifamily entities	(24,499)	(653,110)	(1,655,602)	(245,871)
Loss from continuing operations	(2,885,392)	(2,925,854)	(11,099,603)	(10,110,438)
Discontinued operations:
Income (loss) from discontinued operations	(12,444)	223,502	47,336	(484,772)
Gain on disposition of real estate assets	—	—	18,689,058	6,622,210
Net income (loss) from discontinued operations	(12,444)	223,502	18,736,394	6,137,438
Net income (loss)	(2,897,836)	(2,702,352)	7,636,791	(3,973,000)
Net income attributable to noncontrolling interest in properties	(25,553)	(127,684)	(40,361)	(345,990)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 10)	4,488,677	4,397,555	(2,509,405)	9,121,238
Net income attributable to the Company	1,565,288	1,567,519	5,087,025	4,802,248
Preferred dividend	(1,675,194)	(1,675,194)	(5,025,582)	(5,025,583)
Net income (loss) available to common shareholders	$(109,906)	$(107,675)	$61,443	$(223,335)
Net loss from continuing operations attributable to the Company per common share, basic and diluted	$(0.07)	$(0.24)	$(13.28)	$(4.52)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$(0.01)	$0.16	$13.32	$4.36
Net income (loss) available to common shareholders per common share, basic and diluted	$(0.08)	$(0.08)	$0.04	$(0.16)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(unaudited)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(41,802,722)	$346,524	$(76,785,818)	$(48,017,124)
Net income (loss)	—	—	—	—	4,802,248	345,990	(9,121,238)	(3,973,000)
Contributions	—	—	—	—	—	291,701	—	291,701
Distributions	—	—	—	—	—	(1,295,182)	(1,685,796)	(2,980,978)
Distributions to preferred shareholders	—	—	—	—	(5,025,583)	—	—	(5,025,583)
Balance at September 30, 2012	2,978,110	$70,210,830	1,406,196	$14,062	$(42,026,057)	$(310,967)	$(87,592,852)	$(59,704,984)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,077,020)	$1,527,431	$(89,708,267)	$(60,032,964)
Net income	—	—	—	—	5,087,025	40,361	2,509,405	7,636,791
Contributions	—	—	—	—	—	399,718	—	399,718
Distributions	—	—	—	—	(286,800)	(921,443)	(12,897,338)	(14,105,581)
Distributions to preferred shareholders	—	—	—	—	(5,025,582)	—	—	(5,025,582)
Balance at September 30, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,302,377)	$1,046,067	$(100,096,200)	$(71,127,618)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$7,636,791	$(3,973,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	433,159	448,287
Amortization of acquired in-place leases and tenant relationships	5,377	52,176
Loss on extinguishment of debt	3,807	40,812
Depreciation	19,762,355	20,993,891
Equity in loss of unconsolidated multifamily entities	1,655,602	245,871
Gain on disposition of real estate assets	(18,689,058)	(6,622,210)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	138,882	127,615
Prepaid expenses and other assets	1,270,118	1,422,614
Due to/from affiliates	(1,394,562)	1,534,662
Due to affiliate - incentive advisory fees	958,275	1,590,076
Accrued expenses and other liabilities	(1,053,427)	1,220,523
Net cash provided by operating activities	10,727,319	17,081,317

Cash flows from investing activities:
Capital improvements	(12,308,567)	(33,065,794)
Proceeds from sale of multifamily apartment communities	30,958,927	13,929,990
Investments in unconsolidated multifamily entities	(305,175)	(581,030)
Distributions from investment in unconsolidated multifamily entities	868,093	700,075
Interest earned on replacement reserve deposits	(446)	(2,219)
Deposits to replacement reserve escrow	(140,785)	(131,985)
Withdrawal from replacement reserve escrow	41,481	—
Net cash provided by (used in) investing activities	19,113,528	(19,150,963)

Cash flows from financing activities:
Borrowings from mortgage notes payable	2,770,663	22,645,466
Principal payments on mortgage notes payable	(4,396,752)	(4,047,055)
Prepayments of mortgage notes payable	(14,833,286)	(5,506,728)
Borrowings from revolving credit facility - affiliate	1,627,000	1,691,000
Principal payments on revolving credit facility - affiliate	(1,627,000)	(7,349,422)
Deferred financing costs	(61,974)	(226,989)
Contributions from noncontrolling interest holders in properties	399,718	291,701
Distributions to noncontrolling interest holders in properties	(1,221,443)	(1,295,182)
Distributions to noncontrolling interest partners in Operating Partnership	(10,164,258)	(1,685,796)
Distributions to common shareholders	(219,880)	—
Distributions to preferred shareholders	(5,025,582)	(5,025,583)
Net cash used in financing activities	(32,752,794)	(508,588)

Net decrease in cash and cash equivalents	(2,911,947)	(2,578,234)
Cash and cash equivalents at beginning of period	12,224,361	9,645,420
Cash and cash equivalents at end of period	$9,312,414	$7,067,186

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2013	2012

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$20,622,669	$19,434,715
Capitalization of interest	425,271	1,814,313

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	120,308	2,465,914
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends declared and payable to common stockholders	66,920	—
Distributions payable	2,733,080	—
Write-off of fully amortized acquired in-place leases and tenant relationships	605,079	—

Sale of real estate:
Gross selling price	$31,500,000	$14,200,000
Cost of sale	(541,073)	(270,010)
Cash flows from sale of multifamily apartment communities	$30,958,927	$13,929,990

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of September 30, 2013, the Company owned, or had an interest in, 20 multifamily apartment communities consisting of 5,499 total apartment units, one multifamily development project and two unconsolidated multifamily entities. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the nine months ended September 30, 2013 and 2012, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the nine months ended September 30, 2013

The Company did not acquire any properties during the nine-month period ended September 30, 2013.

Discussion of dispositions for the nine months ended September 30, 2013

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

Consolidated Statements of Comprehensive Income (Loss)

For the nine months ended September 30, 2013 and 2012, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Out of period adjustments

During the third quarter of fiscal 2012, the Company recorded out of period adjustments that (i) decreased interest expense by an aggregate of $341,368 to reflect additional capitalization of interest relating to the three month periods ended March 31, 2012 and June 30, 2012 of $154,356 and $187,012, respectively, and (ii) reduced incentive advisory fees expense by $90,235 relating to an over accrual for such expenses during the three month period ended June 30, 2012.  The cumulative effect of out of period adjustments for the year ended December 31, 2012 was a $431,603 decrease in the net loss.  The Company has determined that these adjustments did not have an impact on any other prior annual period and were not material to any other prior interim periods, and the resulting correction is not material.

Distributions of $1,685,796 have been adjusted from Accumulated Deficit to Noncontrolling Interest-Operating Partnership to properly reflect such amounts within the Consolidated Statement of Changes in Deficit for the nine months ended September 30, 2012. Management has determined such adjustment to be immaterial to the overall financial statements.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30, 2013	December 31, 2012
Land	$60,871,969	$63,749,991
Buildings, improvement and personal property	554,223,320	575,074,865
Multifamily apartment communities	615,095,289	638,824,856
Accumulated depreciation	(235,968,144)	(235,825,752)
Multifamily apartment communities, net	$379,127,145	$402,999,104

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the nine months ended September 30, 2013 or twelve months ended December 31, 2012.

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

The results of operations for Arboretum, Arrowhead, Gables of Texas, Moorings, Riverbirch, Silver Hill and Walden Pond have been restated and are presented as results from discontinued operations in the Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012, respectively, pursuant to ASC 205-20.

The operating results of discontinued operations for the three and nine months ended September 30, 2013 and 2012 are presented in the following table.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Rental	$5,203	$2,902,238	$2,020,361	$9,063,449
Utility reimbursement	—	157,046	230,542	473,964
Other	52,604	140,063	297,838	438,933
Total revenue	57,807	3,199,347	2,548,741	9,976,346

Expenses:
Operating	37,440	937,408	810,822	3,053,481
Maintenance	7,697	266,331	136,819	719,375
Real estate taxes	23,097	292,105	288,619	1,009,645
General and administrative	—	17,394	31,663	37,529
Management fees	2,017	127,948	96,567	390,992
Depreciation	—	784,645	605,122	2,510,270
Interest, inclusive of amortization of deferred financing fees	—	550,014	527,986	2,699,013
Loss on extinguishment of debt	—	—	3,807	40,813
Total expenses	70,251	2,975,845	2,501,405	10,461,118

Income (loss) from discontinued operations	$(12,444)	$223,502	$47,336	$(484,772)

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

In accordance with ASC 810-10 issued by FASB, as amended by ASU 2009-17, related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the fact that the holders of the equity investment at risk lack the power, through voting or similar rights, to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

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

As of September 30, 2013, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7% and had received distributions from BVF of $2,268,243, or approximately 9.7%, of its committed capital. On October 8, 2013, the Company received $1,715,183 of distribution from BVF for total distributions of $3,983,426, or approximately 17%, of its committed capital.

The summarized statement of assets, liabilities and partners’ capital (deficit) of BVF is as follows:

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$751,632,874	$807,747,897
Cash and cash equivalents	17,657,099	16,851,009
Other assets	19,309,148	16,927,659
Total assets	$788,599,121	$841,526,565

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$768,087,440	$800,968,937
Revolving credit facility	16,300,000	16,300,000
Other liabilities	24,733,784	22,050,147
Noncontrolling interest	(13,302,467)	(9,478,084)
Partners’ capital (deficit)	(7,219,636)	11,685,565
Total liabilities and partners’ capital (deficit)	$788,599,121	$841,526,565

Company’s share of partners’ capital (deficit)	$(505,428)	$818,078
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$98,967	$1,422,473

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At September 30, 2013 and December 31, 2012, the differential related mainly to $583,240 which represents the Company’s share of syndication costs incurred by BVF, which was not an item required to be funded via a capital investment by the Company.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of September 30, 2013 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the nine months ended September 30, 2013 or twelve months ended December 31, 2012.

The summarized statements of operations of BVF for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$34,116,230	$32,825,227	$101,002,262	$101,162,295
Expenses	(42,051,265)	(43,526,428)	(125,568,161)	(136,137,762)
Gain on property sales and extinguishment of debt (2)	14,339,915	615,203	14,261,091	28,742,497
Noncontrolling interest	1,196,501	1,683,415	3,799,608	5,183,466
Net income (loss) attributable to investment	$7,601,381	$(8,402,583)	$(6,505,200)	$(1,049,504)

Equity in income (loss) of unconsolidated limited partnership (1)(2)	$532,154	$(588,242)	$(455,413)	$(73,472)

(1)	There were no impairment indicators or impairment writeoffs in the nine months ended September 30, 2013 or 2012.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the nine months ended September 30, 2012, BVF recorded a net gain on the disposition of eight properties. The gain on the sale was $28,742,497, of which the Company's share was approximately $2,012,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, BVF recorded a net gain on the disposition of one property. The gain on the sale was $14,261,091, of which the Company's share was approximately $998,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the nine months ended September 30, 2013.

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

As of September 30, 2013, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company's maximum exposure to loss in NoMa JV is its investment of capital of $14,520,000.

The summarized statement of assets, liabilities and members’ capital of NoMa JV is as follows:

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$127,434,358	$114,349,590
Cash and cash equivalents	1,071,560	565,453
Other assets	631,377	738,983
Total assets	$129,137,295	$115,654,026

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage note payable	$79,632,107	$63,413,844
Other liabilities	6,597,332	5,419,184
Noncontrolling interest	4,290,786	4,682,100
Members’ capital	38,617,070	42,138,898
Total liabilities and members’ capital	$129,137,295	$115,654,026

Company’s share of members’ capital	$12,872,356	$14,046,299
Basis differential (1)	$1,684,081	$1,405,152
Carrying value of the Company’s investment in unconsolidated limited liability company (2)	$14,556,437	$15,451,451

(1)
This amount represents capitalized interest, net of amortization, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital investment in NoMa JV.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of September 30, 2013 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the nine months ended September 30, 2013 or twelve months ended December 31, 2012.

The summarized statements of operations of NoMa JV for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$1,522,546	$1,556	$2,804,862	$1,556
Expenses	(3,290,569)	(217,783)	(6,718,005)	(576,220)
Noncontrolling interest	176,802	21,622	391,314	57,466
Net loss attributable to investment	$(1,591,221)	$(194,605)	$(3,521,829)	$(517,198)

Equity in loss of unconsolidated limited liability company	$(530,407)	$(64,868)	$(1,173,943)	$(172,399)
Amortization of basis	(26,246)	—	(26,246)	—
Adjusted equity in loss of unconsolidated limited liability company	$(556,653)	$(64,868)	$(1,200,189)	$(172,399)

4.    MORTGAGE NOTES PAYABLE

On March 31, 2011, the Operating Partnership, through the joint venture ("JV 2020 Lawrence") formed with its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), Zocalo Community Development, Inc. ("Zocalo") and JB 2020, LLC, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by the U.S. Department of Housing and Urban Development ("HUD").  The construction loan was converted to permanent financing on June 27, 2013 with a term of 40 years and has a fixed interest rate of 5.00%.  The loan will mature on February 1, 2053. The proceeds of the financing were used to develop a mid-rise multifamily apartment building in Denver, Colorado (the "2020 Lawrence Project").  As of September 30, 2013, the Company received proceeds pursuant to the loan of $45,463,100, of which $2,770,663 was received during the nine months ended September 30, 2013. As of September 30, 2013, the outstanding balance on the loan was $45,221,260.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement and is based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.   Debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximated $490,725,000 and $543,557,000 at September 30, 2013 and December 31, 2012, respectively.

5.    REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company. The credit facility was amended on May 31, 2007 to add additional terms to the credit facility ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The credit facility provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter's, and fees based on borrowings under the credit facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement had a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the credit facility were agreed upon through negotiations and were approved by the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE MKT LLC) ("Audit Committee"). Subsequent to its exercise of extension rights, the Company on May 31, 2007 executed Amendment No.1 that provides for an extension of the maturity date by replacing the then current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the agreement and render all outstanding amounts due and payable. Amendment No. 1 also added a clean-up requirement to the agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The clean-up requirement for the current 365-day period was satisfied on July 9, 2013.

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

During the nine months ended September 30, 2013 and 2012, the Company borrowed $1,627,000 and $1,691,000, respectively, under the revolving credit facility and repaid $1,627,000 and $7,349,422 of advances, respectively, during the same periods.  The Company incurred interest charges of $32,981 and $146,653 related to the credit facility during the nine months ended September 30, 2013 and 2012, respectively. The Company did not pay any commitment fees during the nine months ended September 30, 2013 or 2012. There was no outstanding balance under the credit facility as of September 30, 2013 and December 31, 2012.

The Company determines the fair value of the revolving credit facility in accordance with authoritative guidance related to fair value measurement. The Company has determined that as a result of the 60-day termination notice provision of the revolving credit facility that requires payment of all outstanding balances upon notification by the lender (other observable inputs or Level 3 inputs, as defined by the authoritative guidance), that the fair value of the revolving credit facility approximated the outstanding principal balance of the revolving credit facility at September 30, 2013 and December 31, 2012.

6.    NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo, the managing member of JV 2020 Lawrence, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of the 2020 Lawrence Project. The Colorado Energy Loan has a term of 10 years and an interest rate of 5% per annum. The Colorado Energy Loan will mature on June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of September 30, 2013 and December 31, 2012, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - other" approximated $1,328,000 and $1,357,000 at September 30, 2013 and December 31, 2012, respectively.

7.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the nine months ended September 30, 2013 and 2012, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,582 and $5,025,583, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013 and 2012, the Company made tax payments of $300,000 and $0, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, of which $0 and $300,000 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013 and 2012, the Company made tax payments of $1,184,138 and $1,685,796, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

During the nine months ended September 30, 2012, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to the common general and common limited partners or a common dividend on the Company’s Class B common stock.

On August 6, 2013, the Board authorized the general partner of the Operating Partnership to make a special distribution of $12,000,000 from the proceeds of the sale of Walden Pond and Gables of Texas to the common general partner and noncontrolling interest partners in Operating Partnership. Also on August 6, 2013, the Board declared a common dividend of $0.203954 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. On August 28, 2013, the Operating Partnership made a special distribution of $9,200,000 to the common general partner and noncontrolling interest partners in Operating Partnership. For the nine months ended September 30, 2013 and 2012, the Company’s aggregate distribution to noncontrolling interest partners in Operating Partnership totaled $11,713,200 and $0, respectively, of which $2,733,080 and $0 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2013 and December 31, 2012, respectively.

Concurrently with the Operating Partnership distributions on August 28, 2013, the common dividend was paid from the special distribution proceeds of the common general partner. For the nine months ended September 30, 2013 and 2012, the Company’s aggregate dividends on the Class B common stock totaled $286,800 and $0, respectively, of which $66,920 and $0 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2013 and December 31, 2012, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

8.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 follows:

		Three months ended		Nine months ended
		September 30,		September 30,
		2013	2012	2013	2012
Loss from continuing operations prior to adjustments		$(2,885,392)	$(2,925,854)	$(11,099,603)	$(10,110,438)
Add:	Net loss attributable to noncontrolling interest in Operating Partnership	$4,488,677	$4,397,555	—	9,121,238
Less:	Preferred dividends	$(1,675,194)	$(1,675,194)	(5,025,582)	(5,025,583)
	Net income attributable to noncontrolling interest in properties	$(25,553)	$(127,684)	(40,361)	(345,990)
	Net income attributable to noncontrolling interest in Operating Partnership	$—	$—	(2,509,405)	—
Loss from continuing operations		$(97,462)	$(331,177)	$(18,674,951)	$(6,360,773)

Net income (loss) from discontinued operations		$(12,444)	$223,502	$18,736,394	$6,137,438

Net income (loss) available to common shareholders		$(109,906)	$(107,675)	$61,443	$(223,335)

Net loss from continuing operations attributable to the Company per common share, basic and diluted		$(0.07)	$(0.24)	$(13.28)	$(4.52)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted		$(0.01)	$0.16	$13.32	$4.36
Net income (loss) available to common shareholders per common share, basic and diluted		$(0.08)	$(0.08)	$0.04	$(0.16)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196	1,406,196

Dividend declared per common share		$0.203954	$—	$0.203954	$—

For the nine months ended September 30, 2013 and 2012, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has a commitment to one joint venture multifamily development project as of September 30, 2013. The project is a 154-unit multifamily apartment development project in Walnut Creek, California (the "Walnut Creek Project"). The Company will own a 98% interest in the project once fully committed and its current total commitment in the joint venture is approximately $16.9 million. The Walnut Creek Project was delayed due to environmental and regulatory requirements. The Company is currently reviewing a revised development budget, which reflects revisions in construction costs and operating assumptions. The revised development budget and operating assumptions are subject to the review and approval of the Company's investment committee. The construction is projected to start in the first quarter of 2014. As of September 30, 2013, the Company has made capital contributions totaling approximately $1,286,000. The Company consolidates its investment in the Walnut Creek Project.

10.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net income (loss) attributable to noncontrolling interest in the Operating Partnership for the three and nine months ended September 30, 2013 and 2012:

		Three months ended		Nine months ended
		September 30,		September 30,
		2013	2012	2013	2012
Net income (loss)		$(2,897,836)	$(2,702,352)	$7,636,791	$(3,973,000)
Adjust:	Net income attributable to noncontrolling interest in properties	(25,553)	(127,684)	(40,361)	(345,990)
Income (loss) before noncontrolling interest in Operating Partnership		(2,923,389)	(2,830,036)	7,596,430	(4,318,990)
Preferred dividend		(1,675,194)	(1,675,194)	(5,025,582)	(5,025,583)
Income (loss) available to common equity		(4,598,583)	(4,505,230)	2,570,848	(9,344,573)
Noncontrolling interest in Operating Partnership		97.61%	97.61%	97.61%	97.61%
Net income (loss) attributable to noncontrolling interest in Operating Partnership		$(4,488,677)	$(4,397,555)	$2,509,405	$(9,121,238)

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the nine months ended
	September 30,
	2013	2012
Balance at beginning of period	$(89,708,267)	$(76,785,818)
Net income (loss) attributable to noncontrolling interest in Operating Partnership	2,509,405	(9,121,238)
Distributions to noncontrolling interest partners in Operating Partnership	(12,897,338)	(1,685,796)
Balance at end of period	$(100,096,200)	$(87,592,852)

Distributions of $1,685,796 have been adjusted from Accumulated Deficit to Noncontrolling Interest-Operating Partnership to properly reflect such amounts within the Consolidated Statement of Changes in Deficit for the nine months ended September 30, 2012. Management has determined such adjustment to be immaterial to the overall financial statements.

As of September 30, 2013 and December 31, 2012, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

11.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Property management fees	$781,559	$886,392	$2,418,068	$2,612,471
Expense reimbursements	60,228	53,325	159,035	159,975
Salary reimbursements	2,083,615	2,410,538	6,633,072	7,414,115
Asset management fees	407,913	412,315	1,223,740	1,236,945
Incentive advisory fee	423,153	173,217	1,796,933	1,973,195
Construction management fees	87,925	73,018	207,043	114,105
Development fees	—	69,705	69,715	209,115
Interest on revolving credit facility	—	31,745	32,981	146,653
Total	$3,844,393	$4,110,255	$12,540,587	$13,866,574

Amounts due to affiliates of $2,051,898 and $3,446,460 are included in “Due to affiliates, net” at September 30, 2013 and December 31, 2012, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $4,917,567 and $6,505,338 at September 30, 2013 and December 31, 2012, respectively, and amounts due from affiliates of $2,865,669 and $3,058,878 at September 30, 2013 and December 31, 2012, respectively.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $2,418,068 and $2,612,471 of property management fees in the nine-month periods ended September 30, 2013 and 2012, respectively.

The Company also reimburses affiliates for certain expenses incurred in connection with the operation of the properties, including administrative expenses and salary reimbursements.

The Company reimburses an affiliate, Berkshire Advisor, for overhead expenses related to legal and tax services. The Company incurred $159,035 and $159,975 of expense reimbursements during the nine months ended September 30, 2013 and 2012, respectively.

The Company reimburses an affiliate, Berkshire Advisor, for payroll expenses related to accounting services and property operations. The Company incurred $6,633,072 and $7,414,115 of salary reimbursements during the nine months ended September 30, 2013 and 2012, respectively.

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

On November 12, 2009, the Audit Committee and the Board of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 ("Base Value").  The Company is required to accrue incentive advisory fees payable to Berkshire Advisor up to 12% of the increase in fair value of the Company above the established Base Value.  The Company has recorded $1,796,933 and $1,973,195 of incentive advisory fees during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the accrued liability of $7,592,536 and $6,634,261, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the plan will approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $838,657 and $0 of incentive advisory fee payments during the nine months ended September 30, 2013 and 2012, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company did not make any acquisitions during the nine months ended September 30, 2013 and 2012.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $207,043 and $114,105 in construction management fees for the nine months ended September 30, 2013 and 2012, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees were based on the project’s development/construction costs. During the nine months ended September 30, 2013 and 2012, the Company incurred $69,715 and $209,115, respectively, on the 2020 Lawrence Project. As of September 30,

2013, $557,650 has been paid to BRD and construction is completed.  The Company did not incur any development fees on the Walnut Creek Project or the NoMa Project to BRD for the nine months ended September 30, 2013 and 2012.

During the nine months ended September 30, 2013 and 2012, the Company borrowed $1,627,000 and $1,691,000, respectively, under the revolving credit facility and repaid $1,627,000 and $7,349,422 of advances, respectively, during the same periods.  The Company incurred interest of $32,981 and $146,653 related to the credit facility during the nine months ended September 30, 2013 and 2012, respectively. The Company did not pay any commitment fees during the nine months ended September 30, 2013 or 2012. There was no outstanding balance under the credit facility as of September 30, 2013 and December 31, 2012.

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

13.    PROFORMA CONDENSED FINANCIAL INFORMATION

During the nine months ended September 30, 2013 and 2012, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

14.    SUBSEQUENT EVENTS

The first and second mortgages on the Berkshires of Columbia property were scheduled to mature on November 1, 2013. The Company exercised the extension options available under the terms of the loans to extend the maturity dates from November 1, 2013 to November 1, 2014. On November 1, 2013, the mortgages were converted to adjustable rate mortgages with a variable interest rate of LIBOR plus 2.40% until the extended maturity date of November 1, 2014.

On November 1, 2013, the Company through its joint venture partnership for the Walnut Creek Project, acquired the land associated with the development project. The purchase price was $5.6 million and the Company assumed the seller's outstanding loan in the amount of $4.8 million. The transaction was subject to normal prorations and adjustments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc. (the “Company”) and the related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As of November 13, 2013, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine months ended September 30, 2013 included the following:

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

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2013 and December 31, 2012, the Company had $9,312,414 and $12,224,361 of cash and cash equivalents, respectively.  Cash provided and used by the Company for three- and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash provided by operating activities	$2,747,200	$5,785,750	$10,727,319	$17,081,317
Cash (used in) provided by investing activities	(2,079,416)	(10,645,963)	19,113,528	(19,150,963)
Cash (used in) provided by financing activities	(12,137,453)	5,131,407	(32,752,794)	(508,588)

During the nine months ended September 30, 2013, cash decreased by $2,911,947.  The overall decrease was due primarily to prepayments of mortgage notes payable of $14,833,286 and capital expenditures of $12,308,567, related to renovation and development related activities of $9,088,267 and recurring capital expenditures of $3,220,300. The decrease was also attributable to the Company's distributions of $10,164,258 to its noncontrolling interest partners in Operating Partnership and $5,025,582 to its preferred shareholders. The decrease was partially offset by proceeds received from sale of Walden Pond and Gables of Texas of $30,958,927 and borrowings from the mortgage notes payable of $2,770,663.

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

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred shareholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities, property sales and advances on the revolving credit facility. Funds required to make distributions to common shareholders and Operating Partnership unitholders are funded by operating and refinancing proceeds.

The Company intends to meet its long-term liquidity requirements through property sales, property debt financing and refinancing, noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of September 30, 2013, approximately $154,824,000 of principal, or 33.5% of the Company’s outstanding mortgage debt, is due to be repaid through 2015.  During that period, principal of $40,265,000, $46,287,000 and $60,137,000 relates to loans that are due to mature and be repaid in full in 2013, 2014 and 2015, respectively.  All other payments of principal during the three-year period are normal recurring monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of September 30, 2013, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exception of Walnut Creek which has no mortgage.

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

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company.  The credit facility does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of September 30, 2013 and December 31, 2012, there was no outstanding balance on the credit facility. An amendment to the original agreement provided for an “Amendment Period” during which the available credit was increased to $40,000,000 from $20,000,000 as well as changes to other provisions. The Amendment Period expired on July 31, 2012 and reverted back to the original credit amount of $20,000,000.

Capital Expenditures

Payments for capital expenditures totaled $12,308,567 and $33,065,794 for the nine months ended September 30, 2013 and 2012, respectively. The Company paid $3,220,300 and $4,790,801 for recurring capital expenditures during the nine months ended September 30, 2013 and 2012, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $9,088,267 and $28,274,993 for renovation and development related capital expenditures during the nine months ended September 30, 2013 and 2012, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On February 10, 2011, the Operating Partnership, through BIR 2020, entered into an agreement to acquire a 91.08% ownership interest in the 2020 Lawrence Project to develop a 231-unit multifamily mid-rise community in Denver, Colorado. As of September 30, 2013, the project development costs incurred were approximately $52,272,000, of the total budgeted costs of approximately $55,500,000, of which $45,463,100 was funded by HUD-insured financing. The Company's total capital commitment to the joint venture is $8,000,000. The Company had invested 100% of its total committed capital amount of $8,000,000 as of September 30, 2013. As of September 30, 2013, the development was completed under budget. The Company consolidates its investment in the 2020 Lawrence Project.

On March 2, 2011, the Operating Partnership, through its investment in NoMa JV, acquired a 30% joint venture partnership interest to develop a 603-unit multifamily apartment community in Washington, D.C. (the "NoMa Project"). As of September 30, 2013, the project development costs incurred were approximately $130,671,000, of the total budgeted costs of approximately $143,400,000. The Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV as of September 30, 2013. As of September 30, 2013, the NoMa Project was completed under budget. The Company accounts for its investment in NoMa JV as an equity method investment.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity related to the development of a 154-unit multifamily apartment building in Walnut Creek, California (the "Walnut Creek Project"), which is currently in the entitlement phase. Once fully committed, the Company's ownership percentage will be 98%. As of September 30, 2013, the project development costs incurred were approximately $2,751,000, of the total budgeted costs of approximately $65,403,000. Total capital currently committed to the project is approximately $16,873,000. As of September 30, 2013, the Company has made capital contributions of approximately $1,286,000, or 7.6% of its current total commitment. The Walnut Creek Project was delayed due to environmental and regulatory requirements. The Company is currently reviewing a revised development budget, which reflects revisions in construction costs and operating assumptions. The revised development budget and operating assumptions are subject to the review and approval of the Company's investment committee. The construction is projected to start in the first quarter of 2014. The Company consolidates its investment in the Walnut Creek Project.

The following table presents a summary of the development project, in which the Company holds direct or indirect fee simple interests:

Development Project	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date September 30, 2013 (in millions)	Anticipated Completion Date
Walnut Creek (2)	154	854	145,550	65.4	2.8	Q3 2015
Total / Average	154	854	145,550	$65.4	$2.8

(1)	Includes retail space of 14,000 sq ft at the Walnut Creek Project.

(2)
The Company is currently reviewing a revised development budget, which reflects revisions in construction costs and operating assumptions and is subject to the approval of the Company's investment committee.

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

The Company’s capital budgets for 2013 anticipate spending approximately $7,551,000 for ongoing capital needs.  As of September 30, 2013, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the nine months ended September 30, 2013

The Company did not acquire any properties during the nine-month period ended September 30, 2013.

Discussion of dispositions for the nine months ended September 30, 2013

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price was $31,500,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the nine months ended September 30, 2013 and 2012, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,582 and $5,025,583, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2013 and December 31, 2012.

During the nine months ended September 30, 2013 and 2012, the Company made tax payments of $300,000 and $0, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties, of which $0 and $300,000 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013 and 2012, the Company made tax payments of $1,184,138 and $1,685,796, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

During the nine months ended September 30, 2012, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly distributions to the common general and common limited partners or a common dividend on the Company’s Class B common stock.

On August 6, 2013, the Board authorized the general partner of the Operating Partnership to make a special distribution of $12,000,000 from the proceeds of the sale of Walden Pond and Gables of Texas to the common general partner and noncontrolling interest partners in Operating Partnership. Also on August 6, 2013, the Board declared a common dividend of $0.203954 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. On August 28, 2013, the Operating Partnership made a special distribution of $9,200,000 to the common general partner and noncontrolling interest partners in Operating Partnership. For the nine months ended September 30, 2013 and 2012, the Company’s aggregate distribution to noncontrolling interest partners in Operating Partnership totaled $11,713,200 and $0, respectively, of which $2,733,080 and $0 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2013 and December 31, 2012, respectively.

Concurrently with the Operating Partnership distributions on August 28, 2013, the common dividend was paid from the special distribution proceeds of the common general partner. For the nine months ended September 30, 2013 and 2012, the Company’s aggregate dividends on the Class B common stock totaled $286,800 and $0, respectively, of which $66,920 and $0 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2013 and December 31, 2012, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Nine months ended				Nine months ended
	September 30, 2013				September 30, 2012
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	2,189	966	$1,153	$11	2,396	954	$1,074	$24
Renewed leases	2,045	963	$1,176	$—	2,509	953	$1,100	$—

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the nine months ended September 30, 2013 and 2012. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during nine-month periods ended September 30, 2013 and September 30, 2012, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the Company also presents the comparison of operating results for the nine months ended September 30, 2013 and 2012 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the Consolidated Statement of Operations.  For the three months ended September 30, 2013 and 2012, net income (loss) was $(2,897,836) and $(2,702,352), respectively. For the nine months ended September 30, 2013 and 2012, net income (loss) was $7,636,791 and $(3,973,000), respectively. A reconciliation of the Company’s NOI to net income (loss) for the three- and nine-month periods ended September 30, 2013 and 2012 is presented as part of the following tables.

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 19 properties acquired or placed in service on or prior to January 1, 2012 and owned through September 30, 2013.

	Same Property Portfolio
	Three months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$17,876,450	$17,302,664	$573,786	3.32%
Utility reimbursement and other	1,598,745	1,489,723	109,022	7.32%
Total revenue	19,475,195	18,792,387	682,808	3.63%

Operating Expenses:
Operating	4,354,984	4,357,543	(2,559)	(0.06)%
Maintenance	1,337,779	1,319,807	17,972	1.36%
Real estate taxes	1,655,934	1,694,010	(38,076)	(2.25)%
General and administrative	—	—	—	—%
Management fees	779,542	751,944	27,598	3.67%
Incentive advisory fees	—	—	—	—%
Total operating expenses	8,128,239	8,123,304	4,935	0.06%

Net Operating Income	11,346,956	10,669,083	677,873	6.35%

Non-operating expenses:
Depreciation	5,856,147	5,984,472	(128,325)	(2.14)%
Interest, inclusive of amortization of deferred financing fees	6,179,475	6,251,052	(71,577)	(1.15)%
Amortization of acquired in-place leases and tenant relationships	—	16,104	(16,104)	(100.00)%
Total non-operating expenses	12,035,622	12,251,628	(216,006)	(1.76)%

Net loss	$(688,666)	$(1,582,545)	$893,879	56.48%

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

	Total Property Portfolio
	Three months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,468,549	$17,303,581	$1,164,968	6.73%
Utility reimbursement and other	1,733,686	1,491,736	241,950	16.22%
Total revenue	20,202,235	18,795,317	1,406,918	7.49%

Operating Expenses:
Operating	4,587,613	4,473,126	114,487	2.56%
Maintenance	1,384,633	1,321,345	63,288	4.79%
Real estate taxes	1,770,935	1,694,010	76,925	4.54%
General and administrative	505,702	554,381	(48,679)	(8.78)%
Management fees	1,208,938	1,170,760	38,178	3.26%
Incentive advisory fees	423,153	173,217	249,936	144.29%
Total operating expenses	9,880,974	9,386,839	494,135	5.26%

Net Operating Income	10,321,261	9,408,478	912,783	9.70%

Non-operating expenses:
Depreciation	6,397,609	5,984,472	413,137	6.90%
Interest, inclusive of amortization of deferred financing fees	6,784,545	5,680,646	1,103,899	19.43%
Amortization of acquired in-place leases and tenant relationships	—	16,104	(16,104)	(100.00)%
Total non-operating expenses	13,182,154	11,681,222	1,500,932	12.85%

Loss before equity in loss of unconsolidated multifamily entities and discontinued operations	(2,860,893)	(2,272,744)	(588,149)	(25.88)%

Equity in loss of unconsolidated multifamily entities	(24,499)	(653,110)	628,611	96.25%

Discontinued operations	(12,444)	223,502	(235,946)	(105.57)%

Net loss	$(2,897,836)	$(2,702,352)	$(195,484)	(7.23)%

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended September 30, 2013 in comparison to the same period of 2012.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the three-month period ended September 30, 2013 of $1,207 per apartment unit increased by 3.07% over the 2012 rental rates of $1,171 for the same period, contributing to an increase of approximately $565,000 in rental revenue. Average physical occupancy for the 2013 Same Property Portfolio was 95.96%, which increased from the 95.62% average in 2012, resulted in an overall increase in revenue of approximately $9,000. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

	Same Property Portfolio
	Three months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Rental
Market rent	$18,973,419	$18,408,881	$564,538	3.07%
Occupancy	(1,096,969)	(1,106,217)	9,248	0.84%
Total Rental	$17,876,450	$17,302,664	$573,786	3.32%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, due primarily to increased utility reimbursements as a result of higher utility expenses for the applicable billing period, as utility expenses are typically billed back to tenants two months in arrears.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Three months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$821,410	$722,751	$98,659	13.65%
Other	777,335	766,972	10,363	1.35%
Total Utility reimbursement and other	$1,598,745	$1,489,723	$109,022	7.32%

Operating Expenses

Operating

Operating expenses decreased slightly in the three months ended September 30, 2013 as compared to the same period of 2012. Savings in state income taxes at Executive House were partially offset by higher payroll and property insurance expenses.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Three months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Operating
Payroll	$1,810,835	$1,755,272	$55,563	3.17%
Utilities	1,301,197	1,336,565	(35,368)	(2.65)%
Insurance	394,684	377,340	17,344	4.60%
Property-related G&A	490,665	467,818	22,847	4.88%
Leasing	197,438	222,604	(25,166)	(11.31)%
Advertising	147,862	164,683	(16,821)	(10.21)%
Other	12,303	33,261	(20,958)	(63.01)%
Total Operating	$4,354,984	$4,357,543	$(2,559)	(0.06)%

Maintenance

Maintenance expenses increased in the three months ended September 30, 2013 as compared to the same period of 2012, mainly due to increases in other expenses. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Three months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Maintenance
Pool service	$92,280	$83,388	$8,892	10.66%
Exterminating	41,575	42,950	(1,375)	(3.20)%
Landscaping	178,863	192,949	(14,086)	(7.30)%
Supplies	16,840	16,223	617	3.80%
Cleaning	228,235	234,879	(6,644)	(2.83)%
Painting	264,331	272,254	(7,923)	(2.91)%
Repairs	319,810	339,323	(19,513)	(5.75)%
Other	195,845	137,841	58,004	42.08%
Total Maintenance	$1,337,779	$1,319,807	$17,972	1.36%

Real Estate Taxes

Real estate taxes decreased for the three months ended September 30, 2013 from the comparable period of 2012. The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values and has received tax refunds of approximately $113,000 on two properties during the three months ended September 30, 2013. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three months ended September 30, 2013 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three months ended September 30, 2013 decreased over the comparable period of 2012 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the three months ended September 30, 2013 as compared to the same period in 2012.  The decrease is related to the completion of amortization of the acquired-in-place lease and tenant relationships intangible assets booked at acquisition and amortized over a 24-month period which did not extend into the three-month period ended September 30, 2013.

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012
(Total Property Portfolio)

In addition to the reasons discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 are due mainly to the fluctuations in the actual properties owned during the comparative periods.  Total revenue increased mainly due to the completion of the 2020 Lawrence Project during the first quarter of 2013. The increase in total operating and non-operating expenses was also attributable to increased expenses for the 2020 Lawrence Project, as expenses for the project were capitalized during the same period in 2012, in addition to increased incentive advisory fees. (Refer to Related Party Transactions on page 18 for further discussion.)

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 19 properties acquired or placed in service on or prior to January 1, 2012 and owned through September 30, 2013.

	Same Property Portfolio
	Nine months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$53,230,993	$51,232,514	$1,998,479	3.90%
Utility reimbursement and other	4,814,534	4,456,753	357,781	8.03%
Total revenue	58,045,527	55,689,267	2,356,260	4.23%

Operating Expenses:
Operating	12,923,564	12,853,875	69,689	0.54%
Maintenance	3,396,637	3,554,504	(157,867)	(4.44)%
Real estate taxes	5,259,641	5,118,212	141,429	2.76%
General and administrative	—	—	—	—%
Management fees	2,321,501	2,215,293	106,208	4.79%
Incentive advisory fees	—	—	—	—%
Total operating expenses	23,901,343	23,741,884	159,459	0.67%

Net Operating Income	34,144,184	31,947,383	2,196,801	6.88%

Non-operating expenses:
Depreciation	17,595,824	18,483,621	(887,797)	(4.80)%
Interest, inclusive of amortization of deferred financing fees	18,418,740	18,677,331	(258,591)	(1.38)%
Amortization of acquired in-place leases and tenant relationships	5,378	52,176	(46,798)	(89.69)%
Total non-operating expenses	36,019,942	37,213,128	(1,193,186)	(3.21)%

Net loss	$(1,875,758)	$(5,265,745)	$3,389,987	64.38%

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

	Total Property Portfolio
	Nine months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$54,397,584	$51,217,005	$3,180,579	6.21%
Utility reimbursement and other	5,075,818	4,461,440	614,378	13.77%
Total revenue	59,473,402	55,678,445	3,794,957	6.82%

Operating Expenses:
Operating	13,662,836	13,034,206	628,630	4.82%
Maintenance	3,497,705	3,556,043	(58,338)	(1.64)%
Real estate taxes	5,606,147	5,119,712	486,435	9.50%
General and administrative	1,743,601	1,878,723	(135,122)	(7.19)%
Management fees	3,605,724	3,458,423	147,301	4.26%
Incentive advisory fees	1,796,933	1,973,195	(176,262)	(8.93)%
Total operating expenses	29,912,946	29,020,302	892,644	3.08%

Net Operating Income	29,560,456	26,658,143	2,902,313	10.89%

Non-operating expenses:
Depreciation	19,157,233	18,483,621	673,612	3.64%
Interest, inclusive of amortization of deferred financing fees	19,841,847	17,986,913	1,854,934	10.31%
Amortization of acquired in-place leases and tenant relationships	5,377	52,176	(46,799)	(89.69)%
Total non-operating expenses	39,004,457	36,522,710	2,481,747	6.80%

Loss before equity in loss of unconsolidated multifamily entities and discontinued operations	(9,444,001)	(9,864,567)	420,566	4.26%

Equity in loss of unconsolidated multifamily entities	(1,655,602)	(245,871)	(1,409,731)	(573.36)%

Discontinued operations	18,736,394	6,137,438	12,598,956	205.28%

Net income (loss)	$7,636,791	$(3,973,000)	$11,609,791	292.22%

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the nine-month period ended September 30, 2013 in comparison to the same period of 2012.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the nine-month period ended September 30, 2013 of $1,198 per apartment unit increased by 3.45% over the 2012 rental rates of $1,158 for the same period, contributing to an increase of approximately $1,909,000 in rental revenue. Average physical occupancy for the 2013 Same Property Portfolio was 95.94%, which increased slightly from the 95.43% average in 2012, resulted in an overall increase in revenue of approximately $89,000. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

	Same Property Portfolio
	Nine months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Rental
Market rent	$56,591,845	$54,682,864	$1,908,981	3.49%
Occupancy	(3,360,852)	(3,450,350)	89,498	2.59%
Total Rental	$53,230,993	$51,232,514	$1,998,479	3.90%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, due partially to increased utility reimbursements as a result of higher utility expenses.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Nine months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$2,511,909	$2,176,382	$335,527	15.42%
Other	2,302,625	2,280,371	22,254	0.98%
Total Utility reimbursement and other	$4,814,534	$4,456,753	$357,781	8.03%

Operating Expenses

Operating

Operating expenses increased in the nine months ended September 30, 2013 as compared to the same period of 2012. Higher utilities and property insurance expenses and lower gain on fixed assets replacement were partially offset by savings in state income taxes at Executive House in addition to savings in payroll and leasing expenses.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Nine months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Operating
Payroll	$5,426,577	$5,422,901	$3,676	0.07%
Utilities	3,984,409	3,892,140	92,269	2.37%
Insurance	1,176,569	1,105,491	71,078	6.43%
Property-related G&A	1,377,558	1,468,955	(91,397)	(6.22)%
Leasing	544,276	593,194	(48,918)	(8.25)%
Advertising	444,310	475,838	(31,528)	(6.63)%
(Gain) loss on fixed assets replacement	(78,450)	(218,092)	139,642	(64.03)%
Other	48,315	113,448	(65,133)	(57.41)%
Total Operating	$12,923,564	$12,853,875	$69,689	0.54%

Maintenance

Maintenance expenses decreased in the nine months ended September 30, 2013 as compared to the same period of 2012, mainly due to savings in repairs, landscaping and painting. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Nine months ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
Maintenance
Pool service	$242,848	$225,977	$16,871	7.47%
Exterminating	111,182	130,524	(19,342)	(14.82)%
Landscaping	554,942	616,397	(61,455)	(9.97)%
Supplies	49,415	45,539	3,876	8.51%
Cleaning	578,567	600,733	(22,166)	(3.69)%
Snow removal	12,932	14,906	(1,974)	(13.24)%
Painting	645,487	688,267	(42,780)	(6.22)%
Repairs	729,519	771,257	(41,738)	(5.41)%
Other	471,745	460,904	10,841	2.35%
Total Maintenance	$3,396,637	$3,554,504	$(157,867)	(4.44)%

Real Estate Taxes

Real estate taxes increased for the nine months ended September 30, 2013 from the comparable period of 2012.  The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the nine months ended September 30, 2013 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the remaining properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the nine months ended September 30, 2013 decreased over the comparable period of 2012 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased in the nine months ended September 30, 2013 as compared to the same period in 2012.  The decrease is related to the completion of amortization of the acquired in-place leases and tenant relationships intangible assets booked at acquisition and amortized over a 24-month period which did not extend into the nine-month period ended September 30, 2013.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012
(Total Property Portfolio)

In addition to the reasons discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 are due mainly to the fluctuations in the actual properties owned during the comparative periods.  Total revenue increased mainly due to the completion of the 2020 Lawrence Project during the first quarter of 2013. The increase in total operating and non-operating expenses was also attributable to increased expenses for the 2020 Lawrence Project, as expenses for the project were capitalized during the same period in 2012. The increase in total operating expenses was partially offset by decreased incentive advisory fees. (Refer to Related Party Transactions on page 18 for further discussion.)

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

The following table presents a reconciliation of net income (loss) to FFO for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(2,897,836)	$(2,702,352)	$7,636,791	$(3,973,000)
Add:
Depreciation of real property	5,563,785	5,417,852	16,739,010	16,777,332
Depreciation of real property included in results of discontinued operations	—	668,825	513,336	2,143,299
Amortization of acquired in-place leases and tenant relationships	—	16,104	5,377	52,176
Equity in loss of unconsolidated multifamily entities	24,499	653,110	1,655,602	245,871
Funds from operations of unconsolidated multifamily entities, net of impairments	307,279	315,832	1,107,675	893,487
Less:
Funds from operations of noncontrolling interest in properties	(188,842)	(344,052)	(526,830)	(1,008,884)
Gain on disposition of real estate assets	—	—	(18,689,058)	(6,622,210)
Funds from Operations	$2,808,885	$4,025,319	$8,441,903	$8,508,071

FFO decreased for the three and nine month periods ended September 30, 2013 as compared to the same three and nine month periods ended September 30, 2012. The decrease in FFO is mainly attributable to higher interest expense resulting from the treatment of interest for the 2020 Lawrence Project and NoMa development. Both properties are now operational and interest is being expensed as opposed to the prior comparative period where interest was being capitalized during the construction phase of the projects. Further, the decrease in FFO is also attributable to the loss of operating income provided by assets that were sold in the fourth quarter of 2012 and the second quarter of 2013, which were partially offset by higher net operating income from the balance of the portfolio driven by higher rents and added operations from the 2020 Lawrence Project.

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

The following table presents scheduled principal and interest payments and related weighted average interest rates by expected maturity dates for mortgage notes payable as of September 30, 2013.

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate Debt	$41,309,350	$50,345,341	$63,169,749	$73,012,841	$39,800,983	$194,088,359	$461,726,623
Interest Payments (2)	6,324,095	23,319,767	18,405,402	16,308,651	12,449,798	87,839,289	164,647,002
Average Interest Rate(1)(2)	5.61%	5.66%	5.68%	5.69%	5.69%	5.63%	5.61%

(1)	The Company's mortgage notes are fixed rate instruments; therefore, the Company's outstanding mortgage debt is not sensitive to changes in the capital markets except upon maturity.

(2)
Interest payments represent amounts expected to be made on outstanding debt as of September 30, 2013. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The following table presents scheduled principal and interest payments and related stated interest rates by expected maturity dates for the note payable - other as of September 30, 2013.

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

(3)
Interest payments represent amounts expected to be made on outstanding debt as of September 30, 2013. Average interest rate represents the stated interest rates on the note payable - other for the respective period.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There were no material litigation developments during the quarter. See Note 12 - Legal Proceedings of Notes to Consolidated Financial Statements.

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2012 as filed with the SEC on March 28, 2013. As of September 30, 2013, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

101.
The following materials from Berkshire Income Realty, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
November 14, 2013	/s/ David C. Quade
David C. Quade
President and Principal Executive Officer

November 14, 2013	/s/ David E. Doherty
David E. Doherty
Senior Vice President and Principal Financial Officer