Form 10-K
period 2013-12-31
BERKSHIRE INCOME REALTY, INC.
filed 2014-03-31
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

There were 1,406,196 shares of Class B common stock outstanding as of March 28, 2014.

There are no documents required to be incorporated by reference to this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "33 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "34 Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity, Berkshire Multifamily Value Plus Fund III, LP ("BVF III" or "Fund III"), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America ("GAAP") and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A - Risk Factors and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the "SEC").

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

As used herein, the terms "we", "us", "BIR" or the "Company" refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002. The Company is in the business of acquiring, owning, operating, developing and renovating properties. Berkshire Property Advisors, L.L.C. ("Berkshire Advisor" or "Advisor") is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the Board of Directors ("Board") oversight. Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions of this Form 10-K for additional information about the Advisor.

PART I

ITEM 1.    BUSINESS

EXECUTIVE SUMMARY

During 2013, the Company continued to take advantage of improved economic conditions and capital markets to improve the overall quality of properties in the Company's portfolio. In June 2013, the Company completed the disposition of two operating properties in Houston, Texas and realized gains totaling $18.6 million from the sales. The sale proceeds generated from the transactions have been used by the Company to provide additional capital for investment in the Company's ongoing development projects and to pay off the balance on the Company's revolving credit facility. The outstanding balance on the credit facility was related to prior capital contributions to the ongoing development projects. During 2013, the construction on two of the development projects was completed and lease up of both communities continued.

The Company's prior focus of maintaining high occupancy levels in an effort to maximize operating revenue during the down economy of the past years has moved to a more balanced strategy, which focuses on achieving high occupancy and increased rents in receptive markets. The Company continues to achieve targeted rent increases and maintain occupancy levels in the mid-90% range for most properties, which is consistent with the average occupancy levels of the Company's Same Portfolio Properties ("Same Store") from prior years. The Company utilizes revenue management software in order to determine the optimal rent and occupancy levels which maximize rental revenue. Additionally, the Company continues to employ a strategy of increasing the value of its portfolio by implementing property management initiatives, capital improvements at its properties and replacement of existing properties with higher quality assets through dispositions, acquisitions and ground up development.

In 2013, the multifamily sector continued to exhibit improved performance and strong fundamentals on a national basis evidenced by higher rent levels and stable occupancies resulting from the ongoing favorable apartment unit supply and demand mix. Reduced levels of new unit construction and home ownership rates in the apartment sector have driven multifamily rental demand in recent years resulting in national vacancy rates at ten-year lows. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction volumes recently reaching five-year highs. The improved economy has allowed the Company to implement rent increases and to take advantage of acquisition and disposition opportunities that meet the desired investment objectives of the portfolio. The Company will continue to pursue its strategy of investing in newer, high quality properties located in desirable submarkets and ground up property development projects as over the next few years.

BUSINESS
In 2002, the Company filed a registration statement on Form S-11 with the SEC with respect to its offers (the "Offering") to issue its 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") in exchange for interests ("Interests") in various mortgage funds (collectively, the "Mortgage Funds"). For each Interest in the Mortgage Funds validly tendered and not withdrawn in the Offering, the Company offered to issue its Preferred Shares based on an exchange ratio applicable to each Mortgage Fund. The registration statement was declared effective on January 9, 2003. Offering costs incurred in connection with the Offering have been reflected as a reduction of Preferred Shares reflected in the financial statements of the Company. On April 4, 2003 and April 18, 2003, the Company issued 2,667,717 and 310,393 Preferred Shares, respectively, with a $25 liquidation preference per share. Simultaneously with the completion of the Offering on April 4, 2003, KRF Company, L.L.C. ("KRF Company") contributed its ownership interests in five properties to our operating partnership, Berkshire Income Realty-OP, L.P. (the "Operating Partnership"), in exchange for common limited partner interests in the Operating Partnership. KRF Company then contributed an aggregate of $1,283,213, or 1% of the fair value of the total net assets of the Operating Partnership, to the Company, which together with the $100 contributed prior to the Offering, resulted in the issuance of 1,283,313 shares of common stock of the Company to KRF Company. This amount was contributed by the Company to its wholly owned subsidiary, BIR GP, L.L.C., who then contributed the cash to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership.

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

ITEM 1A.    RISK FACTORS

RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this report and other statements we or our representatives make from time to time. Any of the following risks could materially and adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this report. In connection with the forward-looking statements that appear in this report, you should also carefully review the cautionary statement referred to herein under "Special Note Regarding Forward-Looking Statements."

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

In many of the markets where we may seek to acquire properties, we may face significant competition from well capitalized real estate investors, including private investors, publicly traded REITs and institutional investors. This competition can result in sellers obtaining premiums on their real estate, which sometimes pushes the price beyond what we may consider to be a prudent purchase price. To mitigate these factors, our sourcing strategy also includes non-market/seller direct deals, bank and lender owned real estate and foreclosure auctions. Some of these acquisition strategies can involve more risk than market rate core and core-plus acquisitions. The additional risks associated with these broader sourcing strategies could result in lower profits, or higher losses, than would be realized in market rate acquisitions.

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

We may face significant competition in seeking investments including competition from our affiliate BVF III or other entities formed by our affiliates in the future. Certain acquisition restrictions placed on the Company by BVF III are applicable during the investment period of BVF III. The investment period of BVF III will end on December 20, 2016 or sooner as determined by the general partner of BVF III. In addition, we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, such as publicly traded REITs, institutional investors and other investors, including companies that may be affiliated with Berkshire Advisor. When we are successful in acquiring a desired property, competition from other real estate investors may significantly increase our purchase price. Some of our competitors may have greater financial and other resources than us and may have better relationships with lenders and sellers, and we may not be able to compete successfully for investments.

We plan to borrow, which may adversely affect our return on our investments and may reduce income available for distribution.

Where possible, we may obtain financing to increase the rate of return on our investments and allow us to make more investments than we otherwise could. Financing presents an element of risk if the cash flow from our properties and other investments is insufficient to meet our debt service and other obligations. A property encumbered by debt has an increased risk that the property will operate at a loss, may not meet its debt service obligations and be subject to foreclosure by the lender. Loans that do not fully amortize during the term, such as “bullet” or “balloon-payment” loans, present refinancing risks. Variable rate loans may increase the risk that the property may become unprofitable in adverse economic conditions. Loans that require guaranties, including full principal and interest guaranties, master leases, debt service guaranties and indemnities for liabilities such as hazardous waste, may result in significant liabilities for us.

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

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss. The deductibles applicable to an insured loss caused by "Named Storms", a term as defined in the insurance policy, which are usually in the form of a hurricane, at certain properties we operate, are higher than deductibles for other insured losses covered by the policy. Specifically, the deductibles for "Named Storms" are based on a percentage of the insured property value with a specific minimum amount. Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a "Named Storm" in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and highest in the counties of Dade, Broward and Palm Beach, Florida. Losses resulting from "Named Storms" could adversely affect us. The "Named Storms" that occurred during the year ended December 31, 2013 did not have a significant impact on the Company's properties.

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

We may acquire properties through foreclosure auctions, which limit our ability to perform due diligence.

One of our acquisition strategies seeks to acquire properties through foreclosure auctions. Generally when a property is foreclosed on by a lender, there is minimal time between the announcement of foreclosure and the auction to dispose of the property and access to the property for due diligence is either severely limited or unavailable. The lack of time and access for due diligence can result in only limited knowledge of problems, including environmental issues, that are identified after the acquisition has taken place. While the Company generally includes provisions for unforeseen problems into its underwriting models, there is no assurance that these provisions will be sufficient to remediate all of the issues identified after closing. If significant issues are identified after closing, which were not provided for during the underwriting, this sourcing strategy could result in lower profits, or higher losses, than would be realized in market rate acquisitions, where full due diligence is possible.

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

We face valuation and liquidity risk.

The Company may invest in real estate and real estate related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. In addition, the economy may be affected by significant disruptions in the global capital, credit and real estate markets. These disruptions could lead to, among other things, significant declines in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. This contraction in capital includes sources that the Company may depend on to finance certain investments. As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

We face financing and/or refinancing risk.

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets. A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so. In the event the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments. As of December 31,

2013, the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

We face loan covenant risk.

In the normal course of business, the Company enters into loan agreements with certain lenders to finance its real estate investment transactions. These loan agreements contain, among other conditions, events of default and various operational covenants and representations. The Company believes it was in compliance with all these covenants during 2013. However, if the lenders determine we were not in compliance, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its loans. For the year ended December 31, 2013, no loan agreements were terminated as a result of non-compliance with covenants. In the event the Company's current credit facilities are not extended and/or the Company is forced to repay its loans, the Company may be required to sell assets at potentially unfavorable prices. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.

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

We face diversification risk.

The assets of the Company are concentrated in the real estate sector. Accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors. Furthermore, even within the real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment. The Company is engaged primarily in the acquisition, ownership, operations, development and rehabilitation of properties in the Baltimore/Washington, D.C., Southeast, Southwest and Northwest areas of the United States. This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

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

The Operating Partnership is treated for federal income tax purposes as a partnership and not as a corporation or an association taxable as a corporation. If the Internal Revenue Service were to determine that the Operating Partnership were to be treated as a corporation, the Operating Partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute dividends that would not be deductible in computing the Operating Partnership's taxable income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above.

As of December 31, 2013, the Company is in compliance under the Tax Code to qualify as a REIT.

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

Failure to comply with these REIT distribution requirements would result in our income being subject to tax at regular corporate rates.

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

We have entered into a contract with Berkshire Advisor (the "Advisory Services Agreement") under which Berkshire Advisor is obligated to manage our portfolio and identify investment opportunities consistent with our investment policies and objectives, as the Board may adopt from time to time.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

A summary of the properties in which the Company had an interest as of December 31, 2013 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired	Total # of Units	Ownership Interest			Average Apt Size (Sq Ft)	2013 Avg Monthly Rent Rate Per Apt (2)	2012 Avg Monthly Rent Rate Per Apt (2)
					Average Physical Occupancy (1)

					2013	2012

Berkshires of Columbia	Columbia, Maryland	1983	316	91.38%	95.75%	96.13%	1,035	$1,519	$1,534
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	94.84%	94.80%	844	1,293	1,278
Laurel Woods	Austin, Texas	2004	150	100.00%	97.32%	97.40%	841	865	804
Bear Creek	Dallas, Texas	2004	152	100.00%	96.47%	95.89%	856	743	729
Bridgewater	Hampton, Virginia	2004	216	100.00%	95.50%	94.17%	997	994	1,012
Reserves at Arboretum	Newport News, Virginia	2009	143	100.00%	96.58%	95.88%	1,073	1,238	1,259
Country Place I	Burtonsville, Maryland	2004	192	58.00%	96.54%	95.62%	1,033	1,453	1,430
Country Place II	Burtonsville, Maryland	2004	120	58.00%	95.59%	95.05%	1,041	1,454	1,415
Yorktowne	Millersville, Maryland	2004	216	100.00%	94.87%	94.89%	932	1,306	1,295
Berkshires on Brompton	Houston, Texas	2005	362	100.00%	97.19%	96.13%	733	1,005	936
Lakeridge	Hampton, Virginia	2005	282	100.00%	96.22%	95.77%	1,088	1,152	1,173
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%	94.81%	93.67%	957	961	927
Briarwood Village	Houston, Texas	2006	342	100.00%	95.67%	95.29%	819	758	717
Chisholm Place	Dallas, Texas	2006	142	100.00%	96.88%	97.45%	1,149	1,006	955
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	96.72%	96.82%	930	1,214	1,122
Berkshires at Town Center	Towson, Maryland	2007	199	100.00%	95.69%	94.40%	835	1,374	1,348
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	95.39%	93.63%	1,024	1,095	1,005
Executive House	Philadelphia, Pennsylvania	2008	302	100.00%	95.69%	95.53%	938	1,510	1,475
Estancia Townhomes	Dallas, Texas	2011	207	100.00%	93.75%	94.91%	1,683	2,134	2,051
2020 Lawrence (3)	Denver, Colorado	2011	231	91.08%	50.11%	N/A	841	1,715	N/A
Walnut Creek (4)	Walnut Creek, California	2011	N/A	98.00%	N/A	N/A	N/A	N/A	N/A
Total/Average (5)			5,499		93.58%	95.44%	982	$1,239	$1,182

All properties in the above table are encumbered by mortgages as of December 31, 2013.

(1)	Physical occupancy represents the actual number of units leased divided by the total number of units available over a period of time.

(2)	Average monthly rent rate per unit is the gross potential rent for all units less vacancy and concessions, divided by the total number of units available.

(3)
2020 Lawrence received a temporary certificate of occupancy from the City of Denver on December 12, 2012 and permission to occupy 7 of the 11 completed floors (99 units) from U.S. Department of Housing and Urban Development ("HUD") on December 24, 2012. Permission to occupy the remaining floors (132 units) was received on January 18, 2013. As of December 31, 2013, 192 of the 231 units were occupied.

(4)	Property was under development as of December 31, 2013. The Company will own a 98.00% interest in the property once fully invested.
(5) The Total/Average Physical Occupancy for 2013, excluding the 2020 Lawrence property currently in lease up, would be 95.87%.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company. As of March 28, 2014, there were 0 and 3 holders of record of shares of our Class A common stock and Class B common stock, respectively. No shares of the Class A common stock have been issued as of December 31, 2013.

During 2012, the Company declared and distributed a special dividend in the amount of $0.254943 per share on November 6, 2012 and November 7, 2012, respectively, and declared and distributed a special dividend in the amount of $0.152966 per share on December 19, 2012.

During 2013, the Company declared a special dividend in the amount of $0.203954 per share on August 6, 2013, of which $0.156365 per share was distributed on August 28, 2013 and $0.047589 per share was distributed on December 12, 2013.

The Company did not declare any regular quarterly dividend on its common stock for any quarter during 2012 or 2013 but plans to declare cash dividends on its outstanding common stock in the future as operations allow. Refer to Declaration of Dividends and Distributions in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.

Refer to Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein for disclosures relating to the Company's equity compensation plans.

During the period from October 1, 2013 to December 31, 2013, no purchases of any of the Company's securities registered pursuant to Section 12 of the 34 Act, were made by or on behalf of the Company or any affiliated purchaser.

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

Selected financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been revised to reflect the sale of Gables of Texas ("Gables") and Walden Pond in 2013, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill in 2012 and Glo in 2011. The operating results of Gables and Walden Pond from 2009 to 2012, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill from 2009 to 2011, Glo from 2009 to 2010 have been reclassed to discontinued operations to provide comparable information to 2013.

	Berkshire Income Realty, Inc.
	December 31,
	2013	2012	2011	2010	2009

Operating Data:
Total Revenue	$80,032,130	$74,513,645	$70,687,866	$63,758,606	$62,518,155
Depreciation	25,481,041	24,421,521	26,460,715	26,078,500	27,111,212
Loss before equity in income (loss) of unconsolidated multifamily entities	(12,364,111)	(12,920,748)	(19,189,185)	(21,082,793)	(22,471,023)
Loss from continuing operations	(11,475,333)	(13,189,669)	(22,619,200)	(25,163,018)	(27,561,387)
Income (loss) from discontinued operations	18,684,966	42,210,823	24,541,499	(563,493)	(1,123,847)
Net income attributable to the Company	6,710,373	7,000,079	6,435,839	5,926,204	5,864,070
Net income (loss) available to common shareholders	9,598	299,302	(264,924)	(774,561)	(836,715)
Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted	$(13.28)	$(29.81)	$(17.64)	$(0.15)	$0.20
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$13.29	$30.02	$17.45	$(0.40)	$(0.80)
Net income (loss) available to common shareholders per common share, basic and diluted	$0.01	$0.21	$(0.19)	$(0.55)	$(0.60)
Weighted average common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196	1,406,196
Distributions to noncontrolling interest partners in Operating Partnership	$12,981,638	$25,146,220	$—	$—	$—
Distributions to common shareholders	$286,800	$573,600	$—	$—	$—

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$623,955,057	$638,824,856	$650,262,329	$619,577,347	$610,702,698
Real estate, after accumulated depreciation	381,663,433	402,999,104	422,662,237	419,531,860	441,983,721
Cash and cash equivalents	15,254,613	12,224,361	9,645,420	12,893,665	17,956,617
Total assets	427,308,914	447,178,210	468,749,642	456,866,429	502,172,132
Total long term obligations	476,775,480	479,435,998	484,748,358	476,386,979	474,830,728
Noncontrolling interest in properties	879,785	1,527,431	346,524	(191,881)	416,382
Noncontrolling interest in Operating Partnership	(102,297,937)	(89,708,267)	(76,785,818)	(65,806,083)	(34,172,349)
Stockholders' equity	27,870,670	28,147,872	28,422,170	28,691,012	29,465,573

Other Data:
Total properties (at end of year)	21	23	26	26	26
Total apartment units (at end of year)	5,499	6,055	6,787	6,781	6,781
Funds from operations (1)	10,907,025	10,601,772	9,604,325	6,526,029	4,804,965
Cash flows provided by operating activities	15,636,752	19,840,004	16,146,661	13,953,330	9,596,978
Cash flows provided by (used in) investing activities	16,167,623	36,375,636	(52,324,348)	3,520,272	(25,744,815)
Cash flows (used in) provided by financing activities	(28,774,123)	(53,636,699)	32,929,442	(22,536,554)	9,876,839

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

The following table presents a reconciliation of net income to FFO for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Net income	$7,209,633	$29,021,154	$1,922,299
Add:
Depreciation of real property	22,207,591	22,127,308	23,782,722
Depreciation of real property included in results of discontinued operations	472,807	2,614,306	4,043,822
Amortization of acquired in-place leases and tenant relationships	5,377	68,280	531,422
Amortization of acquired in-place leases and tenant relationships included in results of discontinued operations	—	—	8,916
Equity in loss of unconsolidated multifamily entities	—	268,921	3,430,015
Funds from operations of unconsolidated multifamily entities, net of impairments	1,304,723	1,100,467	1,124,125
Less:
Noncontrolling interest in properties share of funds from operations	(755,803)	(1,015,799)	(1,322,049)
Gain on disposition of real estate assets	(18,648,525)	(43,582,865)	(23,916,947)
Equity in income of unconsolidated multifamily entities	(888,778)	—	—
Funds from Operations	$10,907,025	$10,601,772	$9,604,325

FFO for the year ended December 31, 2013 increased as compared to FFO for the year ended December 31, 2012. The increase in FFO is due primarily to increased net operating income driven by higher rents and added operations from 2020 Lawrence, which completed construction in the first quarter of 2013, and lower incentive advisory fees. The increase was partially offset by higher interest expense resulting from less capitalized interest for 2020 Lawrence and NoMa as construction completed in 2013 and the loss of operating income provided by assets that were sold during 2012 and the second quarter of 2013.

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

Overview

The Company is engaged primarily in the acquisition, ownership, operation, development and rehabilitation of properties in the Baltimore/Washington D.C., Southeast, Southwest and Northwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership. The Company's wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of March 28, 2014, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company's Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights for the year ended December 31, 2013 included the following:

▪
On June 25, 2013, the Company completed the sale of Walden Pond and Gables, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price was $31,500,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

▪
On August 6, 2013, the Board authorized the general partner of the Operating Partnership to make a special distribution of $12,000,000 from the proceeds of the sale of Walden Pond and Gables to the common general partner and noncontrolling interest partners in Operating Partnership. On the same day, the Board declared a common dividend of $0.203954 per share on the Company's Class B common stock in respect to the special distribution to the common general partner.

▪
On August 28, 2013, the Operating Partnership distributed $9,200,000 of the $12,000,000 special distribution that was authorized by the Board on August 6, 2013 to the common general partner and noncontrolling interest partners in Operating Partnership. Concurrently with the Operating Partnership distributions, the common dividend of $219,880 was paid from the special distribution proceeds of the common general partner.

▪
On November 1, 2013, the first and second mortgages on Berkshires of Columbia were scheduled to mature. The Company exercised the extension options available under the terms of the loans to extend the maturity dates from November 1, 2013 to November 1, 2014. On November 1, 2013, the first and second mortgages on Berkshires of Columbia were converted to adjustable rate mortgages with a variable rate of 2.40% above the 1-month London Inter-Bank Offered Rate ("LIBOR"), as reported by Telerate, until the extended maturity date of November 1, 2014. The third mortgage that had an original maturity date of November 1, 2014 was also converted to an adjustable rate mortgage with a variable rate of 2.40% above the 1-month LIBOR on November 1, 2013. Subsequent to year end, the Company refinanced all three mortgages on January 16, 2014 for $44,000,000 into a single mortgage bearing a variable rate of 2.43% above LIBOR and maturity date of February 1, 2024.

▪
On November 1, 2013, the Company through its joint venture partnership for the Walnut Creek development, acquired the land associated with the development project. The purchase price was $5,600,000 and the Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014. Subsequent to year end on March 31, 2014, the outstanding land loan balance of $4,828,495 was paid off with available funds contributed to the joint venture partnership.

Accounting Standards Codification ("ASC") 805-10 requires that identifiable assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

Asset acquired:
Multifamily apartment communities	$5,600,000
Total assets acquired	$5,600,000

Liabilities assumed:
Mortgage notes payable	$4,828,495
Accrued expenses	457,217
Total liabilities assumed	$5,285,712

•
On December 1, 2013, the mortgage on Bridgewater was scheduled to mature. The Company exercised the extension option available under the terms of the loan to extend the maturity date from December 1, 2013 to December 1, 2014. On December 1, 2013, the mortgage was converted to an adjustable rate mortgage with a variable rate of 2.50% above the Freddie Mac Reference Bill Rate, as reported on the Freddie Mac Debt Securities web page, until the extended maturity date of December 1, 2014.

▪
On December 10, 2013, the Company closed on the financing of the supplemental mortgage on Seasons of Laurel for $10,210,000. The supplemental mortgage has a fixed interest rate of 5.95% and will mature on October 1, 2022.

▪
On December 12, 2013, the Operating Partnership distributed the remaining $2,800,000 special distribution that was authorized by the Board on August 6, 2013. Concurrently with the Operating Partnership distributions, the common dividend totaling $66,920 was paid from the special distribution proceeds of the common general partner.

▪	During the year ended December 31, 2013, the Company received distributions of $3,773,403 from its investments in unconsolidated multifamily entities.

•
During the year ended December 31, 2013, the Company borrowed an aggregate of $1,627,000 under the revolving credit facility available from an affiliate of the Company for use in its investing activities and repaid $1,627,000 during the same period.

Acquisition Strategy

The Company continues to seek core and core-plus acquisitions as it repositions its portfolio. However, it is facing significant competition in many of the markets where it intends to invest. To broaden the scope of its acquisition sourcing efforts, the Company continues to seek non-market/seller direct deals, bank and lender owned real estate, foreclosure auctions and development. We believe that this broadened approach will provide additional opportunities to acquire properties that otherwise would not exist in the highly competitive markets which we have targeted.

Development Strategy

The Company continues to pursue development opportunities for projects that meet the investment strategy of the Company as a means of updating and growing its portfolio. The Company seeks projects in the planning stage or projects in the early phase of construction that may require additional management expertise or new sources of capital to complete the development of the project. The Company currently utilizes and anticipates identifying joint venture partners with projects to accomplish its strategy. However, similar to the competitive challenges it faces with its acquisition strategy, the Company also faces significant competition in many of the markets where it intends to invest in development projects. To broaden the scope of its development sourcing efforts, the Company will seek joint venture partners with local market construction and operating knowledge and experience as a means of growing its development opportunities. Along with capital, the Company lends the development and operational expertise of the Advisor to the project in an effort to influence the construction of the property and subsequent operations of the completed property by the joint venture partner. We believe that this broadened approach to the development process will afford us additional opportunities to develop properties that otherwise would not exist in the highly competitive markets in which we are seeking to invest.

Financing and Capital Strategy

In select instances the Company evaluates opportunities available through joint venture relationships with institutional real estate investors on certain acquisitions. We believe this strategy allows the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments. We believe a joint venture strategy allows us to acquire more properties than our current capital base would otherwise allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

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

•
The first is a 231-unit multifamily mid-rise community in Denver, Colorado ("2020 Lawrence Project"). The Company owns a 91.08% interest in the 2020 Lawrence Project and has committed and fully funded $8,000,000 of capital to the joint venture. As of December 31, 2013, the 2020 Lawrence Project was complete. The Company consolidates its investment in the 2020 Lawrence Project.

•
The second project is a 603-unit multifamily mid-rise community in Washington, D.C. ("NoMa Project"). The Company owns a one-third interest in a joint venture with an affiliated entity, which owns a 90% interest in the NoMa Project. The Company invested 100% of its total committed capital amount of $14,520,000 as of December 31, 2013. As of December 31, 2013, the NoMa Project was complete. The Company accounts for its investment in the joint venture as an equity method investment.

•
The third project is a 141-unit apartment building in Walnut Creek, California ("Walnut Creek Project"). Once fully invested, the Company will own a 98% interest in the Walnut Creek Project. As of December 31, 2013, the Company has currently allocated approximately $23,935,000 of capital to the joint venture and has made capital contributions of $2,269,522, or 9%, of the current capital allocation. The Company consolidates its investment in the Walnut Creek Project.

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

In making estimates of fair value for purposes of initial accounting of the purchased real estate, the Company utilizes information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also considers our own analysis of recently acquired and existing comparable properties in our portfolio.

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

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

Rental property	25 to 27.5 years
Improvements	5 to 25 years
Appliances and equipment	3 to 8 years

Development of Real Estate

Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management and development fees. The Company uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, cost capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development property is considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization stops on each phase when it is considered substantially complete and ready for use and costs continue to be capitalized only on those phases under construction.

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

Investments in Unconsolidated Multifamily Entities

The Company's investments in unconsolidated multifamily entities, or ownership arrangements with unaffiliated third parties, were evaluated pursuant to the requirements of ASC 810-10 . Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20 as amended by ASU No. 2009-17 that the Company does not have a controlling interest in the unconsolidated multifamily entities and is not required to consolidate the activity of these entities. The Company has accounted for its unconsolidated investments in accordance with ASC 970-323 as equity method investments. The investments are carried as an asset in a single line on the Consolidated Balance Sheet as "Investments in unconsolidated multifamily entities" and the Company's equity in the income or loss of the unconsolidated investments is reflected as a single line item in the Consolidated Statement of Operations as "Equity in income (loss) of unconsolidated multifamily entities".

Impairment of Long-Lived Assets

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value, such as operational performance, adverse change in the assets' physical condition, market conditions, legal and environmental concerns and the Company's intent with regard to each asset. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. The Company did not recognize an impairment loss in 2013 or 2012 and no such losses have been recognized to date.

Impairment of Investments in Unconsolidated Multifamily Entities

Our investments in unconsolidated multifamily entities are reviewed for impairment periodically when events or circumstances indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated multifamily entities is dependent on a number of factors, including the performance of each investment and market and economic conditions. The Company did not recognize an other-than-temporary impairment charge in 2013 or 2012.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year ended December 31, 2013 which have had or are expected to have a material impact on the Company's operating results, financial position, or disclosures.

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2013, 2012 and 2011, the Company had approximately $15,255,000, $12,224,000 and $9,645,000 of cash and cash equivalents, respectively.

	December 31,
	2013	2012	2011

Cash provided by operating activities	$15,636,752	$19,840,004	$16,146,661
Cash provided by (used in) investing activities	16,167,623	36,375,636	(52,324,348)
Cash (used in) provided by financing activities	(28,774,123)	(53,636,699)	32,929,442

During the year ended December 31, 2013, the Company's cash increased by approximately $3,030,000.

The Company's net cash flow from operating activities for the year ended December 31, 2013 decreased by $4.2 million from the same period in 2012 primarily due to $4.8 million of decrease in cash attributable to changes in assets and liabilities and $2.5 million of higher interest expense, partially offset by $4.1 million higher Net Operating Income ("NOI") (see page 31 for more detail).

The Company's net cash flow from investing activities for the year ended December 31, 2013 decreased by $20.2 million from the comparable period in 2012 primarily due to $31.0 million of proceeds received from the sale of Walden Pond and Gables as compared to $75.4 million proceeds of five properties sold in 2012. Additionally, the Company received $3.5 million distribution proceeds from its investment in unconsolidated multifamily entities as compared to $1.4 million in 2012. Cash outflows for capital improvements were $15.5 million for the year ended December 31, 2013 compared to $40.0 million in 2012, of which $10.8 million and $35.8 million was for development activities, respectively. Additionally, the Company had a cash outflow for purchase deposit of $2.0 million for two properties which are planned to be acquired in the first quarter of 2014.

Cash used in financing activities for the year ended December 31, 2013 decreased by $24.9 million from the same period in 2012, due to aggregate distributions to noncontrolling interest partners in properties and Operating Partnership of $14.7 million in 2013 compared to $33.9 million in 2012, net payment of revolving credit facility - affiliate of $0 in 2013 compared to $8.3 million in 2012, offset by net cash outflow for mortgage notes of $7.5 million in 2013 compared to $5.7 million in 2012.

The Company's principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders based on availability of cash and approval of the Board, capital improvements, rehabilitation projects and repairs and maintenance for the properties, debt repayment, ongoing development projects and acquisition and development of additional properties within the investment restrictions placed on it by BVF III. Debt repayment in 2013 represented both normal monthly amortization of the mortgage debt and prepayments of mortgage debt related to properties sold during 2013.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the revolving credit facilities. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred shareholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities and advances on the revolving credit facility. Funds required to make distributions to common shareholders and Operating Partnership unitholders are funded by operations and refinancing proceeds.

The Company intends to meet its long-term liquidity requirements through property debt financing and refinancing, noting that possible interest rate increases resulting from current economic conditions could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of December 31, 2013, approximately $231,790,000 of principal, or 48.7% of the Company's outstanding mortgage debt, is due to be repaid within the next three years. During that three-year period, principal of approximately $91,185,000, $60,137,000 and $70,929,000 relates to loans that are due to mature and be repaid in full in 2014, 2015 and 2016, respectively. The Company plans to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

On March 31, 2011, the Operating Partnership, through the joint venture ("JV 2020 Lawrence") of its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020") with Zocalo Community Development, Inc. ("Zocalo") and JB 2020, LLC, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by HUD. The construction loan was converted to permanent financing on June 27, 2013 with a term of 40 years and has a fixed interest rate of 5.00%. The loan will mature on February 1, 2053. The proceeds of the financing were used to develop the 2020 Lawrence Project. As of December 31, 2013, the outstanding balance on the loan was $45,159,532, of which $2,770,663 was received during the year ended December 31, 2013.

As of December 31, 2013, the Company has fixed interest rate mortgage financing on all operating properties in the portfolio, with the exception of Berkshires of Columbia and Bridgewater which have variable interest rate debt.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company (the "Credit Facility - Affiliate"), which was amended on May 31, 2007 to add additional terms to the Credit Facility - Affiliate ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The Credit Facility - Affiliate provides for interest on borrowings at a rate of 5% above the 30-day LIBOR rate, as announced by Reuters, and fees based on borrowings under the credit facility and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The Credit Facility - Affiliate does not have a stated maturity date but is subject to a 60-day notice of termination by which the lender can affect a termination of the commitment under the Credit Facility - Affiliate and render all outstanding amounts due and payable. Additionally, the Credit Facility - Affiliate also contains a clean-up requirement which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The Company was in compliance with this provision during 2013 and 2012.

Amendment No. 2 provides for a temporary modification of certain provisions of the Credit Facility - Affiliate during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the Credit Facility - Affiliate were modified and included: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to Amendment No. 2 reverted back to the provisions of the Credit Facility - Affiliate agreement prior to the Amendment Period.

Amendment No. 3 limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

On July 31, 2012, the provisions of the Amendment Period, as described above, expired as the Company did not elect to exercise the extension provision to the Amendment Period of the Credit Facility - Affiliate, as provided for in Amendment No. 2. As a result, the specific provisions, which had been modified pursuant to Amendment No. 2, reverted back to the original provisions of the Credit Facility - Affiliate agreement prior to the Amendment Period.

During the years ended December 31, 2013, 2012 and 2011, the Company borrowed $1,627,000, $1,691,000 and $34,028,500, respectively, under the Credit Facility - Affiliate and repaid $1,627,000, $10,040,422 and $25,679,078, respectively, during the same periods. As of December 31, 2013 and 2012, there was no outstanding balance on the Credit Facility - Affiliate.

Indebtedness

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by HUD. The construction loan was converted to permanent financing on June 27, 2013 with a term of 40 years and has a fixed interest rate of 5.00%. The loan will mature on February 1, 2053. The proceeds of the financing were used to develop the 2020 Lawrence Project. As of December 31, 2013, the outstanding balance on the loan was $45,159,532, of which $2,770,663 was received during the year ended December 31, 2013. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 5 - Mortgage Notes Payable for a complete list of indebtedness of the Company.)

On November 1, 2013, the Company through its joint venture partnership for the Walnut Creek Project, acquired the land associated with the development project. The Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014. Subsequent to year end on March 31, 2014, the outstanding land loan balance of $4,828,495 was paid off with available funds contributed to the joint venture partnership.

Also on November 1, 2013, the first and second mortgages on Berkshires of Columbia were scheduled to mature. The Company exercised the extension options available under the terms of the loans to extend the maturity dates from November 1, 2013 to November 1, 2014. On November 1, 2013, the mortgages were converted to adjustable rate mortgages with a variable rate of 2.40% above LIBOR until the extended maturity date of November 1, 2014. The third mortgage, which has a maturity date of November 1, 2014, was also converted to an adjustable rate mortgage with a variable rate of 2.40% above LIBOR until maturity.

On December 1, 2013, the mortgage on Bridgewater was scheduled to mature. The Company exercised the extension option available under the terms of the loan to extend the maturity date from December 1, 2013 to December 1, 2014. On December 1, 2013, the mortgage was converted to an adjustable rate mortgage with a variable rate of 2.50% above the Freddie Mac Reference Bill Rate until the extended maturity of December 1, 2014.

On December 10, 2013, the Company closed on the financing of the supplemental mortgage on Seasons of Laurel for $10,210,000. The supplemental mortgage has a fixed interest rate of 5.95% and will mature on October 1, 2022.

Capital Expenditures

The Company paid $4,714,207, $4,161,686 and $3,647,992 in recurring capital expenditures during the years ended December 31, 2013, 2012 and 2011, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $10,791,168, $35,793,289 and $14,352,519 in renovation-related and development capital expenditures during the years ended December 31, 2013, 2012 and 2011, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

Development Projects

On February 10, 2011, the Operating Partnership, through BIR 2020, entered into an agreement to acquire 91.08% of the ownership interests in the 2020 Lawrence Project to build a 231-unit multifamily mid-rise community in Denver, Colorado. As of December 31, 2013, the project development costs incurred were approximately $52,600,000 of the total budgeted costs of approximately $55,500,000, of which $45,463,100 was funded by HUD-insured financing. There was $39,691, $1,781,534 and $481,958 of interest capitalized in the years ended December 31, 2013, 2012 and 2011, respectively. The Company's total capital committed to the 2020 Lawrence Project is $8,000,000, which is fully funded as of December 31, 2013. As of December 31, 2013, the 2020 Lawrence Project was completed under budget. The Company consolidates its investment in the 2020 Lawrence Project.

On March 2, 2011, the Operating Partnership, through its investment in BIR/BVF-II NoMa JV, L.L.C. ("NoMa JV"), acquired a 30% interest in the NoMa Project to build a 603-unit multifamily apartment community in Washington, D.C. There was $305,175, $821,036 and $584,116 of interest capitalized in the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the project development costs incurred were approximately $130,700,000 of the total budgeted costs of approximately $143,400,000. The Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV as of December 31, 2013. As of December 31, 2013, the NoMa Project was completed under budget. The Company accounts for its investment in NoMa JV as an equity method investment.

On December 12, 2011, the Company executed a limited liability agreement with an unrelated entity for the Walnut Creek Project to build a 141-unit apartment building in Walnut Creek, California, which is currently in the pre-construction phase. Once fully invested, the Company's ownership percentage will be 98%. There was $159,400, $51,624 and $0 of interest capitalized in the years ended December 31, 2013, 2012 and 2011, respectively. Total capital currently allocated to the project is approximately $23,935,000. As of December 31, 2013, the Company has made capital contributions of $2,269,522, or 9.5%, of its current total capital allocation. The Walnut Creek Project was delayed due to environmental and regulatory requirements. The Company is currently reviewing the term sheet for the construction financing and the current construction project. The construction would be projected to start in the second quarter of 2014. The Company consolidates its investment in the Walnut Creek Project.
The following table presents a summary of the development project in which the Company holds direct or indirect fee simple interests:

Development Project	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date December 31, 2013 (in millions)	Anticipated Completion Date
Walnut Creek (2)	141	905	145,550	65.4	9.2	Q4 2015

(1)	Includes retail space of 18,000 sq ft at the Walnut Creek Project.

(2)	The Company is currently reviewing the term sheet for the construction financing and the current construction budget.

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

The Company's capital budgets for 2014 anticipate spending approximately $10,858,000 for ongoing capital needs. As of December 31, 2013, the Company has not committed to any new significant rehabilitation projects.

Off-Balance Sheet Arrangements

The Company's investment in BVF obligated the Company to make capital contributions to BVF in the amount of $23,400,000 during the investment period of BVF. As of December 31, 2013, the Company has made 100% of the capital contributions required by BVF. The Company has no obligation to make any additional contributions of capital to BVF.

The Company's investment in NoMa JV obligated the Company to make capital contributions to NoMa JV in the amount of $14,520,000. As of December 31, 2013, the Company had invested 100% of its total committed capital. The Company has no obligation to make any additional contributions of capital to NoMa JV.

As of December 31, 2013, the Company did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations, other than those disclosed under contractual obligations.

Acquisitions and Dispositions

Discussion of acquisitions for the year ended December 31, 2013

On November 1, 2013, the Company through its joint venture partnership for the Walnut Creek Project, acquired the land associated with the development project. The purchase price was $5,600,000 and the Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014. Subsequent to year end on March 31, 2014, the outstanding land loan balance of $4,828,495 was paid off with available funds contributed to the joint venture partnership. The acquisition transaction was subject to normal prorations and adjustments.

Discussion of dispositions for the year ended December 31, 2013

On June 25, 2013, the Company completed the sale of Walden Pond and Gables, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price was $31,500,000 and was subject to normal operation prorations and adjustments as provided for in the purchase and sale agreement.

Contractual Obligations and Other Commitments

On March 31, 2011, the Operating Partnership, through JV 2020 Lawrence, entered into an agreement for fixed rate construction-to-permanent financing totaling up to $45,463,100, which is collateralized by the related property and is insured by HUD. The construction loan was converted to permanent financing on June 27, 2013 with a term of 40 years and a fixed interest rate of 5.00%. The loan will mature on February 1, 2053. The proceeds of the financing were used to develop the 2020 Lawrence Project. As of December 31, 2013, the outstanding balance on the loan was $45,159,532.

On June 12, 2012, Zocalo, entered into the Colorado Energy Loan, through the Colorado Energy Office, for $1,250,000 to be used for inclusion of energy efficient components in the construction of the 2020 Lawrence Project. The Colorado Energy Loan has a fixed interest rate of 5.00% and a maturity date of June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of December 31, 2013, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Although there were no property acquisitions in 2013, the Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage up to 75% of the fair market value on an aggregated portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable. The $475,525,480 in mortgage notes payable has varying maturities ranging from one to 40 years. The following table summarizes our contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter
Long Term Debt Obligations (1)	$95,352,442	$63,294,459	$73,143,563	$39,941,535	$14,648,701	$189,144,780
Interest Payments (2)	24,767,992	19,011,328	16,908,565	13,039,882	11,486,311	79,073,539
Capital Lease Obligations	—	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—	—
Purchase Obligations (3)	—	—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP (1)	—	18,545	38,493	40,442	42,489	1,110,031
Interest Payments on Other Long-Term Liabilities Reflected on Balance Sheet under GAAP (2)	30,993	62,757	61,098	59,149	57,101	182,188

(1)
Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms as summarized in Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 5 - Mortgage Notes Payable and Note 7 - Note Payable - Other. Additionally, of the 2014 balance of $95,352,442, $32,338,134 was refinanced on January 16, 2014 and will now mature in 2024 and $41,406,347 has available a one year extension option from the current maturity date in 2014.

(2)	Interest payments represent amounts expected to be incurred on outstanding debt as of December 31, 2013.

(3)
The Company has obligations under numerous contracts with various service providers at its properties. The contracts are generally for periods of less than one year or are not material either individually or in aggregate to the Company's operations.

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

Market Environment

In 2013, the multifamily sector continued to exhibit improved performance and strong fundamentals on a national basis evidenced by higher rent levels and stable occupancies resulting from the ongoing favorable apartment unit supply and demand mix. Reduced levels of new unit construction and home ownership rates in the apartment sector have driven multifamily rental demand in recent years resulting in national vacancy rates at ten-year lows. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction volumes recently reaching five-year highs.

As had been the case during the previous downturn in the economy, credit worthy borrowers in the multifamily sector continue to have access to capital through Fannie Mae and Freddie Mac and other sources, at favorably low interest rates. There is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of prime renters (those under 35 years old), the fastest growing segment of the population, and an increasing number of aging Baby Boomers who will drive demand for senior housing and lifestyle communities as well as apartments for that segment attracted to downsizing in population centers. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio and to take advantage of current trends in the apartment sector to create value.

Declaration of Dividends and Distributions on Class B Common Stock

On November 6, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $15,000,000 from the proceeds of the sale of Silver Hill and Arboretum to the common general partner and noncontrolling interest partners in Operating Partnership, which was paid on November 7, 2012. On the same day, in respect of the special distribution to the common general partner, the Board declared a common dividend of $0.254943 per share on the Company's Class B common stock. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

On December 19, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $9,000,000 from the proceeds of the sale of Arrowhead and Moorings to the common general partner and noncontrolling interest partners in Operating Partnership, which was paid on the same day. Also on December 19, 2012, the Board declared a common dividend of $0.152966 per share on the Company's Class B common stock in respect of the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

On August 6, 2013, the Board authorized the general partner of the Operating Partnership to make a special distribution of $12,000,000 from the proceeds of the sale of Walden Pond and Gables to the common general partner and noncontrolling interest partners in Operating Partnership. On the same day, the Board declared a common dividend of $0.203954 per share on the Company's Class B common stock in respect of the special distribution to the common general partner. On August 28, 2013 and December 12, 2013, the Operating Partnership made a special distribution of $9,200,000 and $2,800,000, respectively, to the common general partner and noncontrolling interest partners in the Operating Partnership.

Concurrently with the Operating Partnership distributions on August 28, 2013 and December 12, 2013, common dividends of $219,880 and $66,920, respectively, were paid from the special distribution proceeds of the common general partner.

For the years ended December 31, 2013 and 2012, the Company’s aggregate dividends on the Class B common stock totaled $286,800 and $573,600, respectively. There were no dividends payable to the Class B common stockholders as of December 31, 2013 or 2012.

The Company's policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Year ended December 31, 2013 (1)				Year ended December 31, 2012 (1)
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	2,762	958	$1,178	$9	3,015	954	$1,074	$30
Renewed leases	2,689	958	1,203	—	3,153	952	1,100	—

(1)	Represents data for all properties including those acquired or disposed of during the year.

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the year through December 31, 2013. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during 2013, the financial statements show considerable changes in revenue and expenses from period to period, and thus its period-to-period financial data is not comparable. Therefore, the comparison of operating results for the years ended December 31, 2013 and 2012 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

“Net Operating Income” (“NOI”) falls within the definition of a “non-GAAP financial measure” as stated in Item 10(e) of Regulation S-K promulgated by the SEC and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP.  The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company's properties. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors. The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly related to the income producing activities of the properties. We believe that to achieve a more complete understanding of the Company's performance, NOI should be compared with our reported net income (loss). Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact on interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations. For the years ended December 31, 2013, 2012 and 2011, the net income was $7,209,633, $29,021,154 and $1,922,299, respectively. A reconciliation of our NOI to net income for the years ended December 31, 2013, 2012 and 2011 are presented as part of the following tables on pages 31 and 36.

Comparison of year ended December 31, 2013 to the year ended December 31, 2012

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2013 and 2012. The Same Property Portfolio consists of the 19 properties acquired or placed in service on or prior to January 1, 2012 and owned through December 31, 2013. The Total Property Portfolio includes the effect of the change in the sale of five properties, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill, during the year ended December 31, 2012 and the sale of two properties, Gables and Walden Pond, during the year ended December 31, 2013. (The 2012 and 2013 activity for Arboretum, Arrowhead, Moorings, Riverbirch, Silver Hill, Gables and Walden Pond has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$71,149,619	$68,533,451	$2,616,168	3.82%
Utility reimbursement and other	6,415,527	5,951,471	464,056	7.80%
Total revenue	77,565,146	74,484,922	3,080,224	4.14%

Operating Expenses:
Operating	17,428,186	17,230,003	198,183	1.15%
Maintenance	4,374,838	4,390,899	(16,061)	(0.37)%
Real estate taxes	7,264,509	6,845,069	419,440	6.13%
General and administrative	—	—	—	—%
Management fees	3,103,709	2,967,379	136,330	4.59%
Incentive advisory fees	—	—	—	—%
Total operating expenses	32,171,242	31,433,350	737,892	2.35%

Net Operating Income	45,393,904	43,051,572	2,342,332	5.44%

Non-operating expenses:
Depreciation	23,365,337	24,421,521	(1,056,184)	(4.32)%
Interest, inclusive of amortization of deferred financing fees	24,431,681	24,911,303	(479,622)	(1.93)%
Amortization of acquired in-place leases and tenant relationships	5,378	68,280	(62,902)	(92.12)%
Total non-operating expenses	47,802,396	49,401,104	(1,598,708)	(3.24)%

Net loss	$(2,408,492)	$(6,349,532)	$3,941,040	62.07%

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

	Total Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$73,191,622	$68,545,521	$4,646,101	6.78%
Utility reimbursement and other	6,840,508	5,968,124	872,384	14.62%
Total revenue	80,032,130	74,513,645	5,518,485	7.41%

Operating Expenses:
Operating	18,433,143	17,585,096	848,047	4.82%
Maintenance	4,516,367	4,396,133	120,234	2.73%
Real estate taxes	7,677,392	6,845,669	831,723	12.15%
General and administrative	2,504,227	2,424,966	79,261	3.27%
Management fees	4,824,959	4,642,323	182,636	3.93%
Incentive advisory fees	2,494,013	3,113,100	(619,087)	(19.89)%
Total operating expenses	40,450,101	39,007,287	1,442,814	3.70%

Net Operating Income	39,582,029	35,506,358	4,075,671	11.48%

Non-operating expenses:
Depreciation	25,481,041	24,421,521	1,059,520	4.34%
Interest, inclusive of amortization of deferred financing fees	26,459,722	23,937,305	2,522,417	10.54%
Amortization of acquired in-place leases and tenant relationships	5,377	68,280	(62,903)	(92.13)%
Total non-operating expenses	51,946,140	48,427,106	3,519,034	7.27%

Loss before equity in income (loss) in unconsolidated multifamily entities	(12,364,111)	(12,920,748)	556,637	4.31%

Equity in income (loss) of unconsolidated multifamily entities	888,778	(268,921)	1,157,699	430.50%

Discontinued operations	18,684,966	42,210,823	(23,525,857)	55.73%

Net income	$7,209,633	$29,021,154	$(21,811,521)	75.16%

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the year ended December 31, 2013 in comparison to the same period in 2012. The increase in rental revenue is attributable to increase in rental rates and average occupancy. Average 2013 monthly rental rates of $1,202 per apartment unit increased by 3.26% over the 2012 rent rate of $1,164, attributing to an increase of $2,527,200 in rental revenue. Average physical occupancy for the 2013 Same Property Portfolio was 95.87%, slightly above the 2012 average of 95.44%, attributing to $89,000 increase in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012, due primarily to increased utility reimbursements as a result of higher utility expenses for the applicable billing periods. The table below breaks out these two components:

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$3,365,441	$2,954,367	$411,074	13.91%
Other	3,050,086	2,997,104	52,982	1.77%
Total Utility reimbursement and other	$6,415,527	$5,951,471	$464,056	7.80%

Operating Expenses

Operating

Overall operating expenses increased for the year ended December 31, 2013 as compared to the same period of 2012. Higher payroll was primarily due to increased health insurance costs as a result of higher claims and retirement matching in 2013 compared to 2012. Higher property insurance expenses across the Same Property Portfolio were primarily due to higher premium on property and general liability insurance. Changes in gain on fixed assets replacement was primarily due to the level of insurance related incidents in 2013 as compared to 2012. These increases were partially offset by savings in property general and administrative cost mainly from reduced state income taxes at Executive House. Reduced other expense was primarily a result of lower expenses on corporate units rentals.

The table below breaks out the major components of this line item:

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Operating
Payroll	$7,311,339	$7,146,317	$165,022	2.31%
Utilities	5,327,067	5,260,564	66,503	1.26%
Insurance	1,572,339	1,482,835	89,504	6.04%
Property-related G&A	1,846,066	1,995,331	(149,265)	(7.48)%
Leasing	737,416	764,776	(27,360)	(3.58)%
Advertising	621,323	646,214	(24,891)	(3.85)%
Gain on fixed assets replacement	(49,813)	(198,608)	148,795	(74.92)%
Other	62,449	132,574	(70,125)	(52.89)%
Total Operating	$17,428,186	$17,230,003	$198,183	1.15%

Maintenance

Maintenance expense decreased for the year ended December 31, 2013 as compared to the same period of 2012, mainly due to reduced spending on painting, landscaping and cleaning, partially offset by higher costs in repairs due to higher unit turnover costs in an effort to make units as attractive as possible and to maintain occupancy. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of this line item:

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Maintenance
Pool service	$248,753	$232,826	$15,927	6.84%
Exterminating	145,823	171,005	(25,182)	(14.73)%
Landscaping	749,718	798,100	(48,382)	(6.06)%
Supplies	63,642	57,283	6,359	11.10%
Cleaning	758,554	786,940	(28,386)	(3.61)%
Snow removal	25,669	18,147	7,522	41.45%
Painting	852,394	911,216	(58,822)	(6.46)%
Repairs	940,208	859,973	80,235	9.33%
Other	590,077	555,409	34,668	6.24%
Total Maintenance	$4,374,838	$4,390,899	$(16,061)	(0.37)%

Real Estate Taxes

Real estate taxes increased for the year ended December 31, 2013 from the comparable period of 2012 as a result of increased assessments and rates. The Company continually scrutinizes the assessed values of its properties and takes advantage of arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for some of its properties based on challenges made to the assessed values and has received tax refunds of approximately $113,000 on two properties during the year ended December 31, 2013. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the year ended December 31, 2013 compared to the same period of 2012 as a result of an increase in total revenue.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the year ended December 31, 2013 as compared to the same period of the prior year. The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the year ended December 31, 2013 decreased over the comparable period of 2012 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization. Additionally, two properties that extended mortgage loans elected variable interest rates, which are lower than rates previously in place in those loans.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place leases and tenant relationships decreased for the year ended December 31, 2013 as compared to the same period in 2012. The decrease is related to the completion of amortization of the acquired-in-place lease and tenant relationships intangible assets booked at acquisition and amortized over a 24-month period which did not extend into the year ended December 31, 2013.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
(Total Property Portfolio)

In addition to the reasons discussed with respect to the Same Property Portfolio, increases in revenue, total operating and non-operating expenses of the Total Property Portfolio for the year ended December 31, 2013 as compared to the year ended December 31, 2012 are due mainly to the completion of the 2020 Lawrence Project during the first quarter of 2013, as expenses were capitalized during most of 2012 while the property was in development. The increase in total operating expense was partially offset by decreased incentive advisory fees. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions on page 79 for further discussion.) Equity in income (loss) of unconsolidated multifamily entities increased primarily as a result of the Company's share of gain on property sale recorded at the unconsolidated limited partnership.

Comparison of year ended December 31, 2012 to the year ended December 31, 2011

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2012 and 2011. The Same Property Portfolio consists of the 18 properties acquired or placed in service on or prior to January 1, 2011 and owned through December 31, 2012. The Total Property Portfolio includes the effect of the change in the one property acquired during the year ended December 31, 2011, Estancia Townhomes, and the sale of one property, Glo, during the year ended December 31, 2011, the sale of five properties, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill during the year ended December 31, 2012 and the sale of two properties, Gables and Walden Pond during the year ended December 31, 2013. (The 2011 and 2012 activity for Glo, Arboretum, Arrowhead, Moorings, Riverbirch, Silver Hill, Gables and Walden Pond has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$63,920,963	$61,340,979	$2,579,984	4.21%
Utility reimbursement and other	5,772,507	5,303,021	469,486	8.85%
Total revenue	69,693,470	66,644,000	3,049,470	4.58%

Operating Expenses:
Operating	16,553,353	16,331,662	221,691	1.36%
Maintenance	4,207,041	4,270,987	(63,946)	(1.50)%
Real estate taxes	5,997,612	5,914,671	82,941	1.40%
General and administrative	—	—	—	—%
Management fees	2,775,960	2,551,872	224,088	8.78%
Incentive advisory fees	—	—	—	—%
Total operating expenses	29,533,966	29,069,192	464,774	1.60%

Net Operating Income	40,159,504	37,574,808	2,584,696	6.88%

Non-operating expenses:
Depreciation	22,309,007	24,600,577	(2,291,570)	(9.32)%
Interest, inclusive of amortization of deferred financing fees	23,382,074	23,657,670	(275,596)	(1.16)%
Amortization of acquired in-place leases and tenant relationships	—	—	—	—%
Total non-operating expenses	45,691,081	48,258,247	(2,567,166)	(5.32)%

Net loss	$(5,531,577)	$(10,683,439)	$5,151,862	48.22%

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

	Total Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Revenue:
Rental	$68,545,521	$65,240,687	$3,304,834	5.07%
Utility reimbursement and other	5,968,124	5,447,179	520,945	9.56%
Total revenue	74,513,645	70,687,866	3,825,779	5.41%

Operating Expenses:
Operating	17,585,096	17,268,329	316,767	1.83%
Maintenance	4,396,133	4,456,806	(60,673)	(1.36)%
Real estate taxes	6,845,669	6,688,309	157,360	2.35%
General and administrative	2,424,966	2,337,435	87,531	3.74%
Management fees	4,642,323	4,406,673	235,650	5.35%
Incentive advisory fees	3,113,100	1,696,485	1,416,615	83.50%
Total operating expenses	39,007,287	36,854,037	2,153,250	5.84%

Net Operating Income	35,506,358	33,833,829	1,672,529	4.94%

Non-operating expenses:
Depreciation	24,421,521	26,460,715	(2,039,194)	(7.71)%
Interest, inclusive of amortization of deferred financing fees	23,937,305	26,030,877	(2,093,572)	(8.04)%
Amortization of acquired in-place leases and tenant relationships	68,280	531,422	(463,142)	(87.15)%
Total non-operating expenses	48,427,106	53,023,014	(4,595,908)	(8.67)%

Loss before equity in loss of unconsolidated multifamily entities	(12,920,748)	(19,189,185)	6,268,437	32.67%

Equity in loss of unconsolidated multifamily entities	(268,921)	(3,430,015)	3,161,094	92.16%

Discontinued Operations	42,210,823	24,541,499	17,669,324	(72.00)%

Net income	$29,021,154	$1,922,299	$27,098,855	(1,409.71)%

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the year ended December 31, 2012 in comparison to the same period in 2011. The increase in rental revenue is mainly attributable to increase in rental rates partially offset by a decrease in average occupancy. Average 2012 monthly rental rate of $1,130 per apartment unit increased by 4.63% over the 2011 rental rates of $1,080, attributing to an increase of $3,021,000 in rental revenue. Average physical occupancy for the 2012 Same Property Portfolio was 95.47%, decreased slightly from the 95.94% average in 2011. Rental revenue decreased by $441,000 as a result of change in occupancy. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. The Company continues to benefit from its focus on resident retention in the Same Property Portfolio. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while retaining high levels of quality tenants throughout the portfolio.

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011, due primarily to the continued use of utility bill back programs, increased fees charged to tenants and potential tenants, including pet fees, redecorating fees, late fees and other similar revenue items. The table below breaks out these two components:

	Same Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$2,945,260	$2,709,211	$236,049	8.71%
Other	2,827,247	2,593,810	233,437	9.00%
Total Utility reimbursement and other	$5,772,507	$5,303,021	$469,486	8.85%

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

The table below breaks out the major components of this line item:

	Same Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Operating
Payroll	$6,839,826	$6,522,465	$317,361	4.87%
Utilities	5,160,756	5,318,286	(157,530)	(2.96)%
Insurance	1,389,301	1,365,275	24,026	1.76%
Property-related G&A	1,868,649	1,732,100	136,549	7.88%
Leasing	702,837	704,913	(2,076)	(0.29)%
Advertising	625,696	599,003	26,693	4.46%
Gain on fixed assets replacement	(166,286)	(39,674)	(126,612)	319.13%
Other	132,574	129,294	3,280	2.54%
Total Operating	$16,553,353	$16,331,662	$221,691	1.36%

Maintenance

Maintenance expense decreased for the year ended December 31, 2012 as compared to the same period of 2011, mainly due to savings in snow removal costs due to the mild winter, reduced spending in repairs and building interior and exterior related maintenance costs, partially offset by higher costs in painting, cleaning and landscaping. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases increases, its occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective. The table below breaks out the major components of this line item:

	Same Property Portfolio
	Year ended December 31,
	2012	2011	Increase/ (Decrease)	% Change
Maintenance
Pool service	$227,387	$227,500	$(113)	(0.05)%
Exterminating	161,757	163,195	(1,438)	(0.88)%
Landscaping	731,290	722,963	8,327	1.15%
Supplies	52,405	49,012	3,393	6.92%
Cleaning	765,731	741,827	23,904	3.22%
Snow removal	18,147	50,301	(32,154)	(63.92)%
Painting	870,748	781,446	89,302	11.43%
Repairs	832,226	877,460	(45,234)	(5.16)%
Other	547,350	657,283	(109,933)	(16.73)%
Total Maintenance	$4,207,041	$4,270,987	$(63,946)	(1.50)%

Real Estate Taxes

Real estate taxes increased for the year ended December 31, 2012 from the comparable period of 2011 as a result of increased assessment and rates. The Company continually scrutinizes the assessed values of its properties and takes advantage of arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for some of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the year ended December 31, 2012 compared to the same period of 2011 as a result of an increase in total revenue.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the year ended December 31, 2012 as compared to the same period of the prior year. The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital spending activities over the properties in the Same Property Portfolio.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the year ended December 31, 2012 decreased over the comparable period of 2011 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
(Total Property Portfolio)

In addition to the reasons discussed with respect to the Same Property Portfolio, increases in revenue and total operating expenses of the Total Property Portfolio for the year ended December 31, 2012 as compared to the year ended December 31, 2011 are due mainly to the fluctuations in the actual properties owned during the comparative periods. Operating revenue increased by approximately $706,000 as a result of the acquisition of Estancia Townhomes during 2011. Total operating expenses increased by approximately $223,000 as a result of Estancia Townhomes acquired in 2011 and increased by approximately $258,000 as a result of the 2020 Lawrence Project, which received permission to occupy its 7 of 11 floors in December 2012. The increase in total operating expenses was also attributable to increased incentive advisory fees accrued pursuant to the Advisory Services Amendment recorded during the year ended December 31, 2012 as compared to December 31, 2011. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions on page 79 for further discussion.) The decrease in total non-operating expenses was mainly attributable to lower interest expenses incurred as a result of reduced revolving credit facility balance outstanding during the year ended December 31, 2012 when compared to the same period ended December 31, 2011.

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

In 2013, the multifamily sector continued to exhibit improved performance and strong fundamentals on a national basis due to sustained higher rent levels and continued stable occupancies due to ongoing favorable apartment unit supply and demand mix. Continued reduced levels of new unit construction and home ownership rates in the apartment sector have driven demand in recent years to a 10-year low national vacancy rate. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction volumes reaching five-year highs in recent years.

As had been the case during the previous downturn in the economy, credit worthy borrowers in the multifamily sector continue to have access to capital through Fannie Mae and Freddie Mac and other sources, at favorably low interest rates. There is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the continued flow of prime renters (those under 35 years old), the fastest growing segment of the population, and an increasing number of aging Baby Boomers who will drive demand for senior housing and lifestyle communities as well as apartments for that segment attracted to downsizing in population centers. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio and to take advantage of current trends in the apartment sector to create value.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, specifically debt obligations. The table presents scheduled principal and interest payments and related weighted average interest rates by expected maturity dates for mortgage notes payable as of December 31, 2013.

The following table reflects the mortgage notes payable as of December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt	$50,402,325	$63,294,459	$73,143,563	$39,941,535	$14,648,701	$189,144,780	$430,575,363
Interest Payments (1)	23,689,207	19,011,328	16,908,565	13,039,882	11,486,311	79,073,539	163,208,832
Average Interest Rate (1)	5.66%	5.69%	5.69%	5.70%	5.64%	5.60%	5.66%

	2014	2015	2016	2017	2018	Thereafter	Total
Variable Rate Debt	44,950,117	—	—	—	—	—	44,950,117
Interest Payments (1)	1,078,785	—	—	—	—	—	1,078,785
Average Interest Rate (1)	2.55%	—%	—%	—%	—%	—%	2.55%

(1)
Interest payments represent amounts expected to be made on outstanding debt as of December 31, 2013. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The following table reflects the note payable - other as of December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt	$—	$18,545	$38,493	$40,442	$42,489	$1,110,031	$1,250,000
Interest Payments (2)	30,993	62,757	61,098	59,149	57,101	182,188	453,286
Average Interest Rate (1)(2)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	The Company's note payable - other is a fixed rate instrument; therefore, the Company's outstanding note payable - other is not sensitive to changes in the capital markets except upon maturity.

(2)
Interest payments represent amounts expected to be made on outstanding debt as of December 31, 2013. Average interest rate represents the stated interest rates on the note payable - other for the respective period.

The level of outstanding mortgage debt payable of $475,525,480 at December 31, 2013 was lower than the December 31, 2012 balance of outstanding debt of $478,185,998. As of December 31, 2013 and December 31, 2012, respectively, the Company had $430,575,363 and $478,185,998 of fixed interest rate debt outstanding. The average interest rate on the fixed rate debt increased slightly to 5.66% at December 31, 2013 from 5.58% at December 31, 2012. As of December 31, 2013, the Company had $44,950,117 of variable interest rate debt outstanding. The average interest rate on the variable interest debt at December 31, 2013 was 2.55%. The Company did not have variable interest debt at December 31, 2012.

At December 31, 2013, all properties were encumbered by mortgage debt.

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

The level of market interest rate risk remained relatively consistent from December 31, 2012 to December 31, 2013 as evidenced by the stability in the multifamily housing mortgage interest rates over the same period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 54 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, with oversight and input from the Company's principal executive officer and principal financial officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2013. The Company's management based its assessment on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2013 that affected, or were reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors are as follows:

Name and Age	Position or Offices Held

Douglas Krupp (67)	Chairman of the Board of Directors
David C. Quade (70)	President, Principal Executive Officer and Director
Shereen P. Jones (52)	Chief Financial Officer and Treasurer
Randolph G. Hawthorne (64)	Director
Robert M. Kaufman (64)	Director
Richard B. Peiser (65)	Director
David E. Doherty (44)	Senior Vice President and Principal Financial Officer
Mary Beth Bloom (40)	Senior Vice President and Secretary

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

David C. Quade, Director, President and Principal Executive Officer of Berkshire Income Realty, Inc. since July 19, 2002. Mr. Quade is currently Executive Vice President of Capital Markets of The Berkshire Group and Berkshire Property Advisors, L.L.C., both affiliates of Berkshire Income Realty, Inc. Until the appointment of Ms. Jones in January 2011, Mr. Quade was Executive Vice President and Chief Financial Officer of The Berkshire Group and Berkshire Property Advisors, L.L.C. During that period, he led the efforts to acquire, finance and asset manage the initial properties contributed by KRF Company in connection with the Offering. Previously, Mr. Quade was a Principal and Executive Vice President and Chief Financial Officer of Leggat McCall Properties from 1981-1998, where he was responsible for strategic planning, corporate and property financing and asset management. Before that, Mr. Quade worked in senior financial capacities for two NYSE Amex listed real estate investment trusts, North American Mortgage Investors and Equitable Life Mortgage and Realty Investors. He also worked at Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers, LLP), an international accounting and consulting firm. He has a Professional Accounting Program degree from Northwestern University Graduate School of Business. Mr. Quade also holds a Bachelor of Science degree and a Master of Business Administration degree from Central Michigan University. Mr. Quade also serves as Chairman of the Board of Directors of the Marblehead/Swampscott YMCA and Director of the North Shore YMCA.

Shereen P. Jones, Chief Financial Officer of Berkshire Income Realty, Inc. since March 15, 2011 and Treasurer since February 2012. Since January 2011, Ms. Jones has been Chief Financial Officer of The Berkshire Group and Berkshire Property Advisors, L.L.C., both affiliates of Berkshire Income Realty, Inc. Most recently, Ms. Jones was Chief Financial Officer of Boykin Lodging Company, a NYSE Amex listed real estate investment trust. Previously, Ms. Jones held senior positions with the investment banking firms Credit Suisse First Boston, Lehman Brothers, Kidder, Peabody and Oppenheimer, specializing in real estate finance and mergers and acquisitions. Ms. Jones' involvement with Berkshire began in the early 1990's, having served as banker on multiple transactions with the Company's affiliates. Ms. Jones is a graduate of Duke University and holds an MBA from the Harvard Business School.

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

Richard B. Peiser, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Peiser is currently the Michael D. Spear Professor of Real Estate Development at Harvard University and has worked in that position since 1998. Mr. Peiser is also a member of the Department of Urban Planning and Design in the Harvard University Graduate School of Design and has served as such since 1998. Before joining the faculty of Harvard University in 1998, Mr. Peiser served as Director of the Lusk Center of Real Estate Development from 1987-1998 as well as Founder and Academic Director of the Master of Real Estate Development Program at the University of Southern California from 1986-1998. Mr. Peiser has also worked as a real estate developer and consultant since 1978. In addition, Mr. Peiser has published numerous articles relating to various aspects of the real estate industry. Mr. Peiser taught at Southern Methodist University from 1978-1984, the University of Southern California from 1985-1998 and at Stanford University in the fall of 1981. Mr. Peiser was the Chairman of Kailong REIT, a real estate investment and asset management company based in Shanghai, China. Mr. Peiser served as a trustee of the Urban Land Institute from 1997-2004 and as a Director of the firm American Realty Advisors from 1998-2005. Additionally, Mr. Peiser served as a faculty representative on the Harvard University Board of Overseer's Committee on Social Responsibility from 1999-2002 and as co-editor of the Journal of Real Estate Portfolio Management from 2003-2007. Mr. Peiser holds a Bachelor of Arts degree from Yale University, a Master of Business Administration degree from Harvard University and a Ph.D. in land economics from Cambridge University.

David E. Doherty, Senior Vice President and Principal Financial Officer of Berkshire Income Realty, Inc. since April 1, 2013. Mr. Doherty has served as Senior Vice President and Chief Accounting Officer of Berkshire Property Advisors, L.L.C., an affiliate of Berkshire Income Realty, Inc., since February 2010, where he is responsible for accounting, financial reporting and investor servicing. Mr. Doherty joined Berkshire as Assistant Controller in December 1995 and served as Assistant Controller and Controller from December 1997 through February 2010 where he was responsible for accounting and financial reporting for several Berkshire real estate funds, both publicly and privately held. From 1991-1995, Mr. Doherty served as a Senior Associate in business assurance at Coopers & Lybrand, LLP (now known as PricewaterhouseCoopers LLP), an international accounting and consulting firm, where he specialized in the real estate and investment company industries. He received a Bachelor of Science degree in Business Administration from the University of Notre Dame and is a Certified Public Accountant.

Mary Beth Bloom, Senior Vice President and Secretary of Berkshire Income Realty, Inc. since August 9, 2005. Ms. Bloom currently serves and has served as Senior Vice President and General Counsel to The Berkshire Group, an affiliate of Berkshire Income Realty, Inc., since 2005. From 2000-2005, Ms. Bloom served as the Assistant General Counsel to The Berkshire Group and from 2003-2005, she served as Assistant Secretary to Berkshire Income Realty, Inc. Prior to joining The Berkshire Group, Ms. Bloom was an attorney with John Hancock Financial Services. She received a Bachelor of Arts from the College of the Holy Cross and a Juris Doctor from New England School of Law. Ms. Bloom is admitted to practice law in Massachusetts and New York and is a member of the American, Massachusetts and New York Bar Associations.

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. Such persons act as the Company's Audit Committee. The Board has determined that Robert Kaufman qualifies as an “audit committee financial expert” under applicable SEC rules and regulations.

The Company does not currently have a nominating committee as the Board has determined, given its relatively small size, that Robert Kaufman, Randolph Hawthorne and Richard Peiser, (the "Independent Directors") shall perform this function. Nominees for positions on the Board are identified and recommended by a majority of the Independent Directors on the Board (as defined in the NYSE Amex Equities listing requirements). Director candidates, including directors up for re-election and those nominated by shareholders entitled to vote for the election of directors, are considered based upon various criteria, including broad-based business and professional skills and experience, personal integrity, sound business judgment, community involvement, and time available to devote to Board activities. The 5 nominees approved by the Board are directors standing for re-election. The Company has not paid a fee to any third party to identify, evaluate or assist in identifying or evaluating potential nominees. The Board did not receive a director candidate recommendation from a shareholder that beneficially owned more than 5% of the Company's common voting shares or from a group of shareholders that beneficially owned, in the aggregate, more than 5% of the Company's common voting shares. The Board will consider director candidates recommended by shareholders entitled to vote for the election of directors.

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

The Company has adopted a code of ethics (the "Code") that applies to all of its employees (including its principal executive officer and principal financial officer) and directors. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code applicable to certain enumerated executive officers by posting such information on its website at http://www.berkshireincomerealty.com. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Stephen Lyons, One Beacon Street, Boston, MA 02108.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders during or with respect to the fiscal year ended December 31, 2013, none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, with the exception of the following.

David Olney, a deemed executive officer, filed a Form 4 on an untimely basis on January 23, 2013 that covered his indirect purchase on November 21, 2011 of 200 shares of the Company's 9% Series A Cumulative Redeemable Preferred Stock. Mr. Olney also filed a Form 4 on an untimely basis on July 22, 2013 that covered his direct purchase on May 20, 2013, May 29, 2013 and May 30, 2013, respectively, of 100, 100, 300 shares of the Company's 9% Series A Cumulative Redeemable Preferred Stock.

ITEM 11.    EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee as the Board has determined that such a committee is unnecessary, in light of the fact that, except for our Independent Directors identified above, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor. The Company has no employees under any employment or other agreement either formal or implied. The Company pays Berkshire Advisor, an affiliate, property, asset management, construction management and acquisition fees for services related to the management of the Company. The Company also reimburses Berkshire Advisor for the salaries of employees of Berkshire Advisor who work directly at our properties. The Company does not bear risk associated with compensation policies and practices of employees as employee related costs incurred by Berkshire Advisor are limited to the fixed management fees or cost reimbursements paid by the Company. Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions for additional information.

The Company reimbursed Berkshire Advisor for cash basis compensation paid to its named executive officers. No other compensation or benefits are paid to named executive officers whose salaries are reimbursed by the Company. The Company does not reimburse for benefits. Cash basis compensation paid to named executive officers and reimbursed by the Company totaled $85,598 and $252,741 for the years ended December 31, 2013 and 2012, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

N/A	N/A	$—	$—	$—	$—	$—	$—	$—	$—
		$—	$—	$—	$—	$—	$—	$—	$—

The Board has determined that Robert Kaufman, Randolph Hawthorne and Richard Peiser, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. The Board has determined that the Independent Directors will be compensated at the rate of $40,000 per year, payable in cash, for their service as directors and receive reimbursement for their travel expenses incurred in connection with Board services effective August 1, 2013. There were no other arrangements to compensate the directors for Board or committee involvement in 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2013 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Class B Common Stock	Douglas Krupp	1,346,873	(2)	96%
Class B Common Stock	George Krupp	1,346,873	(3)	96%
Class B Common Stock	Douglas Krupp 1980 Family Trust	1,346,873	(4)	96%
Class B Common Stock	George Krupp 1980 Family Trust	1,346,873	(5)	96%
Class B Common Stock	Krupp Family Limited Partnership-94	1,346,873	(6)	96%
Class B Common Stock	KRF Company	1,283,313		91%
Class B Common Stock	David J. Olney	59,323	(7)	4%
Class B Common Stock	All directors and executive officers as a group	1,406,196	(8)	100%
Preferred Shares	Douglas Krupp	3,981	(9)	*
Preferred Shares	George Krupp	3,981	(10)	*
Preferred Shares	Berkshire Companies Limited Partnership	3,981		*
Preferred Shares	Robert M. Kaufman	63,010	(11)	2%
Preferred Shares	Randolph G. Hawthorne	4,600		*
Preferred Shares	Richard B. Peiser	2,955		*
Preferred Shares	David C. Quade	1,434	(12)	*
Preferred Shares	David E. Doherty	1,014	(13)	*
Preferred Shares	Mary Beth Bloom	1,150		*
Preferred Shares	David J. Olney	700	(7)	*
Preferred Shares	All directors and executive officers as a group	78,844	(14)	3%
* - Represents less than 1% of preferred shares outstanding.

(1)	c/o The Berkshire Group, One Beacon Street, Suite 1500, Boston, MA 02108.

(2)
Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The general partners of Krupp Family Limited Partnership-94 are Douglas Krupp and George Krupp, who each own 50% of the general partnership interests in Krupp Family Limited Partnership-94. By virtue of their interests in the Krupp Family Limited Partnership-94, Douglas Krupp and George Krupp may each be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company and Krupp Family Limited Partnership-94. Douglas Krupp is a director of the Company. George Krupp is a former director of the Company.

(3)	Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94 that may be deemed to be beneficially owned by George Krupp, as described in Footnote (2).

(4)
Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in Krupp Family Limited Partnership-94, Douglas Krupp 1980 Family Trust may be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company. The trustee of the Douglas Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Douglas Krupp.

(5)
Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in Krupp Family Limited Partnership-94, George Krupp 1980 Family Trust may be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company. The trustee of the George Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by George Krupp.

(6)
Includes 1,283,313 shares owned by KRF Company. Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. By virtue of its interest in KRF Company, Krupp Family Limited Partnership-94 is deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company.

(7)
David J. Olney owns 59,323 shares of Class B common stock and 500 shares of Preferred Shares of the Company. Additionally, 200 shares of the Preferred Shares are owned by Mr. Olney's spouse and may be deemed to be beneficially owned by Mr. Olney.

(8)
Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94 that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (2) plus all shares owned by David Olney.

(9)
Includes 3,981 of the Preferred Shares owned by Berkshire Companies Limited Partnership ("BCLP"). KELP-1987 owns 100% of the limited partnership interests in BCLP, and each of KGP-1, Incorporated and KGP-2 Incorporated owns 50% of the general partnership interests in BCLP. Douglas Krupp and certain of his affiliates are the limited partners of KELP-1987, and Douglas Krupp owns 50% of the stock of each of KGP-1, Incorporated and KGP-2 Incorporated. By virtue of such interests, Douglas Krupp may be deemed to beneficially own indirectly the 3,981 shares of the Preferred Shares owned by BCLP.

(10)
Includes 3,981 of the Preferred Shares owned by Berkshire Companies Limited Partnership ("BCLP"). KELP-1987 owns 100% of the limited partnership interests in BCLP, and each of KGP-1, Incorporated and KGP-2 Incorporated owns 50% of the general partnership interests in BCLP. George Krupp and certain of his affiliates are the limited partners of KELP-1987, and George Krupp owns 50% of the stock of each of KGP-1, Incorporated and KGP-2 Incorporated. By virtue of such interests, George Krupp may be deemed to beneficially own indirectly the 3,981 shares of the Preferred Shares owned by BCLP.

(11)
Robert M. Kaufman does not own shares of Class B common stock. Mr. Kaufman does own 62,174 shares of the Preferred Shares of the Company. Additionally, 836 shares of the Preferred Shares are owned Mr. Kaufman's spouse and may be deemed to be beneficially owned by Mr. Kaufman.

(12)
David C. Quade does not own shares of Class B common stock. Mr. Quade does own 874 shares of the Preferred Shares of the Company. Additionally, 560 shares of the Preferred Shares are owned Mr. Quade's spouse and may be deemed to be beneficially owned by Mr. Quade.

(13)	David E. Doherty does not own shares of Class B common stock. Mr. Doherty does own 1,014 shares of the Preferred Shares of the Company.

(14)
Includes 3,981 shares owned by BCLP that may be deemed to be beneficially owned by Douglas Krupp, as described in Footnote (9) plus all shares owned by the other directors and officers listed in the preceding table.

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A common stock and 5,000,000 shares have been classified as Class B common stock. As of December 31, 2013 and 2012, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 about shares of our equity securities outstanding and available for issuance under equity compensation plans. The Company does not have equity securities outstanding or available for issuance under an equity compensation plan as of December 31, 2013.

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

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company's Preferred Shares have been paid. Berkshire Advisor earned asset management fees of

$1,631,954, $1,649,259 and $1,649,259 during the years ended December 31, 2013, 2012 and 2011, respectively. The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties. In addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an incentive advisory fee based on increases in the value of the Company, as explained below, not subject to the $1,600,000 maximum as detailed below. As of December 31, 2013 and 2012, respectively, $816,126 and $824,629 of the asset management fees are payable to Berkshire Advisor.

On November 12, 2009, the Audit Committee and the Board approved an amendment to the Advisory Services Agreement (the "Advisory Services Amendment") with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees paid to Berkshire Advisor. The Advisory Services Amendment, which was effective January 1, 2010, provides for the incentive advisory fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 and adjusted from time to time as determined by management (the "Base Value"). The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, based on the increase in fair value of the Company above the Base Value established by the plan. The Company has recorded $2,494,013, $3,113,100 and $1,696,485 of incentive advisory fees during the year ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, the accrued liability of $8,289,617 and $6,634,261, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets. Payments from the plan will approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid. The Company made $838,657, $383,119 and $0 of incentive advisory fee payments during the year ended December 31, 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, Berkshire Advisor acted as property manager for most of the properties in the portfolio under property management agreements between the Company and Berkshire Advisor. Under the property management agreement, Berkshire Advisor is entitled to receive a property management fee, payable monthly, equal to 4% of the gross rental receipts, including rentals and other operating income, received each month with respect to all managed properties. The total amount of property management fees paid or accrued to Berkshire Advisor under the property management agreements was $3,200,276, $3,448,399 and $3,292,761 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, respectively, $519,780 and $27,242 of the 2013 and 2012 property management fees are payable to Berkshire Advisor.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price (as defined on page 48) of any new property acquired directly or indirectly by us. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the Audit Committee.

Berkshire Advisor received acquisition fees for 2013, 2012 and 2011 as follows:

	Acquisition Fees
	2013	2012	2011

Estancia Townhomes	$—	$—	$420,000
	$—	$—	$420,000

The Company pays a construction management fee to Berkshire Advisor for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $253,392, $194,737 and $288,859 in construction management fees for the year ended December 31, 2013, 2012 and 2011, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services. During the years ended December 31, 2013, 2012 and 2011, the Company has incurred fees totaling $97,695, $278,820 and $209,115, respectively on the 2020 Lawrence Project and the Walnut Creek Project. The Company did not incur any development fees on the NoMa Project to BRD for the years ended December 31, 2013, 2012 and 2011.

Under the Advisory Services Agreement and the property management agreements, Berkshire Advisor is reimbursed at cost for all out-of-pocket expenses incurred by them, including the actual cost of goods, materials and services that are used in connection with the management of us and our properties.

Berkshire Advisor is also reimbursed for administrative services rendered by it that are necessary for our prudent operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Expense reimbursements paid were $213,084, $180,758 and $213,300 for the years ended December 31, 2013, 2012 and 2011, respectively. Salary reimbursements paid were $8,753,851, $9,749,185 and $9,820,522 for the years ended December 31, 2013, 2012 and 2011, respectively. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property level salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company.

In addition to the fees listed above, the unconsolidated multifamily entities paid construction management fees of $644,014, $783,248 and $578,979, property management fees of $5,243,005, $5,348,359 and $5,699,984 and asset management fees of $3,804,320, $4,008,469 and $4,371,676 to Berkshire Advisor for the years ended December 31, 2013, 2012 and 2011, respectively.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP, was $442,900 and $430,000 for the years ended December 31, 2013 and 2012, respectively, for the audit of the Company's annual financial statements included in the Company's Form 10K and review of financial statements included in the Company's Forms 10Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, LLP, was $0 and $25,000 for the years ended December 31, 2013 and 2012, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, LLP, was $57,850 and $57,000 for the years December 31, 2013 and 2012, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, LLP, was $0 and $0 for the years ended December 31, 2013 and 2012, respectively.

Before the Company's independent registered public accounting firm, PricewaterhouseCoopers, LLP, is engaged by the Company or its subsidiaries to render audit services, the engagement is approved by the Audit Committee. All audit-related fees, tax fees and other fees are pre-approved by such Audit Committee and are subject to a fee cap, which cannot exceed 5% of the total amount of the Company's revenues.

The services described above in the captions "Audit Fees", "Audit-Related Fees", "Tax Fees" and "All Other Fees" were 100% approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    See "Index to Financial Statements and Financial Statement Schedules" on page 54 to this report.

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

101.
The following materials from Berkshire Income Realty, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. and subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2014

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Multifamily apartment communities, net of accumulated depreciation of $242,291,624 and $235,825,752, respectively	$381,663,433	$402,999,104
Cash and cash equivalents	15,254,613	12,224,361
Cash restricted for tenant security deposits	1,321,895	1,332,178
Replacement reserve escrow	1,121,258	986,790
Prepaid expenses and other assets	10,675,302	9,545,966
Investments in unconsolidated multifamily entities	14,294,474	16,873,924
Acquired in-place leases and tenant relationships, net of accumulated amortization of $0 and $599,702, respectively	—	5,377
Deferred expenses, net of accumulated amortization of $2,953,066 and $3,096,284, respectively	2,977,939	3,210,510
Total assets	$427,308,914	$447,178,210

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$475,525,480	$478,185,998
Revolving credit facility - affiliate	—	—
Note payable - other	1,250,000	1,250,000
Due to affiliates, net	2,454,167	3,446,460
Due to affiliate, incentive advisory fees	8,289,617	6,634,261
Dividend and distributions payable	837,607	1,137,607
Accrued expenses and other liabilities	10,968,053	15,081,550
Tenant security deposits	1,531,472	1,475,298
Total liabilities	500,856,396	507,211,174

Commitments and contingencies (Note 10)	—	—

Deficit:
Noncontrolling interest in properties (Note 12)	879,785	1,527,431
Noncontrolling interest in Operating Partnership (Note 13)	(102,297,937)	(89,708,267)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2013 and 2012, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at December 31, 2013 and 2012, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Accumulated deficit	(42,354,222)	(42,077,020)
Total deficit	(73,547,482)	(60,032,964)

Total liabilities and deficit	$427,308,914	$447,178,210

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2013	2012	2011
Revenue:
Rental	$73,191,622	$68,545,521	$65,240,687
Utility reimbursement	3,441,604	2,954,366	2,714,358
Other	3,398,904	3,013,758	2,732,821
Total revenue	80,032,130	74,513,645	70,687,866
Expenses:
Operating	18,433,143	17,585,096	17,268,329
Maintenance	4,516,367	4,396,133	4,456,806
Real estate taxes	7,677,392	6,845,669	6,688,309
General and administrative	2,504,227	2,424,966	2,337,435
Management fees	4,824,959	4,642,323	4,406,673
Incentive advisory fees	2,494,013	3,113,100	1,696,485
Depreciation	25,481,041	24,421,521	26,460,715
Interest, inclusive of amortization of deferred financing fees	26,459,722	23,937,305	26,030,877
Amortization of acquired in-place leases and tenant relationships	5,377	68,280	531,422
Total expenses	92,396,241	87,434,393	89,877,051
Loss before equity in income (loss) of unconsolidated multifamily entities	(12,364,111)	(12,920,748)	(19,189,185)
Equity in income (loss) of unconsolidated multifamily entities	888,778	(268,921)	(3,430,015)
Loss from continuing operations	(11,475,333)	(13,189,669)	(22,619,200)
Discontinued operations:
Income (loss) from discontinued operations	36,441	(1,372,042)	624,552
Gain on disposition of real estate assets, net	18,648,525	43,582,865	23,916,947
Net income from discontinued operations	18,684,966	42,210,823	24,541,499
Net income	7,209,633	29,021,154	1,922,299
Net income attributable to noncontrolling interest in properties	(107,292)	(9,797,304)	(6,306,178)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 13)	(391,968)	(12,223,771)	10,819,718
Net income attributable to the Company	6,710,373	7,000,079	6,435,839
Preferred dividend	(6,700,775)	(6,700,777)	(6,700,763)
Net income (loss) available to common shareholders	$9,598	$299,302	$(264,924)
Net loss from continuing operations attributable to the Company per common share, basic and diluted	$(13.28)	$(29.81)	$(17.64)
Net income from discontinued operations attributable to the Company per common share, basic and diluted	$13.29	$30.02	$17.45
Net income (loss) available to common shareholders per common share, basic and diluted	$0.01	$0.21	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests -Properties	Noncontrolling Interests - Operating Partnership	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	2,978,110	$70,210,830	1,406,196	$14,062	$(41,533,880)	(191,881)	(65,806,083)	$(37,306,952)
Net income (loss)	—	—	—	—	6,435,839	6,306,178	(10,819,718)	1,922,299
Contributions	—	—	—	—	—	1,099,437	—	1,099,437
Distributions	—	—	—	—	—	(6,851,145)	—	(6,851,145)
Syndication costs	—	—	—	—	(3,918)	(16,065)	(160,017)	(180,000)
Distributions to preferred shareholders	—	—	—	—	(6,700,763)	—	—	(6,700,763)
Balance at December 31, 2011	2,978,110	70,210,830	1,406,196	14,062	(41,802,722)	346,524	(76,785,818)	(48,017,124)
Net income	—	—	—	—	7,000,079	9,797,304	12,223,771	29,021,154
Contributions	—	—	—	—	—	400,065	—	400,065
Distributions	—	—	—	—	(573,600)	(9,016,462)	(25,146,220)	(34,736,282)
Distributions to preferred shareholders	—	—	—	—	(6,700,777)	—	—	(6,700,777)
Balance at December 31, 2012	2,978,110	70,210,830	1,406,196	14,062	(42,077,020)	1,527,431	(89,708,267)	(60,032,964)
Net income	—	—	—	—	6,710,373	107,292	391,968	7,209,633
Contributions	—	—	—	—	—	670,505	—	670,505
Distributions	—	—	—	—	(286,800)	(1,425,443)	(12,981,638)	(14,693,881)
Distributions to preferred shareholders	—	—	—	—	(6,700,775)	—	—	(6,700,775)
Balance at December 31, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,354,222)	$879,785	$(102,297,937)	$(73,547,482)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$7,209,633	$29,021,154	$1,922,299
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	641,809	586,792	632,866
Amortization of acquired in-place leases and tenant relationships	5,377	68,280	540,338
Amortization of fair value discount on mortgage debt	—	—	232,041
Depreciation	26,045,630	27,484,139	31,312,085
Deferred costs	(149,115)	—	—
Loss on extinguishment of debt	3,807	83,235	363,412
Equity in (income) loss of unconsolidated multifamily entities	(888,778)	268,921	3,430,015
Distributions of return on investments in unconsolidated multifamily entities	305,401	—	—
Gain on disposition of real estate assets	(18,648,525)	(43,582,865)	(23,916,947)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	66,457	(52,794)	(75,779)
Prepaid expenses and other assets	870,664	2,240,870	(334,331)
Due to/from affiliates	(992,293)	2,201,313	(575,680)
Due to affiliates, incentive advisory fees	1,655,356	2,729,981	1,696,485
Accrued expenses and other liabilities	(488,671)	(1,209,022)	919,857
Net cash provided by operating activities	15,636,752	19,840,004	16,146,661

Cash flows from investing activities:
Capital improvements	(15,505,375)	(39,954,975)	(18,000,511)
Acquisition of multifamily apartment communities	(314,288)	—	(54,487,297)
Earnest money deposits on acquisition	(2,000,000)	—	—
Proceeds from sale of multifamily apartment communities	30,958,927	75,376,290	32,629,649
Interest earned on replacement reserve deposits	(618)	(2,633)	(2,641)
Deposits to replacement reserve escrow	(175,981)	(167,180)	(297,795)
Withdrawals from replacement reserve escrow	42,131	545,020	2,938,363
Distributions from investments in unconsolidated multifamily entities	3,468,002	1,400,150	—
Investments in unconsolidated multifamily entities	(305,175)	(821,036)	(15,104,116)
Net cash provided by (used in) investing activities	16,167,623	36,375,636	(52,324,348)

Cash flows from financing activities:
Borrowings from mortgage notes payable	12,980,663	28,621,545	73,192,682
Principal payments on mortgage notes payable	(5,636,390)	(5,270,328)	(4,400,459)
Prepayments of mortgage notes payable	(14,833,286)	(29,022,538)	(30,009,982)
Borrowings from revolving credit facility - affiliate	1,627,000	1,691,000	34,028,500
Principal payments on revolving credit facility - affiliate	(1,627,000)	(10,040,422)	(25,679,078)
Borrowings from note payable - other	—	1,250,000	—
Deferred costs	(260,959)	(128,962)	(1,569,750)
Syndication costs	—	—	(180,000)
Contributions from noncontrolling interest holders in properties	670,505	400,065	1,099,437
Distributions to noncontrolling interest holders in properties	(1,725,443)	(8,716,462)	(6,851,145)
Distributions to noncontrolling interest partners in Operating Partnership	(12,981,638)	(25,146,220)	—
Distributions to common shareholders	(286,800)	(573,600)	—
Distributions to preferred shareholders	(6,700,775)	(6,700,777)	(6,700,763)
Net cash (used in) provided by financing activities	(28,774,123)	(53,636,699)	32,929,442

Net increase (decrease) in cash and cash equivalents	3,030,252	2,578,941	(3,248,245)
Cash and cash equivalents at beginning of period	12,224,361	9,645,420	12,893,665
Cash and cash equivalents at end of period	$15,254,613	$12,224,361	$9,645,420
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012	2011

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$26,434,005	$25,060,420	$28,129,703
Capitalization of interest	504,266	2,654,194	1,066,074

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	183,596	4,265,639	4,005,354
Dividends declared and payable to preferred shareholders	837,607	837,607	837,607
Tax distribution payable	—	300,000	—
Mortgage debt (assigned)/assumed	4,828,495	—	(35,290,000)
Write-off of fully amortized acquired in-place leases and tenant relationships	605,079	—	1,235,033
Write-off of fully amortized deferred financing costs	432,119	—	—

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(5,600,000)	$—	$(51,801,690)
Acquired in-place leases	—	—	(605,080)
Replacement reserve escrow	—	—	(9,000)
Prepaid expenses and other assets	—	—	(2,193,901)
Liabilities acquired:
Accrued expenses	457,217	—	67,859
Tenant security deposit liability	—	—	54,515
Mortgage assumed	4,828,495	—	—
Net cash used for acquisition of multifamily apartment communities	$(314,288)	$—	$(54,487,297)

Sale of real estate:
Gross selling price	$31,500,000	$76,625,000	$68,500,000
Assignment of mortgage notes payable	—	—	(35,290,000)
Cost of sale	(541,073)	(1,248,710)	(580,351)
Cash flows from sale of real estate assets	$30,958,927	$75,376,290	$32,629,649

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc., (the "Company"), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization. The Company is in the business of acquiring, owning, operating, developing and rehabilitating properties. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

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

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2013 and 2012 is presented below:

			Total # of Unit		Ownership Interest
			as of December 31,		as of December 31,
Description	Location	Year Acquired	2013 (Unaudited)	2012 (Unaudited)	2013	2012

Berkshires of Columbia	Columbia, Maryland	1983	316	316	91.38%	91.38%
Seasons of Laurel	Laurel, Maryland	1985	1,088	1,088	100.00%	100.00%
Laurel Woods	Austin, Texas	2004	150	150	100.00%	100.00%
Bear Creek	Dallas, Texas	2004	152	152	100.00%	100.00%
Bridgewater	Hampton, Virginia	2004	216	216	100.00%	100.00%
Reserves at Arboretum	Newport News, Virginia	2009	143	143	100.00%	100.00%
Country Place I	Burtonsville, Maryland	2004	192	192	58.00%	58.00%
Country Place II	Burtonsville, Maryland	2004	120	120	58.00%	58.00%
Yorktowne	Millersville, Maryland	2004	216	216	100.00%	100.00%
Berkshires on Brompton	Houston, Texas	2005	362	362	100.00%	100.00%
Lakeridge	Hampton, Virginia	2005	282	282	100.00%	100.00%
Berkshires at Citrus Park	Tampa, Florida	2005	264	264	100.00%	100.00%
Briarwood Village	Houston, Texas	2006	342	342	100.00%	100.00%
Chisholm Place	Dallas, Texas	2006	142	142	100.00%	100.00%
Standard at Lenox Park	Atlanta, Georgia	2006	375	375	100.00%	100.00%
Berkshires at Town Center	Towson, Maryland	2007	199	199	100.00%	100.00%
Sunfield Lakes	Sherwood, Oregon	2007	200	200	100.00%	100.00%
Executive House	Philadelphia, Pennsylvania	2008	302	302	100.00%	100.00%
Estancia Townhomes	Dallas, Texas	2011	207	207	100.00%	100.00%
2020 Lawrence (1)	Denver, Colorado	2011	231	231	91.08%	91.08%
Walnut Creek (2)	Walnut Creek, California	2011	N/A	N/A	98.00%	98.00%
Walden Pond (3)	Houston, Texas	1983	N/A	416	N/A	100.00%
Gables of Texas (3)	Houston, Texas	2003	N/A	140	N/A	100.00%
Total			5,499	6,055

All of the properties in the above table are encumbered by mortgages as of December 31, 2013.

(1)
2020 Lawrence received a temporary certificate of occupancy from the City of Denver on December 12, 2012 and permission to occupy 7 of the 11 completed floors (99 units) from U.S. Department of Housing and Urban Development ("HUD") on December 24, 2012. Permission

to occupy the remaining floors (132 units) was received on January 18, 2013. As of December 31, 2013, 192 (unaudited) of the 231 units were occupied.

(2)	Property was under development as of December 31, 2013. The Company will own a 98.00% interest in the property once fully invested.

(3)	Properties were sold as of December 31, 2013.

Discussion of acquisitions for the years ended December 31, 2013, 2012 and 2011

On January 31, 2011, the Company, through its subsidiary, BIR Estancia Limited Partnership, completed the acquisition of Estancia Townhomes, a 207-unit townhome style apartment community located in Dallas, Texas. The sellers were unaffiliated third parties. The purchase price for the property was $42,000,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

On November 1, 2013, the Company, through its joint venture partnership for the Walnut Creek development, acquired the land associated with the development project. The purchase price was $5,600,000 and the Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014. Subsequent to year end on March 31, 2014, the outstanding land loan balance of $4,828,495 was paid off with available funds contributed to the joint venture partnership. The acquisition transaction was subject to normal prorations and adjustments.

Discussion of dispositions for the years ended December 31, 2013, 2012 and 2011

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

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas ("Gables"), both located in Houston, Texas, to an unaffiliated buyer. The combined sale price was $31,500,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

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

In making estimates of fair value for purposes of initial accounting of the purchased real estate, the Company utilizes information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also considers our own analysis of recently acquired and existing comparable properties in our portfolio.

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

Rental property	25 to 27.5 years
Improvements	5 to 25 years
Appliances and equipment	3 to 8 years

When a property is sold, its costs and related depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

Pursuant to ASC 360-10, management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value, such as operational performance, adverse change in the assets' physical condition, market conditions, legal and environmental concerns and the Company's intent with regard to each asset. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. The Company did not recognize an impairment loss in 2013 or 2012 and no such losses have been recognized to date.
Our investments in unconsolidated multifamily entities are reviewed for impairment periodically when events or circumstances indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. The ultimate realization of our investment in unconsolidated multifamily entities is dependent on a number of factors, including the performance of each investment and market and economic conditions. The Company did not recognize an other-than-temporary impairment charge in 2013 or 2012.

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

Deferred expenses

Fees and costs incurred to obtain long-term financing are deferred and amortized over the terms of the related loans, on the straight line method which approximates the effective interest method.

Indebtedness

Mortgage notes payable and note payable - other consist of property level mortgage indebtedness collateralized by the respective properties. Revolving credit facility to an affiliate consists of indebtedness related to the Company's revolving credit facility. The Company states its mortgage notes payable, note payable - other and revolving credit facility to an affiliate at the outstanding principal balance, exclusive of transaction costs such as prepayment penalties, except in the case of assumed debt where the mortgage is recorded at fair value and the difference is amortized over the life of the loan.

Noncontrolling interest in properties

Unaffiliated third parties have ownership interests in the Company's properties are accounted for as "Noncontrolling interest in properties" in the accompanying financial statements. Allocations of earnings and distributions are made to the Company and noncontrolling holders based upon their respective share allocations.

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

In accordance with ASC 974-810, earnings of the Operating Partnership are first allocated to the preferred interests held by the Company. The remainder of earnings, if any, are allocated to the Company's general partner and KRF Company and affiliates' common limited partnership interests in accordance with their relative ownership percentages.

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

Debt extinguishment costs

In accordance with ASC 470-50, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to ASC 225-20. Accordingly, costs associated with the early extinguishment of debt for discontinued operations are included in "Income (loss) from discontinued operations" in the accompanying Statements of Operations. Costs associated with the early extinguishment of debt for continuing operations are included in "Interest, inclusive of amortization of deferred financing fees".

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

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2013, 2012 and 2011, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $100,673,115 and $101,913,025 as of December 31, 2013 and 2012, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

The Company monitors the impact of ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with ASC 740-10. As of December 31, 2013 and 2012, the Company has determined it does not have a liability related to a tax position taken or expected to be taken in a tax return and therefore has not recorded any adjustments to its financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable.   As of December 31, 2013, the Company is subject to examination for the tax years 2010, 2011, 2012 and 2013 by the major tax jurisdictions under the statute of limitations (with limited exceptions).

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year ended December 31, 2013 which have had or are expected to have a material impact on the Company's operating results, financial position, or disclosures.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2013, 2012 and 2011, comprehensive income (loss) equaled net income (loss). Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of financial statements and revenue and expenses during the reporting period. Such estimates include the amortization of acquired in-place leases and tenant relationships, the allowance for depreciation, impairment of multifamily apartment communities and unconsolidated multifamily entities, variable asset management fees and the fair value of mortgage notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company's multifamily apartment communities:

	December 31, 2013	December 31, 2012
Land	$66,318,761	$63,749,991
Buildings, improvement and personal property	557,636,296	575,074,865
Multifamily apartment communities	623,955,057	638,824,856
Accumulated depreciation	(242,291,624)	(235,825,752)
Multifamily apartment communities, net	$381,663,433	$402,999,104

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment at December 31, 2013 or 2012.

Refer to Note 1 - Organization and Basis of Presentation for discussion of dispositions for the years ended December 31, 2013, 2012 and 2011.

The operating results of discontinued operations for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	2013	2012	2011

Revenue:
Rental	$1,986,538	$11,122,693	$16,374,394
Utility reimbursement	230,542	643,553	691,763
Other	297,931	665,778	1,239,316
Total revenue	2,515,011	12,432,024	18,305,473

Expenses:
Operating	847,108	3,832,843	5,418,810
Maintenance	132,940	835,932	1,186,233
Real estate taxes	273,580	1,159,694	1,778,695
General and administrative	31,993	40,696	83,709
Management fees	96,567	481,335	644,105
Depreciation	564,589	3,062,618	4,851,370
Interest, inclusive of deferred financing fees and prepayment penalties	527,986	4,307,713	3,345,671
Loss on extinguishment of debt	3,807	83,235	363,412
Amortization of acquired in-place leases and tenant relationships	—	—	8,916
Total expenses	2,478,570	13,804,066	17,680,921

Income (loss) from discontinued operations	$36,441	$(1,372,042)	$624,552

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

In accordance with ASC 810-10 issued by the FASB as amended by ASU No. 2009-17 related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a VIE and whether it should be consolidated or accounted for as an equity investment in an unconsolidated multifamily entity. As a result of the Company's qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of BVF that most significantly impact BVF's economic performance. Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

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

As of December 31, 2013, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7% and had received distributions from BVF of $5,173,553, or approximately 22.1%, of its invested capital. The general partner of BVF is proceeding with BVF's liquidation plan to sell the remaining 33 assets in the portfolio as of December 31, 2013.

The summarized statement of assets, liabilities and partners' capital of BVF is as follows:

	December 31, 2013	December 31, 2012

ASSETS
Multifamily apartment communities, net	$664,692,480	$807,747,897
Cash and cash equivalents	21,227,583	16,851,009
Other assets	11,565,547	16,927,659
Total assets	$697,485,610	$841,526,565

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage notes payable	$686,193,544	$800,968,937
Revolving credit facility	16,200,000	16,300,000
Other liabilities	15,049,296	22,050,147
Noncontrolling interest	(6,961,558)	(9,478,084)
Partners’ capital	(12,995,672)	11,685,565
Total liabilities and partners’ capital	$697,485,610	$841,526,565

Company’s share of partners’ capital	$(604,395)	$818,078
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$—	$1,422,473

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At December 31, 2013 and December 31, 2012, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of December 31, 2013 and has no commitment to make additional contributions to BVF. The carrying value of the investment is $0 at December 31, 2013 as distributions from the investment in the current year have exceeded the Company's invested equity as adjusted for the Company's share of gains and losses over the holding period of the investment.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of December 31, 2013 and 2012, respectively.

The summarized statements of operations of BVF for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011

Revenue	$131,091,773	$133,860,364	$142,470,274
Expenses (1)	(167,548,652)	(179,003,696)	(211,049,488)
Gain on property sales and extinguishment of debt (2)	71,224,756	41,920,335	14,242,762
Net income (loss)	34,767,877	(3,222,997)	(54,336,452)
Noncontrolling interest	(5,549,113)	4,510,212	6,979,361
Net income (loss) attributable to investment	$29,218,764	$1,287,215	$(47,357,091)

Equity in income (loss) in unconsolidated limited partnership (1)(2)	$2,350,930	$90,115	$(3,315,350)

(1)
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

There were no impairment indicators in the year ended December 31, 2013 and no impairment indicators and impairment writeoffs in the year ended December 31, 2012.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the year ended December 31, 2011, BVF recorded a net gain on the disposition of a long lived asset, pursuant to a short sale on behalf of the lender, that previously experienced an impairment charge. In accordance with ASC 360-10, BVF adjusted the cost basis of the asset to the carrying value at the time of the impairment charge and computed the resulting gain on the new cost basis. The loss on the sale was $428,614, of which the Company's share was approximately $15,000 and is reflected in the equity in loss of unconsolidated multifamily entities recognized for the year ended December 31, 2011. Additionally, concurrent with the short sale, the Company also recognized a gain from forgiveness of debt related to the extinguishment of the mortgage by the lender on the disposed real estate. The gain on the forgiveness of debt was $12,991,979 of which the Company's share was approximately $455,000 and is also reflected in the equity in loss of unconsolidated multifamily entities recognized for the year ended December 31, 2011.

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

During the year ended December 31, 2013, BVF recorded a net gain on the disposition of ten properties, of which five previously experienced impairment charges. In accordance with ASC 360-10, BVF adjusted the cost basis of the assets to the carrying value at the time of the impairment charge and computed the resulting gain on the new cost basis. The gain on the sale of all ten properties was $71,224,756, of which the Company's share was approximately $4,252,000 and is reflected in the equity in income of unconsolidated multifamily entities recognized for the year ended December 31, 2013.

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

In accordance with ASC 810-10, as amended by ASU No. 2009-17, related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in NoMa JV to determine whether it would qualify as a VIE and whether it should be consolidated or accounted for as an equity investment in an unconsolidated multifamily entity. As a result of the Company's qualitative assessment to determine whether its investment is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity's economic performance.  Under the terms of the limited liability company agreement of NoMa JV, the managing member has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of NoMa JV.

After making the determination that its investment in NoMa JV was a VIE, the Company performed an assessment of which member would be considered the primary beneficiary of NoMa JV and would be required to consolidate the VIE's balance sheet and results of operations. This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of NoMa JV, and (2) had the obligation to absorb losses or the right to receive benefits of NoMa JV that could potentially be significant to the VIE based upon the terms of the limited liability company and management agreements of NoMa JV.  Because the managing member owns two-thirds of the entity and all profits and losses are split pro-rata in accordance with capital accounts, the Company has determined that the managing member has the obligation to absorb the losses or the right to receive benefits of the VIE while retaining the power to make significant decisions for NoMa JV.  Based upon this understanding, the Company concluded that the managing member should consolidate NoMa JV and as such, the Company accounts for its investment in NoMa JV as an equity investment in an unconsolidated multifamily entity.

As of December 31, 2013, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company has no obligation to fund capital to NoMa JV in excess of its original commitment of capital of $14,520,000. The NoMa Project was complete as of December 31, 2013.

The summarized statement of assets, liabilities and members’ capital of NoMa JV is as follows:

	December 31, 2013	December 31, 2012
ASSETS
Multifamily apartment communities, net	$126,139,123	$114,349,590
Cash and cash equivalents	1,629,885	565,453
Other assets	546,996	738,983
Total assets	$128,316,004	$115,654,026

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage notes payable	$85,466,258	$63,413,844
Other liabilities	756,990	5,419,184
Noncontrolling interest	4,209,276	4,682,100
Members’ capital	37,883,480	42,138,898
Total liabilities and members’ capital	$128,316,004	$115,654,026

Company’s share of members’ capital	$12,627,826	$14,046,299
Basis differential (1)	1,666,648	1,405,152
Carrying value of the Company’s investment in unconsolidated limited liability company (2)	$14,294,474	$15,451,451

(1)
This amount represents capitalized interest, net of amortization, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of December 31, 2013 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of December 31, 2013 and 2012, respectively.

The summarized statements of operations of NoMa JV for the years ended December 31, 2013, 2012 and 2011 is as follows:

	For the years ended December 31,
	2013	2012	2011

Revenue	$4,760,366	$91,033	$—
Expenses	(9,488,610)	(1,287,819)	(382,216)
Net loss	(4,728,244)	(1,196,786)	(382,216)
Noncontrolling interest	472,824	119,678	38,222
Net loss attributable to investment	$(4,255,420)	$(1,077,108)	$(343,994)

Equity in loss of unconsolidated limited liability company	(1,418,473)	(359,036)	(114,665)
Amortization of basis	(43,679)	—	—
Adjusted equity in loss of unconsolidated limited liability company	$(1,462,152)	$(359,036)	$(114,665)

5.	MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2013 and 2012:

Collateralized Property		Original Principal Balance	Principal at December 31, 2013	Annual Interest Rate at December 31, 2013 (1)	Final Maturity Date	Monthly Payment	Principal at December 31, 2012

Berkshires of Columbia	(2)	$26,600,000	$23,412,485	2.57%	2014	$112,719	$23,947,436
Berkshires of Columbia (2nd note)	(2)	4,563,000	4,050,347	2.57%	2014	20,098	4,133,035
Berkshires of Columbia (3rd note)	(2)	5,181,000	4,875,302	2.57%	2014	21,935	4,950,417
Seasons of Laurel		99,200,000	99,200,000	6.10%	2021	521,076	99,200,000
Seasons of Laurel (2nd note)		10,210,000	10,210,000	5.95%	2022	60,886	—
Laurel Woods		4,100,000	3,706,906	5.17%	2015	22,438	3,779,771
Laurel Woods (2nd note)		1,900,000	1,808,990	7.14%	2015	12,820	1,831,007
Bear Creek		3,825,000	3,699,087	5.83%	2016	22,516	3,749,028
Bridgewater	(3)	14,212,500	12,611,983	2.51%	2014	60,194	12,878,110
Reserves at Arboretum		12,950,000	12,490,159	6.20%	2015	79,315	12,661,729
Country Place I & II		15,520,000	13,742,409	5.01%	2015	83,410	14,037,125
Country Place I & II (2nd note)		9,676,278	8,789,567	6.43%	2015	60,965	8,942,697
Yorktowne		16,125,000	14,362,762	5.13%	2015	87,848	14,661,448
Yorktowne (2nd note)		7,050,000	6,425,850	6.12%	2015	42,814	6,537,135
Brompton	(3)	18,600,000	18,335,543	5.71%	2014	108,072	18,563,736
Lakeridge	(3)	13,130,000	11,808,613	5.07%	2014	71,047	12,047,494
Lakeridge (2nd note)	(3)	12,520,000	11,262,190	5.08%	2014	67,824	11,489,637
Savannah at Citrus Park		16,428,100	15,702,639	4.55%	2045	78,257	15,921,808
Briarwood		13,200,000	12,747,190	6.43%	2018	82,826	12,904,504
Chisholm		6,953,000	6,771,387	6.25%	2016	42,811	6,853,211
Standard at Lenox		35,000,000	34,081,221	5.80%	2016	205,364	34,553,897
Berkshires at Town Center		20,000,000	19,617,166	5.77%	2017	116,969	19,865,277
Sunfield Lakes		19,440,000	19,176,348	6.30%	2017	120,265	19,388,268
Executive House		27,000,000	25,236,927	5.52%	2016	153,557	25,655,735
Executive House (2nd note)		3,617,790	3,502,728	4.24%	2016	17,776	3,564,032
Estancia		29,004,000	27,909,654	5.15%	2021	158,369	28,340,552
2020 Lawrence		42,692,437	45,159,532	5.00%	2053	219,222	42,692,437
Walnut Creek	(4)	4,828,495	4,828,495	6.00%	2014	24,605	—
Walden Pond	(5)	12,675,000	N/A	N/A	N/A	N/A	10,588,183
Gables of Texas	(5)	5,325,000	N/A	N/A	N/A	N/A	4,448,289
		$511,526,600	$475,525,480				$478,185,998

(1)
All interest rates are fixed as of December 31, 2013 with the exception of the variable rate debts of Berkshires of Columbia and Bridgewater. The first, second and third mortgages of Berkshires of Columbia are adjustable rate mortgages with variable interest rates of 2.40% above LIBOR. The mortgage of Bridgewater is an adjustable rate mortgage with a variable interest rate of 2.50% above the Freddie Mac Reference Bill Rate.

(2) Mortgage was refinanced on January 16, 2014.

(3)
The Advisor is currently marketing Bridgewater and Lakeridge for sale and expects to pay the outstanding mortgage loan with proceeds from the sale. In the event that the property is not sold, the Advisor would expect to refinance the mortgage loan or extend the maturity date. On March 24, 2014, the Company executed a purchase and sale agreement for the sale of Brompton. The closing is currently anticipated to take place on May 29, 2014.

(4)
December 31, 2013 balance represents amounts assumed at acquisition of the property, which is a representation of fair value. The loan matured on March 31, 2014 and the balance was paid with available funds contributed to the joint venture partnership.

(5)	Properties were sold as of December 31, 2013.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities. All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2013 and 2012. Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2013.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2013 are as follows:

2014	$95,352,442
2015	63,294,459
2016	73,143,563
2017	39,941,535
2018	14,648,701
Thereafter	189,144,780
$475,525,480

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement and is based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance).  For purposes of determining fair value the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information in order to determine fair values. In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model. Debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $505,385,000 and $543,557,000 at December 31, 2013 and 2012, respectively.

On December 22, 2011, the Company, through JV BIR/Holland, closed on the sale of Glo to an unaffiliated party for $68,500,000. The outstanding bonds were assumed by the buyer. The Company recognized $23,916,947 in gain on the sale, which included $4,637,097 of loss related to the write-off of the fair value adjustment as a result of buyer's assumption of the mortgage note.

On November 1, 2013, the Company through its joint venture partnership for the Walnut Creek Project, acquired the land associated with the development project. The Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014. Subsequent to year end on March 31, 2014, the outstanding land loan balance of $4,828,495 was paid off with available funds contributed to the joint venture partnership.

Also on November 1, 2013, the first and second mortgages on Berkshires of Columbia were scheduled to mature. The Company exercised the extension options available under the terms of the loans to extend the maturity dates from November 1, 2013 to November 1, 2014. On November 1, 2013, the mortgages were converted to adjustable rate mortgages with a variable rate of 2.40% above the 1-month LIBOR until the extended maturity date of November 1, 2014. The third mortgage, which has a maturity date of November 1, 2014, was also converted to an adjustable rate mortgage with a variable rate of 2.40% above the 1-month LIBOR until maturity. Subsequent to year end, the Company refinanced all three mortgages on January 16, 2014 for $44,000,000, into a single mortgage bearing a variable rate of 2.43% above the 1-month LIBOR and maturity date of February 1, 2024.

On December 1, 2013, the mortgage on Bridgewater was scheduled to mature. The Company exercised the extension option available under the terms of the loan to extend the maturity date from December 1, 2013 to December 1, 2014. On December 1, 2013, the mortgage was converted to an adjustable rate mortgage with a variable rate of 2.50% above the Freddie Mac Reference Bill Rate until the extended maturity date of December 1, 2014.

On December 10, 2013, the Company closed on the financing of the supplemental mortgage on Seasons of Laurel for $10,210,000. The supplemental mortgage has a fixed interest rate of 5.95% and will mature on October 1, 2022.

6.	REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company (the "Credit Facility - Affiliate"). The Credit Facility - Affiliate was amended on May 31, 2007 to add additional terms to the Credit Facility - Affiliate ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The Credit Facility - Affiliate provides for interest on borrowings at a rate of 5% above the 30 day LIBOR rate, as announced by Reuter's, and fees based on borrowings under the Credit Facility - Affiliate and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement has a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the Credit Facility - Affiliate were agreed upon through negotiations and were approved by the Audit Committee. Subsequent to its exercise of extension rights, the Company on May 31, 2007 executed Amendment No.1 that provides for an extension of the maturity date by replacing the current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the agreement and render all outstanding amounts due and payable. Amendment No. 1 also added a clean-up requirement to the agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The clean-up requirement for the current 365-day period was satisfied on July 9, 2013.

On February 17, 2011, the Company executed Amendment No. 2 which provides for a temporary modification of certain provisions of the Credit Facility - Affiliate during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the Credit Facility - Affiliate were modified and included: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the revolving credit facility agreement) and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to Amendment No. 2 reverted back to the provisions of the Credit Facility - Affiliate agreement prior to the Amendment Period.

On May 24, 2011, the Company executed Amendment No. 3 which limits the total commitment fee provided for in the agreement to be no greater than $400,000 in the aggregate.

On July 31, 2012, the provisions of the Amendment Period, as described above, expired as the Company did not exercise the extension provision to the Amendment Period of the Credit Facility - Affiliate, as provided for in Amendment No. 2. As a result, the specific provisions, which had been modified pursuant to Amendment No. 2, reverted back to the original provisions of the Credit Facility - Affiliate agreement prior to the Amendment Period.

During the years ended December 31, 2013, 2012 and 2011, the Company borrowed $1,627,000, $1,691,000 and $34,028,500 under the Credit Facility - Affiliate, respectively, and repaid advances of $1,627,000, $10,040,422 and $25,679,078, respectively, during the same periods. The Company incurred interest of $32,981, $160,778 and $1,532,426 related to the Credit Facility - Affiliate during the years ended December 31, 2013, 2012 and 2011, respectively, of which $32,981, $160,778 and $764,286 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $0, $0 and $140,285, respectively, during the years ended December 31, 2013, 2012 and 2011. There were no borrowings outstanding as of December 31, 2013 and 2012.

The Company determines the fair value of the Credit Facility - Affiliate in accordance with authoritative guidance related to fair value measurement. The Company has determined that as a result of the 60-day termination notice provision of the Credit Facility - Affiliate that requires payment of all outstanding balances upon notification by the lender (other observable inputs or level 3 inputs, as defined by the authoritative guidance), that the fair value of the Credit Facility - Affiliate approximates the outstanding principal balance of the Credit Facility - Affiliate at December 31, 2013 and December 31, 2012.

7.	NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") formed with the Operating Partnership's subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020") and JB 2020, LLC, entered into a financing agreement with the State of Colorado (the "Colorado Energy Loan"), through the Colorado Energy Office, for $1,250,000 to be used for inclusion of energy efficient components in the construction of JV 2020 Lawrence's multifamily apartment building ("2020 Lawrence Project"). The Colorado Energy Loan has a term of 10 years and an interest rate of 5.00% per annum. The Colorado Energy Loan will mature on June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of December 31, 2013 and December 31, 2012, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Combined aggregate principal maturities of note payable - other at December 31, 2013 are as follows:

2014	$—
2015	18,545
2016	38,493
2017	40,442
2018	42,489
Thereafter	1,110,031
$1,250,000

Based on the fair value analysis using the same method as described in Note 5 - Mortgage Notes Payable, the Company has determined that the fair value of the note payable - other approximates $1,287,000 and $1,357,000 at December 31, 2013 and 2012, respectively.

8.	DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the years ended December 31, 2013 and 2012, the Company's aggregate dividends totaled $6,700,775 and $6,700,777, respectively, of which $837,607 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2013 and 2012, respectively.

For the year ended December 31, 2011, the Company did not declare a distribution to its common shareholders.

On November 6, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $15,000,000 from the proceeds of the sale of Silver Hill and Arboretum to the common general partner and noncontrolling interest partners in Operating Partnership, which was paid on November 7, 2012. On the same day, in respect of the special distribution to the common general partner, the Board declared a common dividend of $0.254943 per share on the Company's Class B common stock. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

On December 19, 2012, the Board authorized the general partner of the Operating Partnership to make a special distribution of $9,000,000 from the proceeds of the sale of Arrowhead and Moorings to the common general partner and noncontrolling interest partners in Operating Partnership, which was paid on the same day. Also on December 19, 2012, the Board declared a common dividend of $0.152966 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner.

On August 6, 2013, the Board authorized the general partner of the Operating Partnership to make a special distribution of $12,000,000 from the proceeds of the sale of Walden Pond and Gables to the common general partner and noncontrolling interest partners in Operating Partnership. On the same day, the Board declared a common dividend of $0.203954 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. On August 28, 2013 and December 12, 2013, the Operating Partnership made a special distribution of $9,200,000 and $2,800,000, respectively, to the common general partner and noncontrolling interest partners in Operating Partnership.

Concurrently with the Operating Partnership distributions on August 28, 2013 and December 12, 2013, the common dividends of $219,880 and $66,920, respectively, were paid from the special distribution proceeds of the common general partner. For the years ended December 31, 2013 and 2012, the Company’s aggregate dividends on the Class B common stock totaled $286,800 and $573,600, respectively. There was no dividend payable to the Class B common stockholder as of December 31, 2013 and December 31, 2012.

During the years ended December 31, 2013 and 2012, the Company made tax payments of $1,268,438 and $1,719,820, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Equity (Deficit).
Holders of the Company's stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital.

The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and $0.203954 of distribution per Class B common share, which is not publicly traded, during the year ended December 31, 2013. Pursuant to Internal Revenue Code Section 857 (b)(3)(C), for the years ended December 31, 2013, 2012 and 2011, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend 2013	% 2013	Dividend 2012	% 2012	Dividend 2011	% 2011
Preferred Stock:
Taxable ordinary dividend paid per share	$—	—%	$—	—%	—	—%
Taxable capital gain dividend paid per share	2.25	100.0%	2.25	100.0%	2.25	100.0%
Non-taxable distributions paid per share	—	—%	—	—%	—	—%
Total	$2.25	100.0%	$2.25	100.0%	$2.25	100.0%

Common Stock:
Taxable ordinary dividend paid per share	$—	—%	$—	—%	$—	—%
Taxable capital gain dividend paid per share	0.203954	100.0%	0.407909	100.0%	—	—%
Non-taxable distributions paid per share	—	—%	—	—%	—	—%
Total	$0.203954	100.0%	$0.407909	100.0%	$—	—%

Refer to Note 2 - Significant Accounting Policies for additional information regarding the tax status of the Company.

9.	EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the year ended December 31, 2013, 2012 and 2011 follows:

		Years Ended December 31,
		2013	2012	2011
Net loss from continuing operations		$(11,475,333)	$(13,189,669)	$(22,619,200)
Add:	Net loss attributable to noncontrolling interest in Operating Partnership	—	—	10,819,718
Less:	Preferred dividends	(6,700,775)	(6,700,777)	(6,700,763)
	Net income attributable to noncontrolling interest in properties	(107,292)	(9,797,304)	(6,306,178)
	Net income attributable to noncontrolling interest in Operating Partnership	(391,968)	(12,223,771)	—
Loss from continuing operations attributable to the Company		$(18,675,368)	$(41,911,521)	$(24,806,423)

Net income from discontinued operations attributable to the Company		$18,684,966	$42,210,823	$24,541,499

Net income (loss) available to common shareholders		$9,598	$299,302	$(264,924)

Net loss from continuing operations attributable to the Company per common share, basic and diluted		$(13.28)	$(29.81)	$(17.64)
Net income from discontinued operations attributable to the Company per common share, basic and diluted		$13.29	$30.02	$17.45
Net income (loss) available to common shareholders per common share, basic and diluted		$0.01	$0.21	$(0.19)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196

For the years ended December 31, 2013, 2012 and 2011, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

On November 12, 2009, the Audit Committee and the Board approved an amendment to the Advisory Services Agreement (the "Advisory Services Amendment") with Berkshire Advisor which included a variable incentive fee component to the existing asset management fees paid to Berkshire Advisor. The Advisory Services Amendment, which was effective January 1, 2010, provides for the incentive advisory fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 and adjusted from time to time as determined by management (the "Base Value") and requires the Company to accrue incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, based on the increase in fair value of the Company above the Base Value established by the plan. Refer to Note 14 - Related Party Transactions on page 79 for further discussion.

The Company has made a capital allocation to the Walnut Creek joint venture multifamily development project as of December 31, 2013. The Walnut Creek Project is a 141-unit (unaudited) multifamily apartment project in Walnut Creek, California. The Company will own a 98% interest in the project once fully invested and its commitment to the joint venture is approximately $23.9 million. As of December 31, 2013, the Company has made capital contributions totaling approximately $2,270,000. The Company consolidates its investment in the Walnut Creek Project.

In connection with mortgage financings collateralized by the Standard at Lenox Park, Berkshires at Town Center and Sunfield Lake properties, the Operating Partnership agreed to guarantee approximately $11.7 million of mortgage debt, at origination, related to its obligation to achieve certain revenue targets at the properties. Refer to Note 5 - Mortgage Notes Payable for additional information on the mortgage debt which matures during 2016 and 2017.

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

The Company did not own any derivative instruments as of December 31, 2013 and 2012.

12.	NONCONTROLLING INTEREST IN PROPERTIES

Five of the Company's properties, Berkshires of Columbia, Country Place I, Country Place II, 2020 Lawrence and Walnut Creek, are owned in joint venture with third parties as of December 31, 2013. The Company owns 91.38% of interest in Berkshires of Columbia, 58.00% in Country Place I and Country Place II, 91.08% in 2020 Lawrence and will own a 98.00% interest in Walnut Creek once fully invested.

During the years ended December 31, 2013, 2012 and 2011, the Company received $670,505, $400,065 and $1,099,437, respectively, of contributions from noncontrolling interest holders in properties.

During the years ended December 31, 2013, 2012 and 2011, distributions of $1,725,443, $8,716,462 and $6,851,145, respectively, were made to the noncontrolling interest holders in properties, of which $0 and $300,000 were payable and included on the balance sheet in Dividends and Distributions Payable as of December 31, 2013 and 2012, respectively.

13.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net income (loss) attributable to noncontrolling interest in Operating Partnership for the years ended December 31, 2013, 2012 and 2011:

	For the years ended December 31,
	2013	2012	2011
Net income	$7,209,633	$29,021,154	$1,922,299
Adjust: Noncontrolling common interest in properties	(107,292)	(9,797,304)	(6,306,178)
Income (loss) before noncontrolling interest in Operating Partnership	7,102,341	19,223,850	(4,383,879)
Preferred dividend	(6,700,775)	(6,700,777)	(6,700,763)
Income (loss) available to common equity	401,566	12,523,073	(11,084,642)
Noncontrolling interest in Operating Partnership	97.61%	97.61%	97.61%
Net income (loss) attributable to noncontrolling interest in Operating Partnership	$391,968	$12,223,771	$(10,819,718)

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the years ended December 31,
	2013	2012
Balance at beginning of period	$(89,708,267)	$(76,785,818)
Net income (loss) attributable to noncontrolling interest in Operating Partnership	391,968	12,223,771
Distributions to noncontrolling interest partners in Operating Partnership	(12,981,638)	(25,146,220)
Balance at end of period	$(102,297,937)	$(89,708,267)

As of December 31, 2013 and 2012, noncontrolling interest in Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

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

On November 12, 2009, the Audit Committee and the Board approved the Advisory Services Amendment with Berkshire Advisor which included a variable incentive fee component to the existing asset management fees paid to Berkshire Advisor. The Advisory Services Amendment, which was effective January 1, 2010, provides for the incentive advisory fee which is based on the increase in fair value of the Company, as calculated and approved by management, over the Base Value. The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, based on the increase in fair value of the Company above the Base Value established by the plan. The Company has recorded $2,494,013, $3,113,100 and $1,696,485 of incentive advisory fees during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and December 31, 2012, the accrued liability of $8,289,617 and $6,634,261, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets. Payments from the plan will approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid. The Company made $838,657, $383,119 and $0 of incentive advisory fee payments during the year ended December 31, 2013, 2012 and 2011, respectively.

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

During the years ended December 31, 2013, 2012 and 2011, the Company incurred acquisition fees on the following acquisition:

	Acquisition Fees
Acquisition	2013	2012	2011

Estancia Townhomes	$—	$—	$420,000
	$—	$—	$420,000

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $253,392, $194,737 and $288,859 in construction management fees for the year ended December 31, 2013, 2012 and 2011, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services. During the years ended December 31, 2013, 2012 and 2011, the Company has incurred fees totaling $97,695, $278,820 and $209,115, respectively on the 2020 Lawrence Project and the Walnut Creek Project. The Company did not incur any development fees on the NoMa Project to BRD for the years ended December 31, 2013, 2012 and 2011.

Amounts accrued or paid to the Company's affiliates for the year ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Property management fees	$3,200,276	$3,448,399	$3,292,761
Expense reimbursements	213,084	180,758	213,300
Salary reimbursements	8,753,851	9,749,185	9,820,522
Asset management fees	1,631,954	1,649,259	1,649,259
Incentive advisory fee	2,494,013	3,113,100	1,696,485
Acquisition fees	—	—	420,000
Construction management fees	253,392	194,737	288,859
Development fees	97,695	278,820	209,115
Interest on revolving credit facility	32,981	160,778	1,532,426
Commitment fee on revolving credit facility	—	—	140,285
Total	$16,677,246	$18,775,036	$19,263,012

Amounts due to affiliates of $2,454,167 and $3,446,460 are included in "Due to affiliates, net" at December 31, 2013 and 2012, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $5,070,512 and $6,505,338 at December 31, 2013 and 2012, respectively, and amounts due from affiliates of $2,616,345 and $3,058,878 at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, 2012 and 2011, the Company borrowed $1,627,000, $1,691,000 and $34,028,500, respectively, under the Credit Facility - Affiliate, and repaid advances of $1,627,000, $10,040,422 and $25,679,078, respectively, during the same periods. The Company incurred interest of $32,981, $160,778 and $1,532,426 related to the Credit Facility - Affiliate during the years ended December 31, 2013, 2012 and 2011, respectively, of which $32,981, $160,778 and $764,286 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $0, $0 and $140,285, respectively, during the years ended December 31, 2013, 2012 and 2011. There were no borrowings outstanding as of December 31, 2013 and 2012.

Berkshire Advisor is also reimbursed for administrative services rendered by it that are necessary for our prudent operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property level salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company. Expense reimbursements paid were $213,084, $180,758 and $213,300 for the years ended December 31, 2013, 2012 and 2011, respectively. Salary reimbursements paid were $8,753,851, $9,749,185 and $9,820,522 for the years ended December 31, 2013, 2012 and 2011, respectively.

In addition to the fees listed above, the unconsolidated multifamily entities paid or accrued construction management fees of $644,014, $783,248 and $578,979, property management fees of $5,243,005, $5,348,359 and $5,699,984 and asset management fees of $3,804,320, $4,008,469 and $4,371,676 to Berkshire Advisor during the years ended December 31, 2013, 2012 and 2011, respectively.

Related party arrangements are approved by the Independent Directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

15.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results have been revised to reflect the sale of Glo in 2011, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill in 2012 and Gables and Walden Pond in 2013. The operating results for all quarters have been reclassed to discontinued operations to provide comparable information.

	2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$19,420,089	$19,851,078	$20,202,235	$20,558,728
Loss before equity in income of unconsolidated multifamily entities	(3,338,559)	(3,244,549)	(2,860,893)	(2,920,110)
Net loss from continuing operations	(4,114,526)	(4,099,685)	(2,885,392)	(375,730)
Discontinued operations:
Income (loss) from discontinued operations	117,850	(58,070)	(12,444)	(10,895)
Gain on disposition of real estate assets	—	18,689,058	—	(40,533)
Net income (loss) from discontinued operations	117,850	18,630,988	(12,444)	(51,428)
Net income (loss)	(3,996,676)	14,531,303	(2,897,836)	(427,158)
Preferred dividend	(1,675,194)	(1,675,194)	(1,675,194)	(1,675,193)
Net income (loss) available to common shareholders	$(136,024)	$307,373	$(109,906)	$(51,845)
Basic and diluted earnings per share:
Net loss from continuing operations attributable to the Company	$(0.18)	$(13.03)	$(0.07)	$—
Net income (loss) from discontinued operations attributable to the Company	0.08	13.25	(0.01)	(0.04)
Net income (loss) available to common shareholders	$(0.10)	$0.22	$(0.08)	$(0.04)
Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$18,341,047	$18,542,081	$18,795,317	$18,835,200
Loss before equity in loss of unconsolidated multifamily entities	(4,776,790)	(2,815,033)	(2,272,744)	(3,056,181)
Net loss from continuing operations	(3,653,979)	(3,530,605)	(2,925,854)	(3,079,231)
Discontinued operations:
Income (loss) from discontinued operations	(923,388)	215,114	223,502	(887,270)
Gain on disposition of real estate assets	6,589,323	32,887	—	36,960,655
Net income from discontinued operations	5,665,935	248,001	223,502	36,073,385
Net income (loss)	2,011,956	(3,282,604)	(2,702,352)	32,994,154
Preferred dividend	(1,675,194)	(1,675,195)	(1,675,194)	(1,675,194)
Net income (loss) available to common shareholders	$5,945	$(121,605)	$(107,675)	$522,637
Basic and diluted earnings per share:
Net loss from continuing operations attributable to the Company	$(4.03)	$(0.27)	$(0.24)	$(25.28)
Net income from discontinued operations attributable to the Company	4.03	0.18	0.16	25.65
Net income (loss) available to common shareholders	$—	$(0.09)	$(0.08)	$0.37
Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

16.	PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2013, 2012 and 2011, the Company did not acquire any properties deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 "Special Instructions for Real Estate Operations to be Acquired".

The Company and certain of its subsidiaries acquired interests in Estancia Townhomes during 2011. The following unaudited proforma information was prepared as if the 2011 transaction related to the acquisition of Estancia Townhomes occurred as of January 1, 2011. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2011, nor does it purport to represent the results of operations for future periods. No adjustments have been made to previously reported amounts which may have been reclassed to discontinued operations resulting from subsequent sale of properties. Adjustments to the proforma financial information for the year ended December 31, 2011 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2011 to the acquisition date as appropriate.

	Year Ended December 31,
	2013	2012	2011
	(unaudited)	(unaudited)	(unaudited)
Revenues from rental property	$—	$—	$85,047,184
Net income	$—	$—	$1,801,350
Net loss attributable to common shareholders	$—	$—	$(385,873)
Net loss attributable to common shareholders, per common share, basic and diluted	$—	$—	$(0.27)

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

Assumed fixed rate mortgage notes payable - For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company. At December 31, 2013 and 2012, the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization, plus amortization of fair value adjustment since assumption.

18.	LEGAL PROCEEDINGS

The Company and our properties are not subject to any material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

19.	SUBSEQUENT EVENTS

On January 16, 2014, the Company closed on $44,000,000 of refinancing debt for Berkshires of Columbia. The mortgage has a variable rate of 2.43% above the 1-month LIBOR and will mature on February 1, 2024. Proceeds from the new mortgage were used to pay off three existing loans on the Berkshire of Columbia property totaling $32,254,893.

On January 16, 2014, the Board authorized the general partner of the Operating Partnership to make a special distribution of $20,000,000 from proceeds of the supplemental loan on Seasons and the refinancing of Berkshires of Columbia to the common general and noncontrolling interest partners in Operating Partnership, which was paid on January 17, 2014. Also on January 16, 2014, the Board declared a common dividend of $0.339924 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner on January 17, 2014.

On January 21, 2014, the Company closed on a $90,000,000 line of credit (the "Credit Facility") with an unaffiliated lender. The Credit Facility will be used to facilitate property acquisitions and to fund the development activities of the Company. On the same day, the Company borrowed $30,000,000 on the Credit Facility.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the development of Aura Prestonwood, a 322-unit multifamily apartment project in Dallas, Texas. The Company's ownership percentage in the project will be 95% when fully funded. Total capital committed to the venture is $12,643,500. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project will be built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On January 27, 2014, the Company executed a purchase and sale agreement for the sale of Laurel Woods in Austin, Texas. The sale price of the property is $13,200,000. The closing is currently anticipated to take place on April 30, 2014.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and Eon at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and Eon at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to normal operating prorations and adjustments as provided for in the purchase and sale agreements.

On March 24, 2014, the Company executed a purchase and sale agreement for the sale of Berkshire on Brompton in Houston, Texas. The sale price of the property is $38,500,000. The closing is currently anticipated to take place on May 29, 2014.

On March 31, 2014, the Company through its joint venture partnership for the Walnut Creek Project, paid off the outstanding land loan balance of $4,828,495 with available funds contributed to the joint venture partnership. The loan was assumed on November 1, 2013 as part of the acquisition of the land for the Walnut Creek project.

BERKSHIRE INCOME REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013

Description	Encumbrances	Initial Costs Buildings and Land	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2013	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired	Depreciable Lives

Berkshire of Columbia	$32,338,134	$13,320,965	$11,972,981	$25,293,946	$18,336,471	$6,957,475	1983	(1)
Seasons of Laurel	109,410,000	63,083,489	31,422,864	94,506,353	69,056,801	25,449,552	1985	(1)
Laurel Woods	5,515,896	5,216,275	1,438,801	6,655,076	2,895,450	3,759,626	2004	(1)
Bear Creek	3,699,087	4,845,550	1,361,078	6,206,628	2,873,589	3,333,039	2004	(1)
Bridgewater	12,611,983	18,922,831	1,502,272	20,425,103	7,964,582	12,460,521	2004	(1)
Reserves at Arboretum	12,490,159	1,529,123	17,268,599	18,797,722	3,673,049	15,124,673	2009	(1)
Country Place I	13,651,208	13,844,787	2,832,904	16,677,691	6,580,748	10,096,943	2004	(1)
Country Place II	8,880,768	8,657,461	1,733,001	10,390,462	4,352,402	6,038,060	2004	(1)
Yorktowne	20,788,612	21,616,443	9,457,983	31,074,426	13,984,283	17,090,143	2004	(1)
Berkshires on Brompton	18,335,543	14,500,528	9,282,802	23,783,330	12,354,471	11,428,859	2005	(1)
Lakeridge	23,070,803	34,411,075	2,386,249	36,797,324	13,157,267	23,640,057	2005	(1)
Berkshires at Citrus Park	15,702,639	27,601,083	2,032,715	29,633,798	10,659,799	18,973,999	2005	(1)
Briarwood Village	12,747,190	13,929,396	3,097,497	17,026,893	6,416,680	10,610,213	2006	(1)
Chisholm Place	6,771,387	9,600,527	2,485,401	12,085,928	4,828,573	7,257,355	2006	(1)
Berkshires at Lenox Park	34,081,221	47,040,404	8,440,776	55,481,180	20,435,387	35,045,793	2006	(1)
Berkshires at Town Center	19,617,166	20,254,316	13,907,632	34,161,948	14,897,088	19,264,860	2007	(1)
Sunfield Lakes	19,176,348	23,870,680	2,667,329	26,538,009	8,247,044	18,290,965	2007	(1)
Executive House	28,739,655	50,205,199	3,972,156	54,177,355	13,336,934	40,840,421	2008	(1)
Estancia Townhomes	27,909,654	41,394,920	1,024,789	42,419,709	6,125,642	36,294,067	2011	(1)
2020 Lawrence	45,159,532	7,505,898	45,096,768	52,602,666	2,115,364	50,487,302	2011	(1)
Walnut Creek	4,828,495	5,870,792	3,348,718	9,219,510	—	9,219,510	2011	(1)
Total	$475,525,480	$447,221,742	$176,733,315	$623,955,057	$242,291,624	$381,663,433

(1)	Depreciation of buildings are calculated over useful lives ranging from 25 to 27.5 years and depreciation of improvements are calculated over useful lives ranging from 5 to 25 years.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2013	2012	2011

Balance at beginning of year	$638,824,856	$650,262,329	$619,577,347
Acquisitions and improvements	17,031,527	40,507,577	73,808,067
Dispositions	(31,901,326)	(51,945,050)	(43,123,085)
Balance at end of year	$623,955,057	$638,824,856	$650,262,329

Accumulated Depreciation	2013	2012	2011

Balance at beginning of year	$235,825,752	$227,600,092	200,045,487
Depreciation expense	26,045,630	27,484,139	31,312,085
Dispositions	(19,579,758)	(19,258,479)	(3,757,480)
Balance at end of year	$242,291,624	$235,825,752	$227,600,092

The aggregate cost of the Company's multifamily apartment communities for federal income tax purposes was $436,843,695, $449,001,683 and $490,584,110 as of December 31, 2013, 2012 and 2011, respectively and the aggregate accumulated depreciation for federal income tax purposes was $155,853,377, $147,915,604 and $146,027,581 as of December 31, 2013, 2012 and 2011, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
March 31, 2014	BY:	/s/ David C. Quade
	NAME:	David C. Quade
	TITLE:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Krupp
Douglas Krupp	Chairman of the Board of Directors	March 31, 2014

/s/ David C. Quade
David C. Quade	President and Director	March 31, 2014
(Principal Executive Officer)

/s/ Robert M. Kaufman
Robert M. Kaufman	Director	March 31, 2014

/s/ Randolph G. Hawthorne
Randolph G. Hawthorne	Director	March 31, 2014

/s/ Richard B. Peiser
Richard B. Peiser	Director	March 31, 2014

/s/ David E. Doherty
David E. Doherty	Senior Vice President	March 31, 2014
(Principal Financial Officer)