Form 10-Q
period 2014-03-31
BERKSHIRE INCOME REALTY, INC.
filed 2014-05-15
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of May 14, 2014.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $248,577,337 and $242,291,624, respectively	$511,492,413	$381,663,433
Cash and cash equivalents	14,011,685	15,254,613
Cash restricted for tenant security deposits	1,322,840	1,321,895
Replacement reserve escrow	1,227,733	1,121,258
Prepaid expenses and other assets	10,048,627	10,675,302
Investments in unconsolidated multifamily entities	14,031,865	14,294,474
Acquired in-place leases and tenant relationships, net of accumulated amortization of $0 and $0, respectively	1,642,098	—
Deferred expenses, net of accumulated amortization of $3,179,036 and $2,953,066, respectively	5,712,706	2,977,939
Total assets	$559,489,967	$427,308,914

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$551,306,545	$475,525,480
Credit Facility (Note 6)	80,000,000	—
Note payable - other	1,250,000	1,250,000
Due to affiliates, net	3,304,540	2,454,167
Due to affiliate, incentive advisory fees	8,407,559	8,289,617
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	11,515,765	10,968,053
Tenant security deposits	1,860,194	1,531,472
Total liabilities	658,482,210	500,856,396

Commitments and contingencies (Note 10)	—	—

Deficit:
Noncontrolling interest in properties (Note 12)	615,734	879,785
Noncontrolling interest in Operating Partnership (Note 13)	(126,878,188)	(102,297,937)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Accumulated deficit	(42,954,681)	(42,354,222)
Total deficit	(98,992,243)	(73,547,482)

Total liabilities and deficit	$559,489,967	$427,308,914

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2014	2013
Revenue:
Rental	$19,289,286	$17,774,536
Utility reimbursement	918,837	837,674
Other	968,542	807,879
Total revenue	21,176,665	19,420,089
Expenses:
Operating	6,321,228	4,649,242
Maintenance	1,132,823	882,901
Real estate taxes	2,183,181	1,810,498
General and administrative	621,161	730,090
Management fees	1,226,253	1,192,812
Incentive advisory fees	264,045	750,872
Depreciation	6,286,212	6,327,236
Interest, inclusive of amortization of deferred financing fees	7,093,818	6,409,620
Amortization of acquired in-place leases and tenant relationships	—	5,377
Total expenses	25,128,721	22,758,648
Loss before equity in income (loss) of unconsolidated multifamily entities	(3,952,056)	(3,338,559)
Equity in income (loss) of unconsolidated multifamily entities	682,492	(775,967)
Loss from continuing operations	(3,269,564)	(4,114,526)
Discontinued operations:
Income (loss) from discontinued operations	(114,216)	117,850
Net loss	(3,383,780)	(3,996,676)
Net income attributable to noncontrolling interest in properties	(64,836)	(19,532)
Net loss attributable to noncontrolling interest in Operating Partnership (Note 13)	5,001,351	5,555,378
Net income attributable to the Company	1,552,735	1,539,170
Preferred dividend	(1,675,194)	(1,675,194)
Net loss available to common shareholders	$(122,459)	$(136,024)
Net loss from continuing operations attributable to the Company per common share, basic and diluted	$(0.01)	$(0.18)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$(0.08)	$0.08
Net loss available to common shareholders per common share, basic and diluted	$(0.09)	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(unaudited)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,077,020)	$1,527,431	$(89,708,267)	$(60,032,964)
Net income (loss)	—	—	—	—	1,539,170	19,532	(5,555,378)	(3,996,676)
Contributions	—	—	—	—	—	184,803	—	184,803
Distributions	—	—	—	—	—	(12,927)	(636,500)	(649,427)
Distributions to preferred shareholders	—	—	—	—	(1,675,194)	—	—	(1,675,194)
Balance at March 31, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,213,044)	$1,718,839	$(95,900,145)	$(66,169,458)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(42,354,222)	$879,785	$(102,297,937)	$(73,547,482)
Net income (loss)	—	—	—	—	1,552,735	64,836	(5,001,351)	(3,383,780)
Contributions	—	—	—	—	—	619,093	—	619,093
Distributions	—	—	—	—	(478,000)	(947,980)	(19,578,900)	(21,004,880)
Distributions to preferred shareholders	—	—	—	—	(1,675,194)	—	—	(1,675,194)
Balance at March 31, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(42,954,681)	$615,734	$(126,878,188)	$(98,992,243)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,383,780)	$(3,996,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	249,082	147,155
Amortization of acquired in-place leases and tenant relationships	—	5,377
Amortization of fair value premium on mortgage debt	(31,432)	—
Depreciation	6,286,212	6,630,073
Deferred costs	(10,577)	—
Equity in (income) loss of unconsolidated multifamily entities	(682,492)	775,967
Distributions of return on investments in unconsolidated multifamily entities	400,421	—
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	86,515	162,036
Prepaid expenses and other assets	1,259,196	1,848,960
Due to/from affiliates	850,373	(877,286)
Due to affiliate - incentive advisory fees	117,942	505,406
Accrued expenses and other liabilities	(1,213,833)	(501,873)
Net cash provided by operating activities	3,927,627	4,699,139

Cash flows from investing activities:
Capital improvements	(5,303,819)	(5,468,617)
Acquisition of multifamily apartment communities	(60,611,119)	—
Investments in unconsolidated multifamily entities	—	(210,103)
Distributions from investment in unconsolidated multifamily entities	544,680	—
Interest earned on replacement reserve deposits	(216)	(125)
Deposits to replacement reserve escrow	(106,259)	(52,796)
Withdrawal from replacement reserve escrow	—	41,481
Net cash used in investing activities	(65,476,733)	(5,690,160)

Cash flows from financing activities:
Borrowings from mortgage notes payable	44,001,003	529,600
Principal payments on mortgage notes payable	(1,577,183)	(1,634,084)
Repayments of mortgage notes payable	(37,083,389)	—
Borrowings from Credit Facility - Affiliate	—	1,627,000
Borrowings from Credit Facility	80,000,000	—
Deferred financing costs	(2,973,272)	(33,492)
Contributions from noncontrolling interest holders in properties	619,093	184,803
Distributions to noncontrolling interest holders in properties	(947,980)	(312,927)
Distributions to noncontrolling interest partners in Operating Partnership	(19,578,900)	(636,500)
Distributions to common shareholders	(478,000)	—
Distributions to preferred shareholders	(1,675,194)	(1,675,194)
Net cash provided by (used in) financing activities	60,306,178	(1,950,794)

Net decrease in cash and cash equivalents	(1,242,928)	(2,941,815)
Cash and cash equivalents at beginning of period	15,254,613	12,224,361
Cash and cash equivalents at end of period	$14,011,685	$9,282,546
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2014	2013

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$7,407,646	$7,239,403
Capitalization of interest	215,996	271,367

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	1,433,990	483,620
Dividends declared and payable to preferred shareholders	837,607	837,607
Mortgage debt assumed	70,472,066	—
Write-off of fully amortized acquired in-place leases and tenant relationships	—	605,079

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(129,560,979)	$—
Acquired in-place leases	(1,642,098)	—
Prepaid expenses and other assets	(632,521)	—
Liabilities assumed:
Accrued expenses	511,151	—
Tenant security deposit liability	241,262	—
Mortgage notes payable	70,472,066	—
Net cash used for acquisition of multifamily apartment communities	$(60,611,119)	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of March 31, 2014, the Company owned, or had an interest in, 22 multifamily apartment communities consisting of 6,087 total apartment units, two multifamily development projects and two unconsolidated multifamily entities. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the three-month periods ended March 31, 2014 and 2013, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the three-month period ended March 31, 2014

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the development of Aura Prestonwood, a 322-unit multifamily apartment project located in Dallas, Texas (the "Prestonwood Project"). The Company's ownership percentage in the project will be 95% when fully invested. Total capital committed to the joint venture is $12,643,500. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and Eon at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and Eon at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal operating prorations and adjustments as provided for in the purchase and sale agreements. The Company has designated these properties to qualify as replacement properties in the reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for properties identified to be sold in 2014.

Accounting Standards Codification ("ASC") 805-10 requires that identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

	Aura Prestonwood	Pavilion Townplace	Eon at Lindbergh	Total
Asset acquired:
Multifamily apartment communities	$8,302,960	$57,201,053	$64,056,966	$129,560,979
Acquired in-place leases and tenant relationships	—	769,534	872,564	1,642,098
Prepaid and other assets	100,000	296,013	236,508	632,521
Total assets acquired	$8,402,960	$58,266,600	$65,166,038	$131,835,598

Liabilities assumed:
Accrued expenses	$—	$309,154	$201,997	$511,151
Tenant security deposit liability	—	119,808	121,454	241,262
Mortgage notes payable	—	27,542,536	42,929,530	70,472,066
Total liabilities assumed	$—	$27,971,498	$43,252,981	$71,224,479

Discussion of dispositions for the three-month period ended March 31, 2014

The Company did not dispose of any properties during the three-month period ended March 31, 2014.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidated Statements of Comprehensive Income (Loss)

For the three-month periods ended March 31, 2014 and 2013, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statements of Comprehensive Income and Loss required to be presented have been omitted from the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Land	$91,040,615	$66,318,761
Buildings, improvement and personal property	669,029,135	557,636,296
Multifamily apartment communities	760,069,750	623,955,057
Accumulated depreciation	(248,577,337)	(242,291,624)
Multifamily apartment communities, net	$511,492,413	$381,663,433

The Company accounts for its acquisitions of investments in real estate in accordance with Accounting Standards Codification ("ASC") 805-10, which requires the fair value of the real estate acquired be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values. The value of in-place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases and amortized over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the three-month period ended March 31, 2014 or twelve-month period ended December 31, 2013.

Discontinued Operations

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price of $31,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

The results of operations for Walden Pond and Gables of Texas have been restated and are presented as results from discontinued operations in the Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013, respectively, pursuant to ASC 205-20.

The operating results of discontinued operations for the three-month periods ended March 31, 2014 and 2013 are presented in the following table.

	Three months ended
	March 31,
	2014	2013
Revenue:
Rental	$—	$1,023,305
Utility reimbursement	—	84,858
Other	210	130,366
Total revenue	210	1,238,529

Expenses:
Operating	112,954	366,504
Maintenance	—	72,113
Real estate taxes	—	135,124
General and administrative	1,472	8,841
Management fees	—	46,435
Depreciation	—	302,837
Interest, inclusive of amortization of deferred financing fees	—	188,825
Total expenses	114,426	1,120,679

Income (loss) from discontinued operations	$(114,216)	$117,850

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

In accordance with ASC 810-10 issued by FASB, as amended by Accounting Standards Update ("ASU") 2009-17, related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in BVF to determine whether it would qualify as a variable interest entity (“VIE”) and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture.  As a result of the Company’s qualitative assessment to determine whether its investment in BVF is a VIE, the Company determined that the investment is a VIE based upon the fact that the holders of the equity investment at risk lack the power, through voting or similar rights, to direct the activities of BVF that most significantly impact BVF’s economic performance.  Under the terms of the limited partnership agreement of BVF, the general partner of BVF has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of BVF.

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

As of March 31, 2014, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF for an ownership interest of approximately 7% and had received distributions from BVF of $6,118,654, or approximately 26.1%, of its invested capital. The general partner of BVF is proceeding with BVF's liquidation plan to sell the remaining 31 assets in the portfolio as of March 31, 2014.

The summarized statement of assets, liabilities and partners’ deficit of BVF is as follows:

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$634,522,065	$664,692,480
Cash and cash equivalents	22,701,853	21,227,583
Other assets	9,777,733	11,565,547
Total assets	$667,001,651	$697,485,610

LIABILITIES AND PARTNERS’ DEFICIT
Mortgage notes payable	$664,283,068	$686,193,544
Revolving credit facility	16,200,000	16,200,000
Other liabilities	13,221,895	15,049,296
Noncontrolling interest	(7,987,958)	(6,961,558)
Partners’ deficit	(18,715,354)	(12,995,672)
Total liabilities and partners’ deficit	$667,001,651	$697,485,610

Company’s share of partners’ deficit	$(604,395)	$(604,395)
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$—	$—

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At March 31, 2014 and December 31, 2013, the differential related mainly to $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of March 31, 2014 and has no commitment to make additional contributions to BVF. The carrying value of the investment is $0 at March 31, 2014 and December 31, 2013 as distributions from the investment have exceeded the Company's invested equity as adjusted for the Company's share of gains and losses over the holding period of the investment.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the three-month period ended March 31, 2014 or twelve-month period ended December 31, 2013.

The summarized statements of operations of BVF for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three months ended
	March 31,
	2014	2013

Revenue	$28,763,720	$33,070,666
Expenses	(37,257,755)	(42,259,013)
Gain on property sales and extinguishment of debt (2)	15,247,953	(21,671)
Noncontrolling interest	1,026,400	1,452,212
Net income (loss) attributable to investment	$7,780,318	$(7,757,806)

Equity in income (loss) of unconsolidated limited partnership (1)(2)	$945,101	$(543,105)

(1)	There were no impairment indicators or impairment writeoffs in the three-month periods ended March 31, 2014 or 2013.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the three-month period ended March 31, 2014, BVF recorded a net gain on the disposition of two properties. The gain on the sale was $15,247,953, of which the Company's share was approximately $1,067,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the three-month period ended March 31, 2014.

There were no dispositions of property by BVF during the three-month period ended March 31, 2013.

INVESTMENT IN UNCONSOLIDATED LIMITED LIABILITY COMPANY

On March 2, 2011, the Operating Partnership executed an agreement with Berkshire Multifamily Value Fund II ("BVF II"), an affiliated entity, to create a joint venture, BIR/BVF-II NoMa JV, L.L.C. ("NoMa JV"), to participate in and take an ownership position in a real estate development project. BVF II is the managing member of NoMa JV and has a percentage ownership interest of approximately 67% while the Operating Partnership has a percentage ownership interest of approximately 33%.

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

As of March 31, 2014, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company has no obligation to fund capital to NoMa JV in excess of its original commitment of capital of $14,520,000. The NoMa Project was completed during the second quarter of 2013.

The summarized statement of assets, liabilities and members’ capital of NoMa JV is as follows:

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$124,840,602	$126,139,123
Cash and cash equivalents	2,819,354	1,629,885
Other assets	445,840	546,996
Total assets	$128,105,796	$128,316,004

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage note payable	$85,466,258	$85,466,258
Other liabilities	1,331,165	756,990
Noncontrolling interest	4,161,731	4,209,276
Members’ capital	37,146,642	37,883,480
Total liabilities and members’ capital	$128,105,796	$128,316,004

Company’s share of members’ capital	$12,382,213	$12,627,826
Basis differential (1)	$1,649,652	$1,666,648
Carrying value of the Company’s investment in unconsolidated limited liability company (2)	$14,031,865	$14,294,474

(1)
This amount represents capitalized interest, net of amortization, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of March 31, 2014 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the three-month period ended March 31, 2014 or twelve-month period ended December 31, 2013.

The summarized statements of operations of NoMa JV for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three months ended
	March 31,
	2014	2013

Revenue	$2,381,898	$409,142
Expenses	(3,166,281)	(1,185,350)
Noncontrolling interest	78,429	77,621
Net loss attributable to investment	$(705,954)	$(698,587)

Equity in loss of unconsolidated limited liability company	$(245,613)	$(232,862)
Amortization of basis	(16,996)	—
Adjusted equity in loss of unconsolidated limited liability company	$(262,609)	$(232,862)

4.    MORTGAGE NOTES PAYABLE

On November 1, 2013, the Company, through its joint venture partnership for the development of the 141-unit apartment building in Walnut Creek, California (the "Walnut Creek Project"), acquired the land associated with the development project. The Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014. On March 31, 2014, the Company paid off the outstanding land loan balance of $4,828,495.

On January 16, 2014, the Company closed on a $44,000,000 refinancing for Berkshires of Columbia and paid off the three existing mortgages totaling $32,254,894. The refinanced mortgage bears interest at a variable rate of 2.43% above the 1-month London Inter-Bank Offered Rate ("LIBOR") and matures on February 1, 2024.

On January 22, 2014, the Company through the joint venture formed with its subsidiary, BRD Arapaho, L.L.C. and TRG Prestonwood, L.P., entered into a loan agreement totaling up to $31,054,212 for the development of Aura Prestonwood, a 322-unit multifamily apartment project in Dallas, Texas. The loan has a variable interest rate of 2.50% above the 1-month LIBOR and matures on January 22, 2017. As of March 31, 2014, the outstanding balance on the loan was $1,003.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., assumed mortgage notes payable with outstanding balances of $25,571,949 and $42,000,000, respectively, in connection with acquisitions of Pavilion Townplace and Eon at Lindbergh. Both mortgage notes are collateralized by the related properties. The mortgage on Pavilion Townplace has a fixed interest rate of 5.27% and matures on January 1, 2021. The mortgage on Eon at Lindberg has a fixed interest rate of 4.25% and matures on May 1, 2022. In accordance with ASC 805-10, which requires identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date, the Company determined the fair values of both mortgage notes by calculating the present value of future payments at current interest rates. The fair values for mortgages assumed are $27,542,536 for Pavilion and $42,929,530 for Eon at Lindbergh, respectively.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.  Under this approach, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximated $582,827,000 and $505,385,000 at March 31, 2014 and December 31, 2013, respectively.

5.    REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained new financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company (the "Credit Facility - Affiliate"). The Credit Facility - Affiliate was amended on May 31, 2007 to add additional terms to the Credit Facility - Affiliate ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The Credit Facility - Affiliate provides for interest on borrowings at a rate of 5% above the 30-day LIBOR rate, as announced by Reuter's, and fees based on borrowings under the Credit Facility - Affiliate and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement had a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the Credit Facility - Affiliate were agreed upon through negotiations and were approved by the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE MKT LLC) ("Audit Committee"). Subsequent to its exercise of extension rights, the Company on May 31, 2007 executed Amendment No.1 that provides for an extension of the maturity date by replacing the then current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the agreement and render all outstanding amounts due and payable. Amendment No. 1 also added a clean-up requirement to the agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The clean-up requirement for the current 365-day period was satisfied on July 9, 2013.

On February 17, 2011, the Company executed Amendment No. 2 which provides for a temporary modification of certain provisions of the Credit Facility - Affiliate during a period commencing with the date of execution and ending on July 31, 2012 (the "Amendment Period"), subject to extension. During the Amendment Period, certain provisions of the Credit Facility - Affiliate were modified and included: an increase in the amount of the commitment from $20,000,000 to $40,000,000; elimination of the leverage ratio covenant and clean-up requirement (each as defined in the Credit Facility - Affiliate agreement); and computation and payment of interest on a quarterly basis. At the conclusion of the Amendment Period, including extensions, the provisions modified pursuant to Amendment No. 2 reverted back to the provisions of the Credit Facility - Affiliate agreement prior to the Amendment Period.

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

During the three-month periods ended March 31, 2014 and 2013, the Company borrowed $0 and $1,627,000, respectively, under the Credit Facility - Affiliate and did not repay any outstanding balances during the same periods.  The Company incurred interest charges of $0 and $12,813 related to the Credit Facility - Affiliate during the three-month periods ended March 31, 2014 and 2013, respectively. The Company did not pay any commitment fees during the three-month periods ended March 31, 2014 or 2013. There was no outstanding balance under the Credit Facility - Affiliate as of March 31, 2014 and December 31, 2013.

The Company determines the fair value of the Credit Facility - Affiliate in accordance with authoritative guidance related to fair value measurement. The Company has determined that as a result of the 60-day termination notice provision of the Credit Facility - Affiliate that requires payment of all outstanding balances upon notification by the lender (other observable inputs or Level 3 inputs, as defined by the authoritative guidance), that the fair value of the Credit Facility - Affiliate approximated the outstanding principal balance of the Credit Facility - Affiliate at March 31, 2014 and December 31, 2013.

6.    CREDIT FACILITY

On January 21, 2014, the Company, through the Operating Partnership, closed on a $90,000,000 line of credit (the "Credit Facility") with an unaffiliated lender. The Credit Facility provides for interest on borrowings at a rate of 3.75% above the 30-day LIBOR rate, as announced by Reuter's, and includes various operational and financial covenants, including a leverage ratio and a debt service ratio. The Credit Facility has a maturity date of January 21, 2017 and provides for a maximum commitment to the Company of $90,000,000 commencing with the date of execution through June 29, 2014; $75,000,000 from June 30, 2014 to September 29, 2014; $60,000,000 from September 30, 2014 to December 30, 2014; and $45,000,000 from December 31, 2014 to January 21, 2017. Unused commitment fees are 0.50% per annum if the unused amount is equal to or greater than 50% of the applicable maximum commitment and 0.35% per annum if such unused amount is less than 50%.

During the three-month period ended March 31, 2014, the Company borrowed $80,000,000 on the Credit Facility and incurred $323,841 of interest expense and $48,028 of unused commitment fee.

The Company determines the fair value of the Credit Facility in accordance with authoritative guidance related to fair value measurement. The Company has determined that due to the fact that the Credit Facility was closed within the current quarter (other observable inputs or Level 3 inputs, as defined by the authoritative guidance), the fair value of the Credit Facility approximated the outstanding principal balance of the Credit Facility at March 31, 2014.

7.    NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") that the Operating Partnership formed with its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), Zocalo and JB 2020, LLC, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of a mid-rise multifamily apartment building in Denver, Colorado (the "2020 Lawrence Project"). The Colorado Energy Loan has a term of 10 years and an interest rate of 5% per annum. The Colorado Energy Loan will mature on June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by the U.S. Department of Housing and Urban Development ("HUD") in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of March 31, 2014 and December 31, 2013, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - other" approximated $1,324,000 and $1,287,000 at March 31, 2014 and December 31, 2013, respectively.

8.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the three-month periods ended March 31, 2014 and 2013, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,194, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of March 31, 2014 and December 31, 2013, respectively.

During the three-month period ended March 31, 2013, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to the common general and common limited partners or a common dividend on the Company’s Class B common stock.

On January 16, 2014, the Board authorized the general partner of the Operating Partnership to make a special distribution of $20,000,000 from proceeds of the supplemental loan on Seasons of Laurel, which closed in December 2013, and the refinancing of Berkshires of Columbia, which closed in January 2014, to the common general and noncontrolling interest partners in Operating Partnership, which was paid on January 17, 2014. Also on January 16, 2014, the Board declared a common dividend of $0.339924 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner on January 17, 2014.

During the three-month periods ended March 31, 2014 and 2013, the Company made tax payments of $56,900 and $636,500, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

9.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three-month periods ended March 31, 2014 and 2013 follows:

		Three months ended
		March 31,
		2014	2013
Loss from continuing operations prior to adjustments		$(3,269,564)	$(4,114,526)
Add:	Net loss attributable to noncontrolling interest in Operating Partnership	5,001,351	5,555,378
Less:	Preferred dividends	(1,675,194)	(1,675,194)
	Net income attributable to noncontrolling interest in properties	(64,836)	(19,532)
Loss from continuing operations		$(8,243)	$(253,874)

Net income (loss) from discontinued operations		$(114,216)	$117,850

Net loss available to common shareholders		$(122,459)	$(136,024)

Net loss from continuing operations attributable to the Company per common share, basic and diluted		$(0.01)	$(0.18)
Net loss from discontinued operations attributable to the Company per common share, basic and diluted		$(0.08)	$0.08
Net loss available to common shareholders per common share, basic and diluted		$(0.09)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196

Dividend declared per common share		$0.339924	$—

For the three-month periods ended March 31, 2014 and 2013, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has commitments to two joint venture multifamily development projects as of March 31, 2014. The Walnut Creek Project is a 141-unit multifamily apartment development project located in Walnut Creek, California. The Company will own a 98% interest in the project once fully invested and its current commitment in the joint venture is approximately $23.9 million. As of March 31, 2014, the Company has made capital contributions totaling approximately $7.5 million. The Company consolidates its investment in the Walnut Creek Project.

The Prestonwood Project is a 322-unit multifamily apartment project in Dallas, Texas. The Company's ownership percentage in the project will be 95% when fully invested and its commitment to the joint venture is approximately $12.6 million. As of March 31, 2014, the Company has made capital contributions totaling approximately $11.8 million. The Company consolidates its investment in the Prestonwood Project.

In connection with mortgage financings collateralized by the Standard at Lenox Park, Berkshires at Town Center and Sunfield Lake properties, the Operating Partnership agreed to guarantee approximately $11.7 million of mortgage debt, at origination, related to its obligation to achieve certain revenue targets at the properties. Additionally, The Company has guaranteed payment of the obligation under the Credit Facility, in full, when due at maturity or otherwise.

11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate caps to add stability to interest expense, to manage our exposure to interest rate movements and as required by our lenders when entering into variable interest mortgage debt. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an upfront premium.

During the three-month period ended March 31, 2014, the Company acquired an interest rate cap related to its investment in Berkshires of Columbia. The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt. The interest rate cap limits that interest exposure on the variable rate mortgage to 4.25% of the total mortgage amount of $44,000,000. The instrument matures on February 1, 2018. As of March 31, 2014, the value of the interest rate cap is $231,679 and is included in "Prepaid expenses and other assets".

The Company did not own any derivative instruments as of December 31, 2013.

12.    NONCONTROLLING INTEREST IN PROPERTIES

Six of the Company's properties, Berkshires of Columbia, Country Place I, Country Place II, 2020 Lawrence, Walnut Creek and Aura Prestonwood, are owned in joint ventures with third parties as of March 31, 2014. The Company owns interests of 91.38% in Berkshires of Columbia, 58.00% in Country Place I and Country Place II, 91.08% in 2020 Lawrence and will own a 98.00% interest in Walnut Creek and a 95.00% interest in Aura Prestonwood once fully invested.

During the three-month periods ended March 31, 2014 and 2013, the Company received $619,093 and $184,803, respectively, of contributions from noncontrolling interest holders in properties.

During the three-month periods ended March 31, 2014 and 2013, the Company made tax payments of $0 and $300,000, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties.

During the three-month periods ended March 31, 2014 and 2013, the Company's aggregate distributions to the noncontrolling interest holders in properties totaled $947,980 and $312,927, respectively.

13.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net loss attributable to noncontrolling interest in the Operating Partnership for the three-month periods ended March 31, 2014 and 2013:

		Three months ended
		March 31,
		2014	2013
Net loss		$(3,383,780)	$(3,996,676)
Adjust:	Net income attributable to noncontrolling interest in properties	(64,836)	(19,532)
Loss before noncontrolling interest in Operating Partnership		(3,448,616)	(4,016,208)
Preferred dividend		(1,675,194)	(1,675,194)
Loss available to common equity		(5,123,810)	(5,691,402)
Noncontrolling interest in Operating Partnership		97.61%	97.61%
Net loss attributable to noncontrolling interest in Operating Partnership		$(5,001,351)	$(5,555,378)

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the three months ended
	March 31,
	2014	2013
Balance at beginning of period	$(102,297,937)	$(89,708,267)
Net loss attributable to noncontrolling interest in Operating Partnership	(5,001,351)	(5,555,378)
Distributions to noncontrolling interest partners in Operating Partnership	(19,578,900)	(636,500)
Balance at end of period	$(126,878,188)	$(95,900,145)

As of March 31, 2014 and December 31, 2013, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

14.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended
	March 31,
	2014	2013
Property management fees	$785,785	$811,833
Expense reimbursements	60,135	49,274
Salary reimbursements	2,170,753	2,390,587
Asset management fees	407,913	407,913
Incentive advisory fee	264,045	750,872
Acquisition fees	1,200,000	—
Construction management fees	5,844	5,796
Development fees	97,551	69,715
Interest on revolving credit facility	—	12,813
Total	$4,992,026	$4,498,803

Amounts due to affiliates of $3,304,540 and $2,454,167 are included in “Due to affiliates, net” at March 31, 2014 and December 31, 2013, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $6,242,759 and $5,070,512 at March 31, 2014 and December 31, 2013, respectively, and amounts due from affiliates of $2,938,219 and $2,616,345 at March 31, 2014 and December 31, 2013, respectively.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $785,785 and $811,833 of property management fees in the three-month periods ended March 31, 2014 and 2013, respectively.

The Company also reimburses Berkshire Advisor for administrative services for our operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property employee salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company. Expense reimbursements paid were $60,135 and $49,274 for the three-month periods ended March 31, 2014 and 2013, respectively. Salary reimbursements paid were $2,170,753 and $2,390,587 for the three-month periods ended March 31, 2014 and 2013, respectively.

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

On November 12, 2009, the Audit Committee and the Board of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value established as of December 31, 2009 ("Base Value").  The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, based on the increase in fair value of the Company above the Base Value established by the plan.  The Company has recorded $264,045 and $750,872 of incentive advisory fees during the three-month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the accrued liability of $8,407,559 and $8,289,617, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the plan will approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $146,103 and $245,466 of incentive advisory fee payments during the three-month periods ended March 31, 2014 and 2013, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the three-month period ended March 31, 2014, the Company paid acquisition fees of $560,000 and $640,000 on the acquisitions of Pavilion Townplace and Eon at Lindbergh, respectively. The Company did not acquire any properties in the three-month period ended March 31, 2013.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $5,844 and $5,796 in construction management fees for the three-month periods ended March 31, 2014 and 2013, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees were based on the project’s development and construction costs. During the three-month periods ended March 31, 2014 and 2013, the Company incurred $97,551 and $69,715, respectively, on the 2020 Lawrence Project, the Walnut Creek Project and the Prestonwood Project. The Company did not incur any development fees on the NoMa Project to BRD for the three-month periods ended March 31, 2014 and 2013.

During the three-month periods ended March 31, 2014 and 2013, the Company borrowed $0 and $1,627,000, respectively, under the Credit Facility - Affiliate and did not repay any outstanding balances during the same periods.  The Company incurred interest of $0 and $12,813 related to the Credit Facility - Affiliate during the three-month periods ended March 31, 2014 and 2013, respectively. The Company did not pay any commitment fees during the three-month periods ended March 31, 2014 or 2013. There was no outstanding balance under the Credit Facility - Affiliate as of March 31, 2014 and December 31, 2013.

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

16.    PROFORMA CONDENSED FINANCIAL INFORMATION

As discussed in Note 1 - Organization and Basis of Presentation, during the three-month periods ended March 31, 2014, the Company acquired Pavilion Townplace and Eon at Lindbergh, which were deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

The proforma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013, adjusted to give effect to the transaction at the beginning of each of the periods presented.

The proforma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it attempt to represent the results of operations for future periods.

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Revenue from rental property	$23,489,378	$22,053,375
Net loss	$(2,540,303)	$(4,325,736)
Net income (loss) attributable to common shareholders	$721,018	$(465,084)
Net income (loss) attributable to common shareholders, per common share, basic and diluted	$0.51	$(0.33)

17.    SUBSEQUENT EVENTS

On April 4, 2014, the Company executed a purchase and sale agreement for the sale of Bear Creek located in Dallas, Texas. The sale price of the property is $9,700,000. The closing is currently anticipated to take place on June 4, 2014.

On April 23, 2014, the Company executed a purchase and sale agreement for the sale of Bridgewater and Lakeridge located in Hampton, Virgina and Reserves at Arboretum located in Newport News, Virginia. The sale prices for Bridgewater, Lakeridge and Reserves at Arboretum are $23,500,000, $40,000,000 and $21,500,000, respectively. The closing for the sale of all three properties is currently anticipated to take place on July 17, 2014.

On May 5, 2014, the Company completed the sale of Chisholm Place, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $15,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

On May 12, 2014, the Company completed the sale of Laurel Woods, located in Austin, Texas, to an unaffiliated buyer. The sale price of $13,200,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc. (the “Company”) and the related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Forward Looking Statements

The statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Plus Fund III, LP (“BVF III”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America ("GAAP") and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating, developing and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board of Directors ("Board").  Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 14 - Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, for additional information about the Advisor.

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

As of May 14, 2014, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three-month period ended March 31, 2014 included the following:

On January 16, 2014, the Company closed on a $44,000,000 of refinancing debt for Berkshires of Columbia. The mortgage has a variable interest rate of 2.43% above the 1-month London Inter-Bank Offered Rate ("LIBOR") and will mature on February 1, 2024. As part of the refinance, proceeds from the new mortgage were used to pay off three existing loans on the Berkshire of Columbia property totaling $32,254,893.

On January 16, 2014, the Board authorized the general partner of the Operating Partnership to make a special distribution of $20,000,000 from proceeds of the supplemental loan on Seasons of Laurel and the refinancing of Berkshires of Columbia to the common general and noncontrolling interest partners in Operating Partnership, which was paid on January 17, 2014. Also on January 16, 2014, the Board declared a common dividend of $0.339924 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner on January 17, 2014.

On January 21, 2014, the Company closed on a $90,000,000 line of credit (the "Credit Facility") with an unaffiliated lender. The Credit Facility will be used to facilitate property acquisitions and to fund the development activities of the Company.

During the three-month period ended March 31, 2014, the Company borrowed $80,000,000 from the Credit Facility.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the development of Aura Prestonwood, a 322-unit multifamily apartment project in Dallas, Texas (the "Prestonwood Project"). The Company's ownership percentage in the project will be 95% when fully funded. Total capital committed to the venture is $12,643,500. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On January 27, 2014, the Company executed a purchase and sale agreement for the sale of Laurel Woods in Austin, Texas. The sale price of the property is $13,200,000. The closing occurred on May 12, 2014.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and Eon at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and Eon at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal operating prorations and adjustments as provided for in the purchase and sale agreements.

On March 24, 2014, the Company executed a purchase and sale agreement for the sale of Berkshire on Brompton in Houston, Texas. The sale price of the property is $38,500,000. The closing is currently anticipated to take place on May 29, 2014.

On March 31, 2014, the Company through its joint venture partnership in the development of the 141-unit apartment project in Walnut Creek, California (the "Walnut Creek Project"), paid off the outstanding land loan balance of $4,828,495. The land loan was assumed on November 1, 2013 as part of the acquisition of the land for the Walnut Creek Project.

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013.  The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2014 and December 31, 2013, the Company had approximately $14,012,000 and $15,255,000 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three months ended
	March 31,
	2014	2013
Cash provided by operating activities	$3,927,627	$4,699,139
Cash used in investing activities	(65,476,733)	(5,690,160)
Cash provided by (used in) financing activities	60,306,178	(1,950,794)

During the three-month period ended March 31, 2014, cash decreased by approximately $1,243,000.

The Company's net cash flow from operating activities for the three-month period ended March 31, 2014 decreased by $772,000 from the same period in 2013 primarily due to $684,000 of higher interest expense and $37,000 decrease in cash attributable to changes in assets and liabilities, partially offset by $24,000 higher Net Operating Income ("NOI") see page 30 for more detail).

The Company's net cash outflow from investing activities for the three-month period ended March 31, 2014 increased by $59,787,000 from the comparable period in 2013 primarily due to $60,611,000 used for acquisitions of Pavilion Townplace, Eon at Lindbergh and Aura Prestonwood. The Company had no acquisitions during the three-month period ended March 31, 2013.

Cash used in financing activities for the three-month period ended March 31, 2014 increased by $62,257,000 from the same period in 2013, primarily due to net borrowing from the credit facilities of $80,000,000 during the three-month period ended March 31, 2014 compared to $1,627,000 in the comparable period of 2013 and net cash inflow for mortgage notes of $5,340,000 in the three-month period ended March 31, 2014 compared to net cash outflow of $1,104,000 in the comparable period of 2013. The increase was offset by aggregate distributions of $21,005,000 made during the three-month period ended March 31, 2014 compared to $949,000 made during the three-month period ended March 31, 2013.

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

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred shareholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities, property sales and advances on the credit facilities. Funds required to make distributions to common shareholders and Operating Partnership unitholders are funded by operating and refinancing proceeds.

The Company intends to meet its long-term liquidity requirements through property sales, property debt financing and refinancing, noting that possible interest rate increases could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of March 31, 2014, approximately $197,175,000 of principal, or 35.8% of the Company’s outstanding mortgage debt, is due to be repaid through 2016.  During that period, principal of $53,730,000, $60,137,000 and $70,929,000 relates to loans that are due to mature and be repaid in full in 2014, 2015 and 2016, respectively.  The Company intends to sell properties which have debt maturities in 2014. The Company currently has ten properties under agreement to be sold or being actively marketed for sale. All other payments of principal during the three-year period are normal recurring monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of March 31, 2014, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exception of Walnut Creek which has no mortgage, and Berkshires of Columbia, Bridgewater and Aura Prestonwood, which have variable interest rate debt.

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

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company ("Credit Facility - Affiliate").  The Credit Facility - Affiliate does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of March 31, 2014 and December 31, 2013, there were no outstanding balances on the Credit Facility - Affiliate.

The Company has a $90,000,000 Credit Facility with an unaffiliated lender. The Credit Facility will be used to facilitate property acquisitions and to fund the development activities of the Company. As of March 31, 2014 and December 31, 2013, there was $80,000,000 and $0 outstanding on the Credit Facility, respectively.

Capital Expenditures

Payments for capital expenditures totaled $5,303,819 and $5,468,617 for the three-month periods ended March 31, 2014 and 2013, respectively. The Company paid $543,660 and $699,368 for recurring capital expenditures during the three-months periods ended March 31, 2014 and 2013, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $4,760,159 and $4,769,249 for renovation and development related capital expenditures during the three-month periods ended March 31, 2014 and 2013, respectively. Renovation related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees on development projects. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity related to the Walnut Creek Project, a 141-unit multifamily apartment development project in Walnut Creek, California, which is currently in the entitlement phase. Once fully invested, the Company's ownership percentage will be 98%. As of March 31, 2014, the project development costs incurred were approximately $9,690,000, of the total budgeted costs of approximately $65,403,000. Total capital currently committed to the project is approximately $23,935,000. As of March 31, 2014, the Company has made capital contributions of approximately $7,523,000, or 31.4% of its current total commitment. The Walnut Creek Project was delayed by environmental and regulatory requirements. The Company is currently reviewing a revised development budget, which reflects revisions in construction costs and operating projections. The revised development budget and operating projections are subject to the review and approval of the Company's investment committee. The construction is currently projected to start in June 2014. The Company consolidates its investment in the Walnut Creek Project.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity related to the Prestonwood Project, a 322-unit multifamily apartment development project in Dallas, Texas. The Company's ownership percentage in the project will be 95% when fully funded. As of March 31, 2014, the project development costs incurred were approximately $13,411,000, of the total budgeted costs of approximately $44,363,000. Total capital committed to the venture is $12,643,500. As of March 31, 2014, the Company has made capital contributions of approximately $11,763,000, or 93% of its current total commitment. The construction began in the first quarter of 2014. The Company consolidates its investment in the Prestonwood Project.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Projects	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date March 31, 2014 (in millions)	Anticipated Completion Date
Walnut Creek (2)	141	846	138,370	65.4	9.7	Q2 2016
Aura Prestonwood	322	837	269,370	44.4	13.4	Q4 2015
Total / Average	463	842	407,740	$109.8	$23.1

(1)	Includes retail space of 19,017 sq ft at the Walnut Creek Project.

(2)
The Company is currently reviewing a revised development budget, which reflects revisions in construction costs and operating projections and is subject to the approval of the Company's investment committee.

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

The Company's capital budgets for 2014 anticipate spending approximately $10,858,000 for ongoing capital needs.  As of March 31, 2014, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the three-month period ended March 31, 2014

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the Prestonwood Project to build a 322-unit multifamily apartment community in Dallas, Texas. The Company's ownership percentage in the project will be 95% when fully invested. Total capital committed to the joint venture is $12,643,500. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and Eon at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and Eon at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal and operating prorations and adjustments as provided for in the purchase and sale agreements. The Company has designated these properties to qualify as replacement properties in the reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for properties identified to be sold in 2014.

Accounting Standards Codification ("ASC") 805-10 requires that identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed was as follows:

	Aura Prestonwood	Pavilion Townplace	Eon at Lindbergh	Total
Asset acquired:
Multifamily apartment communities	$8,302,960	$57,201,053	$64,056,966	$129,560,979
Acquired in-place leases and tenant relationships	—	769,534	872,564	1,642,098
Prepaid and other assets	100,000	296,013	236,508	632,521
Total assets acquired	$8,402,960	$58,266,600	$65,166,038	$131,835,598

Liabilities assumed:
Accrued expenses	$—	$309,154	$201,997	$511,151
Tenant security deposit liability	—	119,808	121,454	241,262
Mortgage notes payable	—	27,542,536	42,929,530	70,472,066
Total liabilities assumed	$—	$27,971,498	$43,252,981	$71,224,479

Discussion of dispositions for the three-month period ended March 31, 2014

The Company did not dispose of any properties during the three-month period ended March 31, 2014.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the three-month periods ended March 31, 2014 and 2013, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,194, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of March 31, 2014 and December 31, 2013.

During the three-month period ended March 31, 2013, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly operating distributions to the common general and common limited partners or a common dividend on the Company’s Class B common stock.

On January 16, 2014, the Board authorized the general partner of the Operating Partnership to make a special distribution of $20,000,000 from proceeds of the supplemental loan on Seasons of Laurel and the refinancing of Berkshires of Columbia to the common general and noncontrolling interest partners in Operating Partnership, which was paid on January 17, 2014. Also on January 16, 2014, the Board declared a common dividend of $0.339924 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds to the common general partner on January 17, 2014.

For the three-month periods ended March 31, 2014 and 2013, the Company’s aggregate dividends on the Class B common stock totaled $478,000 and $0, respectively. There were no dividends payable to the Class B common stockholders as of March 31, 2014 and December 31, 2013.

During the three-month periods ended March 31, 2014 and 2013, the Company made tax payments of $56,900 and $636,500, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

For the three-month periods ended March 31, 2014 and 2013, the Company’s aggregate distribution to noncontrolling interest partners in Operating Partnership totaled $19,578,900 and $636,500, respectively. There were no distributions payable to the noncontrolling interest partners in Operating Partnership as of March 31, 2014 and December 31, 2013, respectively.

During the three-month periods ended March 31, 2014 and 2013, the Company made tax payments of $0 and $300,000, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties.

During the three-month periods ended March 31, 2014 and 2013, the Company's aggregate distributions to the noncontrolling interest holders in properties totaled $947,980 and $312,927, respectively. There were no distributions payable to the noncontrolling holders in properties as of March 31, 2014 and December 31, 2013, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Three months ended				Three months ended
	March 31, 2014				March 31, 2013
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	716	984	$1,262	$6	664	951	$1,156	$7
Renewed leases	654	983	$1,282	$—	625	950	$1,178	$—

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the three-month periods ended March 31, 2014 and 2013. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during three-month periods ended March 31, 2014 and March 31, 2013, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the Company also presents the comparison of operating results for the three-month periods ended March 31, 2014 and 2013 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the Consolidated Statement of Operations.  For the three-month periods ended March 31, 2014 and 2013, net loss was $(3,383,780) and $(3,996,676), respectively. A reconciliation of the Company’s NOI to net loss for the three-month periods ended March 31, 2014 and 2013 is presented as part of the following tables.

Comparison of the three-month period ended March 31, 2014 to the three-month period ended March 31, 2013

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 19 properties acquired or placed in service on or prior to January 1, 2013 and owned through March 31, 2014.

	Same Property Portfolio
	Three months ended March 31,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$18,050,118	$17,578,277	$471,841	2.68%
Utility reimbursement and other	1,650,539	1,586,742	63,797	4.02%
Total revenue	19,700,657	19,165,019	535,638	2.79%

Operating Expenses:
Operating	4,697,803	4,398,195	299,608	6.81%
Maintenance	1,105,386	857,822	247,564	28.86%
Real estate taxes	2,026,230	1,795,498	230,732	12.85%
General and administrative	—	—	—	—%
Management fees	785,785	765,399	20,386	2.66%
Incentive advisory fees	—	—	—	—%
Total operating expenses	8,615,204	7,816,914	798,290	10.21%

Net Operating Income	11,085,453	11,348,105	(262,652)	(2.31)%

Non-operating expenses:
Depreciation	5,730,694	5,861,592	(130,898)	(2.23)%
Interest, inclusive of amortization of deferred financing fees	6,018,713	6,098,118	(79,405)	(1.30)%
Amortization of acquired in-place leases and tenant relationships	—	5,378	(5,378)	(100.00)%
Total non-operating expenses	11,749,407	11,965,088	(215,681)	(1.80)%

Net loss	$(663,954)	$(616,983)	$(46,971)	(7.61)%

Comparison of the three-month period ended March 31, 2014 to the three-month period ended March 31, 2013

	Total Property Portfolio
	Three months ended March 31,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$19,289,286	$17,774,536	$1,514,750	8.52%
Utility reimbursement and other	1,887,379	1,645,553	241,826	14.70%
Total revenue	21,176,665	19,420,089	1,756,576	9.05%

Operating Expenses:
Operating	6,321,228	4,649,242	1,671,986	35.96%
Maintenance	1,132,823	882,901	249,922	28.31%
Real estate taxes	2,183,181	1,810,498	372,683	20.58%
General and administrative	621,161	730,090	(108,929)	(14.92)%
Management fees	1,226,253	1,192,812	33,441	2.80%
Incentive advisory fees	264,045	750,872	(486,827)	(64.83)%
Total operating expenses	11,748,691	10,016,415	1,732,276	17.29%

Net Operating Income	9,427,974	9,403,674	24,300	0.26%

Non-operating expenses:
Depreciation	6,286,212	6,327,236	(41,024)	(0.65)%
Interest, inclusive of amortization of deferred financing fees	7,093,818	6,409,620	684,198	10.67%
Amortization of acquired in-place leases and tenant relationships	—	5,377	(5,377)	(100.00)%
Total non-operating expenses	13,380,030	12,742,233	637,797	5.01%

Loss before equity in income (loss) of unconsolidated multifamily entities and discontinued operations	(3,952,056)	(3,338,559)	(613,497)	(18.38)%

Equity in income (loss) of unconsolidated multifamily entities	682,492	(775,967)	1,458,459	187.95%

Discontinued operations	(114,216)	117,850	(232,066)	(196.92)%

Net loss	$(3,383,780)	$(3,996,676)	$612,896	15.34%

Comparison of the three-month period ended March 31, 2014 to the three-month period ended March 31, 2013
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2014 in comparison to the same period of 2013.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the three-month period ended March 31, 2014 of $1,222 per apartment unit increased by 2.78% over the 2013 rental rates of $1,189 for the same period, contributing to an increase of approximately $473,000 in rental revenue. Average physical occupancy for the 2014 and 2013 Same Property Portfolio of 96% resulted in a slight decrease in revenue of approximately $1,000. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Three months ended March 31,
	2014	2013	Increase/ (Decrease)	% Change
Rental
Market rent	$19,271,562	$18,798,483	$473,079	2.52%
Occupancy	(1,221,444)	(1,220,206)	(1,238)	(0.10)%
Total Rental	$18,050,118	$17,578,277	$471,841	2.68%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013, due primarily to increased utility reimbursements as a result of higher utility expenses for the applicable billing period, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Three months ended March 31,
	2014	2013	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$880,032	$837,674	$42,358	5.06%
Other	770,507	749,068	21,439	2.86%
Total Utility reimbursement and other	$1,650,539	$1,586,742	$63,797	4.02%

Operating Expenses

Operating

Operating expenses increased during the three-month period ended March 31, 2014 as compared to the same period of 2013. Utilities expenses were higher due to an unusually cold winter. Property-related G&A increased as a result of higher franchise taxes incurred at the Company's Texas properties as well as higher state income taxes at the Company's property located in Philadelphia.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Three months ended March 31,
	2014	2013	Increase/ (Decrease)	% Change
Operating
Payroll	$1,852,387	$1,844,030	$8,357	0.45%
Utilities	1,534,418	1,453,393	81,025	5.57%
Insurance	410,658	387,200	23,458	6.06%
Property-related G&A	525,969	467,202	58,767	12.58%
Leasing	165,862	152,971	12,891	8.43%
Advertising	163,443	155,398	8,045	5.18%
(Gain) loss on fixed assets replacement	15,837	(78,450)	94,287	(120.19)%
Other	29,229	16,451	12,778	77.67%
Total Operating	$4,697,803	$4,398,195	$299,608	6.81%

Maintenance

Maintenance expenses increased during the three-month period ended March 31, 2014 as compared to the same period of 2013, mainly due to increases in repairs and snow removal. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Three months ended March 31,
	2014	2013	Increase/ (Decrease)	% Change
Maintenance
Pool service	$31,083	$32,336	$(1,253)	(3.87)%
Exterminating	29,311	34,109	(4,798)	(14.07)%
Landscaping	176,729	169,457	7,272	4.29%
Supplies	17,513	14,403	3,110	21.59%
Cleaning	167,946	166,057	1,889	1.14%
Snow removal	96,292	14,694	81,598	555.32%
Painting	173,033	168,874	4,159	2.46%
Repairs	289,781	137,300	152,481	111.06%
Other	123,698	120,592	3,106	2.58%
Total Maintenance	$1,105,386	$857,822	$247,564	28.86%

Real Estate Taxes

Real estate taxes increased for the three-month period ended March 31, 2014 from the comparable period of 2013. The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three-month period ended March 31, 2014 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital expenditures.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three-month period ended March 31, 2014 decreased over the comparable period of 2013 primarily due to lower interest rates for Berkshires of Columbia and Bridgewater mortgages as mortgages for both properties have been converted to variable interest rate debt, which was partially offset by the higher loan balance on Berkshires of Columbia and higher interest expenses incurred on the supplemental loan at Seasons of Laurel that closed in December 2013.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased during the three-month period ended March 31, 2014 as compared to the same period in 2013.  The decrease is related to the completion of amortization of the acquired-in-place lease and tenant relationships intangible assets recorded at acquisition and amortized over a 24-month period, which did not extend into the three-month period ended March 31, 2014.

Comparison of the three-month period ended March 31, 2014 to the three-month period ended March 31, 2013
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013 are also due to the fluctuations in the actual properties owned during the comparative periods.  Total revenue increased mainly due to reduced vacancy at 2020 Lawrence as units were leased throughout 2013 after the construction was completed in the first quarter of 2013, in addition to revenue from Pavilion Townplace and Eon at Lindbergh, which were acquired in the first quarter of 2014. The increase in total operating expenses was primarily attributable to acquisition costs related to Pavilion Townplace and Eon at Lindbergh expensed pursuant to the guidance of ASC 805-10, which was partially offset by decreased incentive advisory fees. (Refer to Related Party Transactions on page 19 for further discussion.) Non-operating expenses increased mainly due to increased interest expenses incurred on the Credit Facility.

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

The following table presents a reconciliation of net loss to FFO for the three-month periods ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013
Net loss	$(3,383,780)	$(3,996,676)
Add:
Depreciation of real property	5,456,981	5,559,567
Depreciation of real property included in results of discontinued operations	—	257,218
Amortization of acquired in-place leases and tenant relationships	—	5,377
Equity in loss of unconsolidated multifamily entities	—	775,967
Funds from operations of unconsolidated multifamily entities, net of impairments	378,237	368,701
Less:
Funds from operations of noncontrolling interest in properties	(227,383)	(176,549)
Equity in income of unconsolidated multifamily entities	(682,492)	—
Funds from Operations	$1,541,563	$2,793,605

FFO decreased for the three-month period ended March 31, 2014 as compared to the same three-month period ended March 31, 2013. The decrease in FFO is mainly attributable to the acquisition costs related to Pavilion Townplace and Eon at Lindbergh expensed pursuant to the guidance of ASC 805-10 and increased interest expenses incurred on the Credit Facility. Further, the decrease in FFO is also attributable to the loss of operating income provided by assets that were sold in the second quarter of 2013, which were partially offset by higher net operating income from the balance of the portfolio driven by higher rents and added operations from the 2020 Lawrence Project, Pavilion Townplace and Eon at Lindbergh and decreased incentive advisory fee.

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

In 2014, the multifamily sector continued to exhibit improved performance and strong fundamentals on a national basis due to sustained higher rent levels and continued stable occupancies due to ongoing favorable apartment unit supply and demand mix.

Continued reduced levels of new unit construction and home ownership rates in the apartment sector have driven demand in recent years to a 10-year low national vacancy rate. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction volumes reaching five-year highs in recent years.

As had been the case during the previous downturn in the economy, creditworthy borrowers in the multifamily sector continue to have access to capital through Fannie Mae and Freddie Mac and other sources, at favorable interest rates. There is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

The Company continues to believe that projected demographic trends will favor the multifamily sector, driven primarily by the overall population growth, decrease in homeownership and the continued flow of prime renters (those under 35 years old), the fastest growing segment of the population. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio and to take advantage of current trends in the apartment sector to create value.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company's financial instruments that are sensitive to changes in interest rates, specifically debt obligations.

The following tables present scheduled principal and interest payments and related weighted average interest rates by expected maturity dates for the Company's mortgage notes payable as of March 31, 2014.

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt	$45,133,843	$64,810,561	$74,720,019	$41,580,747	$16,353,167	$252,196,910	$494,795,247
Interest Payments (1)	25,933,272	22,087,625	19,931,594	16,007,102	14,395,057	86,977,441	185,332,091
Average Interest Rate(1)	5.41%	5.41%	5.38%	5.32%	5.23%	5.17%	5.41%

	2014	2015	2016	2017	2018	Thereafter	Total
Variable Rate Debt	$12,510,398	$—	$—	$624,761	$748,509	$42,627,630	$56,511,298
Interest Payments (1)	1,268,554	1,145,638	1,148,776	1,139,504	1,120,427	5,484,619	11,307,518
Average Interest Rate(1)	2.56%	2.57%	2.57%	2.57%	2.57%	2.57%	2.56%

(1)
Interest payments represent amounts expected to be made on outstanding debt as of March 31, 2014. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The following table presents scheduled principal and interest payments and related stated interest rates by expected maturity dates for the note payable - other as of March 31, 2014.

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt (1)	$—	$18,545	$38,493	$40,442	$42,489	$1,110,031	$1,250,000
Interest Payments (3)	30,993	62,757	61,098	59,149	57,101	182,188	453,286
Average Interest Rate (2)(3)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	Relates to the Colorado Energy Loan as described in Note 7 - Note Payable - Other of Notes to Consolidated Financial Statements.

(2)	The Company's note payable - other is a fixed rate instrument; therefore, the Company's outstanding note payable - other is not sensitive to changes in the capital markets except upon maturity.

(3)
Interest payments represent amounts expected to be made on outstanding debt as of March 31, 2014. Average interest rate represents the stated interest rates on the note payable - other for the respective period.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There were no material litigation developments during the quarter. See Note 15 - Legal Proceedings of Notes to Consolidated Financial Statements.

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2013 as filed with the SEC on March 31, 2014. As of March 31, 2014, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

101.
The following materials from Berkshire Income Realty, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
May 15, 2014	/s/ Charles B. Leitner III
Charles B. Leitner III
President and Principal Executive Officer

May 15, 2014	/s/ David E. Doherty
David E. Doherty
Senior Vice President and Principal Financial Officer