Form 10-Q
period 2014-06-30
BERKSHIRE INCOME REALTY, INC.
filed 2014-08-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of August 13, 2014.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $232,057,518 and $242,291,624, respectively	$486,124,326	$381,663,433
Cash and cash equivalents	17,591,612	15,254,613
Cash restricted for tenant security deposits	1,499,541	1,321,895
Restricted cash held in escrow for 1031 exchange	40,835,011	—
Replacement reserve escrow	1,394,116	1,121,258
Prepaid expenses and other assets	9,326,085	10,675,302
Investments in unconsolidated multifamily entities	14,689,566	14,294,474
Acquired in-place leases and tenant relationships, net of accumulated amortization of $745,203 and $0, respectively	896,895	—
Deferred expenses, net of accumulated amortization of $2,989,868 and $2,953,066, respectively	6,765,645	2,977,939
Total assets	$579,122,797	$427,308,914

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$517,873,498	$475,525,480
Credit Facility (Note 6)	80,000,000	—
Note payable - other	1,250,000	1,250,000
Due to affiliates, net	2,166,157	2,454,167
Due to affiliate, incentive advisory fees	10,566,401	8,289,617
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	11,623,784	10,968,053
Tenant security deposits	1,720,489	1,531,472
Total liabilities	626,037,936	500,856,396

Commitments and contingencies (Note 10)	—	—

Deficit:
Noncontrolling interest in properties (Note 12)	695,975	879,785
Noncontrolling interest in Operating Partnership (Note 13)	(76,130,378)	(102,297,937)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Accumulated deficit	(41,705,628)	(42,354,222)
Total deficit	(46,915,139)	(73,547,482)

Total liabilities and deficit	$579,122,797	$427,308,914

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Rental	$21,167,877	$18,154,499	$40,457,163	$35,929,035
Utility reimbursement	1,108,411	852,825	2,027,248	1,690,499
Other	1,129,850	843,754	2,098,392	1,651,633
Total revenue	23,406,138	19,851,078	44,582,803	39,271,167
Expenses:
Operating	4,995,317	4,425,981	11,316,545	9,075,223
Maintenance	1,440,932	1,230,171	2,573,755	2,113,072
Real estate taxes	2,550,600	2,024,714	4,733,781	3,835,212
General and administrative	721,624	507,809	1,342,785	1,237,899
Management fees	1,339,036	1,203,974	2,565,289	2,396,786
Incentive advisory fees	2,409,374	622,908	2,673,419	1,373,780
Depreciation	7,243,111	6,432,388	13,529,323	12,759,624
Interest, inclusive of amortization of deferred financing fees	7,967,522	6,647,682	15,061,340	13,057,302
Loss on extinguishment of debt	1,743,652	—	1,743,652	—
Amortization of acquired in-place leases and tenant relationships	745,203	—	745,203	5,377
Total expenses	31,156,371	23,095,627	56,285,092	45,854,275
Loss before equity in income (loss) of unconsolidated multifamily entities	(7,750,233)	(3,244,549)	(11,702,289)	(6,583,108)
Equity in income (loss) of unconsolidated multifamily entities	12,292,944	(855,136)	12,975,436	(1,631,103)
Gain on disposition of real estate assets	49,519,992	—	49,519,992	—
Income (loss) from continuing operations	54,062,703	(4,099,685)	50,793,139	(8,214,211)
Discontinued operations:
Income (loss) from discontinued operations	—	(58,070)	(114,216)	59,780
Gain on disposition of real estate assets	—	18,689,058	—	18,689,058
Net income (loss) from discontinued operations	—	18,630,988	(114,216)	18,748,838
Net income	54,062,703	14,531,303	50,678,923	10,534,627
Net (income) loss attributable to noncontrolling interest in properties	(125,887)	4,724	(190,723)	(14,808)
Net income attributable to noncontrolling interest in Operating Partnership (Note 13)	(51,012,570)	(12,553,460)	(46,011,219)	(6,998,082)
Net income attributable to the Company	2,924,246	1,982,567	4,476,981	3,521,737
Preferred dividend	(1,675,193)	(1,675,194)	(3,350,387)	(3,350,388)
Net income available to common shareholders	$1,249,053	$307,373	$1,126,594	$171,349
Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted	$0.89	$(13.03)	$0.88	$(13.21)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$—	$13.25	$(0.08)	$13.33
Net income available to common shareholders per common share, basic and diluted	$0.89	$0.22	$0.80	$0.12
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(unaudited)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,077,020)	$1,527,431	$(89,708,267)	$(60,032,964)
Net income	—	—	—	—	3,521,737	14,808	6,998,082	10,534,627
Contributions	—	—	—	—	—	264,718	—	264,718
Distributions	—	—	—	—	—	(921,443)	(1,138,750)	(2,060,193)
Distributions to preferred shareholders	—	—	—	—	(3,350,388)	—	—	(3,350,388)
Balance at June 30, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(41,905,671)	$885,514	$(83,848,935)	$(54,644,200)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(42,354,222)	$879,785	$(102,297,937)	$(73,547,482)
Net income	—	—	—	—	4,476,981	190,723	46,011,219	50,678,923
Contributions	—	—	—	—	—	665,447	—	665,447
Distributions	—	—	—	—	(478,000)	(1,039,980)	(19,843,660)	(21,361,640)
Distributions to preferred shareholders	—	—	—	—	(3,350,387)	—	—	(3,350,387)
Balance at June 30, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(41,705,628)	$695,975	$(76,130,378)	$(46,915,139)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$50,678,923	$10,534,627
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	543,373	293,111
Amortization of acquired in-place leases and tenant relationships	745,203	5,377
Amortization of fair value premium on mortgage debt	(126,111)	—
Loss on extinguishment of debt	67,672	3,807
Depreciation	13,529,323	13,364,746
Deferred costs	(18,119)	—
Equity in (income) loss of unconsolidated multifamily entities	(12,975,436)	1,631,103
Gain on disposition of real estate assets	(49,519,992)	(18,689,058)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(229,891)	152,576
Prepaid expenses and other assets	(18,262)	1,519,655
Due to/from affiliates	(288,010)	(1,511,314)
Due to affiliate - incentive advisory fees	2,276,784	683,111
Accrued expenses and other liabilities	(1,519,822)	(7,622)
Net cash provided by operating activities	3,145,635	7,980,119

Cash flows from investing activities:
Capital improvements	(11,913,603)	(9,405,207)
Acquisition of multifamily apartment communities	(60,611,119)	—
Return of earnest money deposits on acquisition	2,000,000	—
Proceeds from sale of multifamily apartment communities	74,668,760	30,958,927
Investments in unconsolidated multifamily entities	—	(305,175)
Distributions from investment in unconsolidated multifamily entities	12,580,344	—
Deposit to restricted cash held in escrow for 1031 exchange	(40,835,011)	—
Interest earned on replacement reserve deposits	(458)	(292)
Deposits to replacement reserve escrow	(272,400)	(96,790)
Withdrawal from replacement reserve escrow	—	41,481
Net cash (used in) provided by investing activities	(24,383,487)	21,192,944

Cash flows from financing activities:
Borrowings from mortgage notes payable	46,253,335	2,770,663
Principal payments on mortgage notes payable	(3,067,912)	(3,047,886)
Repayments of mortgage notes payable	(71,183,360)	(14,833,286)
Borrowings from Credit Facility - Affiliate	—	1,627,000
Principal payments on Credit Facility - Affiliate	—	(1,627,000)
Borrowings from Credit Facility	80,000,000	—
Deferred financing costs	(4,380,632)	(58,969)
Contributions from noncontrolling interest holders in properties	665,447	264,718
Distributions to noncontrolling interest holders in properties	(1,039,980)	(1,221,443)
Distributions to noncontrolling interest partners in Operating Partnership	(19,843,660)	(1,138,750)
Distributions to common shareholders	(478,000)	—
Distributions to preferred shareholders	(3,350,387)	(3,350,388)
Net cash provided by (used in) financing activities	23,574,851	(20,615,341)

Net increase in cash and cash equivalents	2,336,999	8,557,722
Cash and cash equivalents at beginning of period	15,254,613	12,224,361
Cash and cash equivalents at end of period	$17,591,612	$20,782,083

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2014	2013

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$15,249,485	$13,990,060
Capitalization of interest	496,223	393,677

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	1,847,998	159,156
Dividends declared and payable to preferred shareholders	837,607	837,607
Mortgage debt assumed	70,472,066	—
Write-off of fully amortized acquired in-place leases and tenant relationships	—	605,079

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(129,560,979)	$—
Acquired in-place leases	(1,642,098)	—
Prepaid expenses and other assets	(632,521)	—
Liabilities assumed:
Accrued expenses	511,151	—
Tenant security deposit liability	241,262	—
Mortgage notes payable	70,472,066	—
Net cash used for acquisition of multifamily apartment communities	$(60,611,119)	$—

Sale of real estate:
Gross selling price	$76,200,000	$31,500,000
Cost of sale	(1,531,240)	(541,073)
Cash flows from sale of multifamily apartment communities	$74,668,760	$30,958,927

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of June 30, 2014, the Company owned, or had an interest in, 18 multifamily apartment communities consisting of 5,281 total apartment units, two multifamily development projects and two unconsolidated multifamily entities. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the six-month periods ended June 30, 2014 and 2013, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the six-month period ended June 30, 2014

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the development of Aura Prestonwood, a 322-unit multifamily apartment project located in Dallas, Texas (the "Prestonwood Project"). The Company has a 95% interest in the joint venture and has made a commitment to invest $12,643,500 in the project, which has been fully funded. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and EON at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and EON at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal operating prorations and adjustments as provided for in the purchase and sale agreements. The Company has designated these properties to qualify as replacement properties in a reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for properties identified to be sold in 2014. The Company has 180 days from the acquisition of the replacement properties to complete the reverse exchange transaction.

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

Discussion of dispositions for the six-month period ended June 30, 2014

On May 5, 2014, the Company completed the sale of Chisholm Place, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $15,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $7,556,301 of gain from the sale.

On May 12, 2014, the Company completed the sale of Laurel Woods, located in Austin, Texas, to an unaffiliated buyer. The sale price of $13,200,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $9,211,973 of gain from the sale.

On June 4, 2014, the Company completed the sale of Bear Creek, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $9,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $5,988,770 of gain from the sale.

On June 25, 2014, the Company completed the sale of Berkshires on Brompton, located in Houston, Texas, to an unaffiliated buyer. The sale price of $38,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $26,762,948 of gain from the sale.

The Company has designated Chisholm Place, Laurel Woods, Bear Creek and Berkshires on Brompton as the potential relinquished properties in the reverse exchange transaction for Pavilion Townplace and EON at Lindbergh, under Section 1031 of the Internal Revenue Code. The net 1031 exchange proceeds from the sale of Chisholm Place, Laurel Woods, Bear Creek and Berkshires on Brompton of $40,835,011 have been deposited with a qualified intermediary and may be used to close the reverse 1031 exchange transaction for Pavilion Townplace and EON at Lindbergh.

On April 23, 2014, the Company executed a purchase and sale agreement for the sale of Bridgewater and Lakeridge located in Hampton, Virginia and Reserves at Arboretum located in Newport News, Virginia, with anticipated closing on August 18, 2014.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company has elected to early adopt this standard effective with the interim period beginning April 1, 2014. Prior to April 1, 2014, disposed properties are presented in discontinued operations.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additional, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

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

Consolidated Statements of Comprehensive Income (Loss)

For the six-month periods ended June 30, 2014 and 2013, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statements of Comprehensive Income and Loss required to be presented have been omitted from the consolidated financial statements.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Land	$86,939,257	$66,318,761
Buildings, improvement and personal property	631,242,587	557,636,296
Multifamily apartment communities	718,181,844	623,955,057
Accumulated depreciation	(232,057,518)	(242,291,624)
Multifamily apartment communities, net	$486,124,326	$381,663,433

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, which requires the fair value of the real estate acquired be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values. The value of in-place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases and amortized over a period of 12 months and the tenant relationships are based on the straight-line method of amortization over a 24-month period.

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the six-month period ended June 30, 2014 or twelve-month period ended December 31, 2013.

Discontinued Operations

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price of $31,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

The results of operations for Walden Pond and Gables of Texas have been restated and are presented as results from discontinued operations in the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2014 and 2013, respectively, pursuant to ASC 205-20.*

The operating results of properties sold in 2013* and their discontinued operations for the three- and six-month periods ended June 30, 2014 and 2013 are presented in the following table.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Rental	$—	$991,853	$—	$2,015,158
Utility reimbursement	—	145,684	—	230,542
Other	—	114,868	210	245,234
Total revenue	—	1,252,405	210	2,490,934
Expenses:
Operating	—	406,878	112,954	773,382
Maintenance	—	57,009	—	129,122
Real estate taxes	—	130,398	—	265,522
General and administrative	—	22,822	1,472	31,663
Management fees	—	48,115	—	94,550
Depreciation	—	302,285	—	605,122
Interest, inclusive of amortization of deferred financing fees	—	339,161	—	527,986
Loss on extinguishment of debt	—	3,807	—	3,807
Total expenses	—	1,310,475	114,426	2,431,154
Income (loss) from discontinued operations	$—	$(58,070)	$(114,216)	$59,780

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek and Berkshires on Brompton are not presented as part of discontinued operations. Discussion of property sales is included in Note 1 - Organization and Basis of Presentation.

3.     INVESTMENTS IN UNCONSOLIDATED MULTIFAMILY ENTITIES

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”).  Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership.  The Company’s final commitment under the subscription agreement with BVF totaled $23,400,000, which represented an ownership interest of 7% of BVF.  BVF’s investment strategy was to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation.

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

As of June 30, 2014, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF and had received distributions from BVF of $17,753,897, or approximately 75.9%, of its invested capital. The general partner of BVF is proceeding with BVF's plan to sell the remaining 18 assets in the portfolio.

The summarized statement of assets, liabilities and partners’ equity (deficit) of BVF is as follows:

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$286,818,380	$664,692,480
Cash and cash equivalents	20,743,022	21,227,583
Other assets	7,699,307	11,565,547
Total assets	$315,260,709	$697,485,610

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Mortgage notes payable	$312,773,050	$686,193,544
Credit facility	—	16,200,000
Other liabilities	8,680,454	15,049,296
Noncontrolling interest	(8,870,090)	(6,961,558)
Partners’ equity (deficit)	2,677,295	(12,995,672)
Total liabilities and partners’ equity (deficit)	$315,260,709	$697,485,610

Company’s share of partners’ equity (deficit)	$187,426	$(604,395)
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$791,821	$—

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At June 30, 2014 and December 31, 2013, the differential was comprised mainly of $583,240, which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of June 30, 2014 and has no commitment to make additional contributions to BVF. The carrying value of the investment is $0 at December 31, 2013, as distributions from the investment have exceeded the Company's invested equity as adjusted for the Company's share of gains and losses over the holding period of the investment. The Company resumed equity method earnings in BVF during the six-month period ended June 30, 2014, as its share of BVF's earnings during the period exceeded the excess distribution recognized as equity in income of unconsolidated limited partnership previously by the Company.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the six-month period ended June 30, 2014 or twelve-month period ended December 31, 2013.

The summarized statements of operations of BVF for the three- and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$25,249,135	$33,815,366	$54,012,855	$66,886,032
Expenses	(48,623,445)	(41,257,883)	(85,881,200)	(83,516,896)
Gain on property sales and extinguishment of debt (2)	210,092,640	(57,153)	225,340,593	(78,824)
Noncontrolling interest	874,319	1,150,895	1,900,719	2,603,107
Net income (loss) attributable to investment	$187,592,649	$(6,348,775)	$195,372,967	$(14,106,581)

Equity in income (loss) of unconsolidated limited partnership (1)(2)	$12,427,064	$(444,462)	$13,372,165	$(987,567)

(1)	There were no impairment indicators or impairment writeoffs in the six-month periods ended June 30, 2014 or 2013.
The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the six-month period ended June 30, 2014, BVF recorded a net gain on the disposition of fifteen properties. The gain on the sale was $225,340,593, of which the Company's share was approximately $15,774,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the six-month period ended June 30, 2014.

There were no dispositions of property by BVF during the six-month period ended June 30, 2013.

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

As of June 30, 2014, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company has no obligation to fund capital to NoMa JV in excess of its original commitment of capital of $14,520,000. The NoMa Project was completed during the quarter ended June 30, 2013.

The summarized statement of assets, liabilities and members’ capital of NoMa JV is as follows:

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$123,341,334	$126,139,123
Cash and cash equivalents	4,054,709	1,629,885
Other assets	429,295	546,996
Total assets	$127,825,338	$128,316,004

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage note payable	$85,466,258	$85,466,258
Other liabilities	1,441,109	756,990
Noncontrolling interest	4,122,700	4,209,276
Members’ capital	36,795,271	37,883,480
Total liabilities and members’ capital	$127,825,338	$128,316,004

Company’s share of members’ capital	$12,265,090	$12,627,826
Basis differential (1)	$1,632,655	$1,666,648
Carrying value of the Company’s investment in unconsolidated limited liability company (2)	$13,897,745	$14,294,474

(1)
This amount represents capitalized interest, net of amortization, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of June 30, 2014 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investment in NoMa JV for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the six-month period ended June 30, 2014 or twelve-month period ended December 31, 2013.

The summarized statements of operations of NoMa JV for the three- and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$2,878,510	$873,174	$5,260,408	$1,282,316
Expenses	(3,268,911)	(2,242,086)	(6,435,192)	(3,427,436)
Noncontrolling interest	39,031	136,891	117,460	214,512
Net loss attributable to investment	$(351,370)	$(1,232,021)	$(1,057,324)	$(1,930,608)

Equity in loss of unconsolidated limited liability company	$(117,123)	$(410,674)	$(362,736)	$(643,536)
Amortization of basis	(16,997)	—	(33,993)	—
Adjusted equity in loss of unconsolidated limited liability company	$(134,120)	$(410,674)	$(396,729)	$(643,536)

4.    MORTGAGE NOTES PAYABLE

On November 1, 2013, the Company, through its joint venture partnership for the development of the 141-unit apartment building in Walnut Creek, California (the "Walnut Creek Project"), acquired the land associated with the development project. The Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014, at which point it was paid off in the amount of $4,828,495.

On January 16, 2014, the Company closed on a $44,000,000 mortgage loan refinancing for Berkshires of Columbia and paid off the three existing mortgages totaling $32,254,894. The refinanced mortgage bears interest at a variable rate of 2.43% above the 1-month London Inter-Bank Offered Rate ("LIBOR") and matures on February 1, 2024.

On January 22, 2014, the Company through the joint venture formed with its subsidiary, BRD Arapaho, L.L.C. and TRG Prestonwood, L.P., entered into a loan agreement totaling up to $31,054,212 for the development of Aura Prestonwood, a 322-unit multifamily apartment project in Dallas, Texas. The loan has a variable interest rate of 2.50% above the 1-month LIBOR and matures on January 22, 2017. As of June 30, 2014, the outstanding balance on the loan was $2,253,335.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., assumed mortgage notes payable with outstanding balances of $25,571,949 and $42,000,000, respectively, in connection with acquisitions of Pavilion Townplace and EON at Lindbergh. Both mortgage notes are collateralized by the related properties. The mortgage on Pavilion Townplace has a fixed interest rate of 5.27% and matures on January 1, 2021. The mortgage on EON at Lindbergh has a fixed interest rate of 4.25% and matures on May 1, 2022. In accordance with ASC 805-10, which requires identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date, the Company determined the fair values of both mortgage notes by calculating the present value of future payments at current interest rates. The fair values at the acquisition date for the mortgages assumed were $27,542,536 for Pavilion Townplace and $42,929,530 for EON at Lindbergh, respectively.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.  Under this approach, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximated $554,464,000 and $505,385,000 at June 30, 2014 and December 31, 2013, respectively.

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

During the six-month periods ended June 30, 2014 and 2013, the Company borrowed $0 and $1,627,000, respectively, under the Credit Facility - Affiliate and did not repay any outstanding balances during the same periods.  The Company incurred interest charges of $0 and $32,981 related to the Credit Facility - Affiliate during the six-month periods ended June 30, 2014 and 2013, respectively. The Company did not pay any commitment fees during the six-month periods ended June 30, 2014 or 2013. There was no outstanding balance under the Credit Facility - Affiliate as of June 30, 2014 and December 31, 2013.

6.    CREDIT FACILITY

On January 21, 2014, the Company, through the Operating Partnership, closed on a $90,000,000 line of credit (the "Credit Facility") with an unaffiliated lender. The Credit Facility provides for interest on borrowings at a rate of 3.75% above the 30-day LIBOR rate, as announced by Reuter's, and includes various operational and financial covenants, including a leverage ratio and a debt service ratio. The Credit Facility has a maturity date of January 21, 2017 and provides for a maximum commitment to the Company of $90,000,000 commencing with the date of execution through June 29, 2014; $75,000,000 from June 30, 2014 to September 29, 2014; $60,000,000 from September 30, 2014 to December 30, 2014; and $45,000,000 from December 31, 2014 to January 21, 2017. The Credit Facility provides for unused commitment fees of 0.50% per annum if the unused amount is equal to or greater than 50% of the applicable maximum commitment and 0.35% per annum if such unused amount is less than 50%.

On June 16, 2014, the Company amended the Credit Facility to extend the date on which the maximum commitment reduces to $75,000,000 from June 30, 2014 to August 30, 2014.

During the six-month period ended June 30, 2014, the Company borrowed $80,000,000 under the Credit Facility and did not repay any outstanding balances during the same period.  The Company incurred $1,112,900 of interest expense and $56,875 of unused commitment fee during the six-month period ended June 30, 2014. There was $80,000,000 and $0 outstanding on the Credit Facility as of June 30, 2014 and December 31, 2013, respectively.

The Company determines the fair value of the Credit Facility in accordance with authoritative guidance related to fair value measurement. The Company has determined the fair value of the Credit Facility approximated the outstanding principal balance of the Credit Facility at June 30, 2014.

7.    NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") that the Operating Partnership formed with its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), Zocalo and JB 2020, LLC, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of a mid-rise multifamily apartment building in Denver, Colorado (the "2020 Lawrence Project"). The Colorado Energy Loan has a term of 10 years and an interest rate of 5% per annum. The Colorado Energy Loan will mature on June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by the U.S. Department of Housing and Urban Development ("HUD") in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of June 30, 2014 and December 31, 2013, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - other" approximated $1,352,000 and $1,287,000 at June 30, 2014 and December 31, 2013, respectively.

8.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the six-month periods ended June 30, 2014 and 2013, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,387 and $3,350,388, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2014 and December 31, 2013.

During the six-month period ended June 30, 2013, the Board did not authorize the general partner of the Operating Partnership to distribute any quarterly distributions to the common general and common limited partners or a common dividend on the Company’s Class B common stock.

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

During the six-month periods ended June 30, 2014 and 2013, the Company made tax payments of $321,660 and $1,138,750, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

9.    EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three- and six-month periods ended June 30, 2014 and 2013 follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2014	2013	2014	2013
Income (loss) from continuing operations prior to adjustments		$54,062,703	$(4,099,685)	$50,793,139	$(8,214,211)
Add:	Net loss attributable to noncontrolling interest in properties	$—	$4,724	—	—
Less:	Preferred dividends	$(1,675,193)	$(1,675,194)	(3,350,387)	(3,350,388)
	Net income attributable to noncontrolling interest in properties	$(125,887)	$—	(190,723)	(14,808)
	Net income attributable to noncontrolling interest in Operating Partnership	$(51,012,570)	$(12,553,460)	(46,011,219)	(6,998,082)
Income (loss) from continuing operations		$1,249,053	$(18,323,615)	$1,240,810	$(18,577,489)

Net income (loss) from discontinued operations		$—	$18,630,988	$(114,216)	$18,748,838

Net income available to common shareholders		$1,249,053	$307,373	$1,126,594	$171,349

Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted		$0.89	$(13.03)	$0.88	$(13.21)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted		$—	$13.25	$(0.08)	$13.33
Net income available to common shareholders per common share, basic and diluted		$0.89	$0.22	$0.80	$0.12

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196	1,406,196

Dividend declared per common share		$—	$—	$0.339924	$—

For the three- and six-month periods ended June 30, 2014 and 2013, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has commitments to two joint venture multifamily development projects as of June 30, 2014. The Walnut Creek Project is a 141-unit multifamily apartment development project located in Walnut Creek, California. The Company will own a 98% interest in the project once fully invested and its current commitment in the joint venture is approximately $26.8 million. As of June 30, 2014, the Company has made capital contributions totaling approximately $9.5 million. The Company consolidates its investment in the Walnut Creek Project.

The Prestonwood Project is a 322-unit multifamily apartment development project located in Dallas, Texas. The Company has a 95% interest in the joint venture and has made a commitment to invest $12.6 million in the project. The Company has no obligation to fund capital to the Prestonwood Project in excess of its commitment of capital of $12.6 million. As of June 30, 2014, the Company has invested 100% of its total committed capital amount. The Company consolidates its investment in the Prestonwood Project.

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

During the six-month period ended June 30, 2014, the Company acquired an interest rate cap related to its investment in Berkshires of Columbia. The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt. The interest rate cap limits that interest exposure on the variable rate mortgage to 4.25% of the total mortgage amount of $44,000,000. The instrument matures on February 1, 2018. As of June 30, 2014, the value of the interest rate cap is $101,521 and is included in "Prepaid expenses and other assets".

The Company did not own any derivative instruments as of December 31, 2013.

12.    NONCONTROLLING INTEREST IN PROPERTIES

Six of the Company's properties, Berkshires of Columbia, Country Place I, Country Place II, 2020 Lawrence, Walnut Creek and Aura Prestonwood, are owned in joint ventures with third parties as of June 30, 2014. The Company owns interests of 91.38% in Berkshires of Columbia, 58.00% in Country Place I and Country Place II, 91.08% in 2020 Lawrence, 95.00% in Aura Prestonwood and will own a 98.00% interest in Walnut Creek once fully invested.

During the six-month periods ended June 30, 2014 and 2013, the Company received $665,447 and $264,718, respectively, of contributions from noncontrolling interest holders in properties.

During the six-month periods ended June 30, 2014 and 2013, the Company made tax payments of $76,000 and $300,000, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties.

During the six-month periods ended June 30, 2014 and 2013, the Company's aggregate distributions to the noncontrolling interest holders in properties totaled $1,039,980 and $1,221,443, respectively.

13.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net loss attributable to noncontrolling interest in the Operating Partnership for the three- and six-month periods ended June 30, 2014 and 2013:

		Three months ended		Six months ended
		June 30,		June 30,
		2014	2013	2014	2013
Net income		$54,062,703	$14,531,303	$50,678,923	$10,534,627
Adjust:	Net (income) loss attributable to noncontrolling interest in properties	(125,887)	4,724	(190,723)	(14,808)
Income before noncontrolling interest in Operating Partnership		53,936,816	14,536,027	50,488,200	10,519,819
Preferred dividend		(1,675,193)	(1,675,194)	(3,350,387)	(3,350,388)
Income available to common equity		52,261,623	12,860,833	47,137,813	7,169,431
Noncontrolling interest in Operating Partnership		97.61%	97.61%	97.61%	97.61%
Net income attributable to noncontrolling interest in Operating Partnership		$51,012,570	$12,553,460	$46,011,219	$6,998,082

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the six months ended
	June 30,
	2014	2013
Balance at beginning of period	$(102,297,937)	$(89,708,267)
Net income attributable to noncontrolling interest in Operating Partnership	46,011,219	6,998,082
Distributions to noncontrolling interest partners in Operating Partnership	(19,843,660)	(1,138,750)
Balance at end of period	$(76,130,378)	$(83,848,935)

As of June 30, 2014 and December 31, 2013, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

14.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Property management fees	$898,568	$824,676	$1,684,353	$1,636,509
Expense reimbursements	72,172	49,533	132,307	98,807
Salary reimbursements	2,292,524	2,158,870	4,463,277	4,549,457
Asset management fees	407,913	407,914	815,826	815,827
Incentive advisory fee	2,409,374	622,908	2,673,419	1,373,780
Acquisition fees	—	—	1,200,000	—
Construction management fees	103,700	113,322	109,544	119,118
Development fees	26,420	—	123,971	69,715
Interest on revolving credit facility	—	20,168	—	32,981
Total	$6,210,671	$4,197,391	$11,202,697	$8,696,194

Amounts due to affiliates of $2,166,157 and $2,454,167 are included in “Due to affiliates, net” at June 30, 2014 and December 31, 2013, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $4,352,124 and $5,070,512 at June 30, 2014 and December 31, 2013, respectively, and amounts due from affiliates of $2,185,967 and $2,616,345 at June 30, 2014 and December 31, 2013, respectively.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $1,684,353 and $1,636,509 of property management fees in the six-month periods ended June 30, 2014 and 2013, respectively.

The Company also reimburses Berkshire Advisor for administrative services for our operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property employee salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company. Expense reimbursements paid were $132,307 and $98,807 for the six-month periods ended June 30, 2014 and 2013, respectively. Salary reimbursements paid were $4,463,277 and $4,549,457 for the six-month periods ended June 30, 2014 and 2013, respectively.

The Company pays Berkshire Advisor a fixed annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair value of the properties.  Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees attributable to and paid by the noncontrolling partners in the properties.  As discussed below, in addition to the fixed fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an incentive advisory fee based on increases in value of the Company that would not be subject to the $1,600,000 maximum.

On November 12, 2009, the Audit Committee of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment") pursuant to Berkshire Advisor's Supplemental Long Term Incentive Plan (the "Supplemental Plan"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value ("Base Value").  The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, based on the increase in fair value of the Company above the Base Value established by the Advisor.  On May 12, 2014, the Audit Committee of the Company approved an amendment to the Supplemental Plan which allows reissuance of previously forfeited or settled carried interests. The Company has recorded $2,673,419 and $1,373,780 of incentive advisory fees during the six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the accrued liability of $10,566,401 and $8,289,617, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the Company to Berkshire Advisor approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the Supplemental Plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $396,635 and $690,668 of incentive advisory fee payments during the six-month periods ended June 30, 2014 and 2013, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the six-month period ended June 30, 2014, the Company paid acquisition fees of $560,000 and $640,000 on the acquisitions of Pavilion Townplace and EON at Lindbergh, respectively. The Company did not acquire any properties in the six-month period ended June 30, 2013.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $109,544 and $119,118 in construction management fees for the six-month periods ended June 30, 2014 and 2013, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees were based on the project’s development and construction costs. During the six-month periods ended June 30, 2014 and 2013, the Company incurred $123,971 and $69,715, respectively, on the 2020 Lawrence Project, the Walnut Creek Project and the Prestonwood Project. The Company did not incur any development fees on the NoMa Project to BRD for the six-month periods ended June 30, 2014 and 2013.

During the six-month periods ended June 30, 2014 and 2013, the Company borrowed $0 and $1,627,000, respectively, under the Credit Facility - Affiliate and did not repay any outstanding balances during the same periods.  The Company incurred interest of $0 and $32,981 related to the Credit Facility - Affiliate during the six-month periods ended June 30, 2014 and 2013, respectively. The Company did not pay any commitment fees during the six-month periods ended June 30, 2014 or 2013. There was no outstanding balance under the Credit Facility - Affiliate as of June 30, 2014 and December 31, 2013.

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

16.    PROFORMA CONDENSED FINANCIAL INFORMATION

As discussed in Note 1 - Organization and Basis of Presentation, during the six-month periods ended June 30, 2014, the Company acquired Pavilion Townplace and EON at Lindbergh, which were deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

The proforma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2014 and 2013, adjusted to give effect to the transaction at the beginning of each of the periods presented.

The proforma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it attempt to represent the results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from rental property	$23,407,520	$22,522,745	$46,896,898	$44,576,119
Net loss	$54,129,230	$14,147,600	$51,588,926	$9,821,864
Net income (loss) attributable to common shareholders	$1,315,580	$(76,330)	$2,036,597	$(541,414)
Net income (loss) attributable to common shareholders, per common share, basic and diluted	$0.94	$(0.05)	$1.45	$(0.39)

17.    SUBSEQUENT EVENTS

On July 23, 2014, the Company through the joint venture formed with its subsidiary, BRD Walnut Creek, L.L.C., and Laconia Residential One LLC, entered into a loan agreement totaling up to $44,500,000 for the Walnut Creek Project. The loan has a fixed interest rate of 5.309% and matures on August 1, 2024.

Also on July 23, 2014, the Company executed a purchase and sale agreement for the sale of Yorktowne located in Millersville, Maryland. The sale price of the property is $33,000,000. The closing is currently anticipated to take place on October 30, 2014.

On August 12, 2014, the Company executed a purchase and sale agreement for the sale of the Country Place I and Country Place II located in Burtonsville, Maryland for the combined sale price of $57,800,000. The closing is currently anticipated to take place no later than October 31, 2014.

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

As of August 13, 2014, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six-month period ended June 30, 2014 included the following:

On January 16, 2014, the Company closed on a $44,000,000 mortgage loan refinancing for Berkshires of Columbia. The mortgage has a variable interest rate of 2.43% above the 1-month London Inter-Bank Offered Rate ("LIBOR") and will mature on February 1, 2024. As part of the refinancing, proceeds from the new mortgage were used to pay off three existing loans on the Berkshire of Columbia property totaling $32,254,893.

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

During the six-month period ended June 30, 2014, the Company borrowed $80,000,000 from the Credit Facility.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the development of Aura Prestonwood, a 322-unit multifamily apartment project in Dallas, Texas (the "Prestonwood Project"). The Company's ownership percentage in the project is 95%. Total capital committed to the venture is $12,643,500 and is fully funded as of June 30, 2014. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

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

On April 23, 2014, the Company executed a purchase and sale agreement for the sale of Bridgewater and Lakeridge located in Hampton, Virgina and Reserves at Arboretum located in Newport News, Virginia. The sale prices for Bridgewater, Lakeridge and Reserves at Arboretum are $23,500,000, $40,000,000 and $21,500,000, respectively. The closing for the sale of all three properties is currently anticipated to take place on August 18, 2014.

On May 5, 2014, the Company completed the sale of Chisholm Place, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $15,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $7,556,301 of gain from the sale and paid off the outstanding mortgage balance of $6,734,476 from the sale proceed.

On May 12, 2014, the Company completed the sale of Laurel Woods, located in Austin, Texas, to an unaffiliated buyer. The sale price of $13,200,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $9,211,973 of gain from the sale and paid off the outstanding mortgages balance of $5,473,785 from the sale proceed.

On June 4, 2014, the Company completed the sale of Bear Creek, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $9,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

The Company recognized $5,988,770 of gain from the sale and paid off the outstanding mortgage balance of $3,676,750 from the sale proceed.

On June 25, 2014, the Company completed the sale of Berkshires on Brompton, located in Houston, Texas, to an unaffiliated buyer. The sale price of $38,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $26,762,948 of gain from the sale and paid off the outstanding mortgage balance $18,214,961 from the sale proceed.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2014 and December 31, 2013, the Company had approximately $17,592,000 and $15,255,000 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three- and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash (used in) provided by operating activities	$(781,992)	$3,280,980	$3,145,635	$7,980,119
Cash provided by (used in) investing activities	41,093,246	26,883,104	(24,383,487)	21,192,944
Cash (used in) provided by financing activities	(36,731,327)	(18,664,547)	23,574,851	(20,615,341)

During the six-month period ended June 30, 2014, cash increased by approximately $2,337,000.

The Company's net cash flow from operating activities for the six-month period ended June 30, 2014 decreased by $4,834,000 from the same period in 2013 primarily due to $2,004,000 of higher interest expense and $616,000 decrease in cash attributable to changes in assets and liabilities, partially offset by $138,000 higher Net Operating Income ("NOI") (see page 37 for more detail).

The Company's net cash outflow from investing activities for the six-month period ended June 30, 2014 increased by $45,576,000 from the comparable period in 2013 primarily due to $60,611,000 used for acquisitions of Pavilion Townplace, EON at Lindbergh and Aura Prestonwood and $40,835,000 in restricted cash related to the reverse exchange transaction under Section 1031 of the Internal Revenue Code. The increase in cash outflow was partially offset by $74,669,000 of sale proceeds from property dispositions received for the six-month period ended June 30, 2014 as compared to $30,959,000 received during the same period in 2013. The Company also received $12,580,000 of distributions from its investment in unconsolidated multifamily entities during the six-month period ended June 30, 2014 but did not receive any distributions during the comparable period in 2013.

Cash used in financing activities for the six-month period ended June 30, 2014 increased by $44,190,000 from the same period in 2013, primarily due to net borrowing from the credit facilities of $80,000,000 during the six-month period ended June 30, 2014 compared to $1,627,000 in the comparable period of 2013. The increase was offset by net cash outflow for mortgage notes of $27,998,000 in the six-month period ended June 30, 2014 compared to $15,111,000 in the comparable period of 2013 and aggregate distributions of $21,362,000 made during the six-month period ended June 30, 2014 compared to $2,360,000 made during the six-month period ended June 30, 2013.

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

The Company intends to meet its long-term liquidity requirements through property sales, property debt financing and refinancing, noting that possible interest rate increases could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of June 30, 2014, approximately $161,489,000 of principal, or 31.2% of the Company’s outstanding mortgage debt, is due to be repaid through 2016.  During that period, principal of $35,238,000, $54,722,000 and $60,748,000 relates to loans that are due to mature and be repaid in full in 2014, 2015 and 2016, respectively.  The Company has executed a purchase and sale agreement to sell Bridgewater and Lakeridge, which are the only remaining properties that have debt maturities in 2014. In addition, Reserves at Arboretum, Yorktowne, Country Place I and Country Place II, which have mortgage loans maturing in 2015 and 2016, are under agreement to be sold in 2014. All other payments of principal during the three-year period are normal recurring monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of June 30, 2014, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exception of Walnut Creek which had no mortgage, and Berkshires of Columbia, Bridgewater and Aura Prestonwood, which have variable interest rate debt.

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

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company ("Credit Facility - Affiliate").  The Credit Facility - Affiliate does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of June 30, 2014 and December 31, 2013, there were no outstanding balances on the Credit Facility - Affiliate.

The Company has a $90,000,000 Credit Facility with an unaffiliated lender. The Credit Facility will be used to facilitate property acquisitions and to fund the development activities of the Company. As of June 30, 2014 and December 31, 2013, there was $80,000,000 and $0 outstanding on the Credit Facility, respectively.

Capital Expenditures

The Company paid $1,551,280 and $2,001,545 in recurring capital expenditures during the six-month periods ended June 30, 2014 and 2013, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $10,362,323 and $7,403,662 in renovation-related and development capital expenditures during the six-month periods ended June 30, 2014 and 2013, respectively. Renovation-related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity related to the Walnut Creek Project, a 141-unit multifamily apartment development project located in Walnut Creek, California, which is currently in the entitlement phase. Once fully invested, the Company's ownership percentage will be 98%. As of June 30, 2014, the project development costs incurred were approximately $10.1 million, of the total budgeted costs of approximately $68.6 million. Total capital currently committed to the project is approximately $26.8 million. As of June 30, 2014, the Company has made capital contributions of approximately $9.5 million, or 35.3% of its current total commitment. The Walnut Creek Project was delayed by environmental and regulatory requirements and budget finalization. The construction began in July 2014. The Company consolidates its investment in the Walnut Creek Project.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity related to the Prestonwood Project, a 322-unit multifamily apartment development project located in Dallas, Texas. The Company's ownership percentage in the project is 95%. As of June 30, 2014, the project development costs incurred were approximately $16.8 million, of the total budgeted costs of approximately $44.4 million. Total capital committed to the joint venture is $12.6 million and is fully funded as of June 30, 2014. The construction began in the first quarter of 2014. The Company consolidates its investment in the Prestonwood Project.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Projects	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date June 30, 2014 (in millions)	Anticipated Completion Date
Walnut Creek	141	846	138,370	68.6	10.1	Q2 2016
Aura Prestonwood	322	837	269,370	44.4	16.8	Q4 2015
Total / Average	463	842	407,740	$113.0	$26.9

(1)	Includes retail space of 19,017 sq ft at the Walnut Creek Project.

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

The Company's capital budgets for 2014 anticipate spending approximately $10,858,000 for ongoing capital needs.  As of June 30, 2014, the Company has not committed to any new significant rehabilitation projects.

Discussion of acquisitions for the six-month period ended June 30, 2014

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the Prestonwood Project to build a 322-unit multifamily apartment community located in Dallas, Texas. The Company's ownership percentage in the project is 95%. Total capital committed to the joint venture is $12,643,500 and is fully funded as of June 30, 2014. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and EON at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and EON at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal and operating prorations and adjustments as provided for in the purchase and sale agreements. The Company has designated these properties to qualify as replacement properties in a reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for properties identified to be sold in 2014.

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

Discussion of dispositions for the six-month period ended June 30, 2014

On May 5, 2014, the Company completed the sale of Chisholm Place, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $15,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $7,556,301 of gain from the sale.

On May 12, 2014, the Company completed the sale of Laurel Woods, located in Austin, Texas, to an unaffiliated buyer. The sale price of $13,200,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $9,211,973 of gain from the sale.

On June 4, 2014, the Company completed the sale of Bear Creek, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $9,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $5,988,770 of gain from the sale.

On June 25, 2014, the Company completed the sale of Berkshires on Brompton, located in Houston, Texas, to an unaffiliated buyer. The sale price of $38,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $26,762,948 of gain from the sale.

The Company has designated Chisholm Place, Laurel Woods, Bear Creek and Berkshires on Brompton as the potential relinquished properties in the reverse exchange transaction for Pavilion Townplace and EON at Lindbergh, under Section 1031 of the Internal Revenue Code. The net 1031 exchange proceeds from the sale of Chisholm Place, Laurel Woods, Bear Creek and Berkshires on

Brompton of $40,835,011 have been deposited with a qualified intermediary and may be used to close the reverse 1031 exchange transaction for Pavilion Townplace and EON at Lindbergh.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the six-month periods ended June 30, 2014 and 2013, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,387 and $3,350,388, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2014 and December 31, 2013.

During the six-month period ended June 30, 2013, the Board did not authorize the general partner of the Operating Partnership to distribute quarterly operating distributions to the common general and common limited partners or a common dividend on the Company’s Class B common stock.

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

For the six-month periods ended June 30, 2014 and 2013, the Company’s aggregate dividends on the Class B common stock totaled $478,000 and $0, respectively. There were no dividends payable to the Class B common stockholders as of June 30, 2014 and December 31, 2013.

During the six-month periods ended June 30, 2014 and 2013, the Company made tax payments of $321,660 and $1,138,750, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

For the six-month periods ended June 30, 2014 and 2013, the Company’s aggregate distribution to noncontrolling interest partners in Operating Partnership totaled $19,843,660 and $1,138,750, respectively. There were no distributions payable to the noncontrolling interest partners in Operating Partnership as of June 30, 2014 and December 31, 2013.

During the six-month periods ended June 30, 2014 and 2013, the Company made tax payments of $76,000 and $300,000, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties.

During the six-month periods ended June 30, 2014 and 2013, the Company's aggregate distributions to the noncontrolling interest holders in properties totaled $1,039,980 and $1,221,443, respectively. There were no distributions payable to the noncontrolling holders in properties as of June 30, 2014 and December 31, 2013, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Six months ended				Six months ended
	June 30, 2014				June 30, 2013
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	1,493	991	$1,339	$6	1,496	959	$1,172	$9
Renewed leases	1,300	990	$1,318	$—	1,346	958	$1,197	$—

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the six-month periods ended June 30, 2014 and 2013. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during six-month periods ended June 30, 2014 and June 30, 2013, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the Company also presents the comparison of operating results for the six-month periods ended June 30, 2014 and 2013 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the Consolidated Statement of Operations.  For the three-month periods ended June 30, 2014 and 2013, net income was $54,062,703 and $14,531,303, respectively. For the six-month periods ended June 30, 2014 and 2013, net income was $50,678,923 and $10,534,627, respectively. A reconciliation of the Company’s NOI to net income (loss) for the three- and six-month periods ended June 30, 2014 and 2013 is presented as part of the following tables.

Comparison of the three-month period ended June 30, 2014 to the three-month period ended June 30, 2013

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 17 properties acquired or placed in service on or prior to January 1, 2013 and owned through June 30, 2014. The Total Property Portfolio includes the effect of the change in the acquisition of two properties, Pavilion Townplace and EON at Lindbergh and the sale of four properties, Chisholm, Laurel Woods, Bear Creek and Berkshires on Brompton, during the six-month period ended June 30, 2014 and the completion of the 2020 Lawrence Project and sale of two properties, Walden Pond and Gables of Texas, during the six-month period ended June 30, 2013. (The 2013 and 2014 activity for Gables and Walden Pond has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Three months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$16,136,838	$15,740,218	$396,620	2.52%
Utility reimbursement and other	1,509,462	1,425,269	84,193	5.91%
Total revenue	17,646,300	17,165,487	480,813	2.80%

Operating Expenses:
Operating	3,628,058	3,574,217	53,841	1.51%
Maintenance	1,159,952	1,091,214	68,738	6.30%
Real estate taxes	1,712,706	1,528,816	183,890	12.03%
General and administrative	—	—	—	—%
Management fees	707,260	686,816	20,444	2.98%
Incentive advisory fees	—	—	—	—%
Total operating expenses	7,207,976	6,881,063	326,913	4.75%

Net Operating Income	10,438,324	10,284,424	153,900	1.50%

Non-operating expenses:
Depreciation	5,180,065	5,379,357	(199,292)	(3.70)%
Interest, inclusive of amortization of deferred financing fees	5,647,609	5,613,436	34,173	0.61%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	—	—	—	—%
Total non-operating expenses	10,827,674	10,992,793	(165,119)	(1.50)%

Net loss	$(389,350)	$(708,369)	$319,019	45.04%

Comparison of the three-month period ended June 30, 2014 to the three-month period ended June 30, 2013

	Total Property Portfolio
	Three months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$21,167,877	$18,154,499	$3,013,378	16.60%
Utility reimbursement and other	2,238,261	1,696,579	541,682	31.93%
Total revenue	23,406,138	19,851,078	3,555,060	17.91%

Operating Expenses:
Operating	4,995,317	4,425,981	569,336	12.86%
Maintenance	1,440,932	1,230,171	210,761	17.13%
Real estate taxes	2,550,600	2,024,714	525,886	25.97%
General and administrative	721,624	507,809	213,815	42.11%
Management fees	1,339,036	1,203,974	135,062	11.22%
Incentive advisory fees	2,409,374	622,908	1,786,466	286.79%
Total operating expenses	13,456,883	10,015,557	3,441,326	34.36%

Net Operating Income	9,949,255	9,835,521	113,734	1.16%

Non-operating expenses:
Depreciation	7,243,111	6,432,388	810,723	12.60%
Interest, inclusive of amortization of deferred financing fees	7,967,522	6,647,682	1,319,840	19.85%
Loss on extinguishment of debt	1,743,652	—	1,743,652	100.00%
Amortization of acquired in-place leases and tenant relationships	745,203	—	745,203	100.00%
Total non-operating expenses	17,699,488	13,080,070	4,619,418	35.32%

Loss before equity in income (loss) of unconsolidated multifamily entities and discontinued operations	(7,750,233)	(3,244,549)	(4,505,684)	(138.87)%

Equity in income (loss) of unconsolidated multifamily entities	12,292,944	(855,136)	13,148,080	1,537.54%

Gain on disposition of real estate assets	49,519,992	—	49,519,992	100.00%

Discontinued operations *	—	18,630,988	(18,630,988)	(100.00)%

Net income	$54,062,703	$14,531,303	$39,531,400	272.04%

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek and Berkshires on Brompton are not presented as part of discontinued operations. Discussion of property sales is included in Note 1 - Organization and Basis of Presentation of Notes to Consolidated Financial Statements.

Comparison of the three-month period ended June 30, 2014 to the three-month period ended June 30, 2013
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2014 in comparison to the same period of 2013.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the three-month period ended June 30, 2014 of $1,283 per apartment unit increased by 2.23% over the 2013 rental rates of $1,255 for the same period, contributing to an increase of approximately $381,000 in rental revenue. Average physical occupancy for the 2014 Same Property Portfolio was 96.43%, above the 2013 average of 95.99%, attributing to $16,000 increase in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Three months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Rental
Market rent	$17,081,700	$16,700,774	$380,926	2.28%
Occupancy	(944,862)	(960,556)	15,694	1.63%
Total Rental	$16,136,838	$15,740,218	$396,620	2.52%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the three-month period ended June 30, 2014 as compared to the three-month period ended June 30, 2013, due primarily to increased utility reimbursements as a result of higher utility expenses for the applicable billing period, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Three months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$781,403	$725,508	$55,895	7.70%
Other	728,059	699,761	28,298	4.04%
Total Utility reimbursement and other	$1,509,462	$1,425,269	$84,193	5.91%

Operating Expenses

Operating

Operating expenses increased during the three-month period ended June 30, 2014 as compared to the same period of 2013. Property-related G&A increased as a result of higher state income taxes at the Company's property located in Philadelphia and higher property-related legal expenses.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Three months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Operating
Payroll	$1,528,502	$1,520,284	$8,218	0.54%
Utilities	1,039,262	1,041,467	(2,205)	(0.21)%
Insurance	305,305	336,387	(31,082)	(9.24)%
Property-related G&A	457,833	361,248	96,585	26.74%
Leasing	167,517	168,861	(1,344)	(0.80)%
Advertising	126,372	126,409	(37)	(0.03)%
Other	3,267	19,561	(16,294)	(83.30)%
Total Operating	$3,628,058	$3,574,217	$53,841	1.51%

Maintenance

Maintenance expenses increased during the three-month period ended June 30, 2014 as compared to the same period of 2013, mainly due to increases in repairs. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Three months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Maintenance
Pool service	$92,811	$115,449	$(22,638)	(19.61)%
Exterminating	38,054	33,876	4,178	12.33%
Landscaping	175,247	164,228	11,019	6.71%
Supplies	14,315	15,896	(1,581)	(9.95)%
Cleaning	179,164	175,788	3,376	1.92%
Painting	181,165	200,223	(19,058)	(9.52)%
Repairs	308,058	243,353	64,705	26.59%
Other	171,138	142,401	28,737	20.18%
Total Maintenance	$1,159,952	$1,091,214	$68,738	6.30%

Real Estate Taxes

Real estate taxes increased for the three-month period ended June 30, 2014 from the comparable period of 2013 primarily due to increases at Standard at Lenox Park and Estancia Townhomes. The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three-month period ended June 30, 2014 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital expenditures.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the three-month period ended June 30, 2014 increased over the comparable period of 2013 primarily due to higher loan balance and change in interest cap on Berkshires of Columbia and higher interest expenses incurred on the supplemental loan at Seasons of Laurel that closed in December 2013, which was partially offset by lower interest rates for Berkshires of Columbia and Bridgewater mortgages as mortgages for both properties have been converted to variable interest rate debt.

Comparison of the three-month period ended June 30, 2014 to the three-month period ended June 30, 2013
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the three-month period ended June 30, 2014 as compared to the three-month period ended June 30, 2013 are also due to the fluctuations in the actual properties owned during the comparative periods.  Total revenue increased mainly due to revenue from Pavilion Townplace of approximately $1,314,000 and EON at Lindbergh of $1,424,000, which were acquired in the first quarter of 2014, in addition to higher occupancy at 2020 Lawrence as the property was in lease-up period throughout 2013 after the construction was completed in the first quarter of 2013. The increase in total operating expenses was primarily attributable to increased incentive advisory fee and operating expenses at Pavilion Townplace and EON at Lindbergh. (Refer to Related Party Transactions on page 20 for further discussion.) Non-operating expenses increased mainly due to increased interest expenses incurred on the Credit Facility, loss on extinguishment debt for the properties sold during the three-month period ended June 30, 2014, and amortization of acquired in-place leases and tenant relationships of Pavilion Townplace and EON at Lindbergh.

Comparison of the six-month period ended June 30, 2014 to the six-month period ended June 30, 2013

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 19 properties acquired or placed in service on or prior to January 1, 2013 and owned through June 30, 2014.

	Same Property Portfolio
	Six months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$32,045,096	$31,307,716	$737,380	2.36%
Utility reimbursement and other	2,945,539	2,819,510	126,029	4.47%
Total revenue	34,990,635	34,127,226	863,409	2.53%

Operating Expenses:
Operating	7,645,596	7,344,955	300,641	4.09%
Maintenance	2,171,933	1,849,760	322,173	17.42%
Real estate taxes	3,415,626	3,037,347	378,279	12.45%
General and administrative	—	—	—	—%
Management fees	1,398,756	1,363,971	34,785	2.55%
Incentive advisory fees	—	—	—	—%
Total operating expenses	14,631,911	13,596,033	1,035,878	7.62%

Net Operating Income	20,358,724	20,531,193	(172,469)	(0.84)%

Non-operating expenses:
Depreciation	10,401,647	10,744,207	(342,560)	(3.19)%
Interest, inclusive of amortization of deferred financing fees	11,149,189	11,187,757	(38,568)	(0.34)%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	—	5,378	(5,378)	(100.00)%
Total non-operating expenses	21,550,836	21,937,342	(386,506)	(1.76)%

Net loss	$(1,192,112)	$(1,406,149)	$214,037	15.22%

Comparison of the six-month period ended June 30, 2014 to the six-month period ended June 30, 2013

	Total Property Portfolio
	Six months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$40,457,163	$35,929,035	$4,528,128	12.60%
Utility reimbursement and other	4,125,640	3,342,132	783,508	23.44%
Total revenue	44,582,803	39,271,167	5,311,636	13.53%

Operating Expenses:
Operating	11,316,545	9,075,223	2,241,322	24.70%
Maintenance	2,573,755	2,113,072	460,683	21.80%
Real estate taxes	4,733,781	3,835,212	898,569	23.43%
General and administrative	1,342,785	1,237,899	104,886	8.47%
Management fees	2,565,289	2,396,786	168,503	7.03%
Incentive advisory fees	2,673,419	1,373,780	1,299,639	94.60%
Total operating expenses	25,205,574	20,031,972	5,173,602	25.83%

Net Operating Income	19,377,229	19,239,195	138,034	0.72%

Non-operating expenses:
Depreciation	13,529,323	12,759,624	769,699	6.03%
Interest, inclusive of amortization of deferred financing fees	15,061,340	13,057,302	2,004,038	15.35%
Loss on extinguishment of debt	1,743,652	—	1,743,652	100.00%
Amortization of acquired in-place leases and tenant relationships	745,203	5,377	739,826	13,759.08%
Total non-operating expenses	31,079,518	25,822,303	5,257,215	20.36%

Loss before equity in income (loss) of unconsolidated multifamily entities and discontinued operations	(11,702,289)	(6,583,108)	(5,119,181)	(77.76)%

Equity in income (loss) of unconsolidated multifamily entities	12,975,436	(1,631,103)	14,606,539	895.50%

Gain on disposition of real estate assets	49,519,992	—	49,519,992	100.00%

Discontinued operations *	(114,216)	18,748,838	(18,863,054)	(100.61)%

Net income	$50,678,923	$10,534,627	$40,144,296	381.07%

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek and Berkshires on Brompton are not presented as part of discontinued operations. Discussion of property sales is included in Note 1 - Organization and Basis of Presentation of Notes to Consolidated Financial Statements.

Comparison of the six-month period ended June 30, 2014 to the six-month period ended June 30, 2013
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2014 in comparison to the same period of 2013.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the six-month period ended June 30, 2014 of $1,279 per apartment unit increased by 2.24% over the 2013 rental rates of $1,251 for the same period, contributing to an increase of approximately $710,000 in rental revenue. Average physical occupancy for the 2014 Same Property Portfolio was 95.90%, above the 2013 average of 95.62%, attributing to $28,000 increase in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties in strong markets while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Six months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Rental
Market rent	$34,105,187	$33,395,407	$709,780	2.13%
Occupancy	(2,060,091)	(2,087,691)	27,600	1.32%
Total Rental	$32,045,096	$31,307,716	$737,380	2.36%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013, due primarily to increased utility reimbursements as a result of higher utility expenses for the applicable billing period, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Six months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$1,520,803	$1,439,760	$81,043	5.63%
Other	1,424,736	1,379,750	44,986	3.26%
Total Utility reimbursement and other	$2,945,539	$2,819,510	$126,029	4.47%

Operating Expenses

Operating

Operating expenses increased during the six-month period ended June 30, 2014 as compared to the same period of 2013. Utilities expenses were higher due to an unusually cold winter. Property-related G&A increased as a result of higher franchise taxes incurred at the Company's Texas properties, higher state income taxes at the Company's property located in Philadelphia and higher property-related legal expenses. The increase in operating expenses were also attributable to loss recognized on fixed assets that were replaced as a result of insurance-related events.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Six months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Operating
Payroll	$3,067,546	$3,065,884	$1,662	0.05%
Utilities	2,388,617	2,326,143	62,474	2.69%
Insurance	655,890	666,960	(11,070)	(1.66)%
Property-related G&A	903,452	767,019	136,433	17.79%
Leasing	308,154	295,738	12,416	4.20%
Advertising	273,603	265,649	7,954	2.99%
(Gain) loss on fixed assets replacement	15,837	(78,450)	94,287	120.19%
Other	32,497	36,012	(3,515)	(9.76)%
Total Operating	$7,645,596	$7,344,955	$300,641	4.09%

Maintenance

Maintenance expenses increased during the six-month period ended June 30, 2014 as compared to the same period of 2013, mainly due to increases in repairs and snow removal. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Six months ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
Maintenance
Pool service	$121,931	$145,659	$(23,728)	(16.29)%
Exterminating	67,701	63,507	4,194	6.60%
Landscaping	312,924	295,356	17,568	5.95%
Supplies	29,401	28,496	905	3.18%
Cleaning	338,772	333,880	4,892	1.47%
Snow removal	93,855	12,932	80,923	625.76%
Painting	343,818	359,802	(15,984)	(4.44)%
Repairs	572,554	349,400	223,154	63.87%
Other	290,977	260,728	30,249	11.60%
Total Maintenance	$2,171,933	$1,849,760	$322,173	17.42%

Real Estate Taxes

Real estate taxes increased for the six-month period ended June 30, 2014 from the comparable period of 2013 primarily due to increases at Standard at Lenox Park and Estancia Townhomes. The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the six-month period ended June 30, 2014 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital expenditures.

Interest, inclusive of amortization of deferred financing fees

Interest expense for the six-month period ended June 30, 2014 decreased over the comparable period of 2013 primarily due to lower interest rates for Berkshires of Columbia and Bridgewater mortgages as mortgages for both properties have been converted to variable interest rate debt, which was partially offset by the higher loan balance on Berkshires of Columbia and higher interest expenses incurred on the supplemental loan at Seasons of Laurel that closed in December 2013.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships decreased during the six-month period ended June 30, 2014 as compared to the same period in 2013.  The decrease is related to the completion of amortization of the acquired-in-place lease and tenant relationships intangible assets recorded at acquisition and amortized over a 24-month period, which did not extend into the six-month period ended June 30, 2014.

Comparison of the six-month period ended June 30, 2014 to the six-month period ended June 30, 2013
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013 are also due to the fluctuations in the actual properties owned during the comparative periods.  Total revenue increased mainly due to revenue from Pavilion Townplace of approximately $1,480,000 and EON at Lindbergh of $1,578,000, which were acquired in the first quarter of 2014, in addition to increase in rental revenue of approximately $1,350,000 due to higher occupancy at 2020 Lawrence as the property was in lease-up period throughout 2013 after the construction was completed in the first quarter of 2013. The increase in total operating expenses was primarily attributable to acquisition costs related to Pavilion Townplace and EON at Lindbergh expensed pursuant to the guidance of ASC 805-10 and other operating expenses at the properties, in addition to increased incentive advisory fees. (Refer to Related Party Transactions on page 20 for further discussion.) Non-operating expenses increased mainly due to increased interest expenses incurred on the Credit Facility, loss on extinguishment debt for the properties sold during the six-month period ended June 30, 2014, and amortization of acquired in-place leases and tenant relationships of Pavilion Townplace and EON at Lindbergh.

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

The following table presents a reconciliation of net income to FFO for the three- and six-month periods ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$54,062,703	$14,531,303	$50,678,923	$10,534,627
Add:
Depreciation of real property	6,339,996	5,615,658	11,796,977	11,175,225
Depreciation of real property included in results of discontinued operations	—	256,118	—	513,336
Amortization of acquired in-place leases and tenant relationships	745,203	—	745,203	5,377
Equity in loss of unconsolidated multifamily entities	—	855,136	—	1,631,103
Funds from operations of unconsolidated multifamily entities, net of impairments	(664,672)	431,695	(286,435)	800,396
Less:
Funds from operations of noncontrolling interest in properties	(289,667)	(161,439)	(517,050)	(337,988)
Gain on disposition of real estate assets	(49,519,992)	(18,689,058)	(49,519,992)	(18,689,058)
Equity in income of unconsolidated multifamily entities	(12,292,944)	—	(12,975,436)	—
Funds from Operations	$(1,619,373)	$2,839,413	$(77,810)	$5,633,018

FFO decreased for the three- and six-month periods ended June 30, 2014 as compared to the same three- and six-month periods ended June 30, 2013. The decrease in FFO is mainly attributable to the acquisition costs related to Pavilion Townplace and EON at Lindbergh expensed pursuant to the guidance of ASC 805-10, loss on extinguishment of debt for properties sold during the six-month period ended June 30, 2014, increased incentive advisory fee and increased interest expenses incurred on the Credit Facility. Further, the decrease in FFO is also attributable to the loss of operating income provided by assets that were sold in the second quarter of 2013, which were partially offset by higher net operating income from the balance of the portfolio driven by higher rents and added operations from the 2020 Lawrence Project, Pavilion Townplace and EON at Lindbergh.

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

During 2014, the multifamily sector has continued to exhibit improved performance and strong fundamentals on a national basis due to sustained higher rent levels and continued stable occupancies due to ongoing favorable apartment unit supply and demand mix. Continued reduced levels of new unit construction and home ownership rates in the apartment sector have driven demand in recent years to a 10-year low national vacancy rate. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction volumes reaching five-year highs in recent years.

As had been the case during the previous downturn in the economy, creditworthy borrowers in the multifamily sector continue to have access to capital through Fannie Mae and Freddie Mac and other sources, at favorable interest rates. There is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

The Company believes that projected demographic trends will continue to favor the multifamily sector, driven primarily by the overall population growth, decrease in homeownership and the continued flow of prime renters (those under 35 years old), the fastest growing segment of the population. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio and to take advantage of current trends in the apartment sector to create value.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The tables below provide information about the Company's financial instruments that are sensitive to changes in interest rates, specifically debt obligations.

The following tables present scheduled principal and interest payments and related weighted average interest rates by expected maturity dates for the Company's mortgage notes payable as of June 30, 2014.

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt	$25,293,460	$59,246,068	$64,538,723	$41,580,747	$16,353,167	$252,196,910	$459,209,075
Interest Payments (1)	24,087,094	21,188,502	19,582,773	16,007,102	14,395,057	86,977,441	182,237,969
Average Interest Rate(1)	5.38%	5.39%	5.36%	5.32%	5.23%	5.17%	5.38%

	2014	2015	2016	2017	2018	Thereafter	Total
Variable Rate Debt	$12,411,088	$—	$—	$2,877,093	$748,509	$42,627,733	$58,664,423
Interest Payments (1)	1,314,347	1,211,978	1,215,299	1,150,417	1,126,101	5,512,398	11,530,540
Average Interest Rate(1)	2.60%	2.58%	2.58%	2.58%	2.58%	2.58%	2.60%

(1)
Interest payments represent amounts expected to be made on outstanding debt as of June 30, 2014. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The following table presents scheduled principal and interest payments and related stated interest rates by expected maturity dates for the note payable - other as of June 30, 2014.

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

(3)
Interest payments represent amounts expected to be made on outstanding debt as of June 30, 2014. Average interest rate represents the stated interest rates on the note payable - other for the respective period.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There were no material litigation developments during the quarter. See Note 15 - Legal Proceedings of Notes to Consolidated Financial Statements.

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2013 as filed with the SEC on March 31, 2014. As of June 30, 2014, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

101.
The following materials from Berkshire Income Realty, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
August 14, 2014	/s/ Charles B. Leitner III
Charles B. Leitner III
President and Principal Executive Officer

August 14, 2014	/s/ David E. Doherty
David E. Doherty
Senior Vice President and Principal Financial Officer