Form 10-Q
period 2014-09-30
BERKSHIRE INCOME REALTY, INC.
filed 2014-11-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of November 13, 2014.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $200,046,571 and $242,291,624, respectively	$429,463,144	$381,663,433
Cash and cash equivalents	12,624,959	15,254,613
Cash restricted for tenant security deposits	1,291,663	1,321,895
Replacement reserve escrow	1,348,646	1,121,258
Prepaid expenses and other assets	9,152,113	10,675,302
Investments in unconsolidated multifamily entities	9,887,214	14,294,474
Acquired in-place leases and tenant relationships, net of accumulated amortization of $1,152,000 and $0, respectively	490,098	—
Deferred expenses, net of accumulated amortization of $2,220,236 and $2,953,066, respectively	5,881,557	2,977,939
Total assets	$470,139,394	$427,308,914

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$451,660,736	$475,525,480
Credit Facility (Note 6)	5,000,000	—
Note payable - other	1,250,000	1,250,000
Due to affiliates, net	2,678,796	2,454,167
Due to affiliate, incentive advisory fees	12,759,433	8,289,617
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	14,107,312	10,968,053
Tenant security deposits	1,515,873	1,531,472
Total liabilities	489,809,757	500,856,396

Commitments and contingencies (Note 10)	—	—

Deficit:
Noncontrolling interest in properties (Note 12)	136,530	879,785
Noncontrolling interest in Operating Partnership (Note 13)	(48,993,123)	(102,297,937)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Accumulated deficit	(41,038,662)	(42,354,222)
Total deficit	(19,670,363)	(73,547,482)

Total liabilities and deficit	$470,139,394	$427,308,914

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Rental	$17,847,848	$18,468,549	$58,305,011	$54,397,584
Utility reimbursement	893,495	866,346	2,920,743	2,556,845
Other	1,020,923	867,340	3,119,315	2,518,973
Total revenue	19,762,266	20,202,235	64,345,069	59,473,402
Expenses:
Operating	4,162,979	4,587,613	15,479,524	13,662,836
Maintenance	1,178,896	1,384,633	3,752,651	3,497,705
Real estate taxes	1,864,041	1,770,935	6,597,822	5,606,147
General and administrative	554,511	505,702	1,897,296	1,743,601
Management fees	1,177,690	1,208,938	3,742,979	3,605,724
Incentive advisory fees	2,367,299	423,153	5,040,718	1,796,933
Depreciation	6,310,170	6,397,609	19,839,493	19,157,233
Interest, inclusive of amortization of deferred financing fees	6,896,115	6,784,545	21,957,455	19,841,847
Loss on extinguishment of debt	336,749	—	2,080,401	—
Amortization of acquired in-place leases and tenant relationships	406,797	—	1,152,000	5,377
Total expenses	25,255,247	23,063,128	81,540,339	68,917,403
Loss before equity in income (loss) of unconsolidated multifamily entities	(5,492,981)	(2,860,893)	(17,195,270)	(9,444,001)
Equity in income (loss) of unconsolidated multifamily entities	495,664	(24,499)	13,471,100	(1,655,602)
Gain on disposition of real estate assets	34,593,815	—	84,113,807	—
Income (loss) from continuing operations	29,596,498	(2,885,392)	80,389,637	(11,099,603)
Discontinued operations:
Income (loss) from discontinued operations	—	(12,444)	(114,216)	47,336
Gain on disposition of real estate assets	—	—	—	18,689,058
Net income (loss) from discontinued operations	—	(12,444)	(114,216)	18,736,394
Net income (loss)	29,596,498	(2,897,836)	80,275,421	7,636,791
Net income attributable to noncontrolling interest in properties	(14,734)	(25,553)	(205,457)	(40,361)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 13)	(27,239,605)	4,488,677	(73,250,824)	(2,509,405)
Net income attributable to the Company	2,342,159	1,565,288	6,819,140	5,087,025
Preferred dividend	(1,675,193)	(1,675,194)	(5,025,580)	(5,025,582)
Net income (loss) available to common shareholders	$666,966	$(109,906)	$1,793,560	$61,443
Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted	$0.47	$(0.07)	$1.36	$(13.28)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$—	$(0.01)	$(0.08)	$13.32
Net income (loss) available to common shareholders per common share, basic and diluted	$0.47	$(0.08)	$1.28	$0.04
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(unaudited)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,077,020)	$1,527,431	$(89,708,267)	$(60,032,964)
Net income	—	—	—	—	5,087,025	40,361	2,509,405	7,636,791
Contributions	—	—	—	—	—	399,718	—	399,718
Distributions	—	—	—	—	(286,800)	(921,443)	(12,897,338)	(14,105,581)
Distributions to preferred shareholders	—	—	—	—	(5,025,582)	—	—	(5,025,582)
Balance at September 30, 2013	2,978,110	$70,210,830	1,406,196	$14,062	$(42,302,377)	$1,046,067	$(100,096,200)	$(71,127,618)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(42,354,222)	$879,785	$(102,297,937)	$(73,547,482)
Net income	—	—	—	—	6,819,140	205,457	73,250,824	80,275,421
Contributions	—	—	—	—	—	665,447	—	665,447
Distributions	—	—	—	—	(478,000)	(1,943,985)	(19,946,010)	(22,367,995)
Change in noncontrolling interest due to deconsolidation of real estate	—	—	—	—	—	329,826	—	329,826
Distributions to preferred shareholders	—	—	—	—	(5,025,580)	—	—	(5,025,580)
Balance at September 30, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(41,038,662)	$136,530	$(48,993,123)	$(19,670,363)
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$80,275,421	$7,636,791
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	802,655	433,159
Amortization of acquired in-place leases and tenant relationships	1,152,000	5,377
Amortization of fair value premium on mortgage debt	(221,260)	—
Loss on extinguishment of debt	91,654	3,807
Depreciation	19,839,493	19,762,355
Deferred costs	(51,102)	—
Equity in (income) loss of unconsolidated multifamily entities	(13,471,100)	1,655,602
Gain on disposition of real estate assets	(84,113,807)	(18,689,058)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(223,446)	138,882
Prepaid expenses and other assets	(319,652)	1,270,118
Due to/from affiliates	191,252	(1,394,562)
Due to affiliate - incentive advisory fees	4,469,816	958,275
Accrued expenses and other liabilities	238,476	(1,053,427)
Distributions of return on investments in unconsolidated multifamily entities	466,667	—
Net cash provided by operating activities	9,127,067	10,727,319

Cash flows from investing activities:
Capital improvements	(25,732,038)	(12,308,567)
Acquisition of multifamily apartment communities	(60,611,119)	—
Return of earnest money deposits on acquisition	2,000,000	—
Proceeds from sale of multifamily apartment communities	158,854,249	30,958,927
Investments in unconsolidated multifamily entities	—	(305,175)
Distributions from investment in unconsolidated multifamily entities	12,580,344	868,093
Interest earned on replacement reserve deposits	(669)	(446)
Deposits to replacement reserve escrow	(226,719)	(140,785)
Withdrawal from replacement reserve escrow	—	41,481
Deconsolidation of real estate	(1,279,500)	—
Net cash provided by investing activities	85,584,548	19,113,528

Cash flows from financing activities:
Borrowings from mortgage notes payable	51,063,010	2,770,663
Principal payments on mortgage notes payable	(4,257,811)	(4,396,752)
Repayments of mortgage notes payable	(118,642,979)	(14,833,286)
Borrowings from Credit Facility - Affiliate	—	1,627,000
Principal payments on Credit Facility - Affiliate	—	(1,627,000)
Borrowings from Credit Facility	80,000,000	—
Principal payments on Credit Facility	(75,000,000)	—
Deferred financing costs	(3,775,361)	(61,974)
Contributions from noncontrolling interest holders in properties	665,447	399,718
Distributions to noncontrolling interest holders in properties	(1,943,985)	(1,221,443)
Distributions to noncontrolling interest partners in Operating Partnership	(19,946,010)	(10,164,258)
Distributions to common shareholders	(478,000)	(219,880)
Distributions to preferred shareholders	(5,025,580)	(5,025,582)
Net cash used in financing activities	(97,341,269)	(32,752,794)

Net decrease in cash and cash equivalents	(2,629,654)	(2,911,947)
Cash and cash equivalents at beginning of period	15,254,613	12,224,361
Cash and cash equivalents at end of period	$12,624,959	$9,312,414

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2014	2013

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$21,932,595	$20,622,669
Capitalization of interest	841,851	425,271

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	2,924,972	120,308
Dividends declared and payable to preferred shareholders	837,607	837,607
Dividends declared and payable to common stockholders	—	66,920
Distributions payable	—	2,733,080
Mortgage debt assumed	70,472,066	—
Write-off of fully amortized acquired in-place leases and tenant relationships	—	605,079

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(129,560,979)	$—
Acquired in-place leases	(1,642,098)	—
Prepaid expenses and other assets	(632,521)	—
Liabilities assumed:
Accrued expenses	511,151	—
Tenant security deposit liability	241,262	—
Mortgage notes payable	70,472,066	—
Net cash used for acquisition of multifamily apartment communities	$(60,611,119)	$—

Sale of real estate:
Gross selling price	$161,200,000	$31,500,000
Cost of sale	(2,345,751)	(541,073)
Cash flows from sale of multifamily apartment communities	$158,854,249	$30,958,927

Deconsolidation of real estate due to ownership structure:
Change in multifamily apartment communities, net of accumulative depreciation	$15,667,726	$—
Change in prepaid expenses and other assets	475,362	—
Change in investments in unconsolidated multifamily entities	4,831,349	—
Change in deferred expenses, net of accumulative amortization	15,557	—
Change in mortgage notes payable	(22,277,770)	—
Change in due to affiliates, net	33,377	—
Change in accrued expenses and other liabilities	(351,744)	—
Change in tenant security deposits, net	(3,183)	—
Change in noncontrolling interest in properties	329,826	—
Decrease in cash due to deconsolidation of real estate	$(1,279,500)	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of September 30, 2014, the Company owned, or had an interest in, 13 multifamily apartment communities consisting of 4,328 total apartment units, two multifamily development projects and three unconsolidated multifamily entities. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the nine-month periods ended September 30, 2014 and 2013, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the nine-month period ended September 30, 2014

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

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas, and EON at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and EON at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal operating prorations and adjustments as provided for in the purchase and sale agreements. The Company has acquired these assets as replacement properties in a reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge, which were sold in 2014.

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

Discussion of dispositions for the nine-month period ended September 30, 2014

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

On August 18, 2014, the Company completed the sales of Bridgewater and Lakeridge, both located in Hampton, Virginia, to an unaffiliated buyer. The sale prices of $23,500,000 and $40,000,000 for Bridgewater and Lakeridge, respectively, were subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $11,235,832 and $16,754,795 of gain from the sales of Bridgewater and Lakeridge, respectively.

On August 19, 2014, the Company completed the sale of Reserves at Arboretum, located in Newport News, Virginia, to an unaffiliated buyer. The sale price of $21,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $6,603,188 of gain from the sale.

The Company has used Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge as the relinquished properties in the reverse exchange transaction for Pavilion Townplace and EON at Lindbergh, under Section 1031 of the Internal Revenue Code.

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

Consolidated Statements of Comprehensive Income (Loss)

For the nine-month periods ended September 30, 2014 and 2013, comprehensive income (loss) equaled net income (loss).  Therefore, the Consolidated Statements of Comprehensive Income and Loss required to be presented have been omitted from the consolidated financial statements.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Land	$75,834,596	$66,318,761
Buildings, improvement and personal property	553,675,119	557,636,296
Multifamily apartment communities	629,509,715	623,955,057
Accumulated depreciation	(200,046,571)	(242,291,624)
Multifamily apartment communities, net	$429,463,144	$381,663,433

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the nine-month period ended September 30, 2014 or twelve-month period ended December 31, 2013.

Discontinued Operations

On June 25, 2013, the Company completed the sale of Walden Pond and Gables of Texas, both located in Houston, Texas, to an unaffiliated buyer. The combined sale price of $31,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

The results of operations for Walden Pond and Gables of Texas have been restated and are presented as results from discontinued operations in the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014 and 2013, respectively, pursuant to ASC 205-20.*

The operating results of properties sold in 2013* and their discontinued operations for the three- and nine-month periods ended September 30, 2014 and 2013 are presented in the following table.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Rental	$—	$5,203	$—	$2,020,361
Utility reimbursement	—	—	—	230,542
Other	—	52,604	210	297,838
Total revenue	—	57,807	210	2,548,741
Expenses:
Operating	—	37,440	112,954	810,822
Maintenance	—	7,697	—	136,819
Real estate taxes	—	23,097	—	288,619
General and administrative	—	—	1,472	31,663
Management fees	—	2,017	—	96,567
Depreciation	—	—	—	605,122
Interest, inclusive of amortization of deferred financing fees	—	—	—	527,986
Loss on extinguishment of debt	—	—	—	3,807
Total expenses	—	70,251	114,426	2,501,405
Income (loss) from discontinued operations	$—	$(12,444)	$(114,216)	$47,336

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge and Reserves at Arboretum are not presented as part of discontinued operations. Discussion of property sales is included in Note 1 - Organization and Basis of Presentation.

3.     INVESTMENTS IN UNCONSOLIDATED MULTIFAMILY ENTITIES

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”).  Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership.  The Company’s final commitment under the subscription agreement with BVF totaled $23,400,000, which represented an ownership interest of 7% in BVF.  BVF’s investment strategy was to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation.

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

As of September 30, 2014, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF and had received distributions from BVF of $17,753,897, or approximately 75.9%, of its invested capital. The general partner of BVF is proceeding with BVF's plan to sell the remaining 18 assets in the portfolio. Subsequent to the quarter ended September 30, 2014, BVF sold 17 of the remaining 18 assets.

The summarized statement of assets, liabilities and partners’ equity (deficit) of BVF is as follows:

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$282,954,958	$664,692,480
Cash and cash equivalents	29,301,208	21,227,583
Other assets	7,353,430	11,565,547
Total assets	$319,609,596	$697,485,610

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Mortgage notes payable	$311,808,441	$686,193,544
Credit facility	—	16,200,000
Other liabilities	16,526,249	15,049,296
Noncontrolling interest	(9,806,491)	(6,961,558)
Partners’ equity (deficit)	1,081,397	(12,995,672)
Total liabilities and partners’ equity (deficit)	$319,609,596	$697,485,610

Company’s share of partners’ equity (deficit)	$75,701	$(604,395)
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$680,096	$—

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At September 30, 2014 and December 31, 2013, the differential was comprised mainly of $583,240, which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of September 30, 2014 and has no commitment to make additional contributions to BVF. The carrying value of the investment was $0 at December 31, 2013, as distributions from the investment have exceeded the Company's invested equity as adjusted for the Company's share of gains and losses over the holding period of the investment. The Company resumed equity method earnings in BVF during the nine-month period ended September 30, 2014, as its share of BVF's earnings during the period exceeded the excess distributions and net losses not recognized during the period the equity method was suspended.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the nine-month period ended September 30, 2014 or twelve-month period ended December 31, 2013.

The summarized statements of operations of BVF for the three- and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$13,473,383	$34,116,230	$67,486,238	$101,002,262
Expenses	(15,608,589)	(42,051,265)	(101,489,789)	(125,568,161)
Gain (loss) on property sales and extinguishment of debt (2)	(397,093)	14,339,915	224,943,500	14,261,091
Noncontrolling interest	936,401	1,196,501	2,837,120	3,799,608
Net income (loss) attributable to investment	$(1,595,898)	$7,601,381	$193,777,069	$(6,505,200)

Equity in income (loss) of unconsolidated limited partnership (1)(2)	$(111,725)	$532,154	$13,260,440	$(455,413)

(1)	There were no impairment indicators or impairment writeoffs in the nine-month periods ended September 30, 2014 or 2013.

The Company has determined that its valuation of the real estate was categorized within Level 3 of the fair value hierarchy in accordance with ASC 820-10, as it utilized significant unobservable inputs in its assessment.

(2)
During the nine-month period ended September 30, 2013, BVF recorded a net gain on the disposition of one property. The gain on the sale was $14,261,091, of which the Company's share was approximately $998,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the nine-month period ended September 30, 2013.

During the nine-month period ended September 30, 2014, BVF recorded a net gain on the disposition of fifteen properties. The gain on the sale was $224,943,500, of which the Company's share was approximately $15,746,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the nine-month period ended September 30, 2014.

INVESTMENT IN UNCONSOLIDATED LIMITED LIABILITY COMPANIES

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

In accordance with ASC 810-10, as amended by ASU 2009-17, related to the consolidation of variable interest entities, the Company has performed an analysis of its investment in NoMa JV to determine whether it would qualify as a VIE and whether it should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company's qualitative assessment to determine whether its investment is a VIE, the Company determined that the investment is a VIE based upon the holders of the equity investment at risk lacking the power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance.  Under the terms of the limited liability company agreement of NoMa JV, the managing member has the full, exclusive and complete right, power, authority, discretion, obligation and responsibility to make all decisions affecting the business of NoMa JV.

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

As of September 30, 2014, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company has no obligation to fund capital to NoMa JV in excess of its original commitment of capital of $14,520,000. The NoMa Project was completed during the quarter ended June 30, 2013.

As of September 30, 2014, the Company had received distributions from NoMa JV of $466,667, or approximately 3.2%, of its invested capital.

On July 16, 2014, the Company converted its ownership in Country Place I and Country Place II from a joint venture limited liability company, of which it held a 58% controlling interest, into a tenancy-in-common ("TIC") undivided ownership interest of 58% in each property. Prior to July 16, 2014, the Company consolidated its investment in Country Place I and Country Place II and reported the remaining 42% ownership through "Noncontrolling interest in properties". The Company evaluated the ownership and control rights under the TIC structure and has determined that it would require deconsolidation and the adoption of the equity method of accounting for its interest in the TIC at carrying value. Accordingly, effective July 16, 2014, the Company recorded its investment in the properties under the equity method of accounting and deconsolidated Country Place I and Country Place II. As of September 30, 2014, its interest in the properties is reflected on the Consolidated Balance Sheets in "Investments in unconsolidated multifamily entities" and the Company's share of net income is reflected in Consolidated Statements of Operations in "Equity in income (loss) of unconsolidated multifamily entities".

The summarized statement of assets, liabilities and members’ capital of NoMa JV, Country Place I and Country Place II is as follows:

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$137,563,537	$126,139,123
Cash and cash equivalents	5,009,328	1,629,885
Other assets	2,197,000	546,996
Total assets	$144,769,865	$128,316,004

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage note payable	$107,646,455	$85,466,258
Other liabilities	1,103,429	756,990
Noncontrolling interest	4,098,975	4,209,276
Members’ capital	31,921,006	37,883,480
Total liabilities and members’ capital	$144,769,865	$128,316,004

Company’s share of members’ capital	$7,591,459	$12,627,826
Basis differential (1)	$1,615,659	$1,666,648
Carrying value of the Company’s investment in unconsolidated limited liability companies (2)	$9,207,118	$14,294,474

(1)
This amount represents capitalized interest, net of amortization, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of September 30, 2014 and has no commitment to make additional contributions to NoMa JV.

Per the tenancy in common agreement of BIR Country Place II, L.L.C., the Company assumes its proportionate share of any damages associated with the mortgages on Country Place I and Country Place II, which are guaranteed by the Operating Partnership.

The Company evaluates the carrying value of its investments in unconsolidated limited liability companies for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized during the nine-month period ended September 30, 2014 or twelve-month period ended December 31, 2013.

The summarized statements of operations of NoMa JV, Country Place I and Country Place II for the three- and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$4,596,853	$1,522,546	$9,857,261	$2,804,862
Expenses	(2,717,670)	(3,290,569)	(9,152,862)	(6,718,005)
Noncontrolling interest	(166,274)	176,802	(48,814)	391,314
Net income (loss) attributable to investment	$1,712,909	$(1,591,221)	$655,585	$(3,521,829)

Equity in income (loss) of unconsolidated limited liability companies	$624,385	$(530,407)	$261,649	$(1,173,943)
Amortization of basis	(16,996)	(26,246)	(50,989)	(26,246)
Adjusted equity in income (loss) of unconsolidated limited liability companies	$607,389	$(556,653)	$210,660	$(1,200,189)

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

On January 22, 2014, the Company, through the joint venture formed with its subsidiary, BRD Arapaho, L.L.C. and TRG Prestonwood, L.P., entered into a loan agreement totaling up to $31,054,212 for the development of the Prestonwood Project, a 322-unit multifamily apartment project in Dallas, Texas. The loan has a variable interest rate of 2.50% above the 1-month LIBOR and matures on January 22, 2017. As of September 30, 2014, the outstanding balance on the loan was $7,063,010.

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

On July 23, 2014, the Company through the joint venture formed with its subsidiary, BRD Walnut Creek, L.L.C., and Laconia Residential One LLC, entered into a construction loan agreement totaling up to $44,500,000 for the Walnut Creek Project. The loan has a fixed interest rate of 5.309% and matures on August 1, 2024. As of September 30, 2014, the outstanding balance on the loan was $0.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.  Under this approach, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximated $492,589,000 and $505,385,000 at September 30, 2014 and December 31, 2013, respectively.

5.    REVOLVING CREDIT FACILITY - AFFILIATE

On June 30, 2005, the Company obtained financing in the form of a revolving credit facility. The revolving credit facility in the amount of $20,000,000 was provided by an affiliate of the Company (the "Credit Facility - Affiliate"). The Credit Facility - Affiliate was amended on May 31, 2007 to add additional terms to the Credit Facility - Affiliate ("Amendment No. 1"), on February 17, 2011 to add an amendment period with a temporary increase in the commitment amount to $40,000,000 ("Amendment No. 2"), and on May 24, 2011 to increase the commitment fee ("Amendment No. 3"). The Credit Facility - Affiliate provides for interest on borrowings at a rate of 5% above the 30-day LIBOR rate, as announced by Reuter's, and fees based on borrowings under the Credit Facility - Affiliate and various operational and financial covenants, including a maximum leverage ratio and a maximum debt service ratio. The agreement had a maturity date of December 31, 2006, with a one-time six-month extension available at the option of the Company. The terms of the Credit Facility - Affiliate were agreed upon through negotiations and were approved by the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE MKT LLC) ("Audit Committee"). Subsequent to its exercise of extension rights, the Company on May 31, 2007 executed Amendment No.1 that provides for an extension of the maturity date by replacing the then current maturity date of June 30, 2007 with a 60-day notice of termination provision by which the lender can affect a termination of the commitment under the agreement and render all outstanding amounts due and payable. Amendment No. 1 also added a clean-up requirement to the agreement, which requires the borrower to repay in full all outstanding loans and have no outstanding obligations under the agreement for a 14 consecutive day period during each 365-day period. The last 365-day clean-up period requirement was satisfied on July 9, 2013 and the Company has not borrowed from the Credit Facility - Affiliate subsequent to that date.

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

During the nine-month periods ended September 30, 2014 and 2013, the Company borrowed $0 and $1,627,000, respectively, under the Credit Facility - Affiliate and repaid $0 and $1,627,000 of advances, respectively, during the same periods.  The Company incurred interest charges of $0 and $32,981 related to the Credit Facility - Affiliate during the nine-month periods ended September 30, 2014 and 2013, respectively. The Company did not pay any commitment fees during the nine-month periods ended September 30, 2014 or 2013. There was no outstanding balance under the Credit Facility - Affiliate as of September 30, 2014 and December 31, 2013.

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

During the nine-month period ended September 30, 2014, the Company borrowed $80,000,000 under the Credit Facility and repaid $75,000,000 of advances during the same period.  The Company incurred $1,781,471 of interest expense and $76,354 of unused commitment fee during the nine-month period ended September 30, 2014. There was $5,000,000 and $0 outstanding on the Credit Facility as of September 30, 2014 and December 31, 2013, respectively.

The Company determines the fair value of the Credit Facility in accordance with authoritative guidance related to fair value measurement. The Company has determined the fair value of the Credit Facility approximated the outstanding principal balance of the Credit Facility at September 30, 2014.

7.    NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") that the Operating Partnership formed with its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), Zocalo and JB 2020, LLC, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of a mid-rise multifamily apartment building in Denver, Colorado (the "2020 Lawrence Project"). The Colorado Energy Loan has a term of 10 years and an interest rate of 5% per annum. The Colorado Energy Loan will mature on June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by the U.S. Department of Housing and Urban Development ("HUD") in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of September 30, 2014 and December 31, 2013, the outstanding balance on the Colorado Energy Loan was $1,250,000.

The Company determines the fair value of the "Note payable - other" in accordance with authoritative guidance related to fair value measurement. Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - other" approximated $1,340,000 and $1,287,000 at September 30, 2014 and December 31, 2013, respectively.

8.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the nine-month periods ended September 30, 2014 and 2013, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,580 and $5,025,582, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2014 and December 31, 2013.

On August 6, 2013, the Board authorized the general partner of the Operating Partnership to make a special distribution of $12,000,000 from the proceeds of the sale of Walden Pond and Gables of Texas to the common general and noncontrolling interest partners in Operating Partnership. Also on August 6, 2013, the Board declared a common dividend of $0.203954 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. On August 28, 2013 and December 12, 2013, the Operating Partnership made a special distribution of $9,200,000 and $2,800,000, respectively, to the common general partner and noncontrolling interest partners in Operating Partnership.

Concurrently with the Operating Partnership distributions on August 28, 2013 and December 12, 2013, the Company paid common dividends of $219,880 and $66,920, respectively, from the special distribution proceeds of the common general partner.

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

For the nine-month periods ended September 30, 2014 and 2013, the Company's aggregate dividends on the Class B common stock totaled $478,000 and $286,800, respectively, of which $478,000 and $219,880 were paid during the same periods, respectively. There were no dividends payable to the Class B common stockholders as of September 30, 2014 and December 31, 2013.

During the nine-month periods ended September 30, 2014 and 2013, the Company made tax payments of $424,010 and $1,184,138, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

For the nine-month periods ended September 30, 2014 and 2013, the Company's aggregate distribution to noncontrolling interest partners in Operating Partnership totaled $19,946,010 and $12,897,338, respectively, of which $19,946,010 and $10,164,258 was paid during the same periods, respectively. There were no distributions payable to the noncontrolling interest partners in Operating Partnership as of September 30, 2014 and December 31, 2013.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

9.    EARNINGS PER SHARE

Net income (loss) available to common shareholders per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share for the three- and nine-month periods ended September 30, 2014 and 2013 follows:

		Three months ended		Nine months ended
		September 30,		September 30,
		2014	2013	2014	2013
Income (loss) from continuing operations prior to adjustments		$29,596,498	$(2,885,392)	$80,389,637	$(11,099,603)
Add:	Net loss attributable to noncontrolling interest in Operating Partnership	$—	$4,488,677	—	—
Less:	Preferred dividends	$(1,675,193)	$(1,675,194)	(5,025,580)	(5,025,582)
	Net income attributable to noncontrolling interest in properties	$(14,734)	$(25,553)	(205,457)	(40,361)
	Net income attributable to noncontrolling interest in Operating Partnership	$(27,239,605)	$—	(73,250,824)	(2,509,405)
Income (loss) from continuing operations		$666,966	$(97,462)	$1,907,776	$(18,674,951)

Net income (loss) from discontinued operations		$—	$(12,444)	$(114,216)	$18,736,394

Net income (loss) available to common shareholders		$666,966	$(109,906)	$1,793,560	$61,443

Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted		$0.47	$(0.07)	$1.36	$(13.28)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted		$—	$(0.01)	$(0.08)	$13.32
Net income (loss) available to common shareholders per common share, basic and diluted		$0.47	$(0.08)	$1.28	$0.04

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196	1,406,196

Dividend declared per common share		$—	$0.203954	$0.339924	$0.203954

For the three- and nine-month periods ended September 30, 2014 and 2013, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

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

The Company has commitments to two joint venture multifamily development projects as of September 30, 2014. The Walnut Creek Project is a 141-unit multifamily apartment development project located in Walnut Creek, California. The Company will own a 98% interest in the project once fully invested and its current commitment in the joint venture is approximately $26.8 million. As of September 30, 2014, the Company has made capital contributions totaling approximately $13.7 million. The Company consolidates its investment in the Walnut Creek Project.

The Prestonwood Project is a 322-unit multifamily apartment development project located in Dallas, Texas. The Company has a 95% interest in the joint venture and has made a commitment to invest $12.6 million in the project. The Company has no obligation to fund capital to the Prestonwood Project in excess of its commitment of capital of $12.6 million. As of September 30, 2014, the Company has invested 100% of its total committed capital amount. The Company consolidates its investment in the Prestonwood Project.

In connection with mortgage financings collateralized by the Standard at Lenox Park, Berkshires at Town Center and Sunfield Lake properties, the Operating Partnership agreed to guarantee approximately $11.7 million of mortgage debt, at origination, related to its obligation to achieve certain revenue targets at the properties. In connection with the construction loan financing collateralized by the Walnut Creek Project, the Operating Partnership agreed to guarantee approximately $44.5 million, at origination, of construction loan debt. Additionally, the Company has guaranteed payment of the obligation under the Credit Facility, in full, when due at maturity or otherwise.

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

During the nine-month period ended September 30, 2014, the Company acquired an interest rate cap related to its investment in Berkshires of Columbia. The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt. The interest rate cap limits that interest exposure on the variable rate mortgage to 4.25% of the total mortgage amount of $44,000,000. The instrument matures on February 1, 2018. As of September 30, 2014, the value of the interest rate cap is $86,775 and is included in "Prepaid expenses and other assets".

The Company did not own any derivative instruments as of December 31, 2013.

12.    NONCONTROLLING INTEREST IN PROPERTIES

Four of the Company's properties, Berkshires of Columbia, 2020 Lawrence, Walnut Creek and Aura Prestonwood, are owned in joint ventures with third parties as of September 30, 2014. The Company owns interests of 91.38% in Berkshires of Columbia, 91.08% in 2020 Lawrence, 95.00% in Aura Prestonwood and will own a 98.00% interest in Walnut Creek once fully invested.

On July 16, 2014, the Company converted its ownership in Country Place I and Country Place II from a joint venture limited liability company, of which it held a 58% controlling interest, into a TIC undivided ownership interest of 58% in each property. As a result, the Company discontinued the use of the consolidation method of accounting for its investment in the joint venture and adopted the equity method of accounting for its ownership interest in the properties prospectively. Such deconsolidation resulted in the removal of the 42% noncontrolling interest in properties for Country Place I and Country Place II. Please refer to Note 3 - Investments in Unconsolidated Multifamily Entities for additional information on the transaction.

During the nine-month periods ended September 30, 2014 and 2013, the Company received $665,447 and $399,718, respectively, of contributions from noncontrolling interest holders in properties.

During the nine-month periods ended September 30, 2014 and 2013, the Company made tax payments of $76,000 and $300,000, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties.

During the nine-month periods ended September 30, 2014 and 2013, the Company's aggregate distributions to the noncontrolling interest holders in properties totaled $1,943,985 and $1,221,443, respectively, which included $0 and $300,000 of tax payments accrued and included on the balance sheets in "Dividends and distributions payable" as of December 31, 2013 and 2012, respectively.

13.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net income (loss) attributable to noncontrolling interest in the Operating Partnership for the three- and nine-month periods ended September 30, 2014 and 2013:

		Three months ended		Nine months ended
		September 30,		September 30,
		2014	2013	2014	2013
Net income (loss)		$29,596,498	$(2,897,836)	$80,275,421	$7,636,791
Adjust:	Net income attributable to noncontrolling interest in properties	(14,734)	(25,553)	(205,457)	(40,361)
Income (loss) before noncontrolling interest in Operating Partnership		29,581,764	(2,923,389)	80,069,964	7,596,430
Preferred dividend		(1,675,193)	(1,675,194)	(5,025,580)	(5,025,582)
Income (loss) available to common equity		27,906,571	(4,598,583)	75,044,384	2,570,848
Noncontrolling interest in Operating Partnership		97.61%	97.61%	97.61%	97.61%
Net income (loss) attributable to noncontrolling interest in Operating Partnership		$27,239,605	$(4,488,677)	$73,250,824	$2,509,405

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the nine months ended
	September 30,
	2014	2013
Balance at beginning of period	$(102,297,937)	$(89,708,267)
Net income attributable to noncontrolling interest in Operating Partnership	73,250,824	2,509,405
Distributions to noncontrolling interest partners in Operating Partnership	(19,946,010)	(12,897,338)
Balance at end of period	$(48,993,123)	$(100,096,200)

As of September 30, 2014 and December 31, 2013, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

14.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Property management fees	$746,158	$781,559	$2,430,511	$2,418,068
Expense reimbursements	60,135	60,228	192,442	159,035
Salary reimbursements	1,930,810	2,083,615	6,394,087	6,633,072
Asset management fees	397,739	407,913	1,213,565	1,223,740
Incentive advisory fee	2,367,299	423,153	5,040,718	1,796,933
Acquisition fees	—	—	1,200,000	—
Construction management fees	206,004	87,925	315,548	207,043
Development fees	69,663	—	193,634	69,715
Interest on Credit Facility - Affiliate	—	—	—	32,981
Total	$5,777,808	$3,844,393	$16,980,505	$12,540,587

Amounts due to affiliates of $2,678,796 and $2,454,167 are included in “Due to affiliates, net” at September 30, 2014 and December 31, 2013, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $4,873,292 and $5,070,512 at September 30, 2014 and December 31, 2013, respectively, and amounts due from affiliates of $2,194,496 and $2,616,345 at September 30, 2014 and December 31, 2013, respectively.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income. The Company incurred $2,430,511 and $2,418,068 of property management fees in the nine-month periods ended September 30, 2014 and 2013, respectively.

The Company also reimburses Berkshire Advisor for administrative services for our operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property employee salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company. Expense reimbursements paid were $192,442 and $159,035 for the nine-month periods ended September 30, 2014 and 2013, respectively. Salary reimbursements paid were $6,394,087 and $6,633,072 for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

On November 12, 2009, the Audit Committee of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment") pursuant to Berkshire Advisor's Supplemental Long Term Incentive Plan (the "Supplemental Plan"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value ("Base Value").  The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, based on the increase in fair value of the Company above the Base Value established by the Advisor.  On May 12, 2014, the Audit Committee of the Company approved an amendment to the Supplemental Plan which allows reissuance of previously forfeited or settled carried interests. The Company has recorded $5,040,718 and $1,796,933 of incentive advisory fees during the nine-month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the accrued liability of $12,759,433 and $8,289,617, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the Company to Berkshire Advisor approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the Supplemental Plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $570,902 and $838,657 of incentive advisory fee payments during the nine-month periods ended September 30, 2014 and 2013, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the nine-month period ended September 30, 2014, the Company paid acquisition fees of $560,000 and $640,000 on the acquisitions of Pavilion Townplace and EON at Lindbergh, respectively. The Company did not acquire any properties in the nine-month period ended September 30, 2013.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $315,548 and $207,043 in construction management fees for the nine-month periods ended September 30, 2014 and 2013, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees were based on the project’s development and construction costs. During the nine-month periods ended September 30, 2014 and 2013, the Company incurred $193,634 and $69,715, respectively, on the 2020 Lawrence Project, the Walnut Creek Project and the Prestonwood Project. The Company did not incur any development fees on the NoMa Project to BRD for the nine-month periods ended September 30, 2014 and 2013.

During the nine-month periods ended September 30, 2014 and 2013, the Company borrowed $0 and $1,627,000, respectively, under the Credit Facility - Affiliate and repaid $0 and $1,627,000 of advances, respectively, during the same periods.  The Company incurred interest of $0 and $32,981 related to the Credit Facility - Affiliate during the nine-month periods ended September 30, 2014 and 2013, respectively. The Company did not pay any commitment fees during the nine-month periods ended September 30, 2014 or 2013. There was no outstanding balance under the Credit Facility - Affiliate as of September 30, 2014 and December 31, 2013.

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

16.    PROFORMA CONDENSED FINANCIAL INFORMATION

As discussed in Note 1 - Organization and Basis of Presentation, during the nine-month periods ended September 30, 2014, the Company acquired Pavilion Townplace and EON at Lindbergh, which were deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired”.

The proforma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014 and 2013, adjusted to give effect to the transaction at the beginning of each of the periods presented.

The proforma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it attempt to represent the results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from rental property	$19,762,266	$22,967,342	$66,663,562	$67,543,461
Net income (loss)	$29,656,043	$(3,102,840)	$81,194,157	$6,719,024
Net income (loss) attributable to common shareholders	$726,511	$(314,910)	$2,712,296	$(856,324)
Net income (loss) attributable to common shareholders, per common share, basic and diluted	$0.52	$(0.22)	$1.93	$(0.61)

17.    SUBSEQUENT EVENTS

On October 30, 2014, the Company completed the sale of Yorktowne, located in Millersville, Maryland, to an unaffiliated buyer. The sale price of $33,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company has designated Yorktowne as the relinquished property in the exchange transaction for a replacement property, under Section 1031 of the Internal Revenue Code. The proceeds from the sale of Yorktowne were deposited with a qualified intermediary and will be used to close the 1031 exchange transaction for the replacement property.

On November 4, 2014, the Board authorized the general partner of the Operating Partnership to make a special distribution of $11,000,000 from the net proceeds of the sales of Bear Creek, Laurel Woods and Reserves at Arboretum to the common general and noncontrolling interest partners in Operating Partnership, payable on November 17, 2014. Also on November 4, 2014, the Board declared a common dividend of $0.186958 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend will be paid from the special distribution proceeds of the common general partner on November 17, 2014.

On November 7, 2014, the Company rate locked a loan modification to the 2020 Lawrence mortgage. The revised rate on the mortgage will be reduced to 4.45% from the current rate of 5.00%. The maturity date of the mortgage remains the same at February 1, 2053. The closing date for the loan modification is November 28, 2014.

On November 14, 2014, the Company completed the sale of its interest in Country Place I and Country Place II, both located in Burtonsville, Maryland, to an unaffiliated buyer. The combined sale price of $57,300,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company has designated its Country Place I and Country Place II interests as relinquished properties in an exchange transaction for a replacement property, under Section 1031 of the Internal Revenue Code. The proceeds from the sale of Country Place I and Country Place II were deposited with a qualified intermediary and will be used to close the 1031 exchange transaction for the replacement property.

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

Forward Looking Statements

The statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales or acquisitions of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Plus Fund III, LP (“BVF III”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America ("GAAP") and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As of November 13, 2014, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the nine-month period ended September 30, 2014 included the following:

During 2014, the Company executed strategies to upgrade the quality of the portfolio. Numerous properties were identified for sale of which seven have been sold as of September 30, 2014. A portion of the proceeds of the sales were used to acquire two properties in a reverse exchange transaction, under Section 1031 of the Internal Revenue Code, and to fund equity commitments of ongoing development projects.

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

On January 21, 2014, the Company closed on a $90,000,000 line of credit (the "Credit Facility") with an unaffiliated lender. The Credit Facility will be used to facilitate property acquisitions and to fund the development activities of the Company. As of September 30, 2014, the Credit Facility provides for a maximum commitment of $60,000,000 to the Company.

During the nine-month period ended September 30, 2014, the Company borrowed $80,000,000 from and repaid $75,000,000 to the Credit Facility.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the development of Aura Prestonwood, a 322-unit multifamily apartment project in Dallas, Texas (the "Prestonwood Project"). The Company's ownership percentage in the project is 95%. Total capital committed to the venture is $12,643,500 and is fully funded as of September 30, 2014. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

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

On May 5, 2014, the Company completed the sale of Chisholm Place, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $15,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $7,556,301 of gain from the sale and paid off the outstanding mortgage balance of $6,734,476 from sale proceeds.

On May 12, 2014, the Company completed the sale of Laurel Woods, located in Austin, Texas, to an unaffiliated buyer. The sale price of $13,200,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $9,211,973 of gain from the sale and paid off the outstanding mortgages balance of $5,473,785 from sale proceeds.

On June 4, 2014, the Company completed the sale of Bear Creek, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $9,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $5,988,770 of gain from the sale and paid off the outstanding mortgage balance of $3,676,750 from sale proceeds.

On June 25, 2014, the Company completed the sale of Berkshires on Brompton, located in Houston, Texas, to an unaffiliated buyer. The sale price of $38,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $26,762,948 of gain from the sale and paid off the outstanding mortgage balance of $18,214,961 from sale proceeds.

On July 16, 2014, the Company converted its ownership in Country Place I and Country Place II from a joint venture limited liability company, of which it had a 58% controlling interest, into a tenancy-in-common ("TIC") undivided ownership interest of 58% in each property. The Company discontinued the use of the consolidation method of accounting for its investment in the joint venture and adopted the equity method of accounting for its ownership interest in the properties prospectively. (Refer to Note 3 - Investments in Unconsolidated Multifamily Entities of Notes to Consolidated Financial Statements for additional information on the transaction.)

On July 23, 2014, the Company through the joint venture formed with its subsidiary, BRD Walnut Creek, L.L.C., and Laconia Residential One LLC, entered into a construction loan agreement totaling up to $44,500,000 for the Walnut Creek Project. The loan has a fixed interest rate of 5.309% and matures on August 1, 2024. As of September 30, 2014, the outstanding balance on the loan was $0.

On August 18, 2014, the Company completed the sales of Bridgewater and Lakeridge, both located in Hampton, Virginia, to an unaffiliated buyer. The sale prices of $23,500,000 and $40,000,000 for Bridgewater and Lakeridge, respectively, were subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $11,235,832 and $16,754,795 of gain from the sales of Bridgewater and Lakeridge, respectively, and paid off the outstanding mortgage balances of $12,344,619 and $22,745,260 from sales proceeds, respectively.

On August 19, 2014, the Company completed the sale of Reserves at Arboretum, located in Newport News, Virginia, to an unaffiliated buyer. The sale price of $21,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $6,603,188 of gain from the sale and paid off the outstanding mortgage balance of $12,369,740 from sale proceeds.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of September 30, 2014 and December 31, 2013, the Company had approximately $12,625,000 and $15,255,000 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three- and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash provided by operating activities	$5,981,432	$2,747,200	$9,127,067	$10,727,319
Cash provided by (used in) investing activities	109,968,035	(2,079,416)	85,584,548	19,113,528
Cash used in financing activities	(120,916,120)	(12,137,453)	(97,341,269)	(32,752,794)

During the nine-month period ended September 30, 2014, cash decreased by approximately $2,630,000.

The Company's net cash flow from operating activities for the nine-month period ended September 30, 2014 decreased by $1,600,000 from the same period in 2013 primarily due to $2,116,000 of higher interest expense, $2,080,000 of loss on extinguishment of debt and $1,726,000 lower Net Operating Income ("NOI") (see page 38 for more detail), partially offset by $4,437,000 increase in cash attributable to changes in assets and liabilities.

The Company's net cash from investing activities for the nine-month period ended September 30, 2014 increased by $66,471,000 from the comparable period in 2013 primarily due to $158,854,000 of sale proceeds from property dispositions received for the nine-month period ended September 30, 2014 as compared to $30,959,000 received during the same period in 2013. The Company also received $12,580,000 of distributions from its investment in unconsolidated multifamily entities during the nine-month period ended September 30, 2014 as compared to $868,000 during the comparable period in 2013. The increase was partially offset by $60,611,000 used for acquisitions of Pavilion Townplace, EON at Lindbergh and Aura Prestonwood.

Cash used in financing activities for the nine-month period ended September 30, 2014 increased by $64,588,000 from the same period in 2013, primarily due to net cash outflow for mortgage notes of $71,838,000 in the nine-month period ended September 30, 2014 compared to $16,459,000 in the comparable period of 2013 and aggregate distributions of $22,368,000 made during the nine-month period ended September 30, 2014 compared to $11,606,000 made during the nine-month period ended September 30, 2013. The increase in cash outflow was offset by net borrowing from the credit facilities of $5,000,000 during the nine-month period ended September 30, 2014 compared to $1,627,000 in the comparable period of 2013.

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

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the credit facility. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred shareholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities, property sales and advances on the credit facilities. Funds required to make distributions to common shareholders and Operating Partnership unitholders are funded by operating, sales and refinancing proceeds.

The Company intends to meet its long-term liquidity requirements through property sales, property debt financing and refinancing, noting that possible interest rate increases could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of September 30, 2014, approximately $90,467,000 of principal, or 20.0% of the Company’s outstanding mortgage debt, is due to be repaid through 2016.  During that period, principal of $0, $20,356,000 and $60,748,000 relates to loans that are due to mature and be repaid in full in 2014, 2015 and 2016, respectively.  Yorktowne, which had mortgage loans maturing in 2015, was sold subsequent to September 30, 2014. All other payments of principal during the three-year period are normal recurring monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of September 30, 2014, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exception of Berkshires of Columbia and Aura Prestonwood, which have variable interest rate debt.

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

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company ("Credit Facility - Affiliate").  The Credit Facility - Affiliate does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of September 30, 2014 and December 31, 2013, there were no outstanding balances on the Credit Facility - Affiliate.

The Company has a $90,000,000 Credit Facility with an unaffiliated lender, which provides for a maximum commitment to the Company of $60,000,000 as of September 30, 2014. The Credit Facility is used to facilitate property acquisitions and to fund the development activities of the Company. As of September 30, 2014 and December 31, 2013, there was $5,000,000 and $0 outstanding on the Credit Facility, respectively.

Capital Expenditures

The Company paid $2,275,479 and $3,220,300 in recurring capital expenditures during the nine-month periods ended September 30, 2014 and 2013, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $23,456,559 and $9,088,267 in renovation-related and development capital expenditures during the nine-month periods ended September 30, 2014 and 2013, respectively. Renovation-related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity related to the Walnut Creek Project, a 141-unit multifamily apartment development project located in Walnut Creek, California, which is currently in the early construction phase. Once fully invested, the Company's ownership percentage will be 98%. As of September 30, 2014, the project development costs incurred were approximately $15.0 million, of the total budgeted costs of approximately $68.6 million. Total capital currently committed to the project is approximately $26.8 million. As of September 30, 2014, the Company has made capital contributions of approximately $13.7 million, or 51.2% of its current total commitment. Construction on the Walnut Creek Project began in July 2014. The Company consolidates its investment in the Walnut Creek Project.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity related to the Prestonwood Project, a 322-unit multifamily apartment development project located in Dallas, Texas. The Company's ownership percentage in the project is 95%. As of September 30, 2014, the project development costs incurred were approximately $22.9 million, of the total budgeted costs of approximately $44.4 million. Total capital committed to the joint venture is $12.6 million and is fully funded as of September 30, 2014. The construction began in the first quarter of 2014. The Company consolidates its investment in the Prestonwood Project.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Projects	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date September 30, 2014 (in millions)	Anticipated Completion Date
Walnut Creek	141	846	138,370	68.6	15.0	Q2 2016
Aura Prestonwood	322	837	269,370	44.4	22.9	Q4 2015
Total / Average	463	842	407,740	$113.0	$37.9

(1)	Includes retail space of 19,017 sq ft at the Walnut Creek Project.

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

The Company's capital budgets for 2014 anticipate spending approximately $15,751,000 for ongoing capital needs.  As of September 30, 2014, the Company has committed to multi-year rehabilitation projects at Seasons of Laurel and Standard at Lenox Park. Both projects include the replacement of exterior siding while the Seasons of Laurel project also includes interior unit updates. The 2014 anticipated spending includes the portion of each project's costs scheduled to be completed by December 31, 2014.

Discussion of acquisitions for the nine-month period ended September 30, 2014

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the Prestonwood Project to build a 322-unit multifamily apartment community located in Dallas, Texas. The Company's ownership percentage in the project is 95%. Total capital committed to the joint venture is $12,643,500 and is fully funded as of September 30, 2014. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and EON at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and EON at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal and operating prorations and adjustments as provided for in the purchase and sale agreements. The Company has designated these properties to qualify as replacement properties in a reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge.

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

Discussion of dispositions for the nine-month period ended September 30, 2014

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

On August 18, 2014, the Company completed the sales of Bridgewater and Lakeridge, both located in Hampton, Virginia, to an unaffiliated buyer. The sale prices of $23,500,000 and $40,000,000 for Bridgewater and Lakeridge, respectively, were subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $11,235,832 and $16,754,795 of gain from the sales of Bridgewater and Lakeridge, respectively.

On August 19, 2014, the Company completed the sale of Reserves at Arboretum, located in Newport News, Virginia, to an unaffiliated buyer. The sale price of $21,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $6,603,188 of gain from the sale.

The Company has designated Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge as the relinquished properties in the reverse exchange transaction for Pavilion Townplace and EON at Lindbergh, under Section 1031 of the Internal Revenue Code. The net 1031 exchange proceeds from the sale of Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge were deposited with a qualified intermediary and used to close the reverse 1031 exchange transaction for Pavilion Townplace and EON at Lindbergh on September 16, 2014.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the nine-month periods ended September 30, 2014 and 2013, the Company’s aggregate dividends on the Preferred Shares totaled $5,025,580 and $5,025,582, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of September 30, 2014 and December 31, 2013.

On August 6, 2013, the Board authorized the general partner of the Operating Partnership to make a special distribution of $12,000,000 from the proceeds of the sale of Walden Pond and Gables of Texas to the common general and noncontrolling interest partners in Operating Partnership. Also on August 6, 2013, the Board declared a common dividend of $0.203954 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. On August 28, 2013 and December 12, 2013, the Operating Partnership made a special distribution of $9,200,000 and $2,800,000, respectively, to the common general partner and noncontrolling interest partners in Operating Partnership.

Concurrently with the Operating Partnership distributions on August 28, 2013 and December 12, 2013, the Company paid common dividends of $219,880 and $66,920, respectively, from the special distribution proceeds of the common general partner.

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

For the nine-month periods ended September 30, 2014 and 2013, the Company’s aggregate dividends on the Class B common stock totaled $478,000 and $219,880, respectively, of which $478,000 and $219,880 were paid during the same periods, respectively. There were no dividends payable to the Class B common stockholders as of September 30, 2014 and December 31, 2013.

During the nine-month periods ended September 30, 2014 and 2013, the Company made tax payments of $424,010 and $1,184,138, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

For the nine-month periods ended September 30, 2014 and 2013, the Company’s aggregate distribution to noncontrolling interest partners in Operating Partnership totaled $19,946,010 and $12,897,338, respectively, of which $19,946,010 and $10,164,258 was paid during the same periods, respectively. There were no distributions payable to the noncontrolling interest partners in Operating Partnership as of September 30, 2014 and December 31, 2013.

During the nine-month periods ended September 30, 2014 and 2013, the Company made tax payments of $76,000 and $300,000, respectively, on behalf of the noncontrolling interest holders in properties as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties.

During the nine-month periods ended September 30, 2014 and 2013, the Company's aggregate distributions to the noncontrolling interest holders in properties totaled $1,943,985 and $1,221,443, respectively, which included $0 and $300,000 of tax payments accrued and included on the balance sheets in "Dividends and distributions payable" as of December 31, 2013 and 2012, respectively. There were no distributions payable to the noncontrolling holders in properties as of September 30, 2014 and December 31, 2013, respectively.
The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Nine months ended				Nine months ended
	September 30, 2014				September 30, 2013
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	2,093	977	$1,322	$26	2,225	960	$1,177	$10
Renewed leases	1,990	991	$1,321	$—	2,079	957	$1,200	$—

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the nine-month periods ended September 30, 2014 and 2013. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during nine-month periods ended September 30, 2014 and September 30, 2013, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the Company also presents the comparison of operating results for the nine-month periods ended September 30, 2014 and 2013 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the Consolidated Statement of Operations.  For the three-month periods ended September 30, 2014 and 2013, net income (loss) was $29,596,498 and $(2,897,836), respectively. For the nine-month periods ended September 30, 2014 and 2013, net income was $80,275,421 and $7,636,791, respectively. A reconciliation of the Company’s NOI to net income (loss) for the three- and nine-month periods ended September 30, 2014 and 2013 is presented as part of the following tables.

Comparison of the three-month period ended September 30, 2014 to the three-month period ended September 30, 2013

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 10 properties acquired or placed in service on or prior to January 1, 2013 and owned through September 30, 2014. The Total Property Portfolio includes entity level expenses and financing costs as well as the effect of the change in the acquisitions of two properties, Pavilion Townplace and EON at Lindbergh, the sales of seven properties, Chisholm, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge and Reserves at Arboretum, the change in ownership structure of Country Place I and Country Place II during the nine-month period ended September 30, 2014 and the completion of the 2020 Lawrence Project and sales of two properties, Walden Pond and Gables of Texas, during the nine-month period ended September 30, 2013. (The 2013 and 2014 activity for Walden Pond and Gables of Texas has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Three months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$13,047,511	$12,469,847	$577,664	4.63%
Utility reimbursement and other	1,197,778	1,069,069	128,709	12.04%
Total revenue	14,245,289	13,538,916	706,373	5.22%

Operating Expenses:
Operating	2,991,898	2,938,749	53,149	1.81%
Maintenance	844,948	1,026,303	(181,355)	(17.67)%
Real estate taxes	1,130,596	1,196,405	(65,809)	(5.50)%
General and administrative	—	—	—	—%
Management fees	570,845	541,795	29,050	5.36%
Incentive advisory fees	—	—	—	—%
Total operating expenses	5,538,287	5,703,252	(164,965)	(2.89)%

Net Operating Income	8,707,002	7,835,664	871,338	11.12%

Non-operating expenses:
Depreciation	4,141,141	4,238,250	(97,109)	(2.29)%
Interest, inclusive of amortization of deferred financing fees	4,619,900	4,624,507	(4,607)	(0.10)%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	—	—	—	—%
Total non-operating expenses	8,761,041	8,862,757	(101,716)	(1.15)%

Net income (loss)	$(54,039)	$(1,027,093)	$973,054	94.74%

Comparison of the three-month period ended September 30, 2014 to the three-month period ended September 30, 2013

	Total Property Portfolio
	Three months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$17,847,848	$18,468,549	$(620,701)	(3.36)%
Utility reimbursement and other	1,914,418	1,733,686	180,732	10.42%
Total revenue	19,762,266	20,202,235	(439,969)	(2.18)%

Operating Expenses:
Operating	4,162,979	4,587,613	(424,634)	(9.26)%
Maintenance	1,178,896	1,384,633	(205,737)	(14.86)%
Real estate taxes	1,864,041	1,770,935	93,106	5.26%
General and administrative	554,511	505,702	48,809	9.65%
Management fees	1,177,690	1,208,938	(31,248)	(2.58)%
Incentive advisory fees	2,367,299	423,153	1,944,146	459.44%
Total operating expenses	11,305,416	9,880,974	1,424,442	14.42%

Net Operating Income	8,456,850	10,321,261	(1,864,411)	(18.06)%

Non-operating expenses:
Depreciation	6,310,170	6,397,609	(87,439)	(1.37)%
Interest, inclusive of amortization of deferred financing fees	6,896,115	6,784,545	111,570	1.64%
Loss on extinguishment of debt	336,749	—	336,749	100.00%
Amortization of acquired in-place leases and tenant relationships	406,797	—	406,797	100.00%
Total non-operating expenses	13,949,831	13,182,154	767,677	5.82%

Loss before equity in income (loss) of unconsolidated multifamily entities and discontinued operations	(5,492,981)	(2,860,893)	(2,632,088)	(92.00)%

Equity in income (loss) of unconsolidated multifamily entities	495,664	(24,499)	520,163	2,123.20%

Gain on disposition of real estate assets	34,593,815	—	34,593,815	100.00%

Discontinued operations *	—	(12,444)	12,444	100.00%

Net income (loss)	$29,596,498	$(2,897,836)	$32,494,334	1,121.33%

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge and Reserves at Arboretum are not presented as part of discontinued operations. Discussion of property sales is included in Note 1 - Organization and Basis of Presentation of Notes to Consolidated Financial Statements.

Comparison of the three-month period ended September 30, 2014 to the three-month period ended September 30, 2013
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended September 30, 2014 in comparison to the same period of 2013.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the three-month period ended September 30, 2014 of $1,315 per apartment unit increased by 3.30% over the 2013 rental rates of $1,273 for the same period, contributing to an increase of approximately $469,000 in rental revenue. Average physical occupancy for the 2014 Same Property Portfolio was 96.19%, above the 2013 average of 95.29%, attributing to $109,000 increase in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Three months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Rental
Market rent	$13,782,709	$13,313,736	$468,973	3.52%
Occupancy	(735,198)	(843,889)	108,691	12.88%
Total Rental	$13,047,511	$12,469,847	$577,664	4.63%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013, due primarily to increased utility reimbursements as a result of higher utility expenses for the applicable billing period, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Three months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$599,308	$545,562	$53,746	9.85%
Other	598,470	523,507	74,963	14.32%
Total Utility reimbursement and other	$1,197,778	$1,069,069	$128,709	12.04%

Operating Expenses

Operating

Operating expenses of the Same Property Portfolio increased during the three-month period ended September 30, 2014 as compared to the same period of 2013. The increase in operating expenses were mainly attributable to higher utility expenses.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Three months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Operating
Payroll	$1,235,588	$1,219,073	$16,515	1.35%
Utilities	915,727	868,875	46,852	5.39%
Insurance	239,384	262,939	(23,555)	(8.96)%
Property-related G&A	336,596	349,501	(12,905)	(3.69)%
Leasing	156,474	139,528	16,946	12.15%
Advertising	91,949	92,101	(152)	(0.17)%
Other	16,180	6,732	9,448	140.34%
Total Operating	$2,991,898	$2,938,749	$53,149	1.81%

Maintenance

Maintenance expenses of the Same Property Portfolio decreased during the three-month period ended September 30, 2014 as compared to the same period of 2013, mainly due to decreases in repairs. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Three months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Maintenance
Pool service	$60,649	$64,013	$(3,364)	(5.26)%
Exterminating	32,867	33,741	(874)	(2.59)%
Landscaping	113,101	122,763	(9,662)	(7.87)%
Supplies	12,569	13,551	(982)	(7.25)%
Cleaning	153,252	169,111	(15,859)	(9.38)%
Painting	155,051	204,246	(49,195)	(24.09)%
Repairs	167,015	259,941	(92,926)	(35.75)%
Other	150,444	158,937	(8,493)	(5.34)%
Total Maintenance	$844,948	$1,026,303	$(181,355)	(17.67)%

Real Estate Taxes

Real estate taxes of the Same Property Portfolio decreased for the three-month period ended September 30, 2014 from the comparable period of 2013 primarily due to decreases at Standard at Lenox Park. The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the three-month period ended September 30, 2014 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital expenditures.

Interest, inclusive of amortization of deferred financing fees

Interest expense of the Same Property Portfolio decreased for the three-month period ended September 30, 2014 over the comparable period of 2013 primarily due to lower interest rates for the Berkshires of Columbia mortgage as it was refinanced to variable interest rate debt in January 2014, which was partially offset by higher interest expenses incurred on the supplemental loan at Seasons of Laurel that closed in December 2013 and higher loan balance on the refinanced Berkshires of Columbia mortgage.

Comparison of the three-month period ended September 30, 2014 to the three-month period ended September 30, 2013
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013 are also due to the fluctuations in the actual properties owned during the comparative periods.  Total revenue decreased mainly due to loss of revenue provided by assets that were sold and deconsolidated in 2014 of $4,465,000, partially offset by increased revenue from Pavilion Townplace of approximately $1,345,000 and EON at Lindbergh of $1,504,000, which were acquired in the first quarter of 2014, in addition to higher occupancy at 2020 Lawrence as the property was in lease-up period throughout 2013 after the construction was completed in the first quarter of 2013. The increase in total operating expenses was primarily attributable to increased incentive advisory fee and operating expenses at Pavilion Townplace and EON at Lindbergh. (Refer to Related Party Transactions on page 21 for further discussion.) Non-operating expenses increased mainly due to increased interest expenses incurred on the Credit Facility, loss on extinguishment of debt for the properties sold during the three-month period ended September 30, 2014, and amortization of acquired in-place leases and tenant relationships of Pavilion Townplace and EON at Lindbergh.

Comparison of the nine-month period ended September 30, 2014 to the nine-month period ended September 30, 2013

The table below reflects selected operating information for the Same Property Portfolio.  The Same Property Portfolio consists of the 10 properties acquired or placed in service on or prior to January 1, 2013 and owned through September 30, 2014.

	Same Property Portfolio
	Nine months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$38,429,106	$37,146,818	$1,282,288	3.45%
Utility reimbursement and other	3,456,412	3,221,997	234,415	7.28%
Total revenue	41,885,518	40,368,815	1,516,703	3.76%

Operating Expenses:
Operating	9,045,803	8,678,537	367,266	4.23%
Maintenance	2,650,537	2,524,984	125,553	4.97%
Real estate taxes	3,916,422	3,675,793	240,629	6.55%
General and administrative	—	—	—	—%
Management fees	1,675,392	1,614,294	61,098	3.78%
Incentive advisory fees	—	—	—	—%
Total operating expenses	17,288,154	16,493,608	794,546	4.82%

Net Operating Income	24,597,364	23,875,207	722,157	3.02%

Non-operating expenses:
Depreciation	12,351,154	12,770,852	(419,698)	(3.29)%
Interest, inclusive of amortization of deferred financing fees	13,936,833	13,777,898	158,935	1.15%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	—	5,378	(5,378)	(100.00)%
Total non-operating expenses	26,287,987	26,554,128	(266,141)	(1.00)%

Net loss	$(1,690,623)	$(2,678,921)	$988,298	36.89%

Comparison of the nine-month period ended September 30, 2014 to the nine-month period ended September 30, 2013

	Total Property Portfolio
	Nine months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$58,305,011	$54,397,584	$3,907,427	7.18%
Utility reimbursement and other	6,040,058	5,075,818	964,240	19.00%
Total revenue	64,345,069	59,473,402	4,871,667	8.19%

Operating Expenses:
Operating	15,479,524	13,662,836	1,816,688	13.30%
Maintenance	3,752,651	3,497,705	254,946	7.29%
Real estate taxes	6,597,822	5,606,147	991,675	17.69%
General and administrative	1,897,296	1,743,601	153,695	8.81%
Management fees	3,742,979	3,605,724	137,255	3.81%
Incentive advisory fees	5,040,718	1,796,933	3,243,785	180.52%
Total operating expenses	36,510,990	29,912,946	6,598,044	22.06%

Net Operating Income	27,834,079	29,560,456	(1,726,377)	(5.84)%

Non-operating expenses:
Depreciation	19,839,493	19,157,233	682,260	3.56%
Interest, inclusive of amortization of deferred financing fees	21,957,455	19,841,847	2,115,608	10.66%
Loss on extinguishment of debt	2,080,401	—	2,080,401	100.00%
Amortization of acquired in-place leases and tenant relationships	1,152,000	5,377	1,146,623	21,324.59%
Total non-operating expenses	45,029,349	39,004,457	6,024,892	15.45%

Loss before equity in income (loss) of unconsolidated multifamily entities and discontinued operations	(17,195,270)	(9,444,001)	(7,751,269)	(82.08)%

Equity in income (loss) of unconsolidated multifamily entities	13,471,100	(1,655,602)	15,126,702	913.67%

Gain on disposition of real estate assets	84,113,807	—	84,113,807	100.00%

Discontinued operations *	(114,216)	18,736,394	(18,850,610)	(100.61)%

Net income	$80,275,421	$7,636,791	$72,638,630	951.17%

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge and Reserves at Arboretum are not presented as part of discontinued operations. Discussion of property sales is included in Note 1 - Organization and Basis of Presentation of Notes to Consolidated Financial Statements.

Comparison of the nine-month period ended September 30, 2014 to the nine-month period ended September 30, 2013
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the nine-month period ended September 30, 2014 in comparison to the same period of 2013.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the nine-month period ended September 30, 2014 of $1,301 per apartment unit increased by 3.01% over the 2013 rental rates of $1,263 for the same period, contributing to an increase of approximately $1,220,000 in rental revenue. Average physical occupancy for the 2014 Same Property Portfolio was 95.76%, above the 2013 average of 95.46%, attributing to $62,000 increase in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Nine months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Rental
Market rent	$40,917,710	$39,697,682	$1,220,028	3.07%
Occupancy	(2,488,604)	(2,550,864)	62,260	2.44%
Total Rental	$38,429,106	$37,146,818	$1,282,288	3.45%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013, due primarily to increased utility reimbursements as a result of higher utility expenses for the applicable billing period, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Nine months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$1,770,420	$1,656,672	$113,748	6.87%
Other	1,685,992	1,565,325	120,667	7.71%
Total Utility reimbursement and other	$3,456,412	$3,221,997	$234,415	7.28%

Operating Expenses

Operating

Operating expenses of the Same Property Portfolio increased during the nine-month period ended September 30, 2014 as compared to the same period of 2013. Utilities expenses were higher due to an unusually cold winter. Property-related G&A increased as a result of higher state income taxes at the Company's property located in Philadelphia and higher property-related legal expenses. The increase in operating expenses was also attributable to the loss recognized on fixed assets that were replaced as a result of insurance-related events.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Nine months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Operating
Payroll	$3,694,052	$3,655,489	$38,563	1.05%
Utilities	2,761,579	2,659,398	102,181	3.84%
Insurance	753,823	784,022	(30,199)	(3.85)%
Property-related G&A	1,074,337	953,593	120,744	12.66%
Leasing	423,894	389,372	34,522	8.87%
Advertising	284,572	274,853	9,719	3.54%
(Gain) loss on fixed assets replacement	15,837	(63,823)	79,660	124.81%
Other	37,709	25,633	12,076	47.11%
Total Operating	$9,045,803	$8,678,537	$367,266	4.23%

Maintenance

Maintenance expenses of the Same Property Portfolio increased during the nine-month period ended September 30, 2014 as compared to the same period of 2013, mainly due to increases in repairs and snow removal. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Nine months ended September 30,
	2014	2013	Increase/ (Decrease)	% Change
Maintenance
Pool service	$142,366	$149,693	$(7,327)	(4.89)%
Exterminating	84,686	83,744	942	1.12%
Landscaping	363,411	355,171	8,240	2.32%
Supplies	37,601	38,129	(528)	(1.38)%
Cleaning	419,306	431,377	(12,071)	(2.80)%
Snow removal	87,823	11,734	76,089	648.45%
Painting	438,861	488,177	(49,316)	(10.10)%
Repairs	674,933	573,673	101,260	17.65%
Other	401,550	393,286	8,264	2.10%
Total Maintenance	$2,650,537	$2,524,984	$125,553	4.97%

Real Estate Taxes

Real estate taxes of the Same Property Portfolio increased for the nine-month period ended September 30, 2014 from the comparable period of 2013 primarily due to increases at Estancia Townhomes. The Company continually scrutinizes the assessed values of its properties and participates in arbitration hearings or similar forums with the taxing authorities to appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values. Going forward, the Company anticipates a general upward trend in real estate tax expense as local and state taxing agencies continue to place significant reliance on property tax revenue.

Management Fees

Management fees of the Same Property Portfolio increased for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the nine-month period ended September 30, 2014 as compared to the same period of the prior year.  The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring capital expenditures.

Interest, inclusive of amortization of deferred financing fees

Interest expense of the Same Property Portfolio increased for the nine-month period ended September 30, 2014 over the comparable period of 2013 primarily due to higher interest expenses incurred on the supplemental loan at Seasons of Laurel that closed in December 2013 and higher loan balance and change in interest cap on the refinanced Berkshires of Columbia mortgage. The increase was partially offset by lower interest rate for the Berkshires of Columbia mortgage as it was refinanced to variable interest rate debt in January 2014.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place-leases and tenant relationships of the Same Property Portfolio decreased during the nine-month period ended September 30, 2014 as compared to the same period in 2013.  The decrease is related to the completion of amortization of the acquired-in-place lease and tenant relationships intangible assets recorded at acquisition and amortized over a 24-month period, which did not extend into the nine-month period ended September 30, 2014.

Comparison of the nine-month period ended September 30, 2014 to the nine-month period ended September 30, 2013
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013 are also due to the fluctuations in the actual properties owned during the comparative periods.  Total revenue increased mainly due to revenue from Pavilion Townplace of approximately $2,825,000 and EON at Lindbergh of $3,083,000, which were acquired in the first quarter of 2014, in addition to increase in rental revenue of approximately $1,890,000 due to higher occupancy at 2020 Lawrence as the property was in lease-up period throughout 2013 after the construction was completed in the first quarter of 2013. The increase in total operating expenses was primarily attributable to increased incentive advisory fees and acquisition costs related to Pavilion Townplace and EON at Lindbergh expensed pursuant to the guidance of ASC 805-10 and other operating expenses at the properties. (Refer to Related Party Transactions on page 21 for further discussion.) Non-operating expenses increased mainly due to increased interest expenses incurred on the Credit Facility, loss on extinguishment of debt for the properties sold during the nine-month period ended September 30, 2014, and amortization of acquired in-place leases and tenant relationships of Pavilion Townplace and EON at Lindbergh.

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

The following table presents a reconciliation of net income (loss) to FFO for the three- and nine-month periods ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$29,596,498	$(2,897,836)	$80,275,421	$7,636,791
Add:
Depreciation of real property	5,519,674	5,563,785	17,316,651	16,739,010
Depreciation of real property included in results of discontinued operations	—	—	—	513,336
Amortization of acquired in-place leases and tenant relationships	406,797	—	1,152,000	5,377
Equity in loss of unconsolidated multifamily entities	—	24,499	—	1,655,602
Funds from operations of unconsolidated multifamily entities, net of impairments	1,409,184	307,279	1,122,749	1,107,675
Less:
Funds from operations of noncontrolling interest in properties	(77,980)	(188,842)	(595,030)	(526,830)
Gain on disposition of real estate assets	(34,593,815)	—	(84,113,807)	(18,689,058)
Equity in income of unconsolidated multifamily entities	(495,664)	—	(13,471,100)	—
Funds from Operations	$1,764,694	$2,808,885	$1,686,884	$8,441,903

FFO decreased for the three- and nine-month periods ended September 30, 2014 as compared to the same period in 2013. The decrease in FFO is mainly attributable to the increased incentive advisory fee, acquisition costs related to Pavilion Townplace and EON at Lindbergh expensed pursuant to the guidance of ASC 805-10, increased interest expenses incurred on the Credit Facility and loss on extinguishment of debt for properties sold during the nine-month period ended September 30, 2014. Further, the decrease in FFO is also attributable to the loss of operating income provided by assets that were sold in the second quarter of 2013, which were partially offset by higher net operating income from the balance of the portfolio driven by higher rents and added operations from the 2020 Lawrence Project, Pavilion Townplace and EON at Lindbergh.

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

During 2014, the multifamily sector has continued to exhibit improved performance and strong fundamentals on a national basis due to sustained higher rent levels and continued stable occupancies due to ongoing favorable apartment unit supply and demand mix. Reduced levels of new unit construction in recent years and home ownership rates have driven demand in the apartment sector in recent years to a 10-year low national vacancy rate. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction volumes reaching five-year highs in recent years.

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

The following tables present scheduled principal and interest payments and related weighted average interest rates by expected maturity dates for the Company's mortgage notes payable as of September 30, 2014.

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt	$1,048,273	$24,879,906	$64,538,723	$41,580,747	$16,353,167	$252,196,910	$400,597,726
Interest Payments (1)	21,273,370	20,955,692	19,582,773	16,007,102	14,395,057	86,977,441	179,191,435
Average Interest Rate(1)	5.36%	5.36%	5.36%	5.32%	5.23%	5.17%	5.36%

	2014	2015	2016	2017	2018	Thereafter	Total
Variable Rate Debt	$—	$—	$—	$7,686,768	$748,509	$42,627,733	$51,063,010
Interest Payments (1)	971,811	1,214,735	1,218,063	1,153,086	1,128,719	5,525,212	11,211,626
Average Interest Rate(1)	2.60%	2.60%	2.60%	2.60%	2.59%	2.59%	2.60%

(1)
Interest payments represent amounts expected to be made on outstanding debt as of September 30, 2014. Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

The following table presents scheduled principal and interest payments and related stated interest rates by expected maturity dates for the note payable - other as of September 30, 2014.

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt (1)	$—	$18,545	$38,493	$40,442	$42,489	$1,110,031	$1,250,000
Interest Payments (3)	—	62,757	61,098	59,149	57,101	182,188	422,293
Average Interest Rate (2)(3)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	Relates to the Colorado Energy Loan as described in Note 7 - Note Payable - Other of Notes to Consolidated Financial Statements.

(2)	The Company's note payable - other is a fixed rate instrument; therefore, the Company's outstanding note payable - other is not sensitive to changes in the capital markets except upon maturity.

(3)
Interest payments represent amounts expected to be made on outstanding debt as of September 30, 2014. Average interest rate represents the stated interest rates on the note payable - other for the respective period.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There were no material litigation developments during the quarter. See Note 15 - Legal Proceedings of Notes to Consolidated Financial Statements.

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2013 as filed with the SEC on March 31, 2014. As of September 30, 2014, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

101.
The following materials from Berkshire Income Realty, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
November 14, 2014	/s/ Charles B. Leitner III
Charles B. Leitner III
President and Principal Executive Officer

November 14, 2014	/s/ David E. Doherty
David E. Doherty
Senior Vice President and Principal Financial Officer