Form 10-K
period 2014-12-31
BERKSHIRE INCOME REALTY, INC.
filed 2015-03-31
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

There were 1,406,196 shares of Class B common stock outstanding as of March 30, 2015.

There are no documents required to be incorporated by reference to this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "33 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "34 Act").  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenue or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), possible sales or acquisitions of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Plus Fund III, LP ("BVF III"), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America ("GAAP") and policies and guidelines applicable to REITs, those factors set forth herein in Part I, Item 1A - Risk Factors and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the Securities and Exchange Commission (the "SEC").

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

As used herein, the terms "we", "us", "BIR" or the "Company" refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002. The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities. Berkshire Property Advisors, L.L.C. ("Berkshire Advisor" or "Advisor") is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of Company's Board of Directors ("Board"). Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 16 - Related Party Transactions of this Form 10-K for additional information about Berkshire Advisor.

PART I

ITEM 1.    BUSINESS

EXECUTIVE SUMMARY

The Company had a successful year and continues to benefit from the favorable conditions in the multifamily markets. During 2014, the Company continued to implement its strategy to upgrade the quality of the portfolio and successfully sold ten assets and acquired three multifamily apartment communities. The Company also entered into a new joint venture and started the construction of the Aura Prestonwood development project and closed on a construction loan and commenced the construction of the Walnut Creek development project.

The ten multifamily apartment communities were sold for gross sales price of $251.5 million. The net sale proceeds of seven of those ten multifamily apartment communities were used to acquire four replacement properties through like kind exchanges under Section 1031 of the Internal Revenue Code. Three multifamily apartment communities located in suburban Atlanta, Dallas and Seattle with a total of 722 units were acquired during the year ended December 31, 2014, for an aggregate purchase price of $170 million. Subsequent to year end, in March 2015, the Company acquired the fourth property, a 99-unit multifamily apartment community in Boston, for a purchase price of $54 million.

The Aura Prestonwood development project delivered its first units in the first quarter of 2015 and is on pace to complete construction in the fourth quarter of 2015. The Walnut Creek development project commenced construction in the third quarter of 2014.

To facilitate the acquisitions and the development funding of the multifamily apartment communities, the Company closed on a credit facility, which had an initial maximum commitment of $90 million and contractually decreased to $45 million as of December 31, 2014. During the year ended December 31, 2014, the Company borrowed $116 million from and repaid $75 million to the credit facility.

The Company continues to achieve targeted rent increases and maintain occupancy levels in the mid-90% range, which is consistent with the average occupancy levels of the Company's Same Portfolio Properties from prior years. The Same Property Portfolio continued to show strong revenue and net operating income growth over the prior year. The current year Same Property Portfolio revenue increased 4.1% over 2013, contributing to the Same Property Portfolio Net Operating Income increase of 5.3% over 2013.

When appropriate, the Company will continue to pursue its strategy of investing in newer, high quality multifamily apartment communities located in desirable submarkets and ground up property development projects.

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

Equity real estate investments, such as ours, are relatively illiquid. This illiquidity limits our ability to vary our portfolio in response to changes in economic or other conditions. We cannot be certain that we will recognize full value for any property that we may be required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

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

Our tenants-in-common or joint venture partners may have interests or goals that conflict with ours, which may restrict our ability to manage some of our investments and adversely affect our results of operations.

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

Additionally, the policy specifications of our insurance coverage on our properties include deductibles related to an insured loss. The deductibles applicable to an insured loss caused by "Named Storms", a term as defined in the insurance policy, which are usually in the form of a hurricane, at certain properties we operate, are higher than deductibles for other insured losses covered by the policy. Specifically, the deductibles for "Named Storms" are based on a percentage of the insured property value with a specific minimum amount. Both the percentage and the related minimum amounts are higher than the standard policy deductibles for insured losses caused by a "Named Storm" in certain higher risk counties of certain states, including Florida, North Carolina, Texas and Virginia and highest in the counties of Dade, Broward and Palm Beach, Florida. Losses resulting from "Named Storms" could adversely affect us. The "Named Storms" that occurred during the year ended December 31, 2014 did not have a significant impact on the Company's properties.

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

There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where the Company borrowed money based on the fair value of those assets. A decrease in market value of those assets may result in the lender requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so. In the event the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments. As of December 31, 2014, the Company does not have significant exposure to financing in which the lender can require the Company to post additional collateral or otherwise sell assets to settle the financing obligations.

We face loan covenant risk.

In the normal course of business, the Company enters into loan agreements with certain lenders to finance its real estate investment transactions. These loan agreements contain, among other conditions, events of default and various operational covenants and representations. The Company believes it was in compliance with all these covenants during 2014. However, if the lenders determine we were not in compliance, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its loans. For the year ended December 31, 2014, no loan agreements were terminated as a result of non-compliance with covenants. In the event the Company's current credit facilities are not extended and/or the Company is forced to repay its loans, the Company may be required to sell assets at potentially unfavorable prices. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it previously recorded those investments.

We face development financing risk.

In order to fund new real estate investments, as well as refurbish and improve existing investments, both the Company as well as potential owners must periodically spend money. The availability of funds for new investments and maintenance of existing investments depends in large measure on capital markets and liquidity factors over which management can exert little control. Events over the past several years, including failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. As a result, many current and prospective owners may find financing to be difficult to obtain. In addition, such failures may prevent some projects that are in construction or development from drawing on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. Delays, increased costs and other impediments to restructuring such projects may affect our ability to execute our investment strategy in connection with such projects. This volatility in capital sources has not had a significant adverse impact on the Company's liquidity position, results of operations and financial condition but may adversely impact the Company if market conditions were to deteriorate.

We face diversification risk.

The assets of the Company are concentrated in the real estate sector. Accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors. Furthermore, even within the real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment. The Company is engaged primarily in the acquisition, ownership, operations, development and rehabilitation of properties in the Baltimore/Washington, D.C., Southeast, Southwest, West and Northwest areas of the United States. This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

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

As of December 31, 2014, the Company is in compliance under the Tax Code to qualify as a REIT.

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

We have entered into an Advisory Services Agreement with Berkshire Advisor under which Berkshire Advisor manages our portfolio and identify investment opportunities consistent with our investment policies and objectives, as the Board may adopt from time to time.

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

Berkshire Advisor is an affiliate of KRF Company, which owns the majority of our common stock. Our directors and executive officers, other than our four independent directors and two related directors, are also officers or directors of Berkshire Advisor. As a result, our Advisory Services Agreement with Berkshire Advisor was not negotiated at arm's-length and its terms, including the fees payable to Berkshire Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Asset management fees and acquisition fees for new investments are payable to Berkshire Advisor under the Advisory Services Agreement regardless of the performance of our portfolio and may create conflicts of interest. Conflicts of interest also may arise in connection with any decision to renegotiate, renew or terminate our Advisory Services Agreement. In order to mitigate these conflicts, the renegotiation, renewal or termination of the Advisory Services Agreement requires the approval of the Audit Committee (which committee is comprised of our three directors who are independent under applicable rules and regulations of the SEC and the NYSE AMEX Equities) ("Audit Committee").

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

A summary of the properties in which the Company had an interest as of December 31, 2014 is presented below. Schedule III included in Item 15 to this report contains additional detailed information with respect to individual properties consolidated by the Company in the financial statements contained herein and is incorporated by reference herein.

Description	Location	Year Acquired	Total # of Units	Ownership Interest			Average Apt Size (Sq Ft)	2014 Avg Monthly Rent Rate Per Apt (2)	2013 Avg Monthly Rent Rate Per Apt (2)
					Average Physical Occupancy (1)

					2014	2013

Berkshires of Columbia	Columbia, Maryland	1983	316	91.38%	95.93%	95.75%	1,035	$1,585	$1,519
Seasons of Laurel	Laurel, Maryland	1985	1,088	100.00%	95.17%	94.84%	844	1,336	1,293
Berkshires at Citrus Park	Tampa, Florida	2005	264	100.00%	95.90%	94.81%	957	1,008	961
Briarwood Village	Houston, Texas	2006	342	100.00%	95.96%	95.67%	819	830	758
Standard at Lenox Park	Atlanta, Georgia	2006	375	100.00%	96.19%	96.72%	930	1,265	1,214
Berkshires at Town Center	Towson, Maryland	2007	199	100.00%	96.21%	95.69%	835	1,460	1,374
Sunfield Lakes	Sherwood, Oregon	2007	200	100.00%	95.39%	95.39%	1,024	1,208	1,095
Executive House	Philadelphia, Pennsylvania	2008	302	100.00%	96.40%	95.69%	938	1,579	1,510
Estancia Townhomes	Dallas, Texas	2011	207	100.00%	93.71%	93.75%	1,683	2,232	2,134
2020 Lawrence (3)	Denver, Colorado	2013	231	91.08%	91.20%	50.11%	841	1,720	1,715
Pavilion Townplace	Dallas, Texas	2014	236	100.00%	91.87%	N/A	1,139	2,061	N/A
EON at Lindbergh	Atlanta, Georgia	2014	352	100.00%	95.26%	N/A	902	1,395	N/A
Elan Redmond Town Center	Redmond, Washington	2014	134	100.00%	94.78%	N/A	872	1,862	N/A
Walnut Creek (4)	Walnut Creek, California	2011	N/A	98.00%	N/A	N/A	N/A	N/A	N/A
Aura Prestonwood (4)	Dallas, Texas	2014	N/A	95.00%	N/A	N/A	N/A	N/A	N/A
Total/Average (5)			4,246		94.92%	90.84%	986	$1,503	$1,357

All properties in the above table are encumbered by mortgages as of December 31, 2014 except Elan Redmond Town Center and Walnut Creek.

(1)	Physical occupancy represents the actual number of units leased divided by the total number of units available over a period of time.

(2)	Average monthly rent rate per unit is the gross potential rent for all units less vacancy and concessions, divided by the total number of units available.

(3)
2020 Lawrence received a temporary certificate of occupancy from the City of Denver on December 12, 2012 and permission to occupy 7 of the 11 completed floors (99 units) from U.S. Department of Housing and Urban Development ("HUD") on December 24, 2012. Permission to occupy the remaining floors (132 units) was received on January 18, 2013.

(4)
Walnut Creek and Aura Prestonwood were under development as of December 31, 2014. The Company will own a 98.00% interest in Walnut Creek once fully invested. The Company has fully invested its total committed capital amount in Aura Prestonwood and owns a 95.00% interest.

(5) The Total/Average Physical Occupancy for 2013 excluding 2020 Lawrence, which was in lease-up during 2013, would be 95.37%.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the outstanding common stock of the Company, the majority of which is held by KRF Company. As of March 30, 2015, there were 0 and 3 holders of record of shares of our Class A common stock and Class B common stock, respectively. No shares of the Class A common stock have been issued as of December 31, 2014.

During 2013, the Company declared a special dividend in the amount of $0.203954 per share on August 6, 2013, of which $0.156365 per share was distributed on August 28, 2013 and $0.047589 per share was distributed on December 12, 2013.

During 2014, the Company declared and distributed a special dividend in the amount of $0.339924 per share on January 16, 2014 and January 17, 2014, respectively, and declared and distributed a special dividend in the amount of $0.186958 per share on November 4, 2014 and November 17, 2014, respectively.

The Company did not declare any regular quarterly dividends on its common stock for any quarter during 2013 or 2014 but plans to declare cash dividends on its outstanding common stock in the future as operations allow. Refer to Declaration of Dividends and Distributions in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc.

Refer to Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters herein for disclosures relating to the Company's equity compensation plans.

During the period from October 1, 2014 to December 31, 2014, no purchases of any of the Company's securities registered pursuant to Section 12 of the 34 Act, were made by or on behalf of the Company or any affiliated purchaser.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the financial position and operating results of the Company. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. for a discussion of the entities that comprise the Company. The following financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of Berkshire Income Realty, Inc. and the financial statements of the Company (including the related notes contained therein). See the "Index to Financial Statements and Financial Statement Schedules" on page 55 to this report.

Selected financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been revised to reflect the sale of Walden Pond and Gables of Texas in 2013, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill in 2012 and Glo in 2011. The operating results of Walden Pond and Gables of Texas from 2010 to 2012, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill from 2009 to 2011, Glo in 2010 have been reclassed to discontinued operations.

	Berkshire Income Realty, Inc.
	December 31,
	2014	2013	2012	2011	2010

Operating Data:
Total Revenue	$82,181,108	$80,032,130	$74,513,645	$70,687,866	$63,758,606
Depreciation	25,719,316	25,481,041	24,421,521	26,460,715	26,078,500
Loss before equity in income (loss) of unconsolidated multifamily entities	(22,084,223)	(12,364,111)	(12,920,748)	(19,189,185)	(21,082,793)
Income (loss) from continuing operations*	123,622,328	(11,475,333)	(13,189,669)	(22,619,200)	(25,163,018)
Income (loss) from discontinued operations*	(114,216)	18,684,966	42,210,823	24,541,499	(563,493)
Net income attributable to the Company	9,488,016	6,710,373	7,000,079	6,435,839	5,926,204
Net income (loss) available to common shareholders	2,787,242	9,598	299,302	(264,924)	(774,561)
Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted**	$1.98	$(0.31)	$(0.34)	$(0.50)	$(0.15)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted**	$—	$0.32	$0.55	$0.31	$(0.40)
Net income (loss) available to common shareholders per common share, basic and diluted	$1.98	$0.01	$0.21	$(0.19)	$(0.55)
Weighted average common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196	1,406,196
Distributions to noncontrolling interest partners in Operating Partnership	$30,753,610	$12,981,638	$25,146,220	$—	$—
Distributions to common shareholders	$740,900	$286,800	$573,600	$—	$—

Balance Sheet Data, at year end:
Real estate, before accumulated depreciation	$663,935,923	$623,955,057	$638,824,856	$650,262,329	$619,577,347
Real estate, after accumulated depreciation	472,942,656	381,663,433	402,999,104	422,662,237	419,531,860
Cash and cash equivalents	4,369,626	15,254,613	12,224,361	9,645,420	12,893,665
Total assets	521,672,570	427,308,914	447,178,210	468,749,642	456,866,429
Total long term obligations	479,035,408	476,775,480	479,435,998	484,748,358	476,386,979
Noncontrolling interest in properties	(25,658)	879,785	1,527,431	346,524	(191,881)
Noncontrolling interest in Operating Partnership	(19,217,779)	(102,297,937)	(89,708,267)	(76,785,818)	(65,806,083)
Stockholders' equity	29,917,012	27,870,670	28,147,872	28,422,170	28,691,012

Other Data:
Total properties (at end of year)	15	21	23	26	26
Total apartment units (at end of year)	4,246	5,499	6,055	6,787	6,781
Funds from operations (1)	2,254,358	10,907,025	10,601,772	9,604,325	6,526,029
Cash flows provided by operating activities	11,514,963	15,636,752	19,840,004	16,146,661	13,953,330
Cash flows provided by (used in) investing activities	66,891,190	16,167,623	36,375,636	(52,324,348)	3,520,272
Cash flows (used in) provided by financing activities	(89,291,140)	(28,774,123)	(53,636,699)	32,929,442	(22,536,554)

*
On April 1, 2014, the Company early adopted Accounting Standards Update ("ASU") 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge, Reserves at Arboretum and Yorktowne are not presented as part of discontinued operations and are presented in continuing operations. Discussion of property sales is included in Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 1 - Organization and Basis of Presentation

**
During 2014, the Company identified an error in the calculation of earnings per share ("EPS") from net income (loss) from continuing operations and EPS from net income (loss) from discontinued operations, in its previously reported financial statements for the years ended December 31, 2013, 2012, and 2011.  This error was a result of incorrectly adjusting net income (loss) when calculating EPS from net income (loss) from continuing operations by the improper noncontrolling interest amount and not adjusting EPS from net income (loss) from discontinued operations by the proper noncontrolling interest amount.  As noncontrolling interest related to both continuing and discontinued operations, the noncontrolling interest balance should have been allocated appropriately to continuing and discontinued operations. The Company has determined that this presentation error was not material to any prior periods as filed.  The previously issued financial statements have been revised to correct for this error. There was no impact on EPS from net income (loss) available to common shareholders.

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

The following table presents a reconciliation of net income to FFO for the years ended December 31, 2014, 2013 and 2012:

	For the years ended December 31,
	2014	2013	2012
Net income	$123,508,112	$7,209,633	$29,021,154
Add:
Depreciation of real property	22,451,389	22,207,591	22,127,308
Depreciation of real property included in results of discontinued operations	—	472,807	2,614,306
Amortization of acquired in-place leases and tenant relationships	1,518,971	5,377	68,280
Equity in loss of unconsolidated multifamily entities	—	—	268,921
Funds from operations of unconsolidated multifamily entities, net of impairments	1,105,488	1,304,723	1,100,467
Less:
Funds from operations of noncontrolling interest in properties	(623,051)	(755,803)	(1,015,799)
Gain on disposition of real estate assets	(100,106,577)	(18,648,525)	(43,582,865)
Equity in income of unconsolidated multifamily entities	(45,599,974)	(888,778)	—
Funds from Operations	$2,254,358	$10,907,025	$10,601,772

FFO for the year ended December 31, 2014 decreased as compared to FFO for the year ended December 31, 2013. The decrease in FFO is mainly attributable to the increased incentive advisory fee, acquisition costs related to Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center expensed pursuant to the guidance of Accounting Standards Codification ("ASC") 805-10, increased interest expense incurred on the Credit Facility (as defined on page 17) and loss on extinguishment of debt for properties sold during the year ended December 31, 2014. Further, the decrease in FFO is also attributable to the loss of operating income provided by assets that were sold in the second quarter of 2013 to 2014, which were partially offset by higher net operating income from the balance of the portfolio driven by higher rents and added operations from the 2020 Lawrence Project, Pavilion Townplace and EON at Lindbergh.

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

Overview

The Company is engaged primarily in the acquisition, ownership, operation, development and rehabilitation of properties in the Baltimore/Washington D.C., Southeast, Southwest, West and Northwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through the Operating Partnership, a Delaware limited partnership. The Company's wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership. As of March 30, 2015, the Company is the owner of 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company's Preferred Shares and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights for the year ended December 31, 2014 included the following:

▪
During 2014, the Company implemented its strategy to upgrade the quality of the portfolio, selling ten properties, acquiring three properties and one development property. A portion of the proceeds of the sales were used to acquire three properties in exchange transactions, under Section 1031 of the Internal Revenue Code, and to fund equity commitments of ongoing development projects.

▪
On January 16, 2014, the Company closed on a $44,000,000 mortgage loan refinancing for Berkshires of Columbia and paid off the three existing mortgages totaling $32,254,894. The refinanced mortgage bears interest at a variable rate of 2.43% above the 1-month London Inter-Bank Offered Rate ("LIBOR") and matures on February 1, 2024.

▪
On January 16, 2014, the Board authorized the general partner of the Operating Partnership to make a special distribution of $20,000,000 from proceeds of the supplemental loan on Seasons of Laurel (closed in December 2013) and the refinancing of Berkshires of Columbia to the common general and noncontrolling interest partners in Operating Partnership, which was paid on January 17, 2014. Also on January 16, 2014, the Board declared a common dividend of $0.339924 per share on the Company's Class B common stock in respect to the special distribution to the common general partner. Concurrently with the Operating Partnership distributions, the common dividend was paid from the special distribution proceeds of the common general partner on January 17, 2014.

▪
On January 21, 2014, the Company closed on a $90,000,000 line of credit with an unaffiliated lender (the "Credit Facility"). The Credit Facility is used to facilitate property acquisitions and to fund the development activities of the Company. As of December 31, 2014, the Credit Facility has a maximum commitment of $45,000,000. During the year ended December 31, 2014, the Company borrowed $116,000,000 from and repaid $75,000,000 to the Credit Facility.

▪
On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the development of Aura Prestonwood, a 322-unit multifamily apartment project in Dallas, Texas (the "Prestonwood Project"). The Company's ownership percentage in the project is 95%. Total capital committed to the venture is $12,643,500 and was fully funded as of December 31, 2014. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

•
On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and EON at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and EON at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal operating prorations and adjustments as provided for in the purchase and sale agreements. The Company acquired these properties as replacement properties in a reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge.

▪
On March 31, 2014, the Company, through its joint venture partnership in the development of the 141-unit apartment project located in Walnut Creek, California (the "Walnut Creek Project"), paid off the outstanding land loan balance of $4,828,495. The land loan was assumed on November 1, 2013 as part of the acquisition of the land for the Walnut Creek Project.

▪
On May 5, 2014, the Company completed the sale of Chisholm Place, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $15,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $7,556,301 of gain from the sale and paid off the outstanding mortgage balance of $6,734,476 from sale proceeds.

▪
On May 12, 2014, the Company completed the sale of Laurel Woods, located in Austin, Texas, to an unaffiliated buyer. The sale price of $13,200,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $9,211,973 of gain from the sale and paid off the outstanding mortgages balance of $5,473,785 from sale proceeds.

▪
On June 4, 2014, the Company completed the sale of Bear Creek, located in Dallas, Texas, to an unaffiliated buyer. The sale price of $9,500,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $5,988,770 of gain from the sale and paid off the outstanding mortgage balance of $3,676,750 from sale proceeds.

▪
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

▪
On July 16, 2014, the Company converted its ownership in Country Place I and Country Place II from a joint venture limited liability company, of which it had a 58% controlling interest, into a tenancy-in-common ("TIC") undivided ownership interest of 58% in each property. The Company discontinued the use of the consolidation method of accounting for its investment in the joint venture and adopted the equity method of accounting for its ownership interest in the properties prospectively. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 4 - Investments in Unconsolidated Multifamily Entities for additional information on the transaction.)

▪
On July 23, 2014, the Company, through the joint venture formed with the Walnut Creek project, entered into a construction loan agreement totaling up to $44,500,000 for the Walnut Creek Project. The loan has a fixed interest rate of 5.309% and matures on August 1, 2024. As of December 31, 2014, there was no outstanding balance on the loan.

▪
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

▪
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

▪
The Company used Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge as the relinquished properties in the reverse exchange transaction for Pavilion Townplace and EON at Lindbergh, under Section 1031 of the Internal Revenue Code.

▪
On October 30, 2014, the Company completed the sale of Yorktowne, located in Millersville, Maryland, to an unaffiliated buyer. The sale price of $33,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $15,992,770 of gain from the sale and paid off the outstanding mortgage balance of $20,428,916 from sale proceeds. The Company has designated Yorktowne as the relinquished property in the exchange transaction for a replacement property, under Section 1031 of the Internal Revenue Code. The proceeds from the sale of Yorktowne were deposited with a qualified intermediary and were used to close the 1031 exchange transaction for Gatehouse 75, which was acquired on March 2, 2015.

▪
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

▪
On November 7, 2014, the Company obtained a promissory note in the amount of $225,554 to fund the deposits required to close on the 2020 Lawrence loan modification as discussed below. The Company repaid $193,554 after the loan modification was closed on November 26, 2014. The note has a fixed rate of 3.25% and initially matured on December 22, 2014. The maturity date of the remaining balance of $32,000 on the note was extended to March 22, 2015 and subsequently extended to May 29, 2015.

▪
On November 14, 2014, the Company completed the sale of its interest in Country Place I and Country Place II, both located in Burtonsville, Maryland, to an unaffiliated buyer. The combined sale price of $57,300,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company sold its TIC interest in Country Place I and Country Place II in an exchange transaction under Section 1031 of the Internal Revenue Code related to the acquisition of Elan Redmond Town Center.

▪
On November 26, 2014, the Company modified the interest rate on the 2020 Lawrence mortgage. The revised rate on the mortgage was reduced to 4.45% from the previous rate of 5.00%. The maturity date of the mortgage remains the same at February 1, 2053.

▪
On December 9, 2014, the Company, through its subsidiary BIR Redmond, L.L.C., completed the acquisition of Elan Redmond Town Center, a 134-unit multifamily apartment community located in Redmond, Washington. The seller was an unaffiliated third party. The purchase price for Elan Redmond Town Center was $49,975,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company acquired Elan Redmond Town Center as a replacement property in an exchange transaction, under Section 1031 of the Internal Revenue Code, for the Company's TIC interest in Country Place I and Country Place II.

▪
During the year ended December 31, 2014, the Company received distributions of $40,984,877 from its investments in unconsolidated multifamily entities. The Company received distributions of $19,931,129 from Berkshire Multifamily Value Fund, L.P. ("BVF"), $466,667 from BIR/BVF-II NoMa JV, L.L.C. ("NoMa JV") and $20,587,081 from the TIC.

▪
Subsequent to year end, on March 2, 2015, the Company, through its subsidiary BIR Gatehouse, L.L.C., completed the acquisition of Gatehouse 75, a 99-unit multifamily apartment community located in Boston, Massachusetts. The seller was an unaffiliated third party. The purchase price for Gatehouse 75 was $54,450,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company acquired Gatehouse 75 as a replacement property in an exchange transaction under Section 1031 of the Internal Revenue Code for Yorktowne.

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

Development Strategy

The Company continues to pursue development opportunities for projects that meet the investment strategy of the Company as a means of updating and growing its portfolio. The Company seeks projects in the planning stage or projects in the early phase of construction that may require additional management expertise or new sources of capital to complete the development of the project. The Company currently utilizes and anticipates identifying joint venture partners with projects to accomplish its strategy. However, similar to the competitive challenges it faces with its acquisition strategy, the Company also faces significant competition in many of the markets where it intends to invest in development projects. To broaden the scope of its development sourcing efforts, the Company will seek joint venture partners with local market construction and operating knowledge and experience as a means of growing its development opportunities. Along with capital, the Company lends the development and operational expertise of Berkshire Advisor to the project in an effort to influence the construction of the property and subsequent operations of the completed property by the joint venture partner. We believe that this broadened approach to the development process will afford us additional opportunities to develop properties that otherwise would not exist in the highly competitive markets in which we are seeking to invest.
Financing and Capital Strategy

The Company evaluates opportunities available through joint venture relationships with institutional real estate investors on certain acquisitions in select instances. We believe this strategy allows the Company to enhance its returns on core and core-plus properties, without increasing the risk that is otherwise inherent in real estate investments. We believe a joint venture strategy allows us to acquire more properties than our current capital base would otherwise allow, thereby achieving greater diversification and a larger portfolio to support the operating overhead inherent in a public company.

On January 28, 2005, the Board approved the investment of up to $25,000,000 in, or 10% of the total equity raised by BVF. The investment was also approved by the Audit Committee. BVF, which was sponsored by our affiliate, Berkshire Advisor, was formed in August of 2005 and successfully raised equity in excess of expectations. The Company's final commitment under the subscription agreement with BVF totals $23,400,000 and the Company made all contributions of its commitment of $23,400,000 as of December 31, 2008. The Company has evaluated its investment in BVF and concluded that the investment, although subject to the requirements of ASC 810-10 "Consolidation of Variable Interest Entities", does not require the Company to consolidate the activity of BVF. Additionally, the Company has determined, pursuant to the guidance promulgated in ASC 810-20 as amended by Accounting Standards Update ("ASU") No. 2009-17, that the Company does not have a controlling interest in the BVF and is not required to consolidate the activity of BVF. The Company accounts for its investment in BVF under ASC 970-323, as an equity method investment.

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

The Company, through joint venture partnerships, has two active development projects as of December 31, 2014.

•
The Walnut Creek Project is a 141-unit multifamily apartment development project located in Walnut Creek, California. The Company will own a 98% interest in the Walnut Creek Project once fully invested and its current commitment in the joint venture is approximately $26.9 million. As of December 31, 2014, the Company has made capital contributions totaling approximately $16.6 million, or 62%, of its current capital allocation. The Company consolidates its investment in the Walnut Creek Project.

•
The Prestonwood Project is a 322-unit multifamily apartment development project located in Dallas, Texas. The Company has a 95% interest in the joint venture and has made an investment of its committed capital amount of $12.6 million in the project. The Company has no obligation to fund capital to the Prestonwood Project in excess of its commitment of capital of $12.6 million, which has been fully funded as of December 31, 2014. The Company consolidates its investment in the Prestonwood Project.

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

In making estimates of fair value for purposes of initial accounting of the purchased real estate, the Company utilizes information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also considers its own analysis of recently acquired and existing comparable properties in its portfolio, as well as independent third party appraisers where appropriate.

The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes land, building, furniture, fixtures and equipment) determined by valuing the property as if it were vacant.

Above-market and below-market in-place lease values, where appropriate, for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

The total amount of other intangible assets acquired is further allocated to in-place leases and tenant relationships, which includes other tenant relationship intangible values based on management's evaluation of the specific characteristics of the residential leases and the Company's tenant retention history. The value of in-place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases. Value of in-place leases are amortized over the remaining life of the underlying leases. Value of tenant relationships are amortized based on the straight line method of amortization over a 24-period for residential leases and up to a 72-month period for retail leases.

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

Rental property	25 to 27.5 years
Improvements	5 to 25 years
Appliances and equipment	3 to 8 years

Development of Real Estate

Costs directly associated with the development of properties are capitalized. Additionally, during the development of the project, the Company capitalizes interest, real estate taxes, insurance and project management and development fees. The Company uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, cost capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development property is considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization stops on each phase when it is considered substantially complete and ready for use and costs continue to be capitalized only on those phases under construction.

Capital Improvements

The Company's policy is to capitalize the cost of acquisitions (exclusive of transaction costs), rehabilitation and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear by the resident are expensed as incurred. Recurring capital improvements typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements. Non-recurring upgrades include kitchen and bath upgrades, new roofs, window replacements and the development of on-site fitness, business and community centers.

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on the Company's operating results.

Investments in Unconsolidated Multifamily Entities

The Company's investments in unconsolidated multifamily entities, or ownership arrangements with unaffiliated third parties, are evaluated pursuant to the requirements of ASC 810-10. Additionally, the Company determines, pursuant to the guidance promulgated in ASC 810-20 as amended by ASU No. 2009-17, if the Company has a controlling interest in the unconsolidated multifamily entities whether it is required to consolidate the activity of these entities. The Company accounts for its unconsolidated investments in accordance with ASC 970-323 as equity method investments. The investments are carried as an asset in a single line on the Consolidated Balance Sheet as "Investments in unconsolidated multifamily entities" and the Company's equity in the income or loss of the unconsolidated investments is reflected as a single line item in the Consolidated Statement of Operations as "Equity in income (loss) of unconsolidated multifamily entities".

Impairment of Long-Lived Assets

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value, such as operational performance, adverse change in the assets' physical condition, market conditions, legal and environmental concerns and the Company's intent with regard to each asset. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. The Company did not recognize an impairment loss in 2014 or 2013.

Impairment of Investments in Unconsolidated Multifamily Entities

Our investments in unconsolidated multifamily entities are reviewed for impairment periodically when events or circumstances indicating that other-than-temporary decline in the fair values below the carrying values has occurred. The ultimate realization of our investment in unconsolidated multifamily entities is dependent on a number of factors, including the performance of each investment and market and economic conditions. The Company did not recognize an other-than-temporary impairment charge in 2014 or 2013.

Corporate Governance

The Company has implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as NYSE MKT LLC corporate governance listing standards:

▪
The Company has elected annually four independent directors, Messrs. Robert Kaufman, Richard Peiser, Randolph Hawthorne and Matthew Hills, each of whom the Board determined to be independent under applicable SEC and NYSE MKT LLC rules and regulations;

▪	The Board has determined annually that Robert Kaufman, the Chairman of the Audit Committee, qualifies as an "audit committee financial expert" under applicable rules and regulations of the SEC;

▪
The Board's Audit Committee adopted the Company's Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by the Company's independent public accountants must be pre-approved;

▪
The Board's Audit Committee established "Audit Committee Complaint Procedures" for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

▪
The Board adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by the Company's directors, officers and employees and a copy of which is available upon written request addressed to the Company, c/o Investor Relations, One Beacon Street, Suite 1500, Boston, MA 02108; and

▪
The Board established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company has elected to early adopt this standard effective with the interim period beginning April 1, 2014. Prior to April 1, 2014, disposed properties are presented in discontinued operations.

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

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2014, 2013 and 2012, the Company had approximately $4,370,000, $15,255,000 and $12,224,000 of cash and cash equivalents, respectively.

	December 31,
	2014	2013	2012

Cash provided by operating activities	$11,514,963	$15,636,752	$19,840,004
Cash provided by investing activities	66,891,190	16,167,623	36,375,636
Cash used in financing activities	(89,291,140)	(28,774,123)	(53,636,699)

During the year ended December 31, 2014, the Company's cash decreased by approximately $10,885,000.

The Company's net cash flow from operating activities for the year ended December 31, 2014 decreased by $4,122,000 from the same period in 2013 primarily due to $4,438,000 lower Net Operating Income ("NOI") (see page 32 for more detail) as a result of assets that were sold in the second quarter of 2013 and during 2014 and $1,171,000 of higher interest expense primarily from the Credit Facility, partially offset by $4,229,000 of increase in cash attributable to changes in working capital.

The Company's net cash flow from investing activities for the year ended December 31, 2014 increased by $50,724,000 from the comparable period in 2013 primarily due to $191,146,000 of proceeds received from the sale of eight properties in 2014 as compared to $30,959,000 proceeds of two properties sold in 2013. Additionally, the Company received $39,403,000 of distribution proceeds from its investment in unconsolidated multifamily entities for the year ended December 31, 2014 as compared to $3,468,000 in 2013. Cash outflows for capital improvements were $41,614,000 for the year ended December 31, 2014 compared to $15,505,000 in 2013, of which $38,552,000 and $10,791,000 were for renovation and development activities, respectively. Additionally, the Company used $110,541,000 for the acquisitions of Aura Prestonwood, Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center for the year ended December 31, 2014 as compared to $314,000 for the land acquisition of Walnut Creek in 2013. The Company also deposited $11,921,000 to an escrow to be used for purchase of a replacement property for its relinquished interest in Country Place I and Country Place II in the exchange transaction under Section 1031 of the Internal Revenue Code for the year ended December 31, 2014. There was no such deposit in 2013.

The Company's cash used in financing activities for the year ended December 31, 2014 increased by $60,517,000 from the same period in 2013, due to net cash outflow for mortgage notes of $86,618,000 in 2014 compared to $7,489,000 in 2013, aggregate distributions to noncontrolling interest partners in properties and Operating Partnership of $32,841,000 in 2014 compared to $14,707,000 in 2013, and deferred financing cost paid in 2014 of $3,798,000 compared to $261,000 in 2013. The increase in cash outflow was partially offset by net borrowing from the credit facilities of $41,000,000 during year ended December 31, 2014 compared to $0 in the comparable period of 2013.

The Company's principal liquidity demands are expected to be distributions to our preferred and common shareholders and Operating Partnership unitholders based on availability of cash and approval of the Board, capital improvements, rehabilitation projects and repairs and maintenance for the properties, debt repayment, ongoing development projects and acquisition and development of additional properties within the investment restrictions placed on it by BVF III. Debt repayment in 2014 represented both normal monthly amortization of the mortgage debt and prepayments of mortgage debt related to properties sold during 2014.

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

The Company intends to meet its long-term liquidity requirements through property sales, property debt financing and refinancing, noting that possible interest rate increases could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of December 31, 2014, approximately $124,997,000 of principal, or 28.6% of the Company's outstanding mortgage debt, is due to be repaid within the next three years. During that three-year period, principal of approximately $32,000, $60,748,000 and $50,982,000 relates to loans that are due to mature and be repaid in full in 2015, 2016 and 2017, respectively. All other payments of principal during the three-year period are normal recurring monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of December 31, 2014, the Company has fixed interest rate mortgage financing on all operating properties in the portfolio, with the exception of Berkshires of Columbia and Aura Prestonwood which have variable interest rate debt. Elan Redmond Town Center has no mortgage as of December 31, 2014. The construction loan of Walnut Creek has no outstanding balance as of December 31, 2014.

Subsequent to year end, on February 27, 2015, the Company closed on $19,900,000 of first mortgage and $12,250,000 of second mortgage on Elan Redmond Town Center. The first mortgage has a fixed rate of 3.33%. The second mortgage has a variable rate of 1.99% above the 1-month LIBOR. Both first and second mortgages mature on March 1, 2022.

Also subsequent to year-end, simultaneously with the acquisition of Gatehouse 75 on March 2, 2015, the Company closed on a $36,210,000 mortgage loan to acquire the property. The loan has a fixed rate component of $21,800,000 and a variable rate component of $14,410,000. The interest rate is 3.35% and 1.95% above the 1-month LIBOR for the fixed rate component and variable rate component, respectively. The loan matures on April 1, 2022.

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company ("Credit Facility - Affiliate").  The Credit Facility - Affiliate does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of December 31, 2014 and December 31, 2013, there were no outstanding balances on the Credit Facility - Affiliate.

The Company has a $90,000,000 Credit Facility with an unaffiliated lender, which provides for a maximum commitment of $45,000,000 as of December 31, 2014. The Credit Facility is used to facilitate property acquisitions and to fund the development activities of the Company. As of December 31, 2014 and December 31, 2013, there was $41,000,000 and $0 outstanding on the Credit Facility, respectively.

Indebtedness

On November 1, 2013, the Company, through its joint venture partnership for the Walnut Creek Project, acquired the land associated with the development project. The Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014, at which point it was fully paid off.

On January 16, 2014, the Company closed on a $44,000,000 mortgage loan refinancing for Berkshires of Columbia and paid off the three existing mortgages totaling $32,254,894. The refinanced mortgage bears interest at a variable rate of 2.43% above the LIBOR and matures on February 1, 2024.

On January 22, 2014, the Company, through the joint venture for the Aura Prestonwood Project, entered into a loan agreement totaling up to $31,054,212 for the development. The loan has a variable interest rate of 2.50% above the 1-month LIBOR and matures on January 22, 2017. As of December 31, 2014, the outstanding balance on the loan was $13,742,498.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., assumed mortgage notes payable with outstanding balances of $25,571,949 and $42,000,000, respectively, in connection with acquisitions of Pavilion Townplace and EON at Lindbergh. Both mortgage notes are collateralized by the related properties. The mortgage on Pavilion Townplace has a fixed interest rate of 5.27% and matures on January 1, 2021. The mortgage on EON at Lindbergh has a fixed interest rate of 4.25% and matures on May 1, 2022. In accordance with ASC 805-10, which requires identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date, the Company determined the fair values of both mortgage notes by calculating the present value of future payments at current interest rates at acquisition. The fair values at the acquisition date for the mortgages assumed were $27,542,536 for Pavilion Townplace and $42,929,530 for EON at Lindbergh, respectively.

On July 23, 2014, the Company, through the joint venture for the Walnut Creek Project, entered into a construction loan agreement totaling up to $44,500,000 for the development. The loan has a fixed interest rate of 5.309% and matures on August 1, 2024. As of December 31, 2014, there was no outstanding balance on the loan.

On November 7, 2014, the Company obtained a promissory note in the amount of $225,554 to fund the deposits required to close on the 2020 Lawrence loan modification as discussed below. The Company repaid $193,554 after the loan modification closed on November 26, 2014. The note has a fixed rate of 3.25% and initially matured on December 22, 2014. The maturity date of the remaining balance of $32,000 on the note was extended to March 22, 2015 and subsequently extended to May 29, 2015. As of December 31, 2014, the outstanding balance on the note is $32,000.

On November 26, 2014, the Company modified the interest rate on the 2020 Lawrence mortgage. The revised rate on the mortgage was reduced to 4.45% from the previous rate of 5.00%. The maturity date of the mortgage remains the same at February 1, 2053.

Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 5 - Mortgage Notes Payable for a complete list of indebtedness of the Company.

Capital Expenditures

The Company paid $3,062,431, $4,714,207 and $4,161,686 in recurring capital expenditures during the years ended December 31, 2014, 2013 and 2012, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $38,551,622, $10,791,168 and $35,793,289 in renovation-related and development capital expenditures during the years ended December 31, 2014, 2013 and 2012, respectively. Renovation-related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management and development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

Development Projects

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity for the Walnut Creek Project, a 141-unit multifamily apartment development project located in Walnut Creek, California, which is currently in development. Once fully invested, the Company's ownership percentage will be 98%. As of December 31, 2014, the project development costs incurred were approximately $18.0 million, of the total budgeted costs of approximately $68.6 million. Total capital currently committed to the project is approximately $26.9 million. As of December 31, 2014, the Company has made capital contributions of approximately $16.6 million, or 62%, of its current total commitment. Construction began in July 2014. The Company consolidates its investment in the Walnut Creek Project.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the Prestonwood Project, a 322-unit multifamily apartment development project located in Dallas, Texas. The Company's ownership percentage in the project is 95%. As of December 31, 2014, the project development costs incurred were approximately $30.7 million, of the total budgeted costs of approximately $44.4 million. Total capital committed to the joint venture is approximately $12.6 million and is fully funded as of December 31, 2014. The construction began in the first quarter of 2014. The Company consolidates its investment in the Prestonwood Project.

The following table presents a summary of the development projects in which the Company holds direct or indirect fee simple interests:

Development Project	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date December 31, 2014 (in millions)	Anticipated Completion Date
Walnut Creek	141	846	138,370	68.6	18.0	Q3 2016
Aura Prestonwood	322	837	269,370	44.4	30.7	Q4 2015
Total / Average	463	842	407,740	$113.0	$48.7

(1)	Includes retail space of 19,017 sq ft at the Walnut Creek Project.

Pursuant to terms of the mortgage debt on certain properties in the Company's portfolio, lenders require the Company to fund repair or replacement escrow accounts. The funds in the escrow accounts are disbursed to the Company upon completion of the required repairs or renovations activities. The Company is required to provide the lender with documentation evidencing the completion of the repairs, which in some cases, are subject to inspection by the lender. Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 12 - Commitments and Contingencies.

The Company's capital budgets for 2015 anticipate spending approximately $12,358,000 for ongoing capital needs. As of December 31, 2014, the Company has not committed to any new significant rehabilitation projects.

Off-Balance Sheet Arrangements

For its investment in BVF, the Company made capital contributions in the amount of $23,400,000 during the investment period of BVF. As of December 31, 2014, the Company has made 100% of its commitment to BVF. The Company has no obligation to make any additional contributions of capital to BVF.

For its investment in NoMa JV, the Company made capital contributions in the amount of $14,520,000. As of December 31, 2014, the Company had invested 100% of its total committed capital. The Company has no obligation to make any additional contributions of capital to NoMa JV.

As of December 31, 2014, the Company did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations, other than those discussed above.

Acquisitions and Dispositions

Discussion of acquisitions for the year ended December 31, 2014

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the Prestonwood Project to build a 322-unit multifamily apartment community located in Dallas, Texas. The Company's ownership percentage in the project is 95%. Total capital committed to the joint venture is $12,643,500 and is fully funded as of December 31, 2014. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas and EON at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and EON at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal operating prorations and adjustments as provided for in the purchase and sale agreements. The Company acquired these properties as replacement properties in a reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge.

On December 9, 2014, the Company, through its subsidiary BIR Redmond, L.L.C., completed the acquisition of Elan Redmond Town Center, a 134-unit multifamily apartment community located in Redmond, Washington. The seller was an unaffiliated third party. The purchase price for Elan Redmond Town Center was $49,975,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company acquired Elan Redmond Town Center as the replacement property, under Section 1031 of the Internal Revenue Code, for the Company's TIC interest in Country Place I and Country Place II.

ASC 805-10 requires that identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed was as follows:

	Aura Prestonwood	Pavilion Townplace	EON at Lindbergh	Elan Redmond Town Center	Total
Asset acquired:
Multifamily apartment communities	$8,302,960	$57,201,053	$64,056,966	$48,823,413	$178,384,392
Acquired in-place leases and tenant relationships	—	769,534	872,564	1,096,416	2,738,514
Deferred leasing costs	—	—	—	55,171	55,171
Prepaid and other assets	100,000	296,013	236,508	—	632,521
Total assets acquired	$8,402,960	$58,266,600	$65,166,038	$49,975,000	$181,810,598

Liabilities assumed:
Accrued expenses	$—	$309,154	$201,997	$25,488	$536,639
Tenant security deposit liability	—	119,808	121,454	19,992	261,254
Mortgage notes payable	—	27,542,536	42,929,530	—	70,472,066
Total liabilities assumed	$—	$27,971,498	$43,252,981	$45,480	$71,269,959

Discussion of dispositions for the year ended December 31, 2014

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

On July 16, 2014, the Company converted its ownership in Country Place I and Country Place II from a joint venture limited liability company, of which it had a 58% controlling interest, into a TIC undivided ownership interest of 58% in each property. The Company discontinued the use of the consolidation method of accounting for its investment in the joint venture and adopted the equity method of accounting for its ownership interest in the properties prospectively. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 4 - Investments in Unconsolidated Multifamily Entities for additional information on the transaction.)

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

The Company used Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge as the relinquished properties in the reverse exchange transaction for Pavilion Townplace and EON at Lindbergh, under Section 1031 of the Internal Revenue Code.

On October 30, 2014, the Company completed the sale of Yorktowne, located in Millersville, Maryland, to an unaffiliated buyer. The sale price of $33,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $15,992,770 of gain from the sale and paid off the outstanding mortgage balance of $20,428,916 from sale proceeds. The Company has designated Yorktowne as the relinquished property in the exchange transaction for a replacement property, under Section 1031 of the Internal Revenue Code. The proceeds from the sale of Yorktowne were deposited with a qualified intermediary and were used to close the 1031 exchange transaction for Gatehouse 75, which was acquired on March 2, 2015.

On November 14, 2014, the Company completed the sale of its interest in Country Place I and Country Place II, both located in Burtonsville, Maryland, to an unaffiliated buyer. The combined sale price of $57,300,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company sold its TIC interest in Country Place I and Country Place II in an exchange transaction under Section 1031 of the Internal Revenue Code for Elan Redmond Town Center.

Contractual Obligations and Other Commitments

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") formed with the Operating Partnership's subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020") and JB 2020, LLC, entered into a financing agreement with the State of Colorado (the "Colorado Energy Loan"), for $1,250,000 to be used for inclusion of energy efficient components in the construction of JV 2020 Lawrence's multifamily apartment building ("2020 Lawrence Project"). The Colorado Energy Loan has a fixed interest rate of 5.00% and a maturity date of June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by HUD in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of December 31, 2014 and 2013, the outstanding balance on the Colorado Energy Loan was $1,250,000.

The Company expects to continue to take advantage of the low interest rate mortgage environment as it acquires additional properties. The Company expects to use leverage up to 75% of the fair market value on an aggregated portfolio basis.

The primary obligations of the Company relate to its borrowings under the mortgage notes payable. The $436,785,408 in mortgage notes payable has varying maturities ranging from one to 39 years. The following table summarizes our contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter
Long Term Debt Obligations (1)	$4,397,551	$64,595,695	$56,004,143	$17,158,868	$5,370,886	$289,258,265
Interest Payments (2)	22,300,169	21,142,255	17,229,646	15,571,140	14,629,943	84,456,379
Capital Lease Obligations	—	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—	—
Purchase Obligations (3)	—	—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP (1)	18,545	38,493	40,442	42,489	44,640	1,065,391
Interest Payments on Other Long-Term Liabilities Reflected on Balance Sheet under GAAP (2)	62,243	61,098	59,149	57,101	54,950	127,237

(1)
Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms as summarized in Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 5 - Mortgage Notes Payable and Note 8 - Note Payable - Other.

(2)	Interest payments represent amounts expected to be incurred on outstanding debt as of December 31, 2014.

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

Market Environment

During 2014, the multifamily sector has continued to exhibit improved performance and strong fundamentals on a national basis due to sustained higher rent levels and continued stable occupancies due to ongoing favorable apartment unit supply and demand mix. Reduced levels of new unit construction in recent years and home ownership rates have driven demand in the apartment sector in recent years resulting in a national vacancy rate near its 10-year low. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction volumes remaining strong in recent years.

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

For the years ended December 31, 2014 and 2013, the Company’s aggregate dividends on the Class B common stock totaled $740,900 and $286,800, respectively. There were no dividends payable to the Class B common stockholders as of December 31, 2014 or 2013.

The Company's policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Year ended December 31, 2014 (1)				Year ended December 31, 2013 (1)
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	2,450	972	$1,346	$23	2,762	958	$1,177	$9
Renewed leases	2,382	983	1,346	—	2,689	958	1,202	—

(1)	Represents data for all properties including those acquired or disposed of during the year.

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the year through December 31, 2014. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during 2014, the financial statements show considerable changes in revenue and expenses from period to period, and thus its period-to-period financial data is not comparable. Therefore, the comparison of operating results for the years ended December 31, 2014 and 2013 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

NOI falls within the definition of a "non-GAAP financial measure" as stated in Item 10(e) of Regulation S-K promulgated by the SEC and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP.  The Company believes NOI is a measure of operating results that is useful to investors to analyze the performance of a real estate company because it provides a direct measure of the operating results of the Company's properties. The Company also believes it is a useful measure to facilitate the comparison of operating performance among competitors. The calculation of NOI requires classification of income statement items between operating and non-operating expenses, where operating items include only those items of revenue and expense which are directly related to the income producing activities of the properties. We believe that to achieve a more complete understanding of the Company's performance, NOI should be compared with our reported net income (loss). Management uses NOI to evaluate the operating results of properties without reflecting the effect of capital decisions such as the issuance of mortgage debt and investments in capital items, in turn these capital decisions have an impact on interest expense and depreciation and amortization.

The most directly comparable financial measure of our NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the statement of operations. For the years ended December 31, 2014, 2013 and 2012, the net income was $123,508,112, $7,209,633 and $29,021,154, respectively. A reconciliation of our NOI to net income for the years ended December 31, 2014, 2013 and 2012 are presented as part of the following tables on pages 32 and 37.

Comparison of year ended December 31, 2014 to the year ended December 31, 2013

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2014 and 2013. The Same Property Portfolio consists of the nine properties acquired or placed in service on or prior to January 1, 2013 and owned through December 31, 2014. The Total Property Portfolio includes entity level expenses and financing costs as well as the effect of the acquisitions of three properties, Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center, the sales of eight properties, Chisholm, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge, Reserves at Arboretum and Yorktowne and the change in ownership structure of Country Place I and Country Place II and subsequent sale during the year ended December 31, 2014 and the completion of the 2020 Lawrence Project and sales of two properties, Walden Pond and Gables of Texas, during the year ended December 31, 2013. (The 2013 and 2014 activity for Walden Pond and Gables of Texas has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Year ended December 31,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$48,311,697	$46,508,511	$1,803,186	3.88%
Utility reimbursement and other	4,366,459	4,095,609	270,850	6.61%
Total revenue	52,678,156	50,604,120	2,074,036	4.10%

Operating Expenses:
Operating	11,227,689	11,094,055	133,634	1.20%
Maintenance	3,078,502	3,060,884	17,618	0.58%
Real estate taxes	4,928,128	4,821,395	106,733	2.21%
General and administrative	—	—	—	—%
Management fees	2,267,083	2,024,914	242,169	11.96%
Incentive advisory fees	—	—	—	—%
Total operating expenses	21,501,402	21,001,248	500,154	2.38%

Net Operating Income	31,176,754	29,602,872	1,573,882	5.32%

Non-operating expenses:
Depreciation	15,343,818	15,706,362	(362,544)	(2.31)%
Interest, inclusive of amortization of deferred financing fees	17,404,748	17,092,943	311,805	1.82%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	—	5,378	(5,378)	(100.00)%
Total non-operating expenses	32,748,566	32,804,683	(56,117)	(0.17)%

Net loss	$(1,571,812)	$(3,201,811)	$1,629,999	50.91%

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	Total Property Portfolio
	Year ended December 31,
	2014	2013	Increase/ (Decrease)	% Change
Revenue:
Rental	$74,525,374	$73,191,622	$1,333,752	1.82%
Utility reimbursement and other	7,655,734	6,840,508	815,226	11.92%
Total revenue	82,181,108	80,032,130	2,148,978	2.69%

Operating Expenses:
Operating	19,651,436	18,433,143	1,218,293	6.61%
Maintenance	4,541,209	4,516,367	24,842	0.55%
Real estate taxes	8,676,000	7,677,392	998,608	13.01%
General and administrative	2,863,965	2,504,227	359,738	14.37%
Management fees	5,161,658	4,824,959	336,699	6.98%
Incentive advisory fees	6,142,782	2,494,013	3,648,769	146.30%
Total operating expenses	47,037,050	40,450,101	6,586,949	16.28%

Net Operating Income	35,144,058	39,582,029	(4,437,971)	(11.21)%

Non-operating expenses:
Depreciation	25,719,316	25,481,041	238,275	0.94%
Interest, inclusive of amortization of deferred financing fees	27,630,370	26,459,722	1,170,648	4.42%
Loss on extinguishment of debt	2,359,624	—	2,359,624	100.00%
Amortization of acquired in-place leases and tenant relationships	1,518,971	5,377	1,513,594	28,149.41%
Total non-operating expenses	57,228,281	51,946,140	5,282,141	10.17%

Loss before equity in income of unconsolidated multifamily entities	(22,084,223)	(12,364,111)	(9,720,112)	(78.62)%

Equity in income of unconsolidated multifamily entities	45,599,974	888,778	44,711,196	5,030.64%

Gain on disposition of real estate assets	100,106,577	—	100,106,577	100.00%

Discontinued operations*	(114,216)	18,684,966	(18,799,182)	(100.61)%

Net income	$123,508,112	$7,209,633	$116,298,479	1,613.10%

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge, Reserves at Arboretum and Yorktowne are not presented as part of discontinued operations. Discussion of property sales is included in Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 1 - Organization and Basis of Presentation.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the year ended December 31, 2014 in comparison to the same period in 2013. The increase in rental revenue is mainly attributable to increase in rental rates. Average 2014 monthly rental rates of $1,308 per apartment unit increased by 3.32% over the 2013 rent rate of $1,266, attributing to an increase of approximately $1,627,000 in rental revenue. Average physical occupancy for the 2014 Same Property Portfolio was 95.65%, above the 2013 average of 95.37%, attributing to approximately $176,000 increase in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Year ended December 31,
	2014	2013	Increase/ (Decrease)	% Change
Rental
Market rent	$51,412,078	$49,784,950	$1,627,128	3.27%
Occupancy	(3,100,381)	(3,276,439)	176,058	5.37%
Total Rental	$48,311,697	$46,508,511	$1,803,186	3.88%

Utility reimbursement and other revenue

Utility reimbursement and other revenue for the Same Property Portfolio increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013, due primarily to increased utility reimbursements as a result of higher utility expenses for the applicable billing periods, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Year ended December 31,
	2014	2013	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$2,265,923	$2,117,105	$148,818	7.03%
Other	2,100,536	1,978,504	122,032	6.17%
Total Utility reimbursement and other	$4,366,459	$4,095,609	$270,850	6.61%

Operating Expenses

Operating

Operating expenses of the Same Property Portfolio increased for the year ended December 31, 2014 as compared to the same period of 2013. Utilities expenses were higher due to a cold winter. Property related general and administrative expenses increased as a result of higher state income taxes at Executive House located in Philadelphia and higher property-related legal expenses at Standard at Lenox Park. The increase in operating expenses was offset by the gain recognized on fixed assets that were replaced as a result of insurance-related events, lower insurance expense due to overall reduction in the Company's claims and overall improvement in the risk profile of the Company's portfolio, lower payroll expense primarily due to lower health insurance costs as a result of lower claims.

The following table breaks out the major components of operating expenses:

	Same Property Portfolio
	Year ended December 31,
	2014	2013	Increase/ (Decrease)	% Change
Operating
Payroll	$4,588,367	$4,637,188	$(48,821)	(1.05)%
Utilities	3,553,415	3,378,035	175,380	5.19%
Insurance	934,691	993,444	(58,753)	(5.91)%
Property-related G&A	1,334,356	1,218,601	115,755	9.50%
Leasing	519,388	503,225	16,163	3.21%
Advertising	351,056	363,129	(12,073)	(3.32)%
Gain on fixed assets replacement	(91,560)	(32,355)	(59,205)	(182.99)%
Other	37,976	32,788	5,188	15.82%
Total Operating	$11,227,689	$11,094,055	$133,634	1.20%

Maintenance

Maintenance expenses of the Same Property Portfolio increased slightly for the year ended December 31, 2014 as compared to the same period of 2013, mainly due to increases in snow removal and repairs. The increases were partially offset by reduced spending on painting primarily as a result of interior renovation at Seasons.

The table below breaks out the major components of maintenance expenses:

	Same Property Portfolio
	Year ended December 31,
	2014	2013	Increase/ (Decrease)	% Change
Maintenance
Pool service	$134,858	$131,866	$2,992	2.27%
Exterminating	109,873	104,470	5,403	5.17%
Landscaping	448,830	449,557	(727)	(0.16)%
Supplies	46,474	47,775	(1,301)	(2.72)%
Cleaning	524,888	527,317	(2,429)	(0.46)%
Snow removal	76,279	19,862	56,417	284.04%
Painting	522,097	602,297	(80,200)	(13.32)%
Repairs	721,986	704,078	17,908	2.54%
Other	493,217	473,662	19,555	4.13%
Total Maintenance	$3,078,502	$3,060,884	$17,618	0.58%

Real Estate Taxes

Real estate taxes of the Same Property Portfolio increased for the year ended December 31, 2014 from the comparable period of 2013 as a result of increased tax assessments and tax rates. The Company continues to challenge the assessed values of its properties where appropriate and appeals increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.

Management Fees

Management fees of the Same Property Portfolio increased for the year ended December 31, 2014 compared to the same period of 2013 as a result of an increase in total revenue of the operating properties and prior period adjustment of $158,361.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio decreased for the year ended December 31, 2014 as compared to the same period of the prior year. The decrease is a result of assets that have been fully depreciated, partially offset by the additions to the basis of fixed assets in the portfolio driven by normal recurring and non-recurring capital improvements.

Interest, inclusive of amortization of deferred financing fees

Interest expense of the Same Property Portfolio for the year ended December 31, 2014 increased over the comparable period of 2013 primarily due to higher interest expenses incurred on the supplemental loan at Seasons of Laurel that closed in December 2013 and higher loan balance and change in interest rate cap on the refinanced Berkshires of Columbia mortgage. The increase was partially offset by lower interest rate for the Berkshires of Columbia mortgage as it was refinanced to variable interest debt in January 2014.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place leases and tenant relationships of the Same Property Portfolio decreased for the year ended December 31, 2014 as compared to the same period in 2013. The decrease is related to the completion of amortization of the acquired-in-place lease and tenant relationships intangible assets recorded at acquisition and amortized over a 24-month period, which did not extend into the year ended December 31, 2014.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the year ended December 31, 2014 as compared to the year ended December 31, 2013 are also due to the fluctuations in actual properties owned during the comparative periods.

Total revenue increased mainly due to revenue from Pavilion Townplace of approximately $4,120,000 and EON at Lindbergh of approximately $4,574,000, which were acquired in the first quarter of 2014, in addition to increase in rental revenue of approximately $2,052,000 due to higher occupancy at 2020 Lawrence as the property was in lease-up period throughout 2013 after the construction was completed in the first quarter of 2013. The increase was partially offset by loss in revenue from properties sold during 2014 totaled approximately $11,042,000.

The increase in total operating expense was primarily attributable to addition of operating expenses for Pavilion Townplace, EON at Lindbergh and 2020 Lawrence, increased incentive advisory fees and acquisition costs related to Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center expensed pursuant to the guidance of ASC 805-10. Increase in incentive advisory fees is due to increase in value of the Company and participant vesting. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 16 - Related Party Transactions on page 85 for further discussion on incentive advisory fees.) Non-operating expenses increased mainly due to increased interest expenses incurred on the Credit Facility, Pavilion Townplace, EON at Lindbergh and 2020 Lawrence, loss on extinguishment of debt (prepayment penalty) for properties sold during the year ended December 31, 2014, and amortization of acquired in-place leases and tenant relationships of Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center. Equity in income of unconsolidated multifamily entities increased primarily as a result of the Company's share of gain on property sale recorded at the unconsolidated limited partnership and limited liability companies. Gain on disposition of real estate assets increased as a result of gain recognized on the sale of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge, Reserves at Arboretum and Yorktowne.

Comparison of year ended December 31, 2013 to the year ended December 31, 2012

The tables below reflect selected operating information for the Same Property Portfolio and the Total Property Portfolio for the years ended December 31, 2013 and 2012. The Same Property Portfolio consists of the nine properties acquired or placed in service on or prior to January 1, 2012 and owned through December 31, 2014. The Total Property Portfolio includes entity level expenses and financing costs as well as the effect of the completion of the 2020 Lawrence Project and sales of two properties, Walden Pond and Gables of Texas, during the year ended December 31, 2013 and the sale of five properties, Arboretum, Arrowhead, Moorings, Riverbirch and Silver Hill during the year ended December 31, 2012. (The 2012 and 2013 activity for Arboretum, Arrowhead, Moorings, Riverbirch, Silver Hill, Walden Pond and Gables of Texas has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$46,508,511	$44,763,559	$1,744,952	3.90%
Utility reimbursement and other	4,095,609	3,793,184	302,425	7.97%
Total revenue	50,604,120	48,556,743	2,047,377	4.22%

Operating Expenses:
Operating	11,094,055	11,046,690	47,365	0.43%
Maintenance	3,060,884	2,970,448	90,436	3.04%
Real estate taxes	4,821,395	4,470,163	351,232	7.86%
General and administrative	—	—	—	—%
Management fees	2,024,914	1,934,835	90,079	4.66%
Incentive advisory fees	—	—	—	—%
Total operating expenses	21,001,248	20,422,136	579,112	2.84%

Net Operating Income	29,602,872	28,134,607	1,468,265	5.22%

Non-operating expenses:
Depreciation	15,706,362	17,023,067	(1,316,705)	(7.73)%
Interest, inclusive of amortization of deferred financing fees	17,092,943	17,405,001	(312,058)	(1.79)%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	5,378	68,280	(62,902)	(92.12)%
Total non-operating expenses	32,804,683	34,496,348	(1,691,665)	(4.90)%

Net loss	$(3,201,811)	$(6,361,741)	$3,159,930	49.67%

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

	Total Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Revenue:
Rental	$73,191,622	$68,545,521	$4,646,101	6.78%
Utility reimbursement and other	6,840,508	5,968,124	872,384	14.62%
Total revenue	80,032,130	74,513,645	5,518,485	7.41%

Operating Expenses:
Operating	18,433,143	17,585,096	848,047	4.82%
Maintenance	4,516,367	4,396,133	120,234	2.73%
Real estate taxes	7,677,392	6,845,669	831,723	12.15%
General and administrative	2,504,227	2,424,966	79,261	3.27%
Management fees	4,824,959	4,642,323	182,636	3.93%
Incentive advisory fees	2,494,013	3,113,100	(619,087)	(19.89)%
Total operating expenses	40,450,101	39,007,287	1,442,814	3.70%

Net Operating Income	39,582,029	35,506,358	4,075,671	11.48%

Non-operating expenses:
Depreciation	25,481,041	24,421,521	1,059,520	4.34%
Interest, inclusive of amortization of deferred financing fees	26,459,722	23,937,305	2,522,417	10.54%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	5,377	68,280	(62,903)	(92.13)%
Total non-operating expenses	51,946,140	48,427,106	3,519,034	7.27%

Loss before equity in income (loss) of unconsolidated multifamily entities	(12,364,111)	(12,920,748)	556,637	4.31%

Equity in income (loss) of unconsolidated multifamily entities	888,778	(268,921)	1,157,699	430.50%

Gain on disposition of real estate assets	—	—	—	—%

Discontinued Operations	18,684,966	42,210,823	(23,525,857)	(55.73)%

Net income	$7,209,633	$29,021,154	$(21,811,521)	(75.16)%

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue for the Same Property Portfolio increased for the year ended December 31, 2013 in comparison to the same period in 2012. The increase in rental revenue is mainly attributable to increase in rental rates. Average 2013 monthly rental rates of $1,266 per apartment unit increased by 3.52% over the 2012 rent rate of $1,223, attributing to an increase of approximately $1,789,000 in rental revenue. Average physical occupancy for 2013 and 2012 Same Property Portfolio of 95% resulted in a slight decrease in revenue of approximately $44,000. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets has allowed the Company to implement rent increases at properties while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Rental
Market rent	$49,784,950	$47,996,240	$1,788,710	3.73%
Occupancy	(3,276,439)	(3,232,681)	(43,758)	(1.35)%
Total Rental	$46,508,511	$44,763,559	$1,744,952	3.90%

Utility reimbursement and other revenue

Utility reimbursement and other revenue for the Same Property Portfolio increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012, due primarily to the continued use of utility bill back programs, increased fees charged to tenants and potential tenants, including pet fees, redecorating fees, late fees and other similar revenue items.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$2,117,105	$1,898,051	$219,054	11.54%
Other	1,978,504	1,895,133	83,371	4.40%
Total Utility reimbursement and other	$4,095,609	$3,793,184	$302,425	7.97%

Operating Expenses

Operating

Operating expenses of the Same Property Portfolio increased for the year ended December 31, 2013 as compared to the same period of 2012. Higher payroll was primarily due to increased health insurance costs as a result of higher claims and retirement matching in 2013 compared to 2012. Higher property insurance expenses across the Same Property Portfolio were primarily due to higher premium on property and general liability insurance. Changes in gain on fixed assets replacement was primarily due to the level of insurance related incidents in 2013 as compared to 2012. These increases were partially offset by savings in property general and administrative cost mainly from reduced state income taxes at Executive House. Reduced other expenses was primarily a result of lower expenses on corporate rental.

The table below breaks out the major components of operating expenses:

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Operating
Payroll	$4,637,188	$4,463,656	$173,532	3.89%
Utilities	3,378,035	3,388,725	(10,690)	(0.32)%
Insurance	993,444	942,818	50,626	5.37%
Property-related G&A	1,218,601	1,404,324	(185,723)	(13.23)%
Leasing	503,225	526,964	(23,739)	(4.50)%
Advertising	363,129	361,643	1,486	0.41%
Gain on fixed assets replacement	(32,355)	(135,205)	102,850	76.07%
Other	32,788	93,765	(60,977)	(65.03)%
Total Operating	$11,094,055	$11,046,690	$47,365	0.43%

Maintenance

Maintenance expenses of the Same Property Portfolio increased for the year ended December 31, 2013 as compared to the same period of 2012, mainly due to higher costs in repairs due to higher unit turnover costs in an effort to make units as attractive as possible and to maintain occupancy, partially offset by reduced spending on landscaping and cleaning. Management continues to employ a proactive maintenance rehabilitation strategy at its apartment communities and considers the strategy an effective program that preserves, and in some cases, increases occupancy levels through improved consumer appeal of the apartment communities, from both an interior and exterior perspective.

The table below breaks out the major components of maintenance expenses:

	Same Property Portfolio
	Year ended December 31,
	2013	2012	Increase/ (Decrease)	% Change
Maintenance
Pool service	$131,866	$123,813	$8,053	6.50%
Exterminating	104,470	114,209	(9,739)	(8.53)%
Landscaping	449,557	482,945	(33,388)	(6.91)%
Supplies	47,775	40,868	6,907	16.90%
Cleaning	527,317	533,889	(6,572)	(1.23)%
Snow removal	19,862	16,914	2,948	17.43%
Painting	602,297	607,761	(5,464)	(0.90)%
Repairs	704,078	587,416	116,662	19.86%
Other	473,662	462,633	11,029	2.38%
Total Maintenance	$3,060,884	$2,970,448	$90,436	3.04%

Real Estate Taxes

Real estate taxes of the Same Property Portfolio increased for the year ended December 31, 2013 from the comparable period of 2012 as a result of increased tax assessment and tax rates. The Company continues to challenge the assessed values of its properties where appropriate and appeals increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.

Management Fees

Management fees of the Same Property Portfolio increased for the year ended December 31, 2013 compared to the same period of 2012 as a result of an increase in total revenue of the operating properties.

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

Interest, inclusive of amortization of deferred financing fees

Interest expense for the year ended December 31, 2013 decreased over the comparable period of 2012 primarily due to reduced principal balances at most properties as a result of mortgage principal amortization. Additionally, one property that extended its mortgage loans elected variable interest rates, which were lower than rates previously in place on those loans.

Amortization of acquired in-place leases and tenant relationships

Amortization of acquired in-place leases and tenant relationships of the Same Property Portfolio decreased for the year ended December 31, 2013 as compared to the same period in 2012. The decrease is related to the completion of amortization of the acquired-in-place lease and tenant relationships intangible assets recorded at acquisition and amortized over a 24-month period, which did not extend into the year ended December 31, 2013.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the year ended December 31, 2013 as compared to the year ended December 31, 2012 are also due to the fluctuations in the actual properties owned during the comparative periods. Total revenue and operating expenses increased mainly due to the construction completion of the 2020 Lawrence Project during the first quarter of 2013, as the property had no revenue and expenses were capitalized during most of 2012 while the property was in development. The increase in total operating expense was partially offset by decreased incentive advisory fees. (Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 16 - Related Party Transactions on page 85 for further discussion.) Equity in income (loss) of unconsolidated multifamily entities increased primarily as a result of the Company's share of gain on property sale recorded at the unconsolidated limited partnership.

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

The following table presents scheduled principal and related weighted average interest rates by expected maturity dates for the Company's long term debt as of December 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Fixed rate debt
Fixed rate mortgage notes payable	$4,397,551	$64,595,695	$41,637,887	$16,410,359	$4,622,377	$247,379,042	$379,042,911	$422,204,000
Fixed rate note payable - other (2)	18,545	38,493	40,442	42,489	44,640	1,065,391	1,250,000	1,374,000
Average interest rate (1)	5.29%	5.29%	5.24%	5.14%	5.08%	5.09%	5.29%
Total fixed rate debt	$4,416,096	$64,634,188	$41,678,329	$16,452,848	$4,667,017	$248,444,433	$380,292,911	$423,578,000
Variable rate debt
Variable rate mortgage notes payable	$—	$—	$14,366,256	$748,509	$748,509	$41,879,223	$57,742,497	$59,992,000
Variable rate Credit Facility	—	—	41,000,000	—	—	—	41,000,000	41,000,000
Average interest rate (1)	3.30%	3.30%	3.30%	2.58%	2.58%	2.58%	3.30%
Total variable rate debt	$—	$—	$55,366,256	$748,509	$748,509	$41,879,223	$98,742,497	$100,992,000
Total long term debt	$4,416,096	$64,634,188	$97,044,585	$17,201,357	$5,415,526	$290,323,656	$479,035,408	$524,570,000

(1)	Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

(2)	Relates to the Colorado Energy Loan as described in Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 8 - Note Payable - Other.

The level of outstanding long term debt of $479,035,408 at December 31, 2014 was higher than the December 31, 2013 balance of outstanding debt of $476,775,480. As of December 31, 2014 and 2013, respectively, the Company had $380,292,911 and $431,825,363 of fixed interest rate debt outstanding. The average interest rate on the fixed rate debt decreased to 5.29% at December 31, 2014 from 5.66% at December 31, 2013. As of December 31, 2014 and 2013, respectively, the Company had $98,742,497 and $44,950,117 of variable interest rate debt outstanding. The average interest rate on the variable interest debt increased to 3.30% at December 31, 2014 from 2.55% at December 31, 2013.

At December 31, 2014, all properties were encumbered by mortgage debt except Elan Redmond Town Center and Walnut Creek.

The Company manages its interest rate risk on mortgage debt by monitoring the capital markets and the related changes in prevailing mortgage debt interest levels. Financing on new acquisitions, if applicable, is obtained at prevailing market rates while mortgage debt interest rates on existing properties is monitored to determine if refinancing at current prevailing rates would be appropriate. The Company continues to take advantage of opportunities to acquire long term debt at favorable interest rates via first mortgage refinancing, supplemental mortgage financing and assumption of debt with favorable terms pursuant to the acquisition of new properties.

The level of market interest rate risk remained relatively consistent from December 31, 2013 to December 31, 2014 as evidenced by the stability in the multifamily housing mortgage interest rates over the same period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 55 to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, with oversight and input from the Company's principal executive officer and principal financial officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2014. The Company's management based its assessment on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)), identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2014 that affected, or were reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and directors are as follows:

Name and Age	Position or Offices Held

Charles B. Leitner, III (54)	Chairman of the Board of Directors, President and Principal Executive Officer
Randolph G. Hawthorne (65)	Director
Matthew Hills (54)	Director
Robert M. Kaufman (65)	Director
Michael Krupp (36)	Director
Richard Krupp (35)	Director
Richard B. Peiser (66)	Director
David E. Doherty (46)	Senior Vice President and Principal Financial Officer
Mary Beth Bloom (41)	Senior Vice President and Secretary
Jack Dent (53)	Vice President
Elvira Hadzihasanovic (37)	Vice President

Charles B. Leitner, III, Chairman of the Board, President and Principal Executive Officer of Berkshire Income Realty, Inc. since May 6, 2014. Mr. Leitner is currently President of Berkshire Group, responsible for overseeing Berkshire’s operations and investment activity. Mr. Leitner most recently served as Chairman and CEO of the ULI Greenprint Center for Building Performance from 2010-2013, and as a member of the advisory board for SVP Global from 2012-2013. Prior to Greenprint and SVP, Mr. Leitner spent 24 years at RREEF from 1988-2012, a global real estate investment management business and a division of Deutsche Asset Management, where he held roles including Global Head and Chief Executive of RREEF. Prior to RREEF, Mr. Leitner held positions with GE Capital and TIAA-CREF from 1983-1988. He holds a Bachelor of Arts degree from the University of Pennsylvania.

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

Matthew Hills, Director of Berkshire Income Realty, Inc. since May 6, 2014. Mr. Hills is a Managing Director of LLM Capital Partners since 2007, where he is responsible for sourcing and closing investments, and working with leadership teams of portfolio companies to develop and execute growth strategies. Prior to his tenure at LLM, Mr. Hills was Senior Partner of BG Affiliates from 1996-2005, the private equity group within Berkshire Group, and the Chief Planning Officer of Berkshire Group. He also has held managerial and consultant positions with The LEK Partnership from 1990-1993, Drexel Burnham Lambert from 1987-1990 and Bain & Company from 1982-1985. Mr. Hills holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Brandeis University.

Robert M. Kaufman, Director of Berkshire Income Realty, Inc. since October 15, 2002. Mr. Kaufman is currently the President and Chief Operating Officer of Oakley Investment, Inc., a private investment firm, a role he has held since April 2012, and a role he formerly held from 2003 through 2007. He was the Senior Vice President and Chief Operating Officer of Outcome Sciences,

Inc. (sold to Quintiles Transnational Holdings, Inc.) from April 1, 2007 through April 1, 2012. Mr. Kaufman was a founder and the Chief Executive Officer of Medeview, Inc., a healthcare technology company, from 2000-2002. From 1996-1999, Mr. Kaufman served as Chief Executive Officer of a senior housing company known as Carematrix Corp. and in 1999 served as a consultant to Carematrix Corp. Prior to that, Mr. Kaufman worked for Coopers & Lybrand, LLP (now known as PwC LLP), an international accounting and consulting firm, from 1972-1996. During his tenure at Coopers & Lybrand, he was a partner from 1982-1996 primarily servicing real estate and healthcare industry clients and served as a member of the National Board of Partners. In addition, while a partner at Coopers & Lybrand, Mr. Kaufman was a member of the Mergers and Acquisitions and Real Estate Groups, the Associate Chairman of the National Retail and Consumer Products Industry Group and was a National Technical Consulting Partner. Mr. Kaufman received his Bachelor of Arts degree from Colby College and his Master of Business Administration degree from Cornell University.

Richard Krupp, Director of Berkshire Income Realty, Inc. since May 6, 2014. Mr. Krupp is Co-Founder and Managing Partner of Pierpoint Capital, a New York City-based growth equity firm, since 2013. He has over a decade of investment and portfolio management experience. Prior to Pierpoint, Mr. Krupp was a Senior Acquisitions Associate at Berkshire Property Advisors from 2011-2013 where he was responsible for executing investments in multifamily mortgage pools. He has also held roles at Berkshire Asset Management from 2010-2011 and American Property Financing from 2006-2007. Mr. Krupp holds a Bachelor of Arts degree from Boston University.

Michael Krupp, Director of Berkshire Income Realty, Inc. since May 6, 2014. Mr. Krupp is also Assistant Vice President of Portfolio Management of Berkshire Group, an affiliate of Berkshire Income Realty, Inc. Mr. Krupp is Co-Owner of Area Four restaurants in the Boston area since 2010 and has experience in the restaurant, retail, and real estate industries. Prior to Area Four, Mr. Krupp was proprietor of The Achilles Project/Persephone from 2007-2009, one of Boston’s only mixed-use retail and restaurant spaces, and was also formerly an Acquisitions Analyst for Berkshire Property Advisors from 2005-2007. He also has held positions at Metropolitan Valuation Services from 2003-2005 and KTR Newmark in 2003. Mr. Krupp holds an undergraduate degree from Boston University.

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

David E. Doherty, Senior Vice President and Principal Financial Officer of Berkshire Income Realty, Inc. since April 1, 2013. Mr. Doherty is also Managing Director and Head of Portfolio Performance and Reporting of Berkshire Group, an affiliate of Berkshire Income Realty, Inc., where he is responsible for accounting, financial reporting and investor servicing. Mr. Doherty joined Berkshire as Assistant Controller in December 1995 and served as Assistant Controller and Controller from December 1997 through February 2010 where he was responsible for accounting and financial reporting for several Berkshire real estate funds, both publicly and privately held. From 1991-1995, Mr. Doherty served as a Senior Associate in business assurance at Coopers & Lybrand, LLP (now known as PwC LLP), an international accounting and consulting firm, where he specialized in the real estate and investment company industries. He received a Bachelor of Science degree in Business Administration from the University of Notre Dame and was licensed as a Certified Public Accountant.

Mary Beth Bloom, Senior Vice President and Secretary of Berkshire Income Realty, Inc. since August 9, 2005. Ms. Bloom is also Managing Director and Head of Legal and Compliance of Berkshire Group, holding primary responsibility for the coordination and delivery of all legal services to Berkshire and its affiliates. She has served as Senior Vice President and General Counsel to Berkshire since 2005. From 2000-2005, Ms. Bloom served as the Assistant General Counsel to Berkshire and from 2003-2005, she served as Assistant Secretary to Berkshire Income Realty, Inc. Prior to joining Berkshire, Ms. Bloom was an attorney with John Hancock Financial Services. She received a Bachelor of Arts from the College of the Holy Cross and a Juris Doctor from New England School of Law. Ms. Bloom is admitted to practice law in Massachusetts and New York and is a member of the American, Massachusetts and New York Bar Associations.

Jack Dent, Vice President of Berkshire Income Realty, Inc. since May 11, 2009. Mr. Dent is also Managing Director of Portfolio Management of Berkshire Group, an affiliate of Berkshire Income Realty, Inc. Since joining Berkshire Group in 2007, he has been responsible for asset and portfolio management. Before joining Berkshire, Mr. Dent served as Chief Executive Officer of Sagebrush Capital Holdings from 2006-2007, and as President of Village Green Management Company from 2002-2006. He has also held senior roles at JPI Partners, LLC from 1999-2002 and Insignia Financial Group from 1994-1999. Mr. Dent has served on the Board of Directors of the National Multifamily Housing Council and on the Board of Directors of the Greater Cincinnati/Northern Kentucky Apartment Association. Mr. Dent received a Bachelor of Science degree from Washington and Lee University.

Elvira Hadzihasanovic, Vice President of Berkshire Income Realty, Inc. since March 26, 2013. Ms. Hadzihasanovic is also Vice President and Fund Controller of Berkshire Group, an affiliate of Berkshire Income Realty, Inc., responsible for accounting, financial reporting and performance reporting for Berkshire's funds. She joined Berkshire in 2011 and previously held the role of Assistant Controller. Ms. Hadzihasanovic previously served as Senior Manager at PwC LLP within the Boston Asset Management/Real Estate practice providing audit services and operational compliance reviews for public REITs and private real estate investment advisors. She received an undergraduate degree in Accounting from Northeastern University and is a Certified Public Accountant and a member of Massachusetts Society of CPAs.

The Board has determined that Robert Kaufman, Randolph Hawthorne, Richard Peiser and Matthew Hills, a majority of our directors, are independent under applicable SEC and NYSE MKT rules and regulations (the "Independent Directors"). Mr. Kaufman, Mr. Hawthorne and Mr. Peiser act as the Company's Audit Committee. The Board has determined that Mr. Kaufman qualifies as an “audit committee financial expert” under applicable SEC rules and regulations.

The Company does not currently have a nominating committee as the Board has determined, given its relatively small size, that Robert Kaufman, Randolph Hawthorne, Richard Peiser and Matthew Hills shall perform this function. Nominees for positions on the Board are identified and recommended by a majority of the Independent Directors on the Board (as defined in the NYSE Amex Equities listing requirements). Director candidates, including directors up for re-election and those nominated by shareholders entitled to vote for the election of directors, are considered based upon various criteria, including broad-based business and professional skills and experience, personal integrity, sound business judgment, community involvement, and time available to devote to Board activities. The 7 nominees approved by the Board are directors standing for re-election. The Company has not paid a fee to any third party to identify, evaluate or assist in identifying or evaluating potential nominees. The Board did not receive a director candidate recommendation from a shareholder that beneficially owned more than 5% of the Company's common voting shares or from a group of shareholders that beneficially owned, in the aggregate, more than 5% of the Company's common voting shares. The Board will consider director candidates recommended by shareholders entitled to vote for the election of directors.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports furnished to the Company or written representations from the Company's directors, executive officers and 10% stockholders during or with respect to the fiscal year ended December 31, 2014, none of the Company's directors, executive officers and 10% stockholders failed to file on a timely basis any reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11.    EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee as the Board has determined that such a committee is unnecessary, in light of the fact that, except for our Independent Directors identified above, our executive officers and directors are not compensated by us for their services to us as officers and directors. However, certain of our officers and directors are compensated by our advisor, Berkshire Advisor, for their services to Berkshire Advisor. The Company has no employees under any employment or other agreement either formal or implied. The Company pays Berkshire Advisor, an affiliate, incentive advisory, property, asset management, construction management and acquisition fees for services related to the management of the Company. The Company also reimburses Berkshire Advisor for the salaries of employees of Berkshire Advisor who work directly at our properties and allocate a portion of its corporate level personnel expense to the Company on the basis of an employee's time spent on duties and activities performed. The Company does not bear risk associated with compensation policies and practices of employees as employee related costs incurred by Berkshire Advisor are limited to the fixed management fees or cost reimbursements paid by the Company. Refer to Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 16 - Related Party Transactions for additional information.

The Company reimbursed Berkshire Advisor for cash basis compensation paid to its named executive officers. No other compensation or benefits are paid to named executive officers whose salaries are reimbursed by the Company. The Company does not reimburse for benefits. Cash basis compensation paid to named executive officers and reimbursed by the Company totaled $118,207 and $85,598 for the years ended December 31, 2014 and 2013, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

N/A	N/A	$—	$—	$—	$—	$—	$—	$—	$—
		$—	$—	$—	$—	$—	$—	$—	$—

The Board has determined that Robert Kaufman, Randolph Hawthorne, Richard Peiser and Matthew Hills, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. The Board has determined that the all directors will be compensated at the rate of $40,000 per year, payable in cash, for their service as directors and receive reimbursement for their travel expenses incurred in connection with Board services. There were no other arrangements to compensate the directors for Board or committee involvement in 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our equity securities as of December 31, 2014 by (1) each person who is known by us to beneficially own five percent or more of any class of our equity securities, (2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. The address for each of the persons named in the table is One Beacon Street, Suite 1500, Boston, Massachusetts 02108.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Class B Common Stock	Douglas Krupp	1,346,873	(2)	96%
Class B Common Stock	George Krupp	1,346,873	(2)	96%
Class B Common Stock	Michael Krupp	1,346,873	(2)	96%
Class B Common Stock	Richard Krupp	1,346,873	(2)	96%
Class B Common Stock	Douglas Krupp 1980 Family Trust	1,346,873	(3)	96%
Class B Common Stock	George Krupp 1980 Family Trust	1,346,873	(4)	96%
Class B Common Stock	Krupp Family Limited Partnership-94	1,346,873	(2)	96%
Class B Common Stock	KRF Company	1,283,313		91%
Class B Common Stock	David J. Olney	59,323	(5)	4%
Class B Common Stock	All directors and executive officers as a group	1,406,196	(6)	100%
Preferred Shares	Michael Krupp	3,981	(7)	*
Preferred Shares	Richard Krupp	3,981	(8)	*
Preferred Shares	Berkshire Companies Limited Partnership	3,981		*
Preferred Shares	Robert M. Kaufman	20,158	(9)	1%
Preferred Shares	Randolph G. Hawthorne	4,600		*
Preferred Shares	Richard B. Peiser	2,955		*
Preferred Shares	David E. Doherty	1,014	(10)	*
Preferred Shares	Mary Beth Bloom	1,150		*
Preferred Shares	David J. Olney	700	(5)	*
Preferred Shares	All directors and executive officers as a group	34,558	(11)	1%
* - Represents less than 1% of preferred shares outstanding.

(1)	c/o The Berkshire Group, One Beacon Street, Suite 1500, Boston, MA 02108.

(2)
Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. By virtue of its interest in KRF Company, Krupp Family Limited Partnership-94 is deemed to beneficially own the 1,283,313 shares of Class B common stock owned by KRF Company. The general partners of Krupp Family Limited Partnership-94 are Douglas Krupp and George Krupp, who each own 50% of the general partnership interests in Krupp Family Limited Partnership-94. By virtue of their interests in the Krupp Family Limited Partnership-94, Douglas Krupp, George Krupp, Michael Krupp and Richard Krupp may each be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company and Krupp Family Limited Partnership-94. Michael Krupp and Richard Krupp are directors of the Company. Douglas Krupp and George Krupp are former directors of the Company.

(3)
Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The Douglas Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in Krupp Family Limited Partnership-94, Douglas Krupp 1980 Family Trust may be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company. The trustee of the Douglas Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Richard Krupp.

(4)
Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94. The Krupp Family Limited Partnership-94 owns 100% of the limited liability company interests in KRF Company. The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in Krupp Family Limited Partnership-94. By virtue of its interest in Krupp Family Limited Partnership-94, George Krupp 1980 Family Trust may be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company. The trustee of the George Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 1,346,873 shares of Class B common stock owned by KRF Company; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Michael Krupp.

(5)
David J. Olney owns 59,323 shares of Class B common stock and 500 shares of Preferred Shares of the Company. Additionally, 200 shares of the Preferred Shares are owned by Mr. Olney's spouse and may be deemed to be beneficially owned by Mr. Olney.

(6)
Includes 1,283,313 shares owned by KRF Company and 63,560 shares owned by Krupp Family Limited Partnership-94 that may be deemed to be beneficially owned by Richard Krupp and Michael Krupp, as described in Footnote (2) plus the shares owned by David Olney.

(7)
Includes 3,981 of the Preferred Shares owned by Berkshire Companies Limited Partnership ("BCLP"). KELP-1987 owns 100% of the limited partnership interests in BCLP. George Krupp 1980 Family Trust owns 27.93% of the limited partnership interests in KELP-1987. By virtue of its interest in George Krupp 1980 Family Trust, Michael Krupp may be deemed to beneficially own the 3,981 shares of the Preferred Shares owned by BCLP. The trustee of the George Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 3,981 shares of the Preferred Shares owned by BCLP; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Michael Krupp.

(8)
Includes 3,981 of the Preferred Shares owned by BCLP. KELP-1987 owns 100% of the limited partnership interests in BCLP. Douglas Krupp 1980 Family Trust owns 27.93% of the limited partnership interests in KELP-1987. By virtue of its interest in Douglas Krupp 1980 Family Trust, Richard Krupp may be deemed to beneficially own the 3,981 shares of the Preferred Shares owned by BCLP. The trustee of the Douglas Krupp 1980 Family Trust is Robert Dombroff. The trustee controls the power to dispose of the assets of the trust and thus may be deemed to beneficially own the 3,981 shares of the Preferred Shares owned by BCLP; however, the trustee disclaims beneficial ownership of all of those shares that are or may be deemed to be beneficially owned by Richard Krupp.

(9)
Robert M. Kaufman does not own shares of Class B common stock. Mr. Kaufman does own 19,822 shares of the Preferred Shares of the Company. Additionally, 336 shares of the Preferred Shares are owned Mr. Kaufman's spouse and may be deemed to be beneficially owned by Mr. Kaufman.

(10)	David E. Doherty does not own shares of Class B common stock. Mr. Doherty does own 1,014 shares of the Preferred Shares of the Company.

(11)
Includes 3,981 shares owned by BCLP that may be deemed to be beneficially owned by Michael Krupp and Richard Krupp, as described in Footnotes (7) and (8) plus all shares owned by the other directors and officers listed in the preceding table.

Under our charter, we are authorized to issue 10,000,000 shares of our common stock, of which 5,000,000 shares have been classified as Class A common stock and 5,000,000 shares have been classified as Class B common stock. As of December 31, 2014 and 2013, we had 1,406,196 shares of our Class B common stock outstanding, the majority of which is owned by KRF Company, and no outstanding shares of Class A common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 about shares of our equity securities outstanding and available for issuance under equity compensation plans. The Company does not have equity securities outstanding or available for issuance under an equity compensation plan as of December 31, 2014.

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

Management Fees

We have entered into an Advisory Services Agreement with Berkshire Advisor. Douglas Krupp, together with his brother George Krupp (formerly directors of the Company and former Chairman of the Board), indirectly own all of the member interests in Berkshire Advisor. Under the Advisory Services Agreement, the Company pays Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to the management agreement, of the purchase price of real estate properties owned by us, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP including renovation of new construction costs, costs of acquisition or other items paid or received that would be considered an adjustment to basis. The purchase price does not include acquisition fees and capital costs of a recurring nature. Berkshire Advisor may propose adjustments to the asset management fee, subject to the approval of the Audit Committee.

The asset management fees payable to Berkshire Advisor are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company's Preferred Shares have been paid. Berkshire Advisor earned asset management fees of $1,617,707, $1,631,954 and $1,649,259 during the years ended December 31, 2014, 2013 and 2012, respectively. The amounts in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties. As of December 31, 2014 and 2013, respectively, $404,142 and $816,126 of the asset management fees are payable to Berkshire Advisor. In addition to the maximum fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an incentive advisory fee based on increases in the value of the Company, as explained below, not subject to the $1,600,000 maximum as detailed below.

On November 12, 2009, the Audit Committee of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment") pursuant to Berkshire Advisor's Supplemental Long Term Incentive Plan (the "Supplemental Plan"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value ("Base Value").  The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, of the increase in fair value of the Company above the Base Value.  On May 12, 2014, the Audit Committee of the Company approved an amendment to the Supplemental Plan which allows reissuance of previously forfeited or settled carried interests. The Company has recorded $6,142,782, $2,494,013 and $3,113,100 of incentive advisory fees during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, the accrued liability of $13,698,562 and $8,289,617, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets. Payments from the Company to Berkshire Advisor approximate the amounts Berkshire Advisor pays to the Supplemental Plan participants. Payments to the Supplemental Plan participants by Berkshire Advisor pursuant to the Supplemental Plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid. The Company made $733,837, $838,657 and $383,119 of incentive advisory fee payments during the year ended December 31, 2014, 2013 and 2012, respectively.

During 2014, 2013 and 2012, Berkshire Advisor acted as property manager for most of the properties in the portfolio under property management agreements between the Company and Berkshire Advisor. Under the property management agreements, Berkshire Advisor is entitled to receive a property management fee, payable monthly, equal to 4% of the gross rental receipts, including rentals and other operating income, received each month with respect to all managed properties. The total amount of property management fees paid or accrued to Berkshire Advisor under the property management agreements was $3,407,126, $3,200,276 and $3,448,399 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, respectively, $284,662 and $519,780 of the 2014 and 2013 property management fees are payable to Berkshire Advisor.

Berkshire Advisor is also entitled to receive an acquisition fee equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company. Berkshire Advisor may propose adjustments to the acquisition fee, subject to the approval of the Audit Committee.

Berkshire Advisor received acquisition fees for 2014, 2013 and 2012 as follows:

	Acquisition Fees
	2014	2013	2012

Pavilion Townplace	560,000	—	—
EON at Lindbergh	640,000	—	—
Elan Redmond Town Center	499,750	—	—
	$1,699,750	$—	$—

The Company pays a construction management fee to Berkshire Advisor for services related to the management and oversight of renovation and rehabilitation projects at its properties. The Company paid or accrued $652,416, $253,392 and $194,737 in construction management fees for the year ended December 31, 2014, 2013 and 2012, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees are based on the project’s development and construction costs. During the years ended December 31, 2014, 2013 and 2012, the Company incurred fees totaling $242,947, $97,695 and $278,820, respectively on the 2020 Lawrence Project, the Walnut Creek Project and the Prestonwood Project. The Company did not incur any development fees on the NoMa Project to BRD for the years ended December 31, 2014, 2013 and 2012.

The Company also reimburses Berkshire Advisor for administrative services for our operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property employee salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company. Expense reimbursements paid were $252,577, $213,084 and $180,758 for the years ended December 31, 2014, 2013 and 2012, respectively. Salary reimbursements paid were $8,093,687, $8,753,851 and $9,749,185 for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition to the fees listed above, the unconsolidated multifamily entities paid construction management fees of $130,897, $644,014 and $783,248, property management fees of $3,098,375, $5,243,005 and $5,348,359 and asset management fees of $2,401,881, $3,804,320 and $4,008,469 to Berkshire Advisor for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Director Independence

The Board has determined that Robert Kaufman, Randolph Hawthorne, Richard Peiser and Matthew Hills, a majority of our directors, are independent under applicable SEC and NYSE Amex Equities rules and regulations. Robert Kaufman, Randolph Hawthorne and Richard Peiser act as the Company's Audit Committee, which does not include any non-independent directors of the Company.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP, was $564,000 and $442,900 for the years ended December 31, 2014 and 2013, respectively, for the audit of the Company's annual financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our independent registered public accounting firm, PricewaterhouseCoopers, LLP, was $0 and $0 for the years ended December 31, 2014 and 2013, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, LLP, was $59,600 and $57,850 for the years December 31, 2014 and 2013, respectively, for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers, LLP, was $0 and $0 for the years ended December 31, 2014 and 2013, respectively.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See "Index to Financial Statements and Financial Statement Schedules" on page 55 to this report.

(b)	Exhibits:
Number and Description Under Regulation S-K

3.1	Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

3.2	By laws of the Registrant (Incorporated by reference to Exhibit No. 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98571)).

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

10.23
Purchase and Sale Agreement between JLB EON LLC as Seller and Berkshire Property Advisors, L.L.C. as Purchaser dated December 9, 2013 (Incorporated by reference to Exhibit No. 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 3, 2014).

10.24
Assignment and Assumption of Purchase and Sale Agreement between Berkshire Property Advisors, L.L.C. as Assignor to Berkshire Income Realty-OP, L.P. as Assignee (Incorporated by reference to Exhibit No. 2.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 3, 2014).

10.25
Purchase and Sale Agreement between CHHC PAVILION, L.P. as Seller and Berkshire Property Advisors, L.L.C. as Purchaser dated December 9, 2013 (Incorporated by reference to Exhibit No. 2.3 to the Registrant's Current Report on Form 8-K filed with the SEC on June 3, 2014).

10.26
Assignment and Assumption of Purchase and Sale Agreement between Berkshire Property Advisors, L.L.C. as Assignor to Berkshire Income Realty-OP, L.P. as Assignee (Incorporated by reference to Exhibit No. 2.4 to the Registrant's Current Report on Form 8-K filed with the SEC on June 3, 2014).

10.27
Sale and Purchase Agreement between Redmond 133 LLC as Seller and Berkshire Income Realty-OP, L.P. as Purchaser dated November 25, 2014 (Incorporated by reference to Exhibit No. 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 15, 2014).

10.28
Reinstatement and Amendment to Purchase and Sale Agreement between Redmond 133 LLC as Seller and Berkshire Income Realty-OP, L.P. as Purchaser dated December 3, 2014 (Incorporated by reference to Exhibit No. 99.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 15, 2014).

10.29
Press Release dated December 17, 2014 - "Berkshire Income Realty, Inc. Acquires Elan Redmond Town Center" (Incorporated by reference to Exhibit No. 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 17, 2014).

10.30
Press Release dated March 3, 2015 - "Berkshire Income Realty, Inc. Expands Boston Presence With Acquisition of Gatehouse 75" (Incorporated by reference to Exhibit No. 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 5, 2015).

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

101.
The following materials from Berkshire Income Realty, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Berkshire Income Realty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Income Realty, Inc. and subsidiaries (the "Company") at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations in 2014.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2015

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Multifamily apartment communities, net of accumulated depreciation of $190,993,267 and $242,291,624, respectively	$472,942,656	$381,663,433
Cash and cash equivalents	4,369,626	15,254,613
Cash restricted for tenant security deposits	1,202,884	1,321,895
Restricted cash held in escrow for 1031 exchange	11,920,578	—
Replacement reserve escrow	1,425,007	1,121,258
Prepaid expenses and other assets	8,807,199	10,675,302
Investments in unconsolidated multifamily entities	14,078,222	14,294,474
Acquired in-place leases and tenant relationships, net of accumulated amortization of $1,518,971 and $0, respectively	1,219,543	—
Deferred expenses, net of accumulated amortization of $2,239,550 and $2,953,066, respectively	5,706,855	2,977,939
Total assets	$521,672,570	$427,308,914

LIABILITIES AND DEFICIT

Liabilities:
Mortgage notes payable	$436,785,408	$475,525,480
Credit Facility (Note 7)	41,000,000	—
Note payable - other	1,250,000	1,250,000
Due to affiliates, net	3,085,668	2,454,167
Due to affiliate, incentive advisory fees	13,698,562	8,289,617
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	12,889,999	10,968,053
Tenant security deposits	1,451,751	1,531,472
Total liabilities	510,998,995	500,856,396

Commitments and contingencies (Note 12)	—	—

Equity (deficit):
Noncontrolling interest in properties (Note 14)	(25,658)	879,785
Noncontrolling interest in Operating Partnership (Note 15)	(19,217,779)	(102,297,937)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at December 31, 2014 and 2013, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at December 31, 2014 and 2013, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Accumulated deficit	(40,307,880)	(42,354,222)
Total equity (deficit)	10,673,575	(73,547,482)

Total liabilities and equity (deficit)	$521,672,570	$427,308,914

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2014	2013	2012
Revenue:
Rental	$74,525,374	$73,191,622	$68,545,521
Utility reimbursement	3,695,364	3,441,604	2,954,366
Other	3,960,370	3,398,904	3,013,758
Total revenue	82,181,108	80,032,130	74,513,645
Expenses:
Operating	19,651,436	18,433,143	17,585,096
Maintenance	4,541,209	4,516,367	4,396,133
Real estate taxes	8,676,000	7,677,392	6,845,669
General and administrative	2,863,965	2,504,227	2,424,966
Management fees	5,161,658	4,824,959	4,642,323
Incentive advisory fees	6,142,782	2,494,013	3,113,100
Depreciation	25,719,316	25,481,041	24,421,521
Interest, inclusive of amortization of deferred financing fees	27,630,370	26,459,722	23,937,305
Loss on extinguishment of debt	2,359,624	—	—
Amortization of acquired in-place leases and tenant relationships	1,518,971	5,377	68,280
Total expenses	104,265,331	92,396,241	87,434,393
Loss before equity in income (loss) of unconsolidated multifamily entities	(22,084,223)	(12,364,111)	(12,920,748)
Equity in income (loss) of unconsolidated multifamily entities	45,599,974	888,778	(268,921)
Gain on disposition of real estate assets	100,106,577	—	—
Income (loss) from continuing operations	123,622,328	(11,475,333)	(13,189,669)
Discontinued operations:
Income (loss) from discontinued operations	(114,216)	36,441	(1,372,042)
Gain on disposition of real estate assets, net	—	18,648,525	43,582,865
Net income (loss) from discontinued operations	(114,216)	18,684,966	42,210,823
Net income	123,508,112	7,209,633	29,021,154
Net income attributable to noncontrolling interest in properties	(186,328)	(107,292)	(9,797,304)
Net income attributable to noncontrolling interest in Operating Partnership (Note 15)	(113,833,768)	(391,968)	(12,223,771)
Net income attributable to the Company	9,488,016	6,710,373	7,000,079
Preferred dividend	(6,700,774)	(6,700,775)	(6,700,777)
Net income available to common shareholders	$2,787,242	$9,598	$299,302
Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted	$1.98	$(0.31)	$(0.34)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$—	$0.32	$0.55
Net income available to common shareholders per common share, basic and diluted	$1.98	$0.01	$0.21
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests -Properties	Noncontrolling Interests - Operating Partnership	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	2,978,110	$70,210,830	1,406,196	$14,062	$(41,802,722)	346,524	(76,785,818)	$(48,017,124)
Net income	—	—	—	—	7,000,079	9,797,304	12,223,771	29,021,154
Contributions	—	—	—	—	—	400,065	—	400,065
Distributions	—	—	—	—	(573,600)	(9,016,462)	(25,146,220)	(34,736,282)
Distributions to preferred shareholders	—	—	—	—	(6,700,777)	—	—	(6,700,777)
Balance at December 31, 2012	2,978,110	70,210,830	1,406,196	14,062	(42,077,020)	1,527,431	(89,708,267)	(60,032,964)
Net income	—	—	—	—	6,710,373	107,292	391,968	7,209,633
Contributions	—	—	—	—	—	670,505	—	670,505
Distributions	—	—	—	—	(286,800)	(1,425,443)	(12,981,638)	(14,693,881)
Distributions to preferred shareholders	—	—	—	—	(6,700,775)	—	—	(6,700,775)
Balance at December 31, 2013	2,978,110	70,210,830	1,406,196	14,062	(42,354,222)	879,785	(102,297,937)	(73,547,482)
Net income	—	—	—	—	9,488,016	186,328	113,833,768	123,508,112
Contributions	—	—	—	—	—	665,447	—	665,447
Distributions	—	—	—	—	(740,900)	(2,087,044)	(30,753,610)	(33,581,554)
Change in noncontrolling interest due to deconsolidation of real estate	—	—	—	—	—	329,826	—	329,826
Distributions to preferred shareholders	—	—	—	—	(6,700,774)	—	—	(6,700,774)
Balance at December 31, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(40,307,880)	$(25,658)	$(19,217,779)	$10,673,575

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$123,508,112	$7,209,633	$29,021,154
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs	1,038,408	641,809	586,792
Amortization of acquired in-place leases and tenant relationships	1,518,971	5,377	68,280
Amortization of fair value premium on mortgage debt	(316,859)	—	—
Loss on derivative financial instrument	208,766	—	—
Depreciation	25,719,316	26,045,630	27,484,139
Deferred costs	(60,289)	(149,115)	—
Loss on extinguishment of debt	97,891	3,807	83,235
Equity in (income) loss of unconsolidated multifamily entities	(45,599,974)	(888,778)	268,921
Gain on real estate assets related to involuntary conversion	(138,754)	—	—
Gain on disposition of real estate assets	(100,106,577)	(18,648,525)	(43,582,865)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	(218,781)	66,457	(52,794)
Prepaid expenses and other assets	214,240	870,664	2,240,870
Due to/from affiliates	598,124	(992,293)	2,201,313
Due to affiliates, incentive advisory fees	5,408,945	1,655,356	2,729,981
Accrued expenses and other liabilities	(1,938,014)	(488,671)	(1,209,022)
Distributions of return on investments in unconsolidated multifamily entities	1,581,438	305,401	—
Net cash provided by operating activities	11,514,963	15,636,752	19,840,004

Cash flows from investing activities:
Capital improvements	(41,614,053)	(15,505,375)	(39,954,975)
Acquisition of multifamily apartment communities	(110,540,639)	(314,288)	—
Earnest money deposits on acquisition	2,000,000	(2,000,000)	—
Proceeds from sale of multifamily apartment communities	191,146,270	30,958,927	75,376,290
Interest earned on replacement reserve deposits	(785)	(618)	(2,633)
Deposit to restricted cash held in escrow for 1031 exchange	(11,920,578)	—	—
Deposits to replacement reserve escrow	(302,964)	(175,981)	(167,180)
Withdrawals from replacement reserve escrow	—	42,131	545,020
Distributions from investments in unconsolidated multifamily entities	39,403,439	3,468,002	1,400,150
Investments in unconsolidated multifamily entities	—	(305,175)	(821,036)
Deconsolidation of real estate	(1,279,500)	—	—
Net cash provided by investing activities	66,891,190	16,167,623	36,375,636

Cash flows from financing activities:
Borrowings from mortgage notes payable	57,968,052	12,980,663	28,621,545
Principal payments on mortgage notes payable	(5,513,666)	(5,636,390)	(5,270,328)
Repayments of mortgage notes payable	(139,071,895)	(14,833,286)	(29,022,538)
Borrowings from Credit Facility - Affiliate	—	1,627,000	1,691,000
Principal payments on Credit Facility - Affiliate	—	(1,627,000)	(10,040,422)
Borrowings from Credit Facility	116,000,000	—	—
Principal payments on Credit Facility	(75,000,000)	—	—
Borrowings from note payable - other	—	—	1,250,000
Deferred financing costs	(3,797,760)	(260,959)	(128,962)
Derivative financial instrument	(258,990)	—	—
Contributions from noncontrolling interest holders in properties	665,447	670,505	400,065
Distributions to noncontrolling interest holders in properties	(2,087,044)	(1,725,443)	(8,716,462)
Distributions to noncontrolling interest partners in Operating Partnership	(30,753,610)	(12,981,638)	(25,146,220)
Distributions to common shareholders	(740,900)	(286,800)	(573,600)

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Distributions to preferred shareholders	(6,700,774)	(6,700,775)	(6,700,777)
Net cash used in financing activities	(89,291,140)	(28,774,123)	(53,636,699)

Net increase (decrease) in cash and cash equivalents	(10,884,987)	3,030,252	2,578,941
Cash and cash equivalents at beginning of period	15,254,613	12,224,361	9,645,420
Cash and cash equivalents at end of period	$4,369,626	$15,254,613	$12,224,361

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$27,613,382	$26,434,005	$25,060,420
Capitalization of interest	1,282,631	504,266	2,654,194

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	3,858,661	183,596	4,265,639
Dividends declared and payable to preferred shareholders	837,607	837,607	837,607
Tax distribution payable	—	—	300,000
Mortgage debt assumed	70,472,066	4,828,495	—
Write-off of fully amortized acquired in-place leases and tenant relationships	—	605,079	—
Write-off of fully amortized deferred financing costs	—	432,119	—

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(178,384,392)	$(5,600,000)	$—
Acquired in-place leases	(2,738,514)	—	—
Deferred costs	(55,171)	—	—
Prepaid expenses and other assets	(632,521)	—	—
Liabilities acquired:
Accrued expenses	536,639	457,217	—
Tenant security deposit liability	261,254	—	—
Mortgage assumed	70,472,066	4,828,495	—
Net cash used for acquisition of multifamily apartment communities	$(110,540,639)	$(314,288)	$—

Sale of real estate:
Gross selling price	$194,200,000	$31,500,000	$76,625,000
Cost of sale	(3,053,730)	(541,073)	(1,248,710)
Cash flows from sale of real estate assets	$191,146,270	$30,958,927	$75,376,290

Deconsolidation of real estate due to change in ownership structure:
Change in multifamily apartment communities, net of accumulative depreciation	$15,667,726	$—	$—
Change in prepaid expenses and other assets	475,362	—	—
Change in investments in unconsolidated multifamily entities	4,831,349	—	—
Change in deferred expenses, net of accumulative amortization	15,557	—	—
Change in mortgage notes payable	(22,277,770)	—	—
Change in due to affiliates, net	33,377	—	—
Change in accrued expenses and other liabilities	(351,744)	—	—
Change in tenant security deposits, net	(3,183)	—	—
Change in noncontrolling interest in properties	329,826	—	—
Decrease in cash due to deconsolidation of real estate	$(1,279,500)	$—	$—

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Properties

A summary of the multifamily apartment communities in which the Company owns an interest at December 31, 2014 and 2013 is presented below:

			Total # of Units		Ownership Interest
			as of December 31,		as of December 31,
Description	Location	Year Acquired	2014 (Unaudited)	2013 (Unaudited)	2014	2013

Berkshires of Columbia	Columbia, Maryland	1983	316	316	91.38%	91.38%
Seasons of Laurel	Laurel, Maryland	1985	1,088	1,088	100.00%	100.00%
Berkshires at Citrus Park	Tampa, Florida	2005	264	264	100.00%	100.00%
Briarwood Village	Houston, Texas	2006	342	342	100.00%	100.00%
Standard at Lenox Park	Atlanta, Georgia	2006	375	375	100.00%	100.00%
Berkshires at Town Center	Towson, Maryland	2007	199	199	100.00%	100.00%
Sunfield Lakes	Sherwood, Oregon	2007	200	200	100.00%	100.00%
Executive House	Philadelphia, Pennsylvania	2008	302	302	100.00%	100.00%
Estancia Townhomes	Dallas, Texas	2011	207	207	100.00%	100.00%
2020 Lawrence (1)	Denver, Colorado	2013	231	231	91.08%	91.08%
Pavilion Townplace	Dallas, Texas	2014	236	N/A	100.00%	N/A
EON at Lindbergh	Atlanta, Georgia	2014	352	N/A	100.00%	N/A
Elan Redmond Town Center	Redmond, Washington	2014	134	N/A	100.00%	N/A
Walnut Creek (2)	Walnut Creek, California	2011	N/A	N/A	98.00%	98.00%
Aura Prestonwood (2)	Dallas, Texas	2014	N/A	N/A	95.00%	N/A
Laurel Woods (3)	Austin, Texas	2004	N/A	150	N/A	100.00%
Bear Creek (3)	Dallas, Texas	2004	N/A	152	N/A	100.00%
Bridgewater (3)	Hampton, Virginia	2004	N/A	216	N/A	100.00%
Reserves at Arboretum (3)	Newport News, Virginia	2009	N/A	143	N/A	100.00%
Country Place I (4)	Burtonsville, Maryland	2004	N/A	192	N/A	58.00%
Country Place II (4)	Burtonsville, Maryland	2004	N/A	120	N/A	58.00%
Yorktowne (3)	Millersville, Maryland	2004	N/A	216	N/A	100.00%
Berkshires on Brompton (3)	Houston, Texas	2005	N/A	362	N/A	100.00%
Lakeridge (3)	Hampton, Virginia	2005	N/A	282	N/A	100.00%
Chisholm Place (3)	Dallas, Texas	2006	N/A	142	N/A	100.00%
Total			4,246	5,499

All of the properties in the above table are encumbered by mortgages as of December 31, 2014 except Elan Redmond Town Center and Walnut Creek.

(1)
2020 Lawrence received a temporary certificate of occupancy from the City of Denver on December 12, 2012 and permission to occupy 7 of the 11 completed floors (99 units) from U.S. Department of Housing and Urban Development ("HUD") on December 24, 2012. Permission to occupy the remaining floors (132 units) was received on January 18, 2013.

(2)
Walnut Creek and Aura Prestonwood were under development as of December 31, 2014. The Company will own a 98.00% interest in Walnut Creek once fully invested. The Company has fully invested its total committed capital amount in Aura Prestonwood and owns a 95.00% interest.

(3)	Properties were sold during the year ended December 31, 2014.

(4)
The Company discontinued the use of the consolidation method of accounting for its investment in Country Place I and Country Place II as a result of change in ownership structure and sold the properties during the year ended December 31, 2014. See Note 4 - Investments in Unconsolidated Multifamily Entities.

Discussion of acquisitions for the years ended December 31, 2014, 2013 and 2012

On November 1, 2013, the Company, through its joint venture partnership for the Walnut Creek development, a 141-unit multifamily apartment project located in Walnut Creek, California (the "Walnut Creek Project"), acquired the land associated with the development project. The purchase price was $5,600,000 and the Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014, at which point it was paid off in the amount of $4,828,495. The acquisition transaction was subject to normal prorations and adjustments.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity for the development of Aura Prestonwood, a 322-unit multifamily apartment project located in Dallas, Texas (the "Prestonwood Project"). The Company's ownership percentage in the project is 95%. Total capital committed to the joint venture is $12,643,500 and is fully funded as of December 31, 2014. Simultaneously with the execution of the limited liability company agreement, the joint venture acquired the land where the multifamily apartment project is being built. The cost of the land was $7,302,960 and consideration of $1,000,000 was paid at closing for the option to acquire the abutting land parcel at a future time.

On March 20, 2014, the Company, through its subsidiaries, BIR Pavilion, L.L.C. and BIR Eon, L.L.C., completed the acquisitions of Pavilion Townplace, a 236-unit multifamily apartment community located in Dallas, Texas, and EON at Lindbergh, a 352-unit multifamily apartment community located in Atlanta, Georgia, respectively. The seller was an unaffiliated third party. The purchase prices for Pavilion Townplace and EON at Lindbergh were $56,000,000 and $64,000,000, respectively, and were subject to loan assumptions, normal operating prorations and adjustments as provided for in the purchase and sale agreements. The Company acquired these properties as replacement properties in a reverse exchange transaction, under Section 1031 of the Internal Revenue Code, for Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge.

On December 9, 2014, the Company, through its subsidiary BIR Redmond, L.L.C., completed the acquisition of Elan Redmond Town Center, a 134-unit multifamily apartment community located in Redmond, Washington. The seller was an unaffiliated third party. The purchase price for Elan Redmond Town Center was $49,975,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company acquired Elan Redmond Town Center as the replacement property, under Section 1031 of the Internal Revenue Code, for the Company's tenancy-in-common ("TIC") interest in Country Place I and Country Place II.

Accounting Standards Codification ("ASC") 805-10 requires that identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed was as follows:

	Aura Prestonwood	Pavilion Townplace	EON at Lindbergh	Elan Redmond Town Center	Total
Asset acquired:
Multifamily apartment communities	$8,302,960	$57,201,053	$64,056,966	$48,823,413	$178,384,392
Acquired in-place leases and tenant relationships	—	769,534	872,564	1,096,416	2,738,514
Deferred leasing costs	—	—	—	55,171	55,171
Prepaid and other assets	100,000	296,013	236,508	—	632,521
Total assets acquired	$8,402,960	$58,266,600	$65,166,038	$49,975,000	$181,810,598

Liabilities assumed:
Accrued expenses	$—	$309,154	$201,997	$25,488	$536,639
Tenant security deposit liability	—	119,808	121,454	19,992	261,254
Mortgage notes payable	—	27,542,536	42,929,530	—	70,472,066
Total liabilities assumed	$—	$27,971,498	$43,252,981	$45,480	$71,269,959

Discussion of dispositions for the years ended December 31, 2014, 2013 and 2012

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

The Company used Chisholm Place, Berkshires on Brompton, Bridgewater and Lakeridge as the relinquished properties in the reverse exchange transaction for Pavilion Townplace and EON at Lindbergh, under Section 1031 of the Internal Revenue Code.

On October 30, 2014, the Company completed the sale of Yorktowne, located in Millersville, Maryland, to an unaffiliated buyer. The sale price of $33,000,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company recognized $15,992,770 of gain from the sale. The Company has designated Yorktowne as the relinquished property in the exchange transaction for a replacement property, under Section 1031 of the Internal Revenue Code. The proceeds from the sale of Yorktowne were deposited with a qualified intermediary and were used to close the 1031 exchange transaction for Gatehouse 75, which was acquired on March 2, 2015.

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

In making estimates of fair value for purposes of initial accounting of the purchased real estate, the Company utilizes information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also considers our own analysis of recently acquired and existing comparable properties in our portfolio, as well as independent third party appraisers where appropriate.

The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes land, building, furniture, fixtures and equipment) determined by valuing the property as if it were vacant.

Above-market and below-market in-place lease values, where appropriate, for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

The total amount of other intangible assets acquired is further allocated to in-place leases and tenant relationships, which includes other tenant relationship intangible values based on management's evaluation of the specific characteristics of the residential leases and the Company's tenant retention history. The value of in-place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases. Value of in-place leases are amortized over the remaining life of the underlying leases. Value of tenant relationships are amortized based on the straight line method of amortization over a 24-period for residential leases and up to a 72-month period for retail leases.

Costs directly associated with the development of properties are capitalized. Additionally, during the development of the project, the Company capitalizes interest, real estate taxes, insurance and project management and development fees. The Company uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, cost capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development property is considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization stops on each phase when it is considered substantially complete and ready for use and costs continue to be capitalized only on those phases under construction.

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

Pursuant to ASC 360-10, management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value, such as operational performance, adverse change in the assets' physical condition, market conditions, legal and environmental concerns and the Company's intent with regard to each asset. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. The Company did not recognize an impairment loss in 2014 or 2013.

Our investments in unconsolidated multifamily entities are reviewed for impairment periodically when events or circumstances indicating that other-than-temporary decline in the fair values below the carrying values has occurred. The ultimate realization of our investment in unconsolidated multifamily entities is dependent on a number of factors, including the performance of each investment and market and economic conditions. The Company did not recognize an other-than-temporary impairment charge in 2014 or 2013.

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

Restricted Cash held in escrow for 1031 exchange

Restricted cash held in escrow for 1031 exchange represents cash deposited with a qualified intermediary for use in an exchange transaction under Section 1031 of the Internal Revenue Code.

Replacement reserve escrows

Certain lenders require escrow accounts for capital improvements. The escrows are funded from operating cash, as needed.

Deferred expenses

Fees and costs incurred to obtain long-term financing are deferred and amortized over the terms of the related loans, on the straight line method which approximates the effective interest method.

Indebtedness

Mortgage notes payable and note payable - other consist of property level mortgage indebtedness collateralized by the respective properties. Credit facilities consist of indebtedness related to the Company's revolving credit facility to an affiliate and credit facility to an unaffiliated lender. The Company states its mortgage notes payable, note payable - other and credit facilities at the outstanding principal balance, exclusive of transaction costs such as prepayment penalties, except in the case of assumed debt where the mortgage is recorded at fair value and the difference is amortized over the life of the loan.

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

Pursuant to ASC 974-810, for financial reporting purposes prior to January 1, 2009, KRF Company and affiliates' noncontrolling interest in the Operating Partnership had been reflected as zero with common stockholders' equity being reduced for the deficit amount. As of January 1, 2009, in accordance with ASC 810-10, KRF Company and affiliates' noncontrolling interest in the

Operating Partnership have been reduced for their share of the current year deficit and are reflected as negative amounts on the balance sheet.

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

Debt extinguishment costs

In accordance with ASC 470-50, the Company has determined that debt extinguishment costs do not meet the criteria for classification as extraordinary pursuant to ASC 225-20. Accordingly, costs associated with the early extinguishment of debt for discontinued operations are included in "Income (loss) from discontinued operations" in the accompanying Statements of Operations. Costs associated with the early extinguishment of debt for continuing operations are included in "Loss on extinguishment of debt".

Rental revenue

The properties are leased with terms of generally one year or less. Rental revenue is recognized on a straight-line basis over the related lease term. As a result, deferred rents receivable are created when rental revenue is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease.

Utility reimbursements

Recoveries from tenants for utility expenses are recognized in the period when the utility charges are billed to tenants.

Other income

Other income, which consists primarily of income from damages, laundry, cable, phone, pool, month to month tenants, relet fees and pet fees, is recognized when earned.

Income taxes

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code, with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its stockholders.

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements.

The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the years ended December 31, 2014, 2013 and 2012, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

The net difference between the tax basis and the reported amounts of the Company's assets and liabilities is approximately $214,034,406 and $100,673,115 as of December 31, 2014 and 2013, respectively. The Company believes that due to its structure and the terms of the partnership agreement of the Operating Partnership, if the net difference is realized under the Tax Code, any impact would be substantially realized by the common partners of the Operating Partnership and the impact on the common and preferred shareholders would be negligible.

The Company monitors the impact of ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with ASC 740-10. As of December 31, 2014 and 2013, the Company has determined it does not have a liability related to a tax position taken or expected to be taken in a tax return and therefore has not recorded any adjustments to its financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable.  As of December 31, 2014, the Company is subject to examination for the tax years 2011, 2012, 2013 and 2014 by the major tax jurisdictions under the statute of limitations (with limited exceptions).

Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The standard is applied prospectively and is effective in 2015 with early adoption permitted. The Company has elected to early adopt this standard effective with the interim period beginning April 1, 2014. Prior to April 1, 2014, disposed properties are presented in discontinued operations.

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

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2014, 2013 and 2012, comprehensive income (loss) equaled net income (loss). Therefore, the Consolidated Statement of Comprehensive Income and Loss required to be presented has been omitted from the consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of financial statements and revenue and expenses during the reporting period. Such estimates include the amortization of acquired in-place leases and tenant relationships, the allowance for depreciation, impairment of multifamily apartment communities and unconsolidated multifamily entities, incentive advisory fees and the fair value of mortgage notes. Actual results could differ from those estimates.

3.	MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company's multifamily apartment communities:

	December 31, 2014	December 31, 2013
Land	$80,131,674	$66,318,761
Buildings, improvement and personal property	583,804,249	557,636,296
Multifamily apartment communities	663,935,923	623,955,057
Accumulated depreciation	(190,993,267)	(242,291,624)
Multifamily apartment communities, net	$472,942,656	$381,663,433

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values. The value of in-place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases. Value of in-place leases are amortized over the remaining life of the underlying leases. Value of tenant relationships are amortized based on the straight line method of amortization over a 24-period for residential leases and up to a 72-month period for retail leases.

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment at December 31, 2014 or 2013.

The operating results of properties sold in 2013* and 2012* and their discontinued operations for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	For the years ended December 31,
	2014	2013	2012

Revenue:
Rental	$—	$1,986,538	$11,122,693
Utility reimbursement	—	230,542	643,553
Other	210	297,931	665,778
Total revenue	210	2,515,011	12,432,024

Expenses:
Operating	112,954	847,109	3,832,843
Maintenance	—	132,939	835,932
Real estate taxes	—	273,580	1,159,694
General and administrative	1,472	31,993	40,696
Management fees	—	96,567	481,335
Depreciation	—	564,589	3,062,618
Interest, inclusive of deferred financing fees and prepayment penalties	—	527,986	4,307,713
Loss on extinguishment of debt	—	3,807	83,235
Total expenses	114,426	2,478,570	13,804,066

Income (loss) from discontinued operations	$(114,216)	$36,441	$(1,372,042)

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge, Reserves at Arboretum and Yorktowne are not presented as part of discontinued operations. Discussion of property sales for the years ended December 31, 2014, 2013 and 2012 is included in Note 1 - Organization and Basis of Presentation.

4.    INVESTMENTS IN UNCONSOLIDATED MULTIFAMILY ENTITIES

Investment in Unconsolidated Limited Partnership

On August 12, 2005, the Company, together with affiliates and other unaffiliated parties, entered into a subscription agreement to invest in the Berkshire Multifamily Value Fund, L.P. (“BVF”), an affiliate of Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or the “Advisor”).  Under the terms of the agreement and the related limited partnership agreement, the Company and its affiliates agreed to invest up to $25,000,000, or approximately 7%, of the total capital of the partnership. The Company's final commitment under the subscription agreement with BVF totals $23,400,000, which represented an ownership interest of 7% in BVF.  BVF’s investment strategy was to acquire middle-market properties where there is an opportunity to add value through repositioning or rehabilitation.

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

As of December 31, 2014, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF and had received distributions from BVF of $25,104,682, or approximately 107.3%, of its invested capital. The general partner of BVF is proceeding with BVF's liquidation plan to sell the remaining one asset in the portfolio as of December 31, 2014.

The summarized statement of assets, liabilities and partners' equity (deficit) of BVF is as follows:

	December 31, 2014	December 31, 2013

ASSETS
Multifamily apartment communities, net	$116,680,315	$664,692,480
Cash and cash equivalents	25,903,395	21,227,583
Other assets	4,801,494	11,565,547
Total assets	$147,385,204	$697,485,610

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Mortgage notes payable	$133,445,626	$686,193,544
Credit facility	—	16,200,000
Other liabilities	3,940,477	15,049,296
Noncontrolling interest	(9,706,447)	(6,961,558)
Partners’ equity (deficit)	19,705,548	(12,995,672)
Total liabilities and partners’ equity (deficit)	$147,385,204	$697,485,610

Company’s share of partners’ equity (deficit)	$1,379,531	$(604,395)
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$1,983,926	$—

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At December 31, 2014 and December 31, 2013, the differential related mainly to the $583,240 which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of December 31, 2014 and has no commitment to make additional contributions to BVF. The carrying value of the investment is $0 at December 31, 2013 as distributions from the investment have exceeded the Company's invested equity as adjusted for the Company's share of gains and losses over the holding period of the investment. The Company resumed equity method earnings in BVF during the year ended December 31, 2014, as its share of BVF's earnings during the period exceeded the excess distributions and net losses not recognized during the period the equity method was suspended.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary.  No such other-than-temporary impairment charges have been recognized as of December 31, 2014 and 2013, respectively.

The summarized statements of operations of BVF for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the years ended December 31,
	2014	2013	2012

Revenue	$74,889,298	$131,091,773	$133,860,364
Expenses (1)	(120,067,630)	(167,548,652)	(179,003,696)
Gain on property sales and extinguishment of debt (2)	367,050,290	71,224,756	41,920,335
Net income (loss)	321,871,958	34,767,877	(3,222,997)
Noncontrolling interest	(4,470,736)	(5,549,113)	4,510,212
Net income attributable to investment	$317,401,222	$29,218,764	$1,287,215

Equity in income (loss) in unconsolidated limited partnership (1)(2)	$21,915,053	$2,350,930	$(3,315,350)

(1)
There were no impairment indicators in the years ended December 31, 2014, 2013 and 2012. The Company wrote off the impairment on five previously impaired assets as mentioned in (2) below during the year ended December 31, 2013. There were no impairment writeoffs in the years ended December 31, 2014 and 2012.

(2)
During the year ended December 31, 2014, BVF recorded a net gain on the disposition of 32 properties. The gain on the sale was $367,050,290, of which the Company's share was approximately $25,067,000 and is reflected in "Equity in income (loss) of unconsolidated multifamily entities" recognized for the year ended December 31, 2014.

During the year ended December 31, 2013, BVF recorded a net gain on the disposition of ten properties, of which five previously experienced impairment charges. In accordance with ASC 360-10, BVF adjusted the cost basis of the assets to the carrying value at the time of the impairment charge and computed the resulting gain on the new cost basis. The gain on the sale of all ten properties was $71,224,756, of which the Company's share was approximately $4,252,000 and is reflected in "Equity in income (loss) of unconsolidated multifamily entities" recognized for the year ended December 31, 2013.

During the year ended December 31, 2012, BVF recorded a net gain on the disposition of eight properties. The gain on the sale was $41,920,335, of which the Company's share was approximately $2,934,000 and is reflected in "Equity in income (loss) of unconsolidated multifamily entities" recognized for the year ended December 31, 2012.

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

As of December 31, 2014, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company has no obligation to fund capital to NoMa JV in excess of its original commitment of capital of $14,520,000. The NoMa Project was completed during the quarter ended June 30, 2013.

As of December 31, 2014, the Company had received distributions from NoMa JV of $466,667, or approximately 3.2%, of its invested capital.

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

On November 14, 2014, the Company completed the sale of its TIC interests in Country Place I and Country Place II to an unaffiliated buyer. The combined sale price of $57,300,000 was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company sold its TIC interests in Country Place I and Country Place II in an exchange transaction under Section 1031 of the Internal Revenue Code for Elan Redmond Town Center.

As of December 31, 2014, the Company's TIC interests is reflected on the Consolidated Balance Sheets in "Investments in unconsolidated multifamily entities" and the Company's share of net income is reflected in Consolidated Statements of Operations in "Equity in income (loss) of unconsolidated multifamily entities".

The summarized statement of assets, liabilities and members’ capital of NoMa JV and the TIC is as follows:

	December 31, 2014	December 31, 2013
ASSETS
Multifamily apartment communities, net	$120,777,674	$126,139,123
Cash and cash equivalents	5,404,229	1,629,885
Other assets	1,425,062	546,996
Total assets	$127,606,965	$128,316,004

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage notes payable	$85,466,258	$85,466,258
Other liabilities	850,590	756,990
Noncontrolling interest	4,123,182	4,209,276
Members’ capital	37,166,935	37,883,480
Total liabilities and members’ capital	$127,606,965	$128,316,004

Company’s share of members’ capital	$10,495,636	$12,627,826
Basis differential (1)	1,598,660	1,666,648
Carrying value of the Company’s investment in unconsolidated limited liability companies (2)	$12,094,296	$14,294,474

(1)
This amount represents capitalized interest, net of amortization, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of December 31, 2014 and has no commitment to make additional contributions to NoMa JV.

Per the TIC agreement of BIR Country Place II, L.L.C., the Company assumed its proportionate share of any guarantees associated with the mortgages on Country Place I and Country Place II. The Company sold its TIC interests in Country Place I and Country Place II on November 14, 2014.

The Company evaluates the carrying value of its investments in unconsolidated limited liability companies for impairment periodically and records impairment charges when events or circumstances change indicating that other-than-temporary decline in the fair values below the carrying values has occurred.  No such other-than-temporary impairment charges have been recognized as of December 31, 2014 and 2013, respectively.

The summarized statements of operations of NoMa JV and the TIC for the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the years ended December 31,
	2014	2013	2012

Revenue	$13,874,922	$4,760,366	$91,033
Expenses	(13,005,986)	(9,488,610)	(1,287,819)
Gain on property sales (1)	40,452,718	—	—
Net income (loss)	41,321,654	(4,728,244)	(1,196,786)
Noncontrolling interest	(73,021)	472,824	119,678
Net income (loss) attributable to investment	$41,248,633	$(4,255,420)	$(1,077,108)

Equity in income (loss) of unconsolidated limited liability companies (1)	23,752,907	(1,418,473)	(359,036)
Amortization of basis	(67,986)	(43,679)	—
Adjusted equity in income (loss) of unconsolidated limited liability companies	$23,684,921	$(1,462,152)	$(359,036)

(1)
During the year ended December 31, 2014, the TIC recorded a net gain on the disposition of Country Place I and Country Place II. The gain on the sale was $40,452,718, of which the Company's share was approximately $23,463,000 and is reflected in "Equity in income (loss) of unconsolidated multifamily entities" recognized for the year ended December 31, 2014.

5.	MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following at December 31, 2014 and 2013:

Collateralized Property		Original Principal Balance	Principal at December 31, 2014	Annual Interest Rate at December 31, 2014 (1)	Final Maturity Date	Monthly Payment	Principal at December 31, 2013

Berkshires of Columbia	(2)	$44,000,000	$44,000,000	2.58%	2024	$97,905	N/A
Berkshires of Columbia	(2)	26,600,000	N/A	N/A	N/A	N/A	$23,412,485
Berkshires of Columbia (2nd note)	(2)	4,563,000	N/A	N/A	N/A	N/A	4,050,347
Berkshires of Columbia (3rd note)	(2)	5,181,000	N/A	N/A	N/A	N/A	4,875,302
Seasons of Laurel		99,200,000	99,200,000	6.10%	2021	521,076	99,200,000
Seasons of Laurel (2nd note)		10,210,000	10,101,104	5.95%	2022	60,886	10,210,000
Savannah at Citrus Park		16,428,100	15,453,699	4.55%	2045	78,257	15,702,639
Briarwood		13,200,000	12,566,132	6.43%	2018	82,826	12,747,190
Standard at Lenox		35,000,000	33,580,389	5.80%	2016	205,364	34,081,221
Berkshires at Town Center		20,000,000	19,354,145	5.77%	2017	116,969	19,617,166
Sunfield Lakes		19,440,000	18,932,960	6.30%	2017	120,265	19,176,348
Executive House		27,000,000	24,758,282	5.52%	2016	153,557	25,236,927
Executive House (2nd note)		3,617,790	3,433,515	4.24%	2016	17,776	3,502,728
Estancia		29,004,000	27,455,710	5.15%	2021	158,369	27,909,654
2020 Lawrence	(4)	45,463,100	44,810,699	4.45%	2053	203,531	45,159,532
2020 Lawrence	(5)	225,554	32,000	3.25%	2015	N/A	N/A
Pavilion Townplace	(3)	27,542,536	26,993,002	3.91%	2021	143,895	N/A
EON at Lindbergh	(3)	42,929,530	42,371,273	3.91%	2022	206,615	N/A
Walnut Creek	(6)	—	—	5.31%	2024	N/A	N/A
Walnut Creek	(7)	4,828,495	N/A	N/A	N/A	N/A	4,828,495
Aura Prestonwood	(8)	13,742,498	13,742,498	2.66%	2017	N/A	N/A
Laurel Woods	(10)	4,100,000	N/A	N/A	N/A	N/A	3,706,906
Laurel Woods (2nd note)	(10)	1,900,000	N/A	N/A	N/A	N/A	1,808,990
Bear Creek	(10)	3,825,000	N/A	N/A	N/A	N/A	3,699,087
Bridgewater	(10)	14,212,500	N/A	N/A	N/A	N/A	12,611,983
Reserves at Arboretum	(10)	12,950,000	N/A	N/A	N/A	N/A	12,490,159
Country Place I & II	(9)	15,520,000	N/A	N/A	N/A	N/A	13,742,409
Country Place I & II (2nd note)	(9)	9,676,278	N/A	N/A	N/A	N/A	8,789,567
Yorktowne	(10)	16,125,000	N/A	N/A	N/A	N/A	14,362,762
Yorktowne (2nd note)	(10)	7,050,000	N/A	N/A	N/A	N/A	6,425,850
Brompton	(10)	18,600,000	N/A	N/A	N/A	N/A	18,335,543
Lakeridge	(10)	13,130,000	N/A	N/A	N/A	N/A	11,808,613
Lakeridge (2nd note)	(10)	12,520,000	N/A	N/A	N/A	N/A	11,262,190
Chisholm	(10)	6,953,000	N/A	N/A	N/A	N/A	6,771,387
		$624,737,381	$436,785,408				$475,525,480

(1)
All interest rates are fixed as of December 31, 2014 with the exception of the variable rate debts of Berkshires of Columbia and Aura Prestonwood. The Berkshires of Columbia mortgage has a variable rate of 2.43% above the 1-month London Inter-

Bank Offered Rate ("LIBOR"). The mortgage of Aura Prestonwood has a variable interest rate of 2.50% above the 1-month LIBOR.

(2)	The Company closed on a $44,000,000 mortgage loan refinancing for Berkshires of Columbia and paid off the first, second and third mortgages during 2014.

(3)
The Company assumed mortgage notes payable with outstanding balances of $25,571,949 and $42,000,000, respectively, in connection with the acquisitions of Pavilion Townplace and EON at Lindbergh. The mortgage on Pavilion Townplace has a fixed interest rate of 5.27% and the mortgage on EON at Lindbergh has a fixed interest rate of 4.25%. Original principal balances at December 31, 2014 represent assumed balances of the mortgage note payable as adjusted to its fair value as required by ASC 805-10. Annual interest rates at December 31, 2014 reflect interest rates used to calculate fair value of the debt when assumed.

(4)
On November 26, 2014, the Company modified the interest rate on the 2020 Lawrence mortgage. The revised rate on the mortgage was reduced to 4.45% from the original rate of 5.00%. The maturity date of the mortgage remains the same at February 1, 2053.

(5)
Represents promissory note obtained to fund deposits required to close on loan modification as discussed in (4) above. The note initially matured on December 22, 2014, at which time the maturity date of the remaining balance of $32,000 on the note was extended to March 22, 2015. The maturity date was subsequently extended to May 29, 2015.

(6)	Amount available under the Walnut Creek construction loan is $44,500,000. There were no advances under the loan as of December 31, 2014.

(7)
December 31, 2013 balance represents amounts assumed at acquisition of the property, which is a representation of fair value. The loan matured on March 31, 2014 and the balance was paid with available funds contributed to the joint venture partnership.

(8)	Amount available under the construction loan is $31,054,212. The outstanding balance on the loan as of December 31, 2014 was $13,742,498.

(9)
The Company discontinued the use of the consolidation method of accounting for its investment in Country Place I and Country Place II as a result of change in ownership structure and sold the properties during the year ended December 31, 2014. See Note 4 - Investments in Unconsolidated Multifamily Entities.

(10)	Properties were sold during the year ended December 31, 2014.

All mortgage notes are collateralized by the referenced property, which are all multifamily residential apartment communities. All payments on the outstanding mortgage notes have been made timely and all mortgage loans were current as of December 31, 2014 and 2013. Also, there were no amounts of principal on the notes that were subject to delinquent principal or interest as of December 31, 2014.

Combined aggregate principal maturities of mortgage notes payable at December 31, 2014 are as follows:

2015	$4,397,551
2016	64,595,695
2017	56,004,143
2018	17,158,868
2019	5,370,886
Thereafter	289,258,265
$436,785,408

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.  Under this approach, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximated $482,196,000 and $505,385,000 at December 31, 2014 and 2013, respectively.

On November 1, 2013, the Company, through its joint venture partnership for the Walnut Creek Project, acquired the land associated with the development project. The Company assumed the seller's outstanding land loan in the amount of $4,828,495. The assumed land loan had a fixed interest rate of 6.00% and matured on March 31, 2014, at which point it was fully paid off.

Also on November 1, 2013, the first and second mortgages on Berkshires of Columbia were scheduled to mature. The Company exercised the extension options available under the terms of the loans to extend the maturity dates from November 1, 2013 to November 1, 2014. On November 1, 2013, the mortgages were converted to adjustable rate mortgages with a variable rate of 2.40% above the 1-month LIBOR until the extended maturity date of November 1, 2014. The third mortgage, which has a maturity date of November 1, 2014, was also converted to an adjustable rate mortgage with a variable rate of 2.40% above the 1-month LIBOR until maturity. On January 16, 2014, the Company refinanced all three mortgages for $44,000,000 and paid off the three existing mortgages totaling $32,254,894. The refinanced mortgage bears interest at a variable rate of 2.43% above the 1-month LIBOR and matures on February 1, 2024.

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

On December 10, 2013, the Company closed on the financing of the supplemental mortgage on Seasons of Laurel for $10,210,000. The supplemental mortgage has a fixed interest rate of 5.95% and matures on October 1, 2022.

On January 22, 2014, the Company, through the joint venture for the Prestonwood Project, entered into a loan agreement totaling up to $31,054,212 for the development, a 322-unit multifamily apartment project in Dallas, Texas. The loan has a variable interest rate of 2.50% above the 1-month LIBOR and matures on January 22, 2017. As of December 31, 2014, the outstanding balance on the loan was $13,742,498.

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

On July 23, 2014, the Company, through the joint venture for the Walnut Creek Project, entered into a construction loan agreement totaling up to $44,500,000 for the development. The loan has a fixed interest rate of 5.31% and matures on August 1, 2024. As of December 31, 2014, there was no outstanding balance on the loan.

On November 7, 2014, the Company obtained a promissory note in the amount of $225,554 to fund deposits required to close on the 2020 Lawrence loan modification as noted below. The Company repaid $193,554 after the loan modification was closed. The note has a fixed rate of 3.25% and initially matured on December 22, 2014, at which time the maturity date of the remaining balance of $32,000 on the note was extended to March 22, 2015 and subsequently extended to May 29, 2015. As of December 31, 2014, the outstanding balance on the note was $32,000.

On November 26, 2014, the Company modified the interest rate on the 2020 Lawrence mortgage. The revised rate on the mortgage was reduced to 4.45% from the previous rate of 5.00%. The maturity date of the mortgage remains February 1, 2053.

6.	CREDIT FACILITY - AFFILIATE

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

During the years ended December 31, 2014, 2013 and 2012, the Company borrowed $0, $1,627,000 and $1,691,000 under the Credit Facility - Affiliate, respectively, and repaid advances of $0, $1,627,000 and $10,040,422, respectively, during the same periods. The Company incurred interest of $0, $32,981 and $160,778 related to the Credit Facility - Affiliate during the years ended December 31, 2014, 2013 and 2012, respectively, of which $0, $32,981 and $160,778 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company also paid a commitment fee of $0, $0 and $0, respectively, during the years ended December 31, 2014, 2013 and 2012. There were no borrowings outstanding as of December 31, 2014 and 2013.

7.    CREDIT FACILITY

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

During the year ended December 31, 2014, the Company borrowed $116,000,000 under the Credit Facility and repaid $75,000,000 of advances during the same period.  The Company incurred $1,951,419 of interest expense and $131,551 of unused commitment fee during the year ended December 31, 2014. There was $41,000,000 and $0 outstanding on the Credit Facility as of December 31, 2014 and 2013, respectively.

The Company determines the fair value of the Credit Facility in accordance with authoritative guidance related to fair value measurement. The Company has determined the fair value of the Credit Facility approximated the outstanding principal balance of the Credit Facility at December 31, 2014.

8.	NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") that the Operating Partnership formed with its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), Zocalo and JB 2020, LLC, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of a mid-rise multifamily apartment building in Denver, Colorado (the "2020 Lawrence Project"). The Colorado Energy Loan has a term of 10 years and an interest rate of 5.00% per annum. The Colorado Energy Loan will mature on June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by the U.S. Department of Housing and Urban Development ("HUD") in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of December 31, 2014 and December 31, 2013, the outstanding balance on the Colorado Energy Loan was $1,250,000.

Combined aggregate principal maturities of note payable - other at December 31, 2014 are as follows:

2015	$18,545
2016	38,493
2017	40,442
2018	42,489
2019	44,640
Thereafter	1,065,391
$1,250,000

The Company determines the fair value of the "Note payable - other" in accordance with authoritative guidance related to fair value measurement. Based on the fair value analysis using the same method as described in Note 5 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - other" approximated $1,374,000 and $1,287,000 at December 31, 2014 and 2013, respectively.

9.	DECLARATION OF DIVIDEND AND DISTRIBUTIONS

On March 25, 2003, the Board declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter. For the years ended December 31, 2014 and 2013, the Company's aggregate dividends totaled $6,700,774 and $6,700,775, respectively, of which $837,607 were payable and included on the Consolidated Balance Sheets in "Dividend and distributions payable" as of December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2014, 2013 and 2012, the Company’s aggregate dividends on the Class B common stock totaled $740,900, $286,800 and $573,600, respectively. There was no dividend payable to the Class B common stockholder as of December 31, 2014 and 2013.

During the years ended December 31, 2014, 2013 and 2012, the Company made tax payments of $494,510, $1,268,438 and $1,719,820, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Equity (Deficit).

Holders of the Company's stock receiving distributions are subject to tax on the dividends received and must report those dividends as either ordinary income, capital gains, or non-taxable return of capital.

The Company paid $2.25 of distributions per preferred share (CUSIP 84690205) and $0.526882 of distribution per Class B common share, which is not publicly traded, during the year ended December 31, 2014. Pursuant to Internal Revenue Code Section 857 (b)(3)(C), for the years ended December 31, 2014, 2013 and 2012, the Company determined the taxable composition of the following cash distributions as set forth in the following table:

	Tax Year Ended December 31,
	Dividend 2014	% 2014	Dividend 2013	% 2013	Dividend 2012	% 2012
Preferred Stock:
Taxable ordinary dividend paid per share	$—	—%	$—	—%	—	—%
Taxable capital gain dividend paid per share	2.25	100.0%	2.25	100.0%	2.25	100.0%
Non-taxable distributions paid per share	—	—%	—	—%	—	—%
Total	$2.25	100.0%	$2.25	100.0%	$2.25	100.0%

Common Stock:
Taxable ordinary dividend paid per share	$—	—%	$—	—%	$—	—%
Taxable capital gain dividend paid per share	0.349332	66.3%	0.115090	56.4%	0.407909	100.0%
Non-taxable distributions paid per share	0.177550	33.7%	0.088864	43.6%	—	—%
Total	$0.526882	100.0%	$0.203954	100.0%	$0.407909	100.0%

Refer to Note 2 - Significant Accounting Policies for additional information regarding the tax status of the Company.

10.	EARNINGS PER SHARE

Net income (loss) per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share ("EPS") for the year ended December 31, 2014, 2013 and 2012 follows:

		For the years ended December 31,
		2014	2013	2012
Net income (loss) from continuing operations		$123,622,328	$(11,475,333)	$(13,189,669)
Adjust:	Net (income) loss from continuing operations attributable to noncontrolling interest in properties	(186,476)	(100,806)	(281,788)
	Net (income) loss from continuing operations attributable to noncontrolling interest in Operating Partnership	(113,945,110)	17,840,095	19,690,119
	Preferred dividends	(6,700,774)	(6,700,775)	(6,700,777)
Income (loss) from continuing operations attributable to the Company		$2,789,968	$(436,819)	$(482,115)

Net income (loss) from discontinued operations		$(114,216)	$18,684,966	$42,210,823
Adjust:	Net (income) loss from discontinued operations attributable to noncontrolling interest in properties	148	(6,486)	(9,515,516)
	Net (income) loss from discontinued operations attributable to noncontrolling interest in Operating Partnership	111,342	(18,232,063)	(31,913,890)
Net income (loss) from discontinued operations attributable to the Company		$(2,726)	$446,417	$781,417

Net income available to common shareholders		$2,787,242	$9,598	$299,302

Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted		$1.98	$(0.31)	$(0.34)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted		$—	$0.32	$0.55
Net income available to common shareholders per common share, basic and diluted		$1.98	$0.01	$0.21

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196

During 2014, the Company identified an error in the calculation of EPS from net income (loss) from continuing operations and EPS from net income (loss) from discontinued operations, in its previously reported financial statements for the years ended December 31, 2013, 2012, and 2011.  This error was a result of incorrectly adjusting net income (loss) when calculating EPS from net income (loss) from continuing operations by the improper noncontrolling interest amount and not adjusting EPS from net income (loss) from discontinued operations by the proper noncontrolling interest amount.  As noncontrolling interest related to both continuing and discontinued operations, the noncontrolling interest balance should have been allocated appropriately to continuing and discontinued operations. The Company has determined that this presentation error was not material to any prior periods as filed.  The previously issued financial statements have been revised to correct for this error. There was no impact on EPS from net income (loss) available to common shareholders.

	As previously reported		As revised
	for the years ended December 31,		for the years ended December 31,
	2013	2012	2013	2012
Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted	$(13.28)	$(29.81)	$(0.31)	$(0.34)
Net income (loss) from discontinued operations attributable to the Company per common share, basic and diluted	$13.29	$30.02	$0.32	$0.55
Net income available to common shareholders per common share, basic and diluted	$0.01	$0.21	$0.01	$0.21

For the years ended December 31, 2014, 2013 and 2012, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

11.    FUTURE MINIMUM RENT

Some of the Company’s properties have long term non-cancelable operating leases.  Minimum contractual lease payments receivable (excluding tenant reimbursement of expenses) under long term non‑cancelable operating leases, in effect as of December 31, 2014 are as follows:

2015	$212,969
2016	261,303
2017	303,120
2018	318,578
2019	245,592
Thereafter	1,117,161
$2,458,723

12.	COMMITMENTS AND CONTINGENCIES

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

On November 12, 2009, the Audit Committee of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment") pursuant to Berkshire Advisor's Supplemental Long Term Incentive Plan (the "Supplemental Plan"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value ("Base Value").  The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, of the increase in fair value of the Company above the Base Value.  On May 12, 2014, the Audit Committee of the Company approved an amendment to the Supplemental Plan which allows reissuance of previously forfeited or settled carried interests. Refer to Note 16 - Related Party Transactions on page 85 for further discussion.

The Company has two active development projects as of December 31, 2014. The Walnut Creek Project is a 141-unit (unaudited) multifamily apartment development project located in Walnut Creek, California. The Company will own a 98% interest in the project once fully invested and its current commitment in the joint venture is approximately $26.9 million. As of December 31, 2014, the Company has made capital contributions totaling approximately $16.6 million. The Company consolidates its investment in the Walnut Creek Project.

The Prestonwood Project is a 322-unit multifamily apartment development project located in Dallas, Texas. The Company has a 95% interest in the joint venture and has made an investment of its committed capital amount of $12.6 million in the project. The Company has no obligation to fund capital to the Prestonwood Project in excess of its commitment of capital of $12.6 million. The Company consolidates its investment in the Prestonwood Project.

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

Subsequent to year-end, on March 19, 2015, the guarantee on Berkshires at Town Center was released.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate caps to add stability to interest expense, to manage our exposure to interest rate movements and as required by our lenders when entering into variable interest mortgage debt. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an upfront premium.

During the year ended December 31, 2014, the Company acquired an interest rate cap related to its investment in Berkshires of Columbia for $258,990. The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt. The interest rate cap limits that interest exposure on the variable rate mortgage to 4.25% of the total mortgage amount of $44,000,000. The instrument matures on February 1, 2018. As of December 31, 2014, the value of the interest rate cap is $50,224 and is included in "Prepaid expenses and other assets".

The Company did not own any derivative instruments as of December 31, 2013.

14.	NONCONTROLLING INTEREST IN PROPERTIES

Four of the Company's properties, Berkshires of Columbia, 2020 Lawrence, Walnut Creek and Aura Prestonwood, are owned in joint ventures with third parties as of December 31, 2014. The Company owns 91.38% of interest in Berkshires of Columbia, 91.08% in 2020 Lawrence, 95.00% in Aura Prestonwood and will own a 98.00% interest in Walnut Creek once fully invested.

On July 16, 2014, the Company converted its ownership in Country Place I and Country Place II from a joint venture limited liability company, of which it held a 58% controlling interest, into TIC undivided ownership interest of 58% in each property. As a result, the Company discontinued the use of the consolidation method of accounting for its investment in the joint venture and adopted the equity method of accounting for its ownership interest in the properties prospectively. Such deconsolidation resulted in the removal of the 42% noncontrolling interest in properties for Country Place I and Country Place II. On November 14, 2014, the Company completed the sale of its TIC interest in Country Place I and Country Place II to an unaffiliated buyer. Refer to Note 4 - Investments in Unconsolidated Multifamily Entities for additional information on the transaction.

During the years ended December 31, 2014, 2013 and 2012, the Company received $665,447, $670,505 and $400,065, respectively, of contributions from noncontrolling interest holders in properties.

During the years ended December 31, 2014, 2013 and 2012, distributions of $2,087,044, $1,425,443 and $9,016,462, respectively, were made to the noncontrolling interest holders in properties. There were no distributions payable to noncontrolling interest holders in properties as of December 31, 2014 and 2013.

15.	NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net income attributable to noncontrolling interest in Operating Partnership for the years ended December 31, 2014, 2013 and 2012:

	For the years ended December 31,
	2014	2013	2012
Net income	$123,508,112	$7,209,633	$29,021,154
Adjust: Noncontrolling common interest in properties	(186,328)	(107,292)	(9,797,304)
Income before noncontrolling interest in Operating Partnership	123,321,784	7,102,341	19,223,850
Preferred dividend	(6,700,774)	(6,700,775)	(6,700,777)
Income available to common equity	116,621,010	401,566	12,523,073
Noncontrolling interest in Operating Partnership	97.61%	97.61%	97.61%
Net income attributable to noncontrolling interest in Operating Partnership	$113,833,768	$391,968	$12,223,771

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the years ended December 31,
	2014	2013
Balance at beginning of period	$(102,297,937)	$(89,708,267)
Net income attributable to noncontrolling interest in Operating Partnership	113,833,768	391,968
Distributions to noncontrolling interest partners in Operating Partnership	(30,753,610)	(12,981,638)
Balance at end of period	$(19,217,779)	$(102,297,937)

As of December 31, 2014 and 2013, noncontrolling interest in Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

16.	RELATED PARTY TRANSACTIONS

The Company generally pays property management fees to an affiliate for property management services. The fees are payable at a rate of 4% of gross income.

The Company pays asset management fees to an affiliate, Berkshire Advisor, for asset management services. These fees are payable quarterly, in arrears, and may be paid only after all distributions currently payable on the Company's Preferred Shares have been paid. Effective April 4, 2003, under the Advisory Services Agreement, the Company will pay Berkshire Advisor an annual asset management fee equal to 0.40%, up to a maximum of $1,600,000 in any calendar year, as per an amendment to management agreement, of the purchase price of real estate properties owned by the Company, as adjusted from time to time to reflect the then current fair market value of the properties. The purchase price is defined as the capitalized basis of an asset under GAAP, including renovation or new construction costs, or other items paid or received that would be considered an adjustment to basis. Annual asset management fees earned by the affiliate in excess of the $1,600,000 maximum payable by the Company represent fees incurred and paid by the noncontrolling partners in the properties. In addition to the maximum fee, effective January 1, 2010, the Company may also pay Berkshire Advisor an incentive advisory fee based on increases in value of the Company, as explained below, that would not be subject to the $1,600,000 maximum.

On November 12, 2009, the Audit Committee of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment") pursuant to Berkshire Advisor's Supplemental Long Term Incentive Plan (the "Supplemental Plan"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value ("Base Value").  The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, of the increase in fair value of the Company above the Base Value.  On May 12, 2014, the Audit Committee of the Company approved an amendment to the Supplemental Plan which allows reissuance of previously forfeited or settled carried interests. The Company has recorded $6,142,782, $2,494,013 and $3,113,100 of incentive advisory fees during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, the accrued liability of $13,698,562 and $8,289,617, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets. Payments from the Company to Berkshire Advisor approximate the amounts Berkshire Advisor pays to the Supplemental Plan participants. Payments to the Supplemental Plan participants by Berkshire Advisor pursuant to the Supplemental Plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.   The Company made $733,837, $838,657 and $383,119 of incentive advisory fee payments during the year ended December 31, 2014, 2013 and 2012, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services. These fees are payable upon the closing of an acquisition of real property. The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  The Company paid a fee on the acquisitions of Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center in 2014. Pursuant to the Company's adoption of ASC 805-10 as of January 1, 2009, the acquisition fees were charged to operating expenses for the year ended December 31, 2014.

During the years ended December 31, 2014, 2013 and 2012, the Company incurred acquisition fees on the following acquisition:

	Acquisition Fees
Acquisition	2014	2013	2012

Pavilion Townplace	$560,000	$—	$—
EON at Lindbergh	640,000	—	—
Elan Redmond Town Center	499,750	—	—
	$1,699,750	$—	$—

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $652,416, $253,392 and $194,737 in construction management fees for the year ended December 31, 2014, 2013 and 2012, respectively. The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees are based on the project’s development and construction costs. During the years ended December 31, 2014, 2013 and 2012, the Company incurred fees totaling $242,947, $97,695 and $278,820, respectively, on the 2020 Lawrence Project, the Walnut Creek Project and the Prestonwood Project. The Company did not incur any development fees on the NoMa Project to BRD for the years ended December 31, 2014, 2013 and 2012.

Amounts accrued or paid to the Company's affiliates for the year ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Property management fees (1)	$3,407,126	$3,200,276	$3,448,399
Expense reimbursements	252,577	213,084	180,758
Salary reimbursements	8,093,687	8,753,851	9,749,185
Asset management fees	1,617,707	1,631,954	1,649,259
Incentive advisory fee	6,142,782	2,494,013	3,113,100
Acquisition fees	1,699,750	—	—
Construction management fees	652,416	253,392	194,737
Development fees	242,947	97,695	278,820
Interest on revolving credit facility	—	32,981	160,778
Total	$22,108,992	$16,677,246	$18,775,036

(1)
During the year ended December 31, 2014, the Company recorded an out of period adjustment that increased management fee expense by an aggregate of $330,403 to reflect the under accrual of property management fees in prior year. The cumulative effect of the out of period adjustment for the year ended December 31, 2014 was a $330,403 decrease in net income. The Company has determined that the adjustment was not material to any prior periods, nor in the current year.

Amounts due to affiliates of $3,085,668 and $2,454,167 are included in "Due to affiliates, net" at December 31, 2014 and 2013, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $5,146,525 and $5,070,512 at December 31, 2014 and 2013, respectively, and amounts due from affiliates of $2,060,857 and $2,616,345 at December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, 2013 and 2012, the Company borrowed $0, $1,627,000 and $1,691,000, respectively, under the Credit Facility - Affiliate, and repaid $0, $1,627,000 and $10,040,422 of advances, respectively, during the same periods. The Company incurred interest of $0, $32,981 and $160,778 related to the Credit Facility - Affiliate during the years ended December 31, 2014, 2013 and 2012, respectively, of which $0, $32,981 and $160,778 were capitalized pursuant to ASC 835-20, respectively, during the same periods. The Company did not pay a commitment fee on the Credit Facility - Affiliate during the years ended December 31, 2014, 2013 and 2012. There were no borrowings outstanding as of December 31, 2014 and 2013.

The Company also reimburses Berkshire Advisor for administrative services for our operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property employee salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company. Expense reimbursements paid were $252,577, $213,084 and $180,758 for the years ended December 31, 2014, 2013 and 2012, respectively. Salary reimbursements paid were $8,093,687, $8,753,851 and $9,749,185 for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition to the fees listed above, the unconsolidated multifamily entities paid or accrued construction management fees of $130,897, $644,014 and $783,248, property management fees of $3,098,375, $5,243,005 and $5,348,359 and asset management fees of $2,401,881, $3,804,320 and $4,008,469 to Berkshire Advisor during the years ended December 31, 2014, 2013 and 2012, respectively.

Related party arrangements are approved by the independent directors of the Company and are evidenced by a written agreement between the Company and the affiliated entity providing the services.

17.	SELECTED INTERIM FINANCIAL INFORMATION (UNAUDITED)

The operating results have been revised to reflect the sale of Walden Pond and Gables of Texas in 2013. The operating results for all quarters have been reclassed to discontinued operations to provide comparable information.*

	2014 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$21,176,665	$23,406,138	$19,762,266	$17,836,039
Loss before equity in income of unconsolidated multifamily entities	(3,952,056)	(7,750,233)	(5,492,981)	(4,888,953)
Net income (loss) from continuing operations	(3,269,564)	54,062,703	29,596,498	43,232,691
Net loss from discontinued operations	(114,216)	—	—	—
Net income (loss)	(3,383,780)	54,062,703	29,596,498	43,232,691
Preferred dividend	(1,675,194)	(1,675,193)	(1,675,193)	(1,675,194)
Net income (loss) available to common shareholders	$(122,459)	$1,249,053	$666,966	$993,682
Basic and diluted earnings per share:
Net income (loss) from continuing operations attributable to the Company	$(0.09)	$0.89	$0.47	$0.71
Net loss from discontinued operations attributable to the Company	—	—	—	—
Net income (loss) available to common shareholders	$(0.09)	$0.89	$0.47	$0.71
Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

	2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Total revenue	$19,420,089	$19,851,078	$20,202,235	$20,558,728
Loss before equity in loss of unconsolidated multifamily entities	(3,338,559)	(3,244,549)	(2,860,893)	(2,920,110)
Net loss from continuing operations	(4,114,526)	(4,099,685)	(2,885,392)	(375,730)
Discontinued operations:
Income (loss) from discontinued operations	117,850	(58,070)	(12,444)	(10,895)
Gain on disposition of real estate assets	—	18,689,058	—	(40,533)
Net income (loss) from discontinued operations	117,850	18,630,988	(12,444)	(51,428)
Net income (loss)	(3,996,676)	14,531,303	(2,897,836)	(427,158)
Preferred dividend	(1,675,194)	(1,675,194)	(1,675,194)	(1,675,193)
Net income (loss) available to common shareholders	$(136,024)	$307,373	$(109,906)	$(51,845)
Basic and diluted earnings per share:
Net loss from continuing operations attributable to the Company	$(0.10)	$(0.10)	$(0.08)	$(0.04)
Net income (loss) from discontinued operations attributable to the Company	—	0.32	—	—
Net income (loss) available to common shareholders	$(0.10)	$0.22	$(0.08)	$(0.04)
Weighted average number of common shares outstanding	1,406,196	1,406,196	1,406,196	1,406,196

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge, Reserves at Arboretum and Yorktowne are not presented as part of discontinued operations and are presented in continuing operations. Discussion of property sales for the years ended December 31, 2014, 2013 and 2012 is included in Note 1 - Organization and Basis of Presentation.

18.	PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2014 and 2013, the Company acquired Pavilion Townplace and EON at Lindbergh, which were deemed to be individually significant in accordance with Regulation S-X, Rule 3-14 "Special Instructions for Real Estate Operations to be Acquired".

The following unaudited proforma information was prepared as if the 2014 transactions related to the acquisition of Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center occurred as of January 1, 2013. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2013, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma financial information for the year ended December 31, 2014 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2014 to the acquisition date as appropriate.

	Year Ended December 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues from rental property	$86,218,179	$90,815,514
Net income	$123,501,574	$3,868,152
Net loss attributable to common shareholders	$2,780,704	$(3,331,883)
Net loss attributable to common shareholders, per common share, basic and diluted	$1.98	$(2.37)

Included in the consolidated statements of operations for the year ended December 31, 2014 are total revenues of $8,862,947 and net loss of $(4,745,573) since the respective dates of acquisition through December 31, 2014 for Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center.

Subsequent to year end, the Company acquired Gatehouse 75 (refer to Note 21 - Subsequent Events), however management has not finalized the acquisition accounting for Gatehouse 75 and therefore is not able to provide the disclosures otherwise required by ASC 805.

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents

For those cash equivalents with maturities of three months or less from the date of acquisition, the carrying amount of the investment is a reasonable estimate of fair value.

Mortgage notes payable and note payable - other

Market fixed rate mortgage notes payable - For fixed rate mortgages that have been obtained in the open market, the fair value is based on the borrowing rates currently available to the Company with similar terms and average maturities. The Company's carrying and estimated fair value amounts of the mortgages are disclosed in Note 5 - Mortgage Notes Payable and Note 8 - Note Payable - Other.

Assumed fixed rate mortgage notes payable - For fixed rate mortgage notes payable that the Company has assumed as part of various property acquisitions, the net present value of future cash flows method was used to determine the fair value of the liabilities when recorded by the Company. At December 31, 2014 and 2013, the carrying amount is the fair value of the assumed mortgage notes payable less any principal amortization, plus amortization of fair value adjustment since assumption.

20.	LEGAL PROCEEDINGS

The Company and our properties are not subject to any material pending legal proceedings and we are not aware of any such proceedings contemplated by governmental authorities.

21.	SUBSEQUENT EVENTS

On January 22, 2015, the Company executed an amendment to the Credit Facility agreement which increased the maximum commitment on the Credit Facility from $45,000,000 to $60,000,000 through February 28, 2015, at which time the maximum commitment on the Credit Facility was reduced from $60,000,000 to $45,000,000.

On February 27, 2015, the Company closed on $19,900,000 of first mortgage and $12,250,000 of second mortgage on Elan Redmond Town Center. The first mortgage has a fixed rate of 3.33%. The second mortgage has a variable rate of 1.99% above the 1-month LIBOR. Both first and second mortgages mature on March 1, 2022.

Also on February 27, 2015, the Company made a payment of $31,000,000 on the Credit Facility. The principal payment was made from proceeds of the Elan Redmond Town Center mortgage that closed on February 27, 2015.

On March 2, 2015, the Company, through its subsidiary, BIR Gatehouse, L.L.C., completed the acquisition of Gatehouse 75, a 99-unit multifamily apartment community located in Boston, Massachusetts. The seller was an unaffiliated third party. The purchase price for Gatehouse 75 was $54,450,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $36,210,000 mortgage loan to acquire the property. The loan has a fixed rate component of $21,800,000 and a variable rate component of $14,410,000. The interest rate is 3.35% and 1.95% above the 1-month LIBOR for the fixed rate component and variable rate component, respectively. The loan matures on April 1, 2022.

On March 2, 2015, the Company borrowed $5,800,000 from an affiliate to fund the acquisition of Gatehouse 75.  The promissory note has a variable rate of interest of LIBOR plus 5% and matures on December 31, 2016.

On March 9, 2015, the Company received $1,333,333 of distribution from its investment in NoMa JV, or approximately 9.2% of its invested capital.

BERKSHIRE INCOME REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014

Description	Encumbrances	Initial Costs Buildings and Land	Cost Capitalized Subsequent to Acquisition	Total Costs at December 31, 2014	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Year Acquired	Depreciable Lives

Berkshire of Columbia	$44,000,000	$13,320,965	$13,230,604	$26,551,569	$19,157,063	$7,394,506	1983	(1)
Seasons of Laurel	109,301,104	63,083,489	37,353,633	100,437,122	71,668,653	28,768,469	1985	(1)
Berkshires at Citrus Park	15,453,699	27,601,083	2,336,645	29,937,728	11,887,630	18,050,098	2005	(1)
Briarwood Village	12,566,132	13,929,396	3,901,440	17,830,836	7,212,647	10,618,189	2006	(1)
Berkshires at Lenox Park	33,580,389	47,040,404	9,751,657	56,792,061	22,713,889	34,078,172	2006	(1)
Berkshires at Town Center	19,354,145	20,254,316	14,572,567	34,826,883	16,986,512	17,840,371	2007	(1)
Sunfield Lakes	18,932,960	23,870,680	2,851,187	26,721,867	9,369,399	17,352,468	2007	(1)
Executive House	28,191,797	50,205,199	4,852,293	55,057,492	15,788,398	39,269,094	2008	(1)
Estancia Townhomes	27,455,710	41,394,920	1,373,257	42,768,177	8,070,974	34,697,203	2011	(1)
2020 Lawrence	44,842,699	7,505,898	45,110,312	52,616,210	4,335,283	48,280,927	2011	(1)
Walnut Creek	—	5,870,792	12,216,275	18,087,067	—	18,087,067	2011	(1)
Aura Prestonwood	13,742,498	8,302,960	22,427,004	30,729,964	—	30,729,964	2014	(1)
Pavilion Townplace	26,993,002	57,201,053	1,042,900	58,243,953	1,642,402	56,601,551	2014	(1)
EON at Lindbergh	42,371,273	64,056,966	451,284	64,508,250	2,006,621	62,501,629	2014	(1)
Elan Redmond Town Center	—	48,823,413	3,331	48,826,744	153,796	48,672,948	2014	(1)
Total	$436,785,408	$492,461,534	$171,474,389	$663,935,923	$190,993,267	$472,942,656

(1)	Depreciation of buildings are calculated over useful lives ranging from 25 to 27.5 years and depreciation of improvements are calculated over useful lives ranging from 5 to 25 years.

A summary of activity for real estate and accumulated depreciation is as follows:

Real Estate	2014	2013	2012

Balance at beginning of year	$623,955,057	$638,824,856	$650,262,329
Acquisitions and improvements	223,707,625	17,031,527	40,507,577
Dispositions	(183,726,759)	(31,901,326)	(51,945,050)
Balance at end of year	$663,935,923	$623,955,057	$638,824,856

Accumulated Depreciation	2014	2013	2012

Balance at beginning of year	$242,291,624	$235,825,752	227,600,092
Depreciation expense	25,719,316	26,045,630	27,484,139
Dispositions	(77,017,673)	(19,579,758)	(19,258,479)
Balance at end of year	$190,993,267	$242,291,624	$235,825,752

The aggregate cost of the Company's multifamily apartment communities for federal income tax purposes was $404,024,751, $436,843,695 and $449,001,683 as of December 31, 2014, 2013 and 2012, respectively and the aggregate accumulated depreciation for federal income tax purposes was $145,116,501, $155,853,377 and $147,915,604 as of December 31, 2014, 2013 and 2012, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berkshire Income Realty, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
March 31, 2015	BY:	/s/ Charles B. Leitner III
	NAME:	Charles B. Leitner III
	TITLE:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Berkshire Income Realty, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Leitner III
Charles B. Leitner III	Chairman of the Board of Directors	March 31, 2015
(Principal Executive Officer)

/s/ Robert M. Kaufman
Robert M. Kaufman	Director	March 31, 2015

/s/ Randolph G. Hawthorne
Randolph G. Hawthorne	Director	March 31, 2015

/s/ Richard B. Peiser
Richard B. Peiser	Director	March 31, 2015

/s/ Matthew Hills
Matthew Hills	Director	March 31, 2015

/s/ Michael Krupp
Michael Krupp	Director	March 31, 2015

/s/ Richard Krupp
Richard Krupp	Director	March 31, 2015

/s/ David E. Doherty
David E. Doherty	Senior Vice President	March 31, 2015
(Principal Financial Officer)