Form 10-Q
period 2015-03-31
BERKSHIRE INCOME REALTY, INC.
filed 2015-05-15
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of May 14, 2015.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $197,479,523 and $190,993,267, respectively	$533,856,962	$472,942,656
Cash and cash equivalents	12,922,191	4,369,626
Cash restricted for tenant security deposits	1,230,356	1,202,884
Restricted cash held in escrow for 1031 exchange	—	11,920,578
Replacement reserve escrow	1,492,548	1,425,007
Prepaid expenses and other assets	7,349,357	8,807,199
Investments in unconsolidated multifamily entities	12,770,521	14,078,222
Acquired in-place leases and tenant relationships, net of accumulated amortization of $2,141,202 and $1,518,971, respectively	1,236,437	1,219,543
Deferred expenses, net of accumulated amortization of $2,643,498 and $2,239,550, respectively	5,757,368	5,706,855
Total assets	$576,615,740	$521,672,570

LIABILITIES AND EQUITY (DEFICIT)

Liabilities:
Mortgage notes payable	$511,538,866	$436,785,408
Credit Facility (Note 6)	19,000,000	41,000,000
Note payable - affiliate (Note 7)	5,800,000	—
Note payable - other (Note 8)	1,250,000	1,250,000
Due to affiliates, net	3,148,517	3,085,668
Due to affiliate, incentive advisory fees	13,868,578	13,698,562
Dividend and distributions payable	1,462,907	837,607
Accrued expenses and other liabilities	14,810,192	12,889,999
Tenant security deposits	1,608,731	1,451,751
Total liabilities	572,487,791	510,998,995

Commitments and contingencies (Note 12)	—	—

Equity:
Noncontrolling interest in properties (Note 14)	(58,498)	(25,658)
Noncontrolling interest in Operating Partnership (Note 15)	(25,589,851)	(19,217,779)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Accumulated deficit	(40,448,594)	(40,307,880)
Total equity	4,127,949	10,673,575

Total liabilities and equity	$576,615,740	$521,672,570
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2015	2014
Revenue:
Rental	$16,928,674	$19,289,286
Utility reimbursement	752,397	918,837
Other	984,582	968,542
Total revenue	18,665,653	21,176,665
Expenses:
Operating	4,772,734	6,321,228
Maintenance	921,638	1,132,823
Real estate taxes	2,114,675	2,183,181
General and administrative	715,228	621,161
Management fees	1,152,463	1,226,253
Incentive advisory fees	338,605	264,045
Depreciation	6,486,256	6,286,212
Interest, inclusive of amortization of deferred financing fees	5,796,484	7,093,818
Amortization of acquired in-place leases and tenant relationships	622,231	—
Total expenses	22,920,314	25,128,721
Loss before equity in income of unconsolidated multifamily entities	(4,254,661)	(3,952,056)
Equity in income of unconsolidated multifamily entities	25,632	682,492
Loss from continuing operations	(4,229,029)	(3,269,564)
Net loss from discontinued operations	—	(114,216)
Net loss	(4,229,029)	(3,383,780)
Net (income) loss attributable to noncontrolling interest in properties	16,736	(64,836)
Net loss attributable to noncontrolling interest in Operating Partnership (Note 15)	5,746,772	5,001,351
Net income attributable to the Company	1,534,479	1,552,735
Preferred dividend	(1,675,193)	(1,675,194)
Net loss available to common shareholders	$(140,714)	$(122,459)
Net loss from continuing operations attributable to the Company per common share, basic and diluted	$(0.10)	$(0.09)
Net loss from discontinued operations attributable to the Company per common share, basic and diluted	$—	$—
Net loss available to common shareholders per common share, basic and diluted	$(0.10)	$(0.09)
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(unaudited)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(42,354,222)	$879,785	$(102,297,937)	$(73,547,482)
Net income (loss)	—	—	—	—	1,552,735	64,836	(5,001,351)	(3,383,780)
Contributions	—	—	—	—	—	619,093	—	619,093
Distributions	—	—	—	—	(478,000)	(947,980)	(19,578,900)	(21,004,880)
Distributions to preferred shareholders	—	—	—	—	(1,675,194)	—	—	(1,675,194)
Balance at March 31, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(42,954,681)	$615,734	$(126,878,188)	$(98,992,243)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	2,978,110	$70,210,830	1,406,196	$14,062	$(40,307,880)	$(25,658)	$(19,217,779)	$10,673,575
Net income (loss)	—	—	—	—	1,534,479	(16,736)	(5,746,772)	(4,229,029)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(16,104)	(625,300)	(641,404)
Distributions to preferred shareholders	—	—	—	—	(1,675,193)	—	—	(1,675,193)
Balance at March 31, 2015	2,978,110	$70,210,830	1,406,196	$14,062	$(40,448,594)	$(58,498)	$(25,589,851)	$4,127,949

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,229,029)	$(3,383,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	242,263	249,082
Amortization of acquired in-place leases and tenant relationships	622,231	—
Amortization of fair value premium on mortgage debt	(96,048)	(31,432)
Loss on derivative financial instrument	26,287	208,766
Depreciation	6,486,256	6,286,212
Deferred costs	(18,366)	(10,577)
Equity in income of unconsolidated multifamily entities	(25,632)	(682,492)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	49,426	86,515
Prepaid expenses and other assets	1,431,555	1,259,196
Due to/from affiliates	62,849	850,373
Due to affiliate - incentive advisory fees	170,016	117,942
Accrued expenses and other liabilities	100,818	(1,213,833)
Distributions of return on investments in unconsolidated multifamily entities	1,333,333	400,421
Net cash provided by operating activities	6,155,959	4,136,393

Cash flows from investing activities:
Capital improvements	(11,944,096)	(5,303,819)
Acquisition of multifamily apartment communities	(54,020,670)	(60,611,119)
Distributions from investment in unconsolidated multifamily entities	—	544,680
Return of restricted cash held in escrow for 1031 exchange	11,920,578	—
Interest earned on replacement reserve deposits	(115)	(216)
Deposits to replacement reserve escrow	(67,426)	(106,259)
Net cash used in investing activities	(54,111,729)	(65,476,733)

Cash flows from financing activities:
Borrowings from mortgage notes payable	75,789,994	44,001,003
Principal payments on mortgage notes payable	(940,488)	(1,577,183)
Repayments of mortgage notes payable	—	(37,083,389)
Borrowings from Credit Facility	9,000,000	80,000,000
Principal payments on Credit Facility	(31,000,000)	—
Borrowings from note payable - affiliate	5,800,000	—
Deferred financing costs	(449,874)	(2,973,272)
Contributions from noncontrolling interest holders in properties	—	619,093
Distributions to noncontrolling interest holders in properties	(16,104)	(947,980)
Distributions to noncontrolling interest partners in Operating Partnership	—	(19,578,900)
Distributions to common shareholders	—	(478,000)
Distributions to preferred shareholders	(1,675,193)	(1,675,194)
Net cash provided by financing activities	56,508,335	60,306,178

Net increase (decrease) in cash and cash equivalents	8,552,565	(1,034,162)
Cash and cash equivalents at beginning of period	4,369,626	15,254,613
Cash and cash equivalents at end of period	$12,922,191	$14,220,451

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2015	2014

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$5,144,018	$7,407,646
Capitalization of interest	490,687	215,996

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	5,653,788	1,433,990
Dividends declared and payable to preferred shareholders	837,607	837,607
Distributions payable to noncontrolling interest partners in Operating Partnership	625,300	—
Mortgage debt assumed	—	70,472,066

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(53,485,875)	$(129,560,979)
Acquired in-place leases	(639,125)	(1,642,098)
Prepaid expenses and other assets	—	(632,521)
Liabilities assumed:
Accrued expenses	24,248	511,151
Tenant security deposit liability	80,082	241,262
Mortgage notes payable	—	70,472,066
Net cash used for acquisition of multifamily apartment communities	$(54,020,670)	$(60,611,119)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of March 31, 2015, the Company owned, or had an interest in, 14 multifamily apartment communities consisting of 4,345 total apartment units, two multifamily development projects and two unconsolidated multifamily entities. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the three-month periods ended March 31, 2015 and 2014, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the three-month period ended March 31, 2015

On March 2, 2015, the Company, through its subsidiary, BIR Gatehouse, L.L.C., completed the acquisition of Gatehouse 75, a 99-unit multifamily apartment community located in Boston, Massachusetts. The seller was an unaffiliated third party. The purchase price for Gatehouse 75 was $54,125,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company has acquired Gatehouse 75 as a replacement property in an exchange transaction under Section 1031 of the Internal Revenue Code for Yorktowne, which was sold in 2014.

Accounting Standards Codification ("ASC") 805-10 requires that identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed is as follows:

Gatehouse 75
Asset acquired:
Multifamily apartment communities	$53,485,875
Acquired in-place leases and tenant relationships	639,125
Total assets acquired	$54,125,000

Liabilities assumed:
Accrued expenses	$24,248
Tenant security deposit liability	80,082
Total liabilities assumed	$104,330

Discussion of dispositions for the three-month period ended March 31, 2015

The Company did not dispose of any properties during the three-month period ended March 31, 2015.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

On February 18, 2015, the FASB issued ASU 2015-02, Amendment to the Consolidation Analysis (Topic 810), which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies whether limited partnerships and similar entities are variable interest entities ("VIEs") or voting interest entities and eliminates the presumption a general partner should consolidate a limited partnership. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

Unaudited interim consolidated financial statements

The accompanying interim consolidated financial statements of the Company are unaudited; however, the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The interim financial statements and notes thereto should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Consolidated Statements of Comprehensive Loss

For the three-month periods ended March 31, 2015 and 2014, comprehensive loss equaled net loss.  Therefore, the Consolidated Statements of Comprehensive Income and Loss required to be presented have been omitted from the consolidated financial statements.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Land	$85,531,674	$80,131,674
Buildings, improvement and personal property	645,804,811	583,804,249
Multifamily apartment communities	731,336,485	663,935,923
Accumulated depreciation	(197,479,523)	(190,993,267)
Multifamily apartment communities, net	$533,856,962	$472,942,656

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

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the three-month period ended March 31, 2015 or the year ended December 31, 2014.

Discontinued Operations

The residual operating results of properties sold in 2013 and their discontinued operations for the three-month periods ended March 31, 2015 and 2014 are presented in the following table.

	Three months ended
	March 31,
	2015	2014
Revenue:
Other	—	210
Total revenue	—	210
Expenses:
Operating	—	112,954
General and administrative	—	1,472
Total expenses	—	114,426
Loss from discontinued operations	$—	$(114,216)

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

As of March 31, 2015, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF and had received distributions from BVF of $25,104,682, or approximately 107.3%, of its invested capital. The general partner of BVF is proceeding with BVF's liquidation plan to sell the one remaining asset in its portfolio.

The summarized statement of assets, liabilities and partners’ equity of BVF is as follows:

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$115,007,655	$116,680,315
Cash and cash equivalents	25,078,474	25,903,395
Other assets	4,402,380	4,801,494
Total assets	$144,488,509	$147,385,204

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$132,985,494	$133,445,626
Other liabilities	3,286,749	3,940,477
Noncontrolling interest	(10,769,407)	(9,706,447)
Partners’ equity	18,985,673	19,705,548
Total liabilities and partners’ equity	$144,488,509	$147,385,204

Company’s share of partners’ equity	$1,329,134	$1,379,531
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$1,933,529	$1,983,926

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At March 31, 2015 and December 31, 2014, the differential was comprised mainly of $583,240, which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the partnership agreement as of March 31, 2015 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that other-than-temporary decline in the fair values below the carrying values has occurred.  No such other-than-temporary impairment charges have been recognized during the three-month period ended March 31, 2015 or the year ended December 31, 2014.

The summarized statements of operations of BVF for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three months ended
	March 31,
	2015	2014

Revenue	$4,128,825	$28,763,720
Expenses	(5,911,660)	(37,257,755)
Gain on property sales and extinguishment of debt (2)	—	15,247,953
Noncontrolling interest	1,062,960	1,026,400
Net income (loss) attributable to investment	$(719,875)	$7,780,318

Equity in income (loss) of unconsolidated limited partnership (1)(2)	$(50,397)	$945,101

(1)	There were no impairment indicators or impairment write offs in the three-month periods ended March 31, 2015 or 2014.

(2)	BVF did not have any dispositions during the three-month period ended March 31, 2015.

During the three-month period ended March 31, 2014, BVF recorded a net gain on the disposition of two properties. The gain on the sale was $15,247,953, of which the Company's share was approximately $1,067,000 and is reflected in the "Equity in income of unconsolidated multifamily entities" for the three-month period ended March 31, 2014.

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

As of March 31, 2015, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company has no obligation to fund capital to NoMa JV in excess of its original commitment of capital of $14,520,000. The NoMa Project was completed during the quarter ended June 30, 2013.

As of March 31, 2015, the Company had received distributions from operations of $1,800,000 from NoMa JV, or approximately 12.4%, of its invested capital.

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

As of March 31, 2015, the Company's residual TIC interest is reflected on the Consolidated Balance Sheets in "Investments in unconsolidated multifamily entities" and the Company's share of net income is reflected in Consolidated Statements of Operations in "Equity in income of unconsolidated multifamily entities".

The summarized statement of assets, liabilities and members’ capital of NoMa JV and the TIC is as follows:

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$119,584,745	$120,777,674
Cash and cash equivalents	2,684,176	5,404,229
Other assets	1,131,677	1,425,062
Total assets	$123,400,598	$127,606,965

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage note payable	$85,466,258	$85,466,258
Other liabilities	799,418	850,590
Noncontrolling interest	3,701,033	4,123,182
Members’ capital	33,433,889	37,166,935
Total liabilities and members’ capital	$123,400,598	$127,606,965

Company’s share of members’ capital	$9,255,328	$10,495,636
Basis differential (1)	$1,581,664	$1,598,660
Carrying value of the Company’s investment in unconsolidated limited liability companies (2)	$10,836,992	$12,094,296

(1)
This amount represents capitalized interest, net of amortization, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of March 31, 2015 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investments in unconsolidated limited liability companies for impairment periodically and records impairment charges when events or circumstances change indicating that other-than-temporary decline in the fair values below the carrying values has occurred.  No such other-than-temporary impairment charges have been recognized during the three-month period ended March 31, 2015 or the year ended December 31, 2014.

The summarized statements of operations of NoMa JV and the TIC for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three months ended
	March 31,
	2015	2014

Revenue	$3,226,117	$2,381,898
Expenses	(2,931,313)	(3,166,281)
Noncontrolling interest	(27,851)	78,429
Net income (loss) attributable to investment	$266,953	$(705,954)

Equity in income (loss) of unconsolidated limited liability companies	$93,025	$(245,613)
Amortization of basis	(16,996)	(16,996)
Adjusted equity in income (loss) of unconsolidated limited liability companies	$76,029	$(262,609)

4.    MORTGAGE NOTES PAYABLE

On January 22, 2014, the Company, through its joint venture partnership for the development of the 322-unit multifamily apartment building in Dallas, Texas (the "Prestonwood Project"), entered into a loan agreement totaling up to $31,054,212 for the development. The loan has a variable interest rate of 2.50% above the 1-month LIBOR and matures on January 22, 2017. As of March 31, 2015, the outstanding balance on the loan was $21,082,493.

On July 23, 2014, the Company, through its joint venture partnership for the development of the 141-unit multifamily apartment building in Walnut Creek, California (the "Walnut Creek Project"), entered into a construction loan agreement totaling up to $44,500,000 for the development. The loan has a fixed interest rate of 5.31% and matures on August 1, 2024. As of March 31, 2015, the outstanding balance on the loan was $0.

On November 7, 2014, the Company obtained a promissory note in the amount of $225,554 to fund deposits required to close on the 2020 Lawrence loan modification. The Company repaid $193,554 after the loan modification was closed. The note has a fixed rate of 3.25% and initially matured on December 22, 2014, at which time the maturity date of the remaining balance of $32,000 on the note was extended to March 22, 2015 and subsequently extended to May 29, 2015. As of March 31, 2015, the outstanding balance on the note was $32,000.

On February 27, 2015, the Company closed on a $19,990,000 first mortgage and $12,250,000 second mortgage on Elan Redmond Town Center. The first mortgage has a fixed rate of 3.33%. The second mortgage has a variable rate of 1.99% above the 1-month LIBOR. Both first and second mortgages mature on March 1, 2022.

On March 2, 2015, simultaneously with the acquisition of Gatehouse 75, the Company closed on a $36,210,000 mortgage loan to acquire the property. The loan has a fixed rate component of $21,800,000 and a variable rate component of $14,410,000. The interest rate is 3.35% and 1.95% above the 1-month LIBOR for the fixed rate component and variable rate component, respectively. The loan matures on April 1, 2022.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.  Under this approach, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximated $543,800,000 and $482,196,000 at March 31, 2015 and December 31, 2014, respectively.

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

During the three-month periods ended March 31, 2015 and 2014, the Company did not borrow or repay any advances under the Credit Facility - Affiliate.  The Company did not pay any interest charges or commitment fees during the three-month periods ended March 31, 2015 or 2014. There was no outstanding balance under the Credit Facility - Affiliate as of March 31, 2015 and December 31, 2014.

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

On February 22, 2015, the Company executed an amendment to the Credit Facility agreement which increased the maximum commitment on the Credit Facility from $45,000,000 to $60,000,000 through February 28, 2015, at which time the maximum commitment on the Credit Facility was reduced to $45,000,000.

During the three-month periods ended March 31, 2015 and 2014, the Company borrowed $9,000,000 and $80,000,000, respectively, under the Credit Facility and repaid $31,000,000 and $0 of advances, respectively, during the same periods.  The Company incurred $368,008 and $323,841of interest expense, respectively, and $17,676 and $48,028 of unused commitment fee, respectively, during the three-month periods ended March 31, 2015 and 2014. There was $19,000,000 and $41,000,000 outstanding on the Credit Facility as of March 31, 2015 and December 31, 2014, respectively.

The Company determines the fair value of the Credit Facility in accordance with authoritative guidance related to fair value measurement. Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined the fair value of the Credit Facility approximated the outstanding principal balance of the Credit Facility at March 31, 2015 and December 31, 2014.

7.    NOTE PAYABLE - AFFILIATE

On March 2, 2015, the Company entered into a promissory note agreement with an affiliate and borrowed $5,800,000 to fund the acquisition of Gatehouse 75. The promissory note has a variable interest rate of 5.00% above the 1-month LIBOR and matures on December 31, 2016. As of March 31, 2015 and December 31, 2014, the outstanding balance on the promissory note was $5,800,000 and $0.

The Company determines the fair value of the "Note payable - affiliate" in accordance with authoritative guidance related to fair value measurement. Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - affiliate" approximated the outstanding principal balance at March 31, 2015 and December 31, 2014, respectively.

8.    NOTE PAYABLE - OTHER

On June 12, 2012, Zocalo Community Development, Inc. ("Zocalo"), the managing member of the joint venture ("JV 2020 Lawrence") that the Operating Partnership formed with its subsidiary, BIR 2020 Lawrence, L.L.C. ("BIR 2020"), Zocalo and JB 2020, LLC, entered into a financing agreement with the State of Colorado, through the Colorado Energy Office, for $1,250,000 (the "Colorado Energy Loan") to be used for inclusion of energy efficient components in the construction of a mid-rise multifamily apartment building in Denver, Colorado (the "2020 Lawrence Project"). The Colorado Energy Loan has a term of 10 years and an interest rate of 5% per annum. The Colorado Energy Loan will mature on June 11, 2022. Zocalo has pledged all of its membership interests, both currently owned and subsequently acquired, in JV 2020 Lawrence as collateral for the Colorado Energy Loan. Pursuant to an authorizing resolution adopted by the members of JV 2020 Lawrence, Zocalo advanced the proceeds of the Colorado Energy Loan, as received from time to time, to JV 2020 Lawrence for application to the 2020 Lawrence Project. Such advances to JV 2020 Lawrence will not be considered contributions of capital to JV 2020 Lawrence. Also, Zocalo is authorized and directed to cause JV 2020 Lawrence to repay such advances, including principal and interest, made by Zocalo at such times as required by the Colorado Energy Loan. Any payments pursuant to the authorizing resolution shall be payable only from surplus cash of the 2020 Lawrence Project as defined by the U.S. Department of Housing and Urban Development ("HUD") in the governing regulatory agreement of the primary financing on the project as described above. If surplus cash is not available to satisfy Zocalo's payment obligations under the Colorado Energy Loan, then either Zocalo or BIR 2020 may issue a funding notice, pursuant to the JV 2020 Lawrence limited liability company agreement, for payment obligation amounts due and payable. As of March 31, 2015 and December 31, 2014, the outstanding balance on the Colorado Energy Loan was $1,250,000.

The Company determines the fair value of the "Note payable - other" in accordance with authoritative guidance related to fair value measurement. Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - other" approximated $1,362,000 and $1,374,000 at March 31, 2015 and December 31, 2014, respectively.

9.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the three-month periods ended March 31, 2015 and 2014, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,193 and $1,675,194, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of March 31, 2015 and December 31, 2014.

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

For the three-month periods ended March 31, 2015 and 2014, the Company's aggregate dividends on the Class B common stock totaled $0 and $478,000, respectively. There were no dividends payable to the Class B common stockholders as of March 31, 2015 and December 31, 2014.

During the three-month periods ended March 31, 2015 and 2014, the Company made tax payments of $0 and $56,900, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Equity (Deficit).

For the three-month periods ended March 31, 2015 and 2014, the Company's aggregate distribution to noncontrolling interest partners in Operating Partnership totaled $625,300 and $19,578,900, respectively. Distributions payable to the noncontrolling interest partners in Operating Partnership as of March 31, 2015 and December 31, 2014 were $625,300 and $0, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

10.    EARNINGS PER SHARE

Net income (loss) available to common shareholders per common share, basic and diluted, is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the applicable period, basic and diluted.

The reconciliation of the basic and diluted earnings per common share ("EPS") for the three-month periods ended March 31, 2015 and 2014 follows:

		Three months ended
		March 31,
		2015	2014
Net loss from continuing operations		$(4,229,029)	$(3,269,564)
Adjust:	Net (income) loss from continuing operations attributable to noncontrolling interest in properties	16,736	(64,984)
	Net loss from continuing operations attributable to noncontrolling interest in Operating Partnership	5,746,772	4,890,009
	Preferred dividends	(1,675,193)	(1,675,194)
Loss from continuing operations attributable to the Company		$(140,714)	$(119,733)

Net loss from discontinued operations		$—	$(114,216)
Adjust:	Net loss from discontinued operations attributable to noncontrolling interest in properties	—	148
	Net loss from discontinued operations attributable to noncontrolling interest in Operating Partnership	—	111,342
Net loss from discontinued operations attributable to the Company		$—	$(2,726)

Net loss available to common shareholders		$(140,714)	$(122,459)

Net loss from continuing operations attributable to the Company per common share, basic and diluted		$(0.10)	$(0.09)
Net loss from discontinued operations attributable to the Company per common share, basic and diluted		$—	$—
Net loss available to common shareholders per common share, basic and diluted		$(0.10)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196

Dividend declared per common share		$—	$0.339924

For the three-month periods ended March 31, 2015 and 2014, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

During 2014, the Company identified an error in the calculation of EPS from net income (loss) from continuing operations and EPS from net income (loss) from discontinued operations, in its previously reported financial statements for the years ended December 31, 2013, 2012 and 2011 and the related quarters including the quarter ended March 31, 2014.  This error was a result of incorrectly adjusting net income (loss) when calculating EPS from net income (loss) from continuing operations by the improper noncontrolling interest amount and not adjusting EPS from net income (loss) from discontinued operations by the proper noncontrolling interest amount. As noncontrolling interest related to both continuing and discontinued operations, the noncontrolling interest balance should have been allocated appropriately to continuing and discontinued operations. The Company has determined that this presentation error was not material to any prior periods as filed.  The previously issued financial statements have been revised to correct for this error. There was no impact on EPS from net income (loss) available to common shareholders.

The table below shows as previously reported and as revised EPS for the three-month period ended March 31, 2014:

	Three months ended March 31, 2014
	As previously reported	As revised
Net loss from continuing operations attributable to the Company per common share, basic and diluted	$(0.01)	$(0.09)
Net loss from discontinued operations attributable to the Company per common share, basic and diluted	$(0.08)	$—
Net loss available to common shareholders per common share, basic and diluted	$(0.09)	$(0.09)

11.	FUTURE MINIMUM RENT

Some of the Company’s properties have long term non-cancelable operating leases.  Minimum contractual lease payments receivable (excluding tenant reimbursement of expenses) under long term non‑cancelable operating leases, in effect as of March 31, 2015 are as follows:

2015	$185,457
2016	315,467
2017	358,535
2018	375,282
2019	303,622
Thereafter	2,511,620
$4,049,983

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

The Company has commitments to two joint venture multifamily development projects as of March 31, 2015. The Walnut Creek Project is a 141-unit multifamily apartment development project located in Walnut Creek, California. The Company will own a 98% interest in the project once fully invested and its current commitment in the joint venture is approximately $26.9 million. As of March 31, 2015, the Company has made capital contributions totaling approximately $18.7 million. The Company consolidates its investment in the Walnut Creek Project.

The Prestonwood Project is a 322-unit multifamily apartment development project located in Dallas, Texas. The Company has a 95% interest in the joint venture and has made a commitment to invest $12.6 million in the project. The Company has no obligation to fund capital to the Prestonwood Project in excess of its commitment of capital of $12.6 million. As of March 31, 2015, the Company has invested 100% of its total committed capital amount. The Company consolidates its investment in the Prestonwood Project.

In connection with mortgage financings collateralized by the Standard at Lenox Park, Berkshires at Town Center and Sunfield Lake properties, the Operating Partnership agreed to guarantee approximately $11.7 million of mortgage debt, at origination, related to its obligation to achieve certain revenue targets at the properties. On March 19, 2015, the guarantee in the amount of $3 million on Berkshires at Town Center was released. In connection with the construction loan financing collateralized by the

Walnut Creek Project, the Operating Partnership agreed to guarantee approximately $44.5 million, at origination, of construction loan debt. Additionally, the Company has guaranteed payment of the obligation under the Credit Facility, in full, when due at maturity or otherwise.

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

During the three-month period ended March 31, 2014, the Company acquired an interest rate cap related to its investment in Berkshires of Columbia for $258,990. The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt. The interest rate cap limits that interest exposure on the variable rate mortgage to 4.25% of the total mortgage amount of $44,000,000. The instrument matures on February 1, 2018. The Company has determined that the significant inputs used in the valuation model are observable in active markets, therefore, the Company considers the interest rate cap value of $23,937 and $50,224 as of March 31, 2015 and December 31, 2014, respectively, as level 2 classifications within the fair value hierarchy. The value of the interest rate cap is included in "Prepaid expenses and other assets".

14.    NONCONTROLLING INTEREST IN PROPERTIES

Four of the Company's properties, Berkshires of Columbia, 2020 Lawrence, Walnut Creek and Aura Prestonwood, are owned in joint ventures with third parties as of March 31, 2015. The Company owns interests of 91.38% in Berkshires of Columbia, 91.08% in 2020 Lawrence, 95.00% in Aura Prestonwood and will own a 98.00% interest in Walnut Creek once fully invested.

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

During the three-month periods ended March 31, 2015 and 2014, the Company received $0 and $619,093, respectively, of contributions from noncontrolling interest holders in properties.

During the three-month periods ended March 31, 2015 and 2014, distributions of $16,104 and $947,980, respectively, were made to the noncontrolling interest holders in properties. There were no distributions payable to noncontrolling interest holders in properties as of March 31, 2015 or December 31, 2014.

15.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net loss attributable to noncontrolling interest in the Operating Partnership for the three-month periods ended March 31, 2015 and 2014:

		Three months ended
		March 31,
		2015	2014
Net loss		$(4,229,029)	$(3,383,780)
Adjust:	Net (income) loss attributable to noncontrolling interest in properties	16,736	(64,836)
Loss before noncontrolling interest in Operating Partnership		(4,212,293)	(3,448,616)
Preferred dividend		(1,675,193)	(1,675,194)
Loss available to common equity		(5,887,486)	(5,123,810)
Noncontrolling interest in Operating Partnership		97.61%	97.61%
Net loss attributable to noncontrolling interest in Operating Partnership		$(5,746,772)	$(5,001,351)

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the three months ended
	March 31,
	2015	2014
Balance at beginning of period	$(19,217,779)	$(102,297,937)
Net loss attributable to noncontrolling interest in Operating Partnership	(5,746,772)	(5,001,351)
Distributions to noncontrolling interest partners in Operating Partnership	(625,300)	(19,578,900)
Balance at end of period	$(25,589,851)	$(126,878,188)

As of March 31, 2015 and December 31, 2014, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

16.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended
	March 31,
	2015	2014
Property management fees	$720,666	$785,785
Expense reimbursements	119,428	60,135
Salary reimbursements	1,871,321	2,170,753
Asset management fees	402,155	407,913
Incentive advisory fee	338,605	264,045
Acquisition fees	541,250	1,200,000
Construction management fees	142,278	5,844
Development fees	49,313	97,551
Interest	24,673	—
Total	$4,209,689	$4,992,026

Amounts due to affiliates of $3,148,517 and $3,085,668 are included in “Due to affiliates, net” at March 31, 2015 and December 31, 2014, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $5,264,543 and $5,146,525 at March 31, 2015 and December 31, 2014, respectively, and amounts due from affiliates of $2,116,026 and $2,060,857 at March 31, 2015 and December 31, 2014, respectively.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income, except Aura Prestonwood, which are payable at a rate of 2.75% of gross income. The Company incurred $720,666 and $785,785 of property management fees in the three-month periods ended March 31, 2015 and 2014, respectively.

The Company also reimburses Berkshire Advisor for administrative services for our operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property employee salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company. Expense reimbursements paid were $119,428 and $60,135 for the three-month periods ended March 31, 2015 and 2014, respectively. Salary reimbursements paid were $1,871,321 and $2,170,753 for the three-month periods ended March 31, 2015 and 2014, respectively.

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

On November 12, 2009, the Audit Committee of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment") pursuant to Berkshire Advisor's Supplemental Long Term Incentive Plan (the "Supplemental Plan"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value ("Base Value").  The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, based on the increase in fair value of the Company above the Base Value established by the Advisor.  On May 12, 2014, the Audit Committee of the Company approved an amendment to the Supplemental Plan which allows reissuance of previously forfeited or settled carried interests. The Company has recorded $338,605 and $264,045 of incentive advisory fees during the three-month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the accrued liability of $13,868,578 and $13,698,562, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the Company to Berkshire Advisor approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the Supplemental Plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $168,589 and $146,103 of incentive advisory fee payments during the three-month periods ended March 31, 2015 and 2014, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the three-month period ended March 31, 2015, the Company paid an acquisition fee of $541,250 on the acquisition of Gatehouse 75. During the three-month period ended March 31, 2014, the Company paid acquisition fees of $560,000 and $640,000 on the acquisitions of Pavilion Townplace and EON at Lindbergh, respectively.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $142,278 and $5,844 in construction management fees for the three-month periods ended March 31, 2015 and 2014, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees were based on the project’s development and construction costs. During the three-month periods ended March 31, 2015 and 2014, the Company incurred $49,313 and $97,551, respectively, on the Walnut Creek Project and the Prestonwood Project. The Company did not incur any development fees on the NoMa Project to BRD for the three-month periods ended March 31, 2015 and 2014.

During the three-month periods ended March 31, 2015 and 2014, the Company did not borrow under the Credit Facility - Affiliate or repay any advances, respectively, during the same periods.  The Company did not pay any interest expenses or commitment fees during the three-month periods ended March 31, 2015 or 2014. There was no outstanding balance under the Credit Facility - Affiliate as of March 31, 2015 and December 31, 2014.

On March 2, 2015, the Company entered into a promissory note agreement with an affiliate and borrowed $5,800,000 to fund the acquisition of Gatehouse 75. During the three-month period ended March 31, 2015, the Company incurred interest of $24,673.

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

18.    PROFORMA CONDENSED FINANCIAL INFORMATION

As discussed in Note 1 - Organization and Basis of Presentation, during the three-month period ended March 31, 2015, the Company acquired Gatehouse 75, which was deemed not to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired” ("Rule 3-14"). During the three-month period ended March 31, 2014, the Company acquired Pavilion Townplace and EON at Lindbergh, which were deemed to be individually significant in accordance with Rule 3-14. During the year ended December 31, 2014, the Company acquired Elan Redmond, which was not deemed to be individually significant in accordance with Rule 3-14.

The proforma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the three-month periods ended March 31, 2015 and 2014, adjusted to give effect to the transactions at the beginning of each of the periods presented.

The proforma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it attempt to represent the results of operations for future periods.

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenue from rental property	$19,250,744	$24,297,435
Net loss	$(3,561,673)	$(4,008,889)
Net income (loss) attributable to common shareholders	$526,642	$(747,568)
Net income (loss) attributable to common shareholders, per common share, basic and diluted	$0.37	$(0.53)

Included in the consolidated statements of operations for the three-month periods ended March 31, 2015 and 2014 are total revenue of $3,918,465 and $320,573, respectively, and net loss of $(1,739,667) and $(1,167,703), respectively, since the respective dates of acquisition through March 31, 2015 and 2014 for Pavilion Townplace, EON at Lindbergh, Elan Redmond Town Center and Gatehouse 75.

19.    SUBSEQUENT EVENTS

The Company has no reportable subsequent events.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BERKSHIRE INCOME REALTY, INC.

You should read the following discussion in conjunction with the consolidated financial statements of Berkshire Income Realty, Inc. (the “Company”) and the related notes and other financial information included in this report. For further information please refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Forward Looking Statements

The statements contained in this report, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report.  These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management.  Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology are intended to identify forward-looking statements.  There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), possible sales or acquisitions of assets, the acquisition restrictions placed on the Company by an affiliated entity Berkshire Multifamily Value Plus Fund III, LP (“BVF III”), availability of capital, interest rates and interest rate spreads, changes in accounting principles generally accepted in the United States of America ("GAAP") and policies and guidelines applicable to REITs, those factors set forth in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) and other risks and uncertainties as may be detailed from time to time in our public announcements and our reports filed with the SEC.

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

As used herein, the terms “we”, “us” or the “Company” refer to Berkshire Income Realty, Inc., a Maryland corporation, incorporated on July 19, 2002.  The Company is in the business of acquiring, owning, operating, developing and renovating multifamily apartment communities.  Berkshire Property Advisors, L.L.C. (“Berkshire Advisor” or “Advisor”) is an affiliated entity we have contracted with to make decisions relating to the day-to-day management and operation of our business, subject to the oversight of the Company’s Board of Directors ("Board").  Refer to Part III, Item 13 - Certain Relationships and Related Transactions and Director Independence and Part IV, Item 15 - Notes to the Consolidated Financial Statements, Note 16 - Related Party Transactions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, for additional information about the Advisor.

Overview

The Company is engaged primarily in the acquisition, ownership, operation, development and rehabilitation of multifamily apartment communities in the Baltimore/Washington D.C., Southeast, Southwest, Western and Northwest areas of the United States. We conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets through Berkshire Income Realty-OP, L.P., a Delaware limited partnership (the "Operating Partnership").  The Company’s wholly owned subsidiary, BIR GP, L.L.C., a Delaware limited liability company, is the sole general partner of the Operating Partnership.

As of May 14, 2015, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the three-month period ended March 31, 2015 included the following:

On January 22, 2015, the Company executed an amendment to the credit facility agreement with an unaffiliated lender ("Credit Facility") (refer to Note 6 - Credit Facility of Notes to Consolidated Financial Statements on page 15 for further discussion) which increased the maximum commitment on the Credit Facility from $45,000,000 to $60,000,000 through February 28, 2015, at which time the maximum commitment on the Credit Facility was reduced to $45,000,000.

During the three-month period ended March 31, 2015, the Company borrowed $9,000,000 from and repaid $31,000,000 to the Credit Facility. As of March 31, 2015, the Credit Facility has a maximum commitment of $45,000,000.

On February 27, 2015, the Company closed on a $19,990,000 first mortgage and $12,250,000 second mortgage on Elan Redmond Town Center. The first mortgage has a fixed rate of 3.33%. The second mortgage has a variable rate of 1.99% above the 1-month London Inter-Bank Offered Rate ("LIBOR"). Both first and second mortgages mature on March 1, 2022.

On March 2, 2015, the Company, through its subsidiary, BIR Gatehouse, L.L.C., completed the acquisition of Gatehouse 75, a 99-unit multifamily apartment community located in Boston, Massachusetts. The seller was an unaffiliated third party. The purchase price for Gatehouse 75 was $54,125,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $36,210,000 mortgage loan to acquire the property. The loan has a fixed rate component of $21,800,000 and a variable rate component of $14,410,000. The interest rate is 3.35% and 1.95% above the 1-month LIBOR for the fixed rate component and variable rate component, respectively. The loan matures on April 1, 2022.

Also on March 2, 2015, the Company entered into a promissory note agreement with an affiliate and borrowed $5,800,000 to fund the acquisition of Gatehouse 75. The promissory note has a variable rate of 5% above the 1-month LIBOR and matures on December 31, 2016.

During the three-month period ended March 31, 2015, the Company received distributions from operations of $1,333,333 from its investment in BIR/BVF-II NoMa JV, L.L.C. ("NoMa JV").

General

The Company detailed a number of significant trends and specific factors affecting the real estate industry in general and the Company’s business in particular in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.  The Company believes those trends and factors continue to be relevant to the Company’s performance and financial condition.

Liquidity and Capital Resources

Cash and Cash Flows

As of March 31, 2015 and December 31, 2014, the Company had approximately $12,922,000 and $4,370,000 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three months ended
	March 31,
	2015	2014
Cash provided by operating activities	$6,155,959	$4,136,393
Cash used in investing activities	(54,111,729)	(65,476,733)
Cash provided by financing activities	56,508,335	60,306,178

During the three-month period ended March 31, 2015, cash increased by approximately $8,553,000.

The Company's net cash flow from operating activities for the three-month period ended March 31, 2015 increased by $2,020,000 from the same period in 2014 primarily due to $1,647,000 increase in cash attributable to changes in working capital and $1,297,000 of lower interest expense, partially offset by $778,000 lower Net Operating Income ("NOI") (see page 30 for more detail).

The Company's net cash used in investing activities for the three-month period ended March 31, 2015 decreased by $11,365,000 from the comparable period in 2014 primarily due to $11,921,000 returned from the restricted cash held in escrow for 1031 exchange in 2015 as compared to $0 in 2014, and $54,021,000 used for acquisition of Gatehouse 75 in 2015 as compared to $60,611,000 used for acquisitions of Pavilion Townplace, EON at Lindbergh and Aura Prestonwood in 2014. The decrease was partially offset by capital expenditure of $11,944,000 spent during the three-month period ended March 31, 2015 as compared to $5,304,000 spent during the comparable period in 2014.

The Company's net cash from financing activities for the three-month period ended March 31, 2015 decreased by $3,798,000 from the same period in 2014, primarily due to net cash outflow to the Credit Facility of $22,000,000 in 2015 as compared to net borrowing from the Credit Facility of $80,000,000 in 2014. The decrease was offset by net cash borrowing from mortgage notes of $74,850,000 in the three-month period ended March 31, 2015 as compared to $5,340,000 in the same period of 2014 and aggregate distributions of $16,000 made during the three-month period ended March 31, 2015 as compared to $21,005,000 made during the three-month period ended March 31, 2014.

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

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and advances from the credit facilities. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its preferred stockholders in accordance with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Funds required to make distributions to our preferred shareholders that are not provided by operating activities will be supplemented by property debt financing and refinancing activities, property sales and advances on the credit facilities. Funds required to make distributions to common shareholders and Operating Partnership unitholders are funded by operating, sales and refinancing proceeds.

The Company intends to meet its long-term liquidity requirements through property sales, property debt financing and refinancing, noting that possible interest rate increases could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of March 31, 2015, approximately $132,847,000 of principal, or 26.0% of the Company’s outstanding mortgage debt, is due to be repaid by December 31, 2017.  During that period, principal of $32,000, $60,748,000 and $58,322,000 relates to loans that are due to mature and be repaid in full in 2015, 2016 and 2017, respectively.  All other payments of principal during the three-year period are normal recurring monthly payments in accordance with the loan amortization schedules.  The Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of March 31, 2015, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exception of Berkshires of Columbia, Aura Prestonwood, Elan Redmond Town Center and Gatehouse 75, which have variable interest rate debt. The construction loan of Walnut Creek has no outstanding balance as of March 31, 2015.

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

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company ("Credit Facility - Affiliate").  The Credit Facility - Affiliate does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of March 31, 2015 and December 31, 2014, there were no outstanding balances on the Credit Facility - Affiliate.

The Company has a Credit Facility with an unaffiliated lender, which has a maximum commitment of $45,000,000 as of March 31, 2015. The Credit Facility is used to facilitate property acquisitions and to fund the development activities of the Company. As of March 31, 2015 and December 31, 2014, there was $19,000,000 and $41,000,000 outstanding on the Credit Facility, respectively.

Capital Expenditures

The Company paid $330,598 and $543,660 in recurring capital expenditures during the three-month periods ended March 31, 2015 and 2014, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $11,613,498 and $4,760,159 in renovation-related and development capital expenditures during the three-month periods ended March 31, 2015 and 2014, respectively. Renovation-related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity related to the Walnut Creek Project, a 141-unit multifamily apartment development project located in Walnut Creek, California, which is currently in development. Once fully invested, the Company's ownership percentage will be 98%. As of March 31, 2015, the project development costs incurred were approximately $21.7 million, of the total budgeted costs of approximately $68.6 million. Total capital currently committed to the project is approximately $26.9 million. As of March 31, 2015, the Company has made capital contributions of approximately $18.7 million, or 69.5% of its current total commitment. Construction on the Walnut Creek Project began in July 2014. The Company consolidates its investment in the Walnut Creek Project.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity related to the Prestonwood Project, a 322-unit multifamily apartment development project located in Dallas, Texas. The Company's ownership percentage in the project is 95%. As of March 31, 2015, the project development costs incurred were approximately $38.0 million, of the total budgeted costs of approximately $44.4 million. Total capital committed to the joint venture is $12.6 million and is fully funded as of March 31, 2015. The construction began in the first quarter of 2014. The Company consolidates its investment in the Prestonwood Project.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Projects	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs Incurred to-date March 31, 2015 (in millions)	Anticipated Completion Date
Walnut Creek	141	846	138,370	68.6	21.7	Q3 2016
Aura Prestonwood	322	837	269,370	44.4	38.0	Q4 2015 (2)
Total / Average	463	842	407,740	$113.0	$59.7

(1)	Includes retail space of 19,017 sq ft at the Walnut Creek Project.

(2)	The Prestonwood Project received temporary certificates of occupancy for 88 of the 322 units from City of Dallas during the three-month period ended March 31, 2015.

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

The Company's capital budgets for 2015 anticipate spending approximately $12,358,000 for ongoing capital needs.  As of March 31, 2015, the Company has committed to multi-year rehabilitation projects at Seasons of Laurel and Standard at Lenox Park. Both projects include the replacement of exterior siding while the Seasons of Laurel project also includes interior unit updates. The 2015 anticipated spending includes the portion of each project's costs scheduled to be completed by December 31, 2015.

Discussion of acquisitions for the three-month period ended March 31, 2015

On March 2, 2015, the Company, through its subsidiary, BIR Gatehouse, L.L.C., completed the acquisition of Gatehouse 75, a 99-unit multifamily apartment community located in Boston, Massachusetts. The seller was an unaffiliated third party. The purchase price for Gatehouse 75 was $54,125,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. The Company has acquired Gatehouse 75 as a replacement property in an exchange transaction under Section 1031 of the Internal Revenue Code for Yorktowne, which was sold in 2014.

Accounting Standards Codification ("ASC") 805-10 requires that identifiable assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. As of the acquisition date, the amounts recognized for each major class of assets acquired and liabilities assumed was as follows:

Gatehouse 75
Asset acquired:
Multifamily apartment communities	$53,485,875
Acquired in-place leases and tenant relationships	639,125
Total assets acquired	$54,125,000

Liabilities assumed:
Accrued expenses	$24,248
Tenant security deposit liability	80,082
Total liabilities assumed	$104,330

Discussion of dispositions for the three-month period ended March 31, 2015

The Company did not dispose of any properties during the three-month period ended March 31, 2015.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the three-month periods ended March 31, 2015 and 2014, the Company’s aggregate dividends on the Preferred Shares totaled $1,675,193 and $1,675,194, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of March 31, 2015 and December 31, 2014.

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

For the three-month periods ended March 31, 2015 and 2014, the Company’s aggregate dividends on the Class B common stock totaled $0 and $478,000, respectively. There were no dividends payable to the Class B common stockholders as of March 31, 2015 and December 31, 2014.

During the three-month periods ended March 31, 2015 and 2014, the Company made tax payments of $0 and $56,900, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

For the three-month periods ended March 31, 2015 and 2014, the Company’s aggregate distributions to noncontrolling interest partners in Operating Partnership totaled $625,300 and $19,578,900, respectively. Distributions payable to the noncontrolling interest partners in Operating Partnership as of March 31, 2015 and December 31, 2014 were $625,300 and $0, respectively.

During the three-month periods ended March 31, 2015 and 2014, the Company's aggregate distributions to the noncontrolling interest holders in properties totaled $16,104 and $947,980, respectively. There were no distributions payable to the noncontrolling holders in properties as of March 31, 2015 and December 31, 2014, respectively.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Three months ended				Three months ended
	March 31, 2015				March 31, 2014
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	485	987	$1,457	$8	716	984	$1,262	$6
Renewed leases	513	987	$1,474	$—	653	983	$1,282	$—

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the three-month periods ended March 31, 2015 and 2014. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during three-month periods ended March 31, 2015 and March 31, 2014, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the Company also presents the comparison of operating results for the three-month periods ended March 31, 2015 and 2014 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net loss, shown on the Consolidated Statement of Operations.  For the three-month periods ended March 31, 2015 and 2014, net loss was $(4,229,029) and $(3,383,780), respectively. A reconciliation of the Company’s NOI to net loss for the three-month periods ended March 31, 2015 and 2014 is presented as part of the following tables.

Comparison of the three-month period ended March 31, 2015 to the three-month period ended March 31, 2014

The table below reflects selected operating information for the Same Property Portfolio. The Same Property Portfolio consists of the 10 properties acquired or placed in service on or prior to January 1, 2014 and owned through March 31, 2015. The Total Property Portfolio includes entity level expenses and financing costs as well as the effect of the acquisition of one property, Gatehouse 75, during the three-month period ended March 31, 2015, the acquisitions of three properties, Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center, the sales of eight properties, Chisholm, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge, Reserves at Arboretum and Yorktowne and the change in ownership structure of Country Place I and Country Place II during the twelve-month period ended December 31, 2014. (The 2014 residual activity for Walden Pond and Gables of Texas has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Three months ended March 31,
	2015	2014	Increase/ (Decrease)	% Change
Revenue:
Rental	$13,386,138	$12,752,452	$633,686	4.97%
Utility reimbursement and other	1,338,354	1,257,855	80,499	6.40%
Total revenue	14,724,492	14,010,307	714,185	5.10%

Operating Expenses:
Operating	3,331,447	3,274,368	57,079	1.74%
Maintenance	810,116	799,331	10,785	1.35%
Real estate taxes	1,439,303	1,424,427	14,876	1.04%
General and administrative	—	—	—	—%
Management fees	572,210	544,308	27,902	5.13%
Incentive advisory fees	—	—	—	—%
Total operating expenses	6,153,076	6,042,434	110,642	1.83%

Net Operating Income	8,571,416	7,967,873	603,543	7.57%

Non-operating expenses:
Depreciation	4,560,322	4,360,781	199,541	4.58%
Interest, inclusive of amortization of deferred financing fees	4,791,407	5,003,604	(212,197)	(4.24)%
Amortization of acquired in-place leases and tenant relationships	—	—	—	—%
Total non-operating expenses	9,351,729	9,364,385	(12,656)	(0.14)%

Net loss	$(780,313)	$(1,396,512)	$616,199	44.12%

Comparison of the three-month period ended March 31, 2015 to the three-month period ended March 31, 2014

	Total Property Portfolio
	Three months ended March 31,
	2015	2014	Increase/ (Decrease)	% Change
Revenue:
Rental	$16,928,674	$19,289,286	$(2,360,612)	(12.24)%
Utility reimbursement and other	1,736,979	1,887,379	(150,400)	(7.97)%
Total revenue	18,665,653	21,176,665	(2,511,012)	(11.86)%

Operating Expenses:
Operating	4,772,734	6,321,228	(1,548,494)	(24.50)%
Maintenance	921,638	1,132,823	(211,185)	(18.64)%
Real estate taxes	2,114,675	2,183,181	(68,506)	(3.14)%
General and administrative	715,228	621,161	94,067	15.14%
Management fees	1,152,463	1,226,253	(73,790)	(6.02)%
Incentive advisory fees	338,605	264,045	74,560	28.24%
Total operating expenses	10,015,343	11,748,691	(1,733,348)	(14.75)%

Net Operating Income	8,650,310	9,427,974	(777,664)	(8.25)%

Non-operating expenses:
Depreciation	6,486,256	6,286,212	200,044	3.18%
Interest, inclusive of amortization of deferred financing fees	5,796,484	7,093,818	(1,297,334)	(18.29)%
Amortization of acquired in-place leases and tenant relationships	622,231	—	622,231	100.00%
Total non-operating expenses	12,904,971	13,380,030	(475,059)	(3.55)%

Loss before equity in income of unconsolidated multifamily entities and discontinued operations	(4,254,661)	(3,952,056)	(302,605)	(7.66)%

Equity in income of unconsolidated multifamily entities	25,632	682,492	(656,860)	(96.24)%

Discontinued operations *	—	(114,216)	114,216	100.00%

Net loss	$(4,229,029)	$(3,383,780)	$(845,249)	(24.98)%

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge and Reserves at Arboretum and Yorktowne sold during 2014 are not presented as part of discontinued operations.

Comparison of the three-month period ended March 31, 2015 to the three-month period ended March 31, 2014
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended March 31, 2015 in comparison to the same period of 2014.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the three-month period ended March 31, 2015 of $1,361 per apartment unit increased by 4.05% over the 2014 rental rates of $1,308 for the same period, contributing to an increase of approximately $488,000 in rental revenue. Average physical occupancy for the 2015 Same Property Portfolio was 95.49%, above the 2014 average of 94.50%, attributing to approximately $145,000 increase in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets have allowed the Company to implement rent increases at properties while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Three months ended March 31,
	2015	2014	Increase/ (Decrease)	% Change
Rental
Market rent	$14,263,636	$13,775,433	$488,203	3.54%
Occupancy	(877,498)	(1,022,981)	145,483	14.22%
Total Rental	$13,386,138	$12,752,452	$633,686	4.97%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014, due primarily to increased relet fees, commercial rent and parking fees. Increased utility reimbursements is a result of higher utility expenses for the applicable billing period, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Three months ended March 31,
	2015	2014	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$614,003	$587,573	$26,430	4.50%
Other	724,351	670,282	54,069	8.07%
Total Utility reimbursement and other	$1,338,354	$1,257,855	$80,499	6.40%

Operating Expenses

Operating

Operating expenses of the Same Property Portfolio increased during the three-month period ended March 31, 2015 as compared to the same period of 2014. Utilities expenses were higher due to an unseaonsably cold winter. Lower insurance expense was a result of overall reduction in the claims and overall improvement in the risk profile of the Company's portfolio.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Three months ended March 31,
	2015	2014	Increase/ (Decrease)	% Change
Operating
Payroll	$1,279,580	$1,253,401	$26,179	2.09%
Utilities	1,177,450	1,075,879	101,571	9.44%
Insurance	237,077	271,495	(34,418)	(12.68)%
Property-related G&A	378,623	378,106	517	0.14%
Leasing	132,597	147,705	(15,108)	(10.23)%
Advertising	108,256	113,257	(5,001)	(4.42)%
Other	17,864	34,525	(16,661)	(48.26)%
Total Operating	$3,331,447	$3,274,368	$57,079	1.74%

Maintenance

Maintenance expenses of the Same Property Portfolio increased slightly during the three-month period ended March 31, 2015 as compared to the same period of 2014, mainly due to increases in other maintenance and snow removal.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Three months ended March 31,
	2015	2014	Increase/ (Decrease)	% Change
Maintenance
Pool service	$14,344	$15,864	$(1,520)	(9.58)%
Exterminating	19,900	23,990	(4,090)	(17.05)%
Landscaping	97,738	99,798	(2,060)	(2.06)%
Supplies	12,908	13,884	(976)	(7.03)%
Cleaning	131,702	129,582	2,120	1.64%
Snow removal	84,869	73,785	11,084	15.02%
Painting	116,582	117,625	(1,043)	(0.89)%
Repairs	205,466	213,850	(8,384)	(3.92)%
Other	126,607	110,953	15,654	14.11%
Total Maintenance	$810,116	$799,331	$10,785	1.35%

Real Estate Taxes

Real estate taxes of the Same Property Portfolio increased for the three-month period ended March 31, 2015 from the comparable period of 2014 as a result of increased real estate value assessments and tax rates. The Company continues to challenge the assessed values of its properties where appropriate and appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.

Management Fees

Management fees of the Same Property Portfolio increased for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three-month period ended March 31, 2015 as compared to the same period of the prior year.  The increase is a result of additions to the basis of fixed assets in the portfolio driven by normal recurring capital expenditures.

Interest, inclusive of amortization of deferred financing fees

Interest expense of the Same Property Portfolio decreased for the three-month period ended March 31, 2015 over the comparable period of 2014 primarily due to a lower interest rate on the 2020 Lawrence mortgage, which was reduced to 4.45% from the previous rate of 5.00% in November 2014 and reduced principal balances at most properties as a result of mortgage principal amortization.

Comparison of the three-month period ended March 31, 2015 to the three-month period ended March 31, 2014
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014 are also due to the fluctuations in the actual properties owned during the comparative periods.

In addition to the revenue analysis discussed with respect to the Same Property Portfolio, total revenue decreased mainly due to loss in revenue from properties sold during 2014 totaling approximately $6,856,000. The decrease was partially offset by revenue from Pavilion Townplace of approximately $1,118,000 and EON at Lindbergh of $1,373,000, which were acquired in the March 2014, Elan Redmond Town Center of $824,000, which was acquired in December 2014, and Gatehouse 75 of $283,000, which was acquired in the first quarter of 2015.

In addition to the operating expenses analysis discussed with respect to the Same Property Portfolio, the decrease in total operating expenses was primarily attributable to expenses for properties sold during 2014 totaling approximately $3,007,000 and lower acquisition costs of approximately $632,000 related to Gatehouse 75 expensed during the three-month period ended March 31, 2015 as compared to acquisition costs of approximately $1,347,000 related to Pavilion Townplace and EON at Lindbergh expensed in the same period in 2014. The decrease was partially offset by increased operating expenses from Aura Prestonwood, Pavilion Townplace, EON at Lindbergh, Elan Redmond Town Center and Gatehouse 75 totaling $1,709,000.

In addition to the non-operating expenses analysis discussed with respect to the Same Property Portfolio, non-operating expenses decreased mainly due to decreased interest expenses incurred at properties that were sold during 2014 totaling approximately $1,716,000 and lower interest expenses of approximately $198,000 as a a result of reduced Credit Facility balance outstanding during the three-month period ended March 31, 2015 when compared to the same period ended March 31, 2014. The decrease was partially offset by increased interest expense and amortization of acquired in-place leases and tenant relationships of Pavilion Townplace, EON at Lindbergh, Elan Redmond Town Center and Gatehouse 75 totaling approximately $1,439,000.

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

The following table presents a reconciliation of net loss to FFO for the three-month periods ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014
Net loss	$(4,229,029)	$(3,383,780)
Add:
Depreciation of real property	5,681,530	5,456,981
Amortization of acquired in-place leases and tenant relationships	622,231	—
Funds from operations of unconsolidated multifamily entities	577,666	378,237
Less:
Funds from operations of noncontrolling interest in properties	(30,804)	(227,383)
Equity in income of unconsolidated multifamily entities	(25,632)	(682,492)
Funds from Operations	$2,595,962	$1,541,563

FFO increased for the three-month period ended March 31, 2015 as compared to the same period in 2014. The increase in FFO is mainly attributable to reduced interest expenses and operating expenses as a result of assets that were sold in 2014, and lower acquisition costs related to Gatehouse 75 expensed during the three-month period ended March 31, 2015 as compared to acquisition costs related to Pavilion Townplace and EON at Lindbergh expensed in the same period in 2014. The increase was partially offset by loss of operating income from assets that were sold in 2014 and added operations from assets acquired in 2014 and first quarter of 2015.

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

In 2015, the multifamily sector has continued to exhibit improved performance and strong fundamentals on a national basis due to sustained higher rent levels and continued stable occupancies due to ongoing favorable apartment unit supply and demand dynamics. Reduced levels of new unit construction and home ownership rates in recent years have decreased supply and increased demand in the apartment sector in recent years resulting in a national vacancy rate near its 10-year low. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction values and volume remaining strong in recent years.

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

The following table presents scheduled principal and related weighted average interest rates by expected maturity dates for the Company's long term debt as of March 31, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Fixed rate debt
Fixed rate mortgage notes payable	$3,361,015	$64,595,695	$41,637,887	$16,410,359	$4,622,377	$289,169,042	$419,796,375	$452,259,000
Fixed rate note payable - other (2)	18,545	38,493	40,442	42,489	44,640	1,065,391	1,250,000	1,362,000
Average interest rate (1)	5.10%	5.10%	5.02%	4.90%	4.83%	4.83%	5.10%
Total fixed rate debt	$3,379,560	$64,634,188	$41,678,329	$16,452,848	$4,667,017	$290,234,433	$421,046,375	$453,621,000
Variable rate debt
Variable rate mortgage notes payable	$398,362	$564,684	$22,270,934	$1,313,193	$1,313,193	$65,882,125	$91,742,491	$91,541,000
Variable rate Credit Facility	—	—	19,000,000	—	—	—	19,000,000	19,000,000
Variable rate note payable - affiliate	—	5,800,000	—	—	—	—	5,800,000	5,800,000
Average interest rate (1)	2.85%	2.86%	2.74%	2.43%	2.43%	2.43%	2.85%
Total variable rate debt	$398,362	$6,364,684	$41,270,934	$1,313,193	$1,313,193	$65,882,125	$116,542,491	$116,341,000
Total long term debt	$3,777,922	$70,998,872	$82,949,263	$17,766,041	$5,980,210	$356,116,558	$537,588,866	$569,962,000

(1)	Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

(2)	Relates to the Colorado Energy Loan as described in Note 8 - Note Payable - Other of Notes to Consolidated Financial Statements.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There were no material litigation developments during the quarter. See Note 17 - Legal Proceedings of Notes to Consolidated Financial Statements.

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2014 as filed with the SEC on March 31, 2015. As of March 31, 2015, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

101.
The following materials from Berkshire Income Realty, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
May 15, 2015	/s/ Charles B. Leitner III
Charles B. Leitner III
President and Principal Executive Officer

May 15, 2015	/s/ David E. Doherty
David E. Doherty
Senior Vice President and Principal Financial Officer