Form 10-Q
period 2015-06-30
BERKSHIRE INCOME REALTY, INC.
filed 2015-08-14
CIK 1178862

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Yes ☐    No ☒

There were 1,406,196 shares of Class B common stock outstanding as of August 13, 2015.

Part I    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net of accumulated depreciation of $204,611,430 and $190,993,267, respectively	$540,979,970	$472,942,656
Cash and cash equivalents	11,030,065	4,369,626
Cash restricted for tenant security deposits	1,306,246	1,202,884
Restricted cash held in escrow for 1031 exchange	—	11,920,578
Replacement reserve escrow	1,568,888	1,425,007
Prepaid expenses and other assets	8,616,935	8,807,199
Investments in unconsolidated multifamily entities	12,769,167	14,078,222
Acquired in-place leases and tenant relationships, net of accumulated amortization of $2,669,118 and $1,518,971, respectively	708,521	1,219,543
Deferred expenses, net of accumulated amortization of $2,935,443 and $2,239,550, respectively	5,477,522	5,706,855
Total assets	$582,457,314	$521,672,570

LIABILITIES AND EQUITY (DEFICIT)

Liabilities:
Mortgage notes payable	$514,880,027	$436,785,408
Credit Facility (Note 6)	26,000,000	41,000,000
Note payable - affiliate (Note 7)	5,800,000	—
Note payable - other (Note 8)	1,231,455	1,250,000
Due to affiliates, net	3,110,047	3,085,668
Due to affiliate, incentive advisory fees	14,691,377	13,698,562
Dividend and distributions payable	837,607	837,607
Accrued expenses and other liabilities	16,615,060	12,889,999
Tenant security deposits	1,653,503	1,451,751
Total liabilities	584,819,076	510,998,995

Commitments and contingencies (Note 12)	—	—

Equity (deficit):
Noncontrolling interest in properties (Note 14)	(88,560)	(25,658)
Noncontrolling interest in Operating Partnership (Note 15)	(31,902,772)	(19,217,779)
Series A 9% Cumulative Redeemable Preferred Stock, no par value, $25 stated value, 5,000,000 shares authorized, 2,978,110 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	70,210,830	70,210,830
Class A common stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $.01 par value, 5,000,000 shares authorized, 1,406,196 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	14,062	14,062
Excess stock, $.01 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Accumulated deficit	(40,595,322)	(40,307,880)
Total equity (deficit)	(2,361,762)	10,673,575

Total liabilities and equity (deficit)	$582,457,314	$521,672,570
The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Rental	$17,875,856	$21,167,877	$34,804,530	$40,457,163
Utility reimbursement	816,042	1,108,411	1,568,439	2,027,248
Other	1,050,889	1,129,850	2,035,471	2,098,392
Total revenue	19,742,787	23,406,138	38,408,440	44,582,803
Expenses:
Operating	4,123,622	4,995,317	8,896,356	11,316,545
Maintenance	1,023,892	1,440,932	1,945,530	2,573,755
Real estate taxes	2,253,680	2,550,600	4,368,355	4,733,781
General and administrative	707,699	721,624	1,422,927	1,342,785
Management fees	1,190,621	1,339,036	2,343,084	2,565,289
Incentive advisory fees	1,052,608	2,409,374	1,391,213	2,673,419
Depreciation	7,131,907	7,243,111	13,618,163	13,529,323
Interest, inclusive of amortization of deferred financing fees	6,214,603	7,967,522	12,011,087	15,061,340
Loss on extinguishment of debt	—	1,743,652	—	1,743,652
Amortization of acquired in-place leases and tenant relationships	527,916	745,203	1,150,147	745,203
Total expenses	24,226,548	31,156,371	47,146,862	56,285,092
Loss before equity in income (loss) of unconsolidated multifamily entities	(4,483,761)	(7,750,233)	(8,738,422)	(11,702,289)
Equity in income (loss) of unconsolidated multifamily entities	(1,354)	12,292,944	24,278	12,975,436
Gain on disposition of real estate assets	—	49,519,992	—	49,519,992
Income (loss) from continuing operations	(4,485,115)	54,062,703	(8,714,144)	50,793,139
Net loss from discontinued operations	—	—	—	(114,216)
Net income (loss)	(4,485,115)	54,062,703	(8,714,144)	50,678,923
Net (income) loss attributable to noncontrolling interest in properties	21,059	(125,887)	37,795	(190,723)
Net (income) loss attributable to noncontrolling interest in Operating Partnership (Note 15)	5,992,521	(51,012,570)	11,739,293	(46,011,219)
Net income attributable to the Company	1,528,465	2,924,246	3,062,944	4,476,981
Preferred dividend	(1,675,193)	(1,675,193)	(3,350,386)	(3,350,387)
Net income (loss) available to common shareholders	$(146,728)	$1,249,053	$(287,442)	$1,126,594
Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted	$(0.10)	$0.89	$(0.20)	$0.80
Net loss from discontinued operations attributable to the Company per common share, basic and diluted	$—	$—	$—	$—
Net income (loss) available to common shareholders per common share, basic and diluted	$(0.10)	$0.89	$(0.20)	$0.80
Weighted average number of common shares outstanding, basic and diluted	1,406,196	1,406,196	1,406,196	1,406,196

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(unaudited)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(42,354,222)	$879,785	$(102,297,937)	$(73,547,482)
Net income (loss)	—	—	—	—	4,476,981	190,723	46,011,219	50,678,923
Contributions	—	—	—	—	—	665,447	—	665,447
Distributions	—	—	—	—	(478,000)	(1,039,980)	(19,843,660)	(21,361,640)
Distributions to preferred shareholders	—	—	—	—	(3,350,387)	—	—	(3,350,387)
Balance at June 30, 2014	2,978,110	$70,210,830	1,406,196	$14,062	$(41,705,628)	$695,975	$(76,130,378)	$(46,915,139)

	Company Shareholders
	Series A Preferred Stock		Class B Common Stock		Accumulated Deficit	Noncontrolling Interests –Properties	Noncontrolling Interests – Operating Partnership	Total Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	2,978,110	$70,210,830	1,406,196	$14,062	$(40,307,880)	$(25,658)	$(19,217,779)	$10,673,575
Net income (loss)	—	—	—	—	3,062,944	(37,795)	(11,739,293)	(8,714,144)
Contributions	—	—	—	—	—	3,924	—	3,924
Distributions	—	—	—	—	—	(29,031)	(945,700)	(974,731)
Distributions to preferred shareholders	—	—	—	—	(3,350,386)	—	—	(3,350,386)
Balance at June 30, 2015	2,978,110	$70,210,830	1,406,196	$14,062	$(40,595,322)	$(88,560)	$(31,902,772)	$(2,361,762)

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(8,714,144)	$50,678,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred costs	509,486	543,373
Amortization of acquired in-place leases and tenant relationships	1,150,147	745,203
Amortization of fair value premium on mortgage debt	(192,544)	(126,111)
Loss on derivative financial instrument	40,633	—
Loss on extinguishment of debt	—	67,672
Depreciation	13,618,163	13,529,323
Deferred costs	(40,422)	(18,119)
Equity in income of unconsolidated multifamily entities	(24,278)	(12,975,436)
Gain on disposition of real estate assets	—	(49,519,992)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Tenant security deposits, net	18,308	(229,891)
Prepaid expenses and other assets	(203,771)	(18,262)
Due to/from affiliates	24,379	(288,010)
Due to affiliate - incentive advisory fees	992,815	2,276,784
Accrued expenses and other liabilities	1,158,850	(1,519,822)
Distributions from investment in unconsolidated multifamily entities	1,333,333	—
Net cash provided by operating activities	9,670,955	3,145,635

Cash flows from investing activities:
Capital improvements	(25,413,996)	(11,913,603)
Acquisition of multifamily apartment communities	(54,020,670)	(60,611,119)
Return of earnest money deposits on acquisition	—	2,000,000
Proceeds from sale of multifamily apartment communities	—	74,668,760
Distributions from investment in unconsolidated multifamily entities	—	12,580,344
Return of/(deposit to) restricted cash held in escrow for 1031 exchange	11,920,578	(40,835,011)
Interest earned on replacement reserve deposits	(228)	(458)
Deposits to replacement reserve escrow	(143,653)	(272,400)
Insurance proceeds	353,402	—
Net cash used in investing activities	(67,304,567)	(24,383,487)

Cash flows from financing activities:
Borrowings from mortgage notes payable	80,330,870	46,253,335
Principal payments on mortgage notes payable	(2,043,707)	(3,067,912)
Repayments of mortgage notes payable	—	(71,183,360)
Borrowings from Credit Facility	16,000,000	80,000,000
Principal payments on Credit Facility	(31,000,000)	—
Borrowings from note payable - affiliate	5,800,000	—
Principal payments on note payable - other	(18,545)	—
Deferred financing costs	(453,374)	(4,380,632)
Contributions from noncontrolling interest holders in properties	3,924	665,447
Distributions to noncontrolling interest holders in properties	(29,031)	(1,039,980)
Distributions to noncontrolling interest partners in Operating Partnership	(945,700)	(19,843,660)
Distributions to common shareholders	—	(478,000)
Distributions to preferred shareholders	(3,350,386)	(3,350,387)
Net cash provided by financing activities	64,294,051	23,574,851

BERKSHIRE INCOME REALTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2015	2014

Net increase in cash and cash equivalents	6,660,439	2,336,999
Cash and cash equivalents at beginning of period	4,369,626	15,254,613
Cash and cash equivalents at end of period	$11,030,065	$17,591,612

Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$10,913,316	$15,249,485
Capitalization of interest	900,109	496,223

Supplemental disclosure of non-cash investing and financing activities:
Capital improvements included in accrued expenses and other liabilities	6,400,624	1,847,998
Dividends declared and payable to preferred shareholders	837,607	837,607
Mortgage debt assumed	—	70,472,066

Acquisition of multifamily apartment communities:
Assets acquired:
Multifamily apartment communities	$(53,485,875)	$(129,560,979)
Acquired in-place leases	(639,125)	(1,642,098)
Prepaid expenses and other assets	—	(632,521)
Liabilities assumed:
Accrued expenses	24,248	511,151
Tenant security deposit liability	80,082	241,262
Mortgage notes payable	—	70,472,066
Net cash used for acquisition of multifamily apartment communities	$(54,020,670)	$(60,611,119)

Sale of real estate:
Gross selling price	$—	$76,200,000
Cost of sale	—	(1,531,240)
Cash flows from sale of multifamily apartment communities	$—	$74,668,760

The accompanying notes are an integral part of these financial statements.

BERKSHIRE INCOME REALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Berkshire Income Realty, Inc. (the “Company”), a Maryland corporation, was incorporated on July 19, 2002 and 100 Class B common shares were issued upon organization.  The Company is in the business of acquiring, owning, operating, developing and rehabilitating multifamily apartment communities.  As of June 30, 2015, the Company owned, or had an interest in, 14 multifamily apartment communities consisting of 4,345 total apartment units, two multifamily development projects and two unconsolidated multifamily entities. The Company conducts its business through Berkshire Income Realty-OP, L.P. (the "Operating Partnership").

The Company elected to be treated as a real estate investment trust ("REIT") under Section 856 of the Tax Code (the "Code"), with the filing of its first tax return. As a result, the Company generally is not subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. The Company's policy is to make sufficient distributions of its taxable income to meet the REIT distribution requirements. The Company must also meet other operational requirements with respect to its investments, assets and income. The Company monitors these various requirements on a quarterly basis and believes that as of and for the six-month periods ended June 30, 2015 and 2014, it was in compliance on all such requirements. Accordingly, the Company has made no provision for federal income taxes in the accompanying consolidated financial statements. The Company is subject to certain state level taxes based on the location of its properties.

Discussion of acquisitions for the six-month period ended June 30, 2015

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

Discussion of dispositions for the six-month period ended June 30, 2015

The Company did not dispose of any properties during the six-month period ended June 30, 2015.

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

Consolidated Statements of Comprehensive Loss

For the three and six-month periods ended June 30, 2015 and 2014, comprehensive loss equaled net loss.  Therefore, the Consolidated Statements of Comprehensive Income and Loss required to be presented have been omitted from the consolidated financial statements.

2.    MULTIFAMILY APARTMENT COMMUNITIES

The following summarizes the carrying value of the Company’s multifamily apartment communities:

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Land	$85,531,674	$80,131,674
Buildings, improvement and personal property	660,059,726	583,804,249
Multifamily apartment communities	745,591,400	663,935,923
Accumulated depreciation	(204,611,430)	(190,993,267)
Multifamily apartment communities, net	$540,979,970	$472,942,656

The Company accounts for its acquisitions of investments in real estate in accordance with ASC 805-10, which requires the fair value of the real estate acquired be allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of the above-market and below-market leases, the value of in-place leases and the value of other tenant relationships, based in each case on their fair values. The value of in-

place leases and tenant relationships is determined based on the specific expiration dates of the in-place leases. Value of in-place leases are amortized over the remaining life of the underlying leases. Value of tenant relationships are amortized based on the straight line method of amortization over a 24-month period for residential leases and up to a 72-month period for retail leases.

The Company evaluated the carrying value of its multifamily apartment communities for impairment pursuant to ASC 360-10. The Company did not record an impairment adjustment during the six-month period ended June 30, 2015 or the year ended December 31, 2014.

Discontinued Operations

The residual operating results of properties sold in 2013 and their discontinued operations for the three and six-month periods ended June 30, 2015 and 2014 are presented in the following table.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Other	$—	$—	$—	$210
Total revenue	—	—	—	210
Expenses:
Operating	—	—	—	112,954
General and administrative	—	—	—	1,472
Total expenses	—	—	—	114,426
Loss from discontinued operations	$—	$—	$—	$(114,216)

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

As of June 30, 2015, the Company had invested 100% of its total committed capital amount of $23,400,000 in BVF and had received distributions from BVF of $25,104,682, or approximately 107.3%, of its invested capital. The general partner of BVF is proceeding with BVF's liquidation plan to sell the one remaining asset in its portfolio.

The summarized statement of assets, liabilities and partners’ equity of BVF is as follows:

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$113,406,171	$116,680,315
Cash and cash equivalents	24,383,028	25,903,395
Other assets	3,690,933	4,801,494
Total assets	$141,480,132	$147,385,204

LIABILITIES AND PARTNERS’ EQUITY
Mortgage notes payable	$132,559,935	$133,445,626
Other liabilities	2,943,596	3,940,477
Noncontrolling interest	(12,614,848)	(9,706,447)
Partners’ equity	18,591,449	19,705,548
Total liabilities and partners’ equity	$141,480,132	$147,385,204

Company’s share of partners’ equity	$1,301,536	$1,379,531
Basis differential (1)	604,395	604,395
Carrying value of the Company’s investment in unconsolidated limited partnership (2)	$1,905,931	$1,983,926

(1)
This amount represents the difference between the Company’s investment in BVF and its share of the underlying equity in the net assets of BVF (adjusted to conform with GAAP).  At June 30, 2015 and December 31, 2014, the differential was comprised mainly of $583,240, which represents the Company’s share of syndication costs incurred by BVF that the Company was not required to fund via a separate capital call.

(2)
Per the partnership agreement of BVF, the Company’s liability is limited to its investment in BVF.  The Company does not guarantee any third-party debt held by BVF.  The Company has fully funded its obligations under the subscription agreement as of June 30, 2015 and has no commitment to make additional contributions to BVF.

The Company evaluates the carrying value of its investment in BVF for impairment periodically and records impairment charges when events or circumstances change indicating that other-than-temporary decline in the fair values below the carrying values has occurred.  No such other-than-temporary impairment charges have been recognized during the six-month period ended June 30, 2015 or the year ended December 31, 2014.

The summarized statements of operations of BVF for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$4,246,844	$25,249,135	$8,375,669	$54,012,855
Expenses	(5,278,696)	(48,623,445)	(11,190,356)	(85,881,200)
Gain on property sales and extinguishment of debt (2)	—	210,092,640	—	225,340,593
Noncontrolling interest	637,628	874,319	1,700,588	1,900,719
Net income (loss) attributable to investment	$(394,224)	$187,592,649	$(1,114,099)	$195,372,967

Equity in income (loss) of unconsolidated limited partnership (1)(2)	$(27,598)	$12,427,064	$(77,995)	$13,372,165

(1)	There were no impairment indicators or impairment write offs in the three and six-month periods ended June 30, 2015 or 2014.

(2)	BVF did not have any dispositions during the six-month period ended June 30, 2015.

During the three-month period ended June 30, 2014, BVF recorded a net gain on the disposition of thirteen properties. The gain on the sale was $210,092,640, of which the Company's share was approximately $14,707,000 and is reflected in the "Equity in income (loss) of unconsolidated multifamily entities" for the three-month period ended June 30, 2014.

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

As of June 30, 2015, the Company had invested 100% of its total committed capital amount of $14,520,000 in NoMa JV for an ownership interest of approximately 33% and had recorded $1,710,327 of capitalized interest on the investment. The Company has no obligation to fund capital to NoMa JV in excess of its original commitment of capital of $14,520,000. The NoMa Project was completed during the quarter ended June 30, 2013.

As of June 30, 2015, the Company had received cumulative distributions from operations of $1,800,000 from NoMa JV, or approximately 12.4%, of its invested capital. During the six-month period ended June 30, 2015, the Company received $1,333,333 from its investment in NoMa JV.

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

As of June 30, 2015, the Company's residual TIC interest is reflected on the Consolidated Balance Sheets in "Investments in unconsolidated multifamily entities" and the Company's share of net income is reflected in Consolidated Statements of Operations in "Equity in income of unconsolidated multifamily entities".

The summarized statement of assets, liabilities and members’ capital of NoMa JV and the TIC is as follows:

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Multifamily apartment communities, net	$118,302,437	$120,777,674
Cash and cash equivalents	4,337,730	5,404,229
Other assets	613,356	1,425,062
Total assets	$123,253,523	$127,606,965

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage note payable	$85,466,258	$85,466,258
Other liabilities	734,290	850,590
Noncontrolling interest	3,486,299	4,123,182
Members’ capital	33,566,676	37,166,935
Total liabilities and members’ capital	$123,253,523	$127,606,965

Company’s share of members’ capital	$9,298,569	$10,495,636
Basis differential (1)	$1,564,667	$1,598,660
Carrying value of the Company’s investment in unconsolidated limited liability companies (2)	$10,863,236	$12,094,296

(1)
This amount represents capitalized interest, net of amortization, pursuant to ASC 835-20, related to the Company's equity investment in NoMa JV. The capitalized interest was computed on the amounts borrowed by the Company to finance its investment in NoMa JV and was not an item required to be funded via a capital call.

(2)
Per the limited liability company agreement of NoMa JV, the Company's liability is limited to its investment in NoMa JV. The Company does not guarantee any third-party debt held by NoMa JV. The Company has fully funded its maximum obligation under the limited liability company agreement as of June 30, 2015 and has no commitment to make additional contributions to NoMa JV.

The Company evaluates the carrying value of its investments in unconsolidated limited liability companies for impairment periodically and records impairment charges when events or circumstances change indicating that other-than-temporary decline in the fair values below the carrying values has occurred.  No such other-than-temporary impairment charges have been recognized during the six-month period ended June 30, 2015 or the year ended December 31, 2014.

The summarized statements of operations of NoMa JV and the TIC for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$3,207,809	$2,878,510	$6,433,926	$5,260,408
Expenses	(3,059,754)	(3,268,911)	(5,991,067)	(6,435,192)
Noncontrolling interest	(15,266)	39,031	(43,117)	117,460
Net income (loss) attributable to investment	$132,789	$(351,370)	$399,742	$(1,057,324)

Equity in income (loss) of unconsolidated limited liability companies	$43,241	$(117,123)	$136,266	$(362,736)
Amortization of basis	(16,997)	(16,997)	(33,993)	(33,993)
Adjusted equity in income (loss) of unconsolidated limited liability companies	$26,244	$(134,120)	$102,273	$(396,729)

4.    MORTGAGE NOTES PAYABLE

On January 22, 2014, the Company, through its joint venture partnership for the development of the 322-unit multifamily apartment building in Dallas, Texas (the "Prestonwood Project"), entered into a loan agreement totaling up to $31,054,212 for the development. The loan has a variable interest rate of 2.50% above the 1-month LIBOR and matures on January 22, 2017. As of June 30, 2015, the outstanding balance on the loan was $25,623,369, of which $11,880,870 was received during the six-month period ended June 30, 2015.

On July 23, 2014, the Company, through its joint venture partnership for the development of the 141-unit multifamily apartment building in Walnut Creek, California (the "Walnut Creek Project"), entered into a construction loan agreement totaling up to $44,500,000 for the development. The loan has a fixed interest rate of 5.31% and matures on August 1, 2024. As of June 30, 2015, the outstanding balance on the loan was $0.

On November 7, 2014, the Company obtained a promissory note in the amount of $225,554 to fund deposits required to close on the 2020 Lawrence loan modification. The Company repaid $193,554 after the loan modification was closed. The note has a fixed rate of 3.25% and initially matured on December 22, 2014, at which time the maturity date of the remaining balance of $32,000 on the note was extended to March 22, 2015 and subsequently extended to May 29, 2015. The remaining balance of $32,000 was paid off on May 21, 2015.

On February 27, 2015, the Company closed on a $19,990,000 first mortgage and $12,250,000 second mortgage on Elan Redmond Town Center. The first mortgage has a fixed rate of 3.33%. The second mortgage has a variable rate of 1.99% above the 1-month LIBOR. Both first and second mortgages mature on March 1, 2022.

On March 2, 2015, simultaneously with the acquisition of Gatehouse 75, the Company closed on a $36,210,000 mortgage loan to acquire the property. The loan has a fixed rate component of $21,800,000 and a variable rate component of $14,410,000. The interest rates are 3.35% and 1.95% above the 1-month LIBOR for the fixed rate component and variable rate component, respectively. The loan matures on April 1, 2022.

The Company determines the fair value of the mortgage notes payable in accordance with authoritative guidance related to fair value measurement based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans (other observable inputs or Level 3 inputs, as defined by the authoritative guidance). For purposes of determining fair value, the Company groups its debt by similar maturity date for purposes of obtaining comparable loan information.  In addition, the Company also considers the loan-to-value percentage of individual loans to determine if further stratification of the loans is appropriate in the valuation model.  Under this approach, debt in excess of 80% loan-to-value is considered similar to mezzanine debt and is valued using a greater interest spread than the average debt pool.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximated $540,619,000 and $482,196,000 at June 30, 2015 and December 31, 2014, respectively.

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

During the six-month periods ended June 30, 2015 and 2014, the Company did not borrow or repay any advances under the Credit Facility - Affiliate.  The Company did not incur any interest charges or commitment fees during the six-month periods ended June 30, 2015 or 2014. There was no outstanding balance under the Credit Facility - Affiliate as of June 30, 2015 and December 31, 2014.

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

The Company borrowed $16,000,000 and $80,000,000, respectively, under the Credit Facility and repaid $31,000,000 and $0 of advances, respectively, during the six-month periods ended June 30, 2015 and 2014.  The Company incurred $574,024 and $1,112,900 of interest expense, respectively, and $45,358 and $56,875 of unused commitment fee, respectively, during the six-month periods ended June 30, 2015 and 2014. There was $26,000,000 and $41,000,000 outstanding on the Credit Facility as of June 30, 2015 and December 31, 2014, respectively.

The Company determines the fair value of the Credit Facility in accordance with authoritative guidance related to fair value measurement. Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined the fair value of the Credit Facility approximated the outstanding principal balance of the Credit Facility at June 30, 2015 and December 31, 2014.

7.    NOTE PAYABLE - AFFILIATE

On March 2, 2015, the Company entered into a promissory note agreement with an affiliate and borrowed $5,800,000 to fund the acquisition of Gatehouse 75. The promissory note has a variable interest rate of 5.00% above the 1-month LIBOR and matures on December 31, 2016. As of June 30, 2015 and December 31, 2014, the outstanding balance on the promissory note was $5,800,000 and $0.

The Company determines the fair value of the "Note payable - affiliate" in accordance with authoritative guidance related to fair value measurement. Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - affiliate" approximated the outstanding principal balance at June 30, 2015 and December 31, 2014, respectively.

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

During the six-month periods ended June 30, 2015 and 2014, the Company repaid $18,545 and $0 of outstanding balances, respectively. As of June 30, 2015 and December 31, 2014, the outstanding balance on the Colorado Energy Loan was $1,231,455 and $1,250,000, respectively.

The Company determines the fair value of the "Note payable - other" in accordance with authoritative guidance related to fair value measurement. Based on the fair value analysis using the same method as described in Note 4 - Mortgage Notes Payable, the Company has determined that the fair value of the "Note payable - other" approximated $1,254,000 and $1,374,000 at June 30, 2015 and December 31, 2014, respectively.

9.    EQUITY / DEFICIT

On March 25, 2003, the Board of Directors (“Board”) declared a dividend at an annual rate of 9%, on the stated liquidation preference of $25 per share of the outstanding 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Shares") which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share per quarter.  For the six-month periods ended June 30, 2015 and 2014, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,386 and $3,350,387, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2015 and December 31, 2014.

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

For the six-month periods ended June 30, 2015 and 2014, the Company's aggregate dividends on the Class B common stock totaled $0 and $478,000, respectively. There were no dividends payable to the Class B common stockholders as of June 30, 2015 and December 31, 2014.

During the six-month periods ended June 30, 2015 and 2014, the Company made tax payments of $945,700 and $321,660, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Equity (Deficit).

For the six-month periods ended June 30, 2015 and 2014, the Company's aggregate distribution to noncontrolling interest partners in Operating Partnership totaled $945,700 and $19,843,660, respectively. There were no distributions payable to the noncontrolling interest partners in Operating Partnership as of June 30, 2015 and December 31, 2014.

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

The reconciliation of the basic and diluted earnings per common share ("EPS") for the three and six-month periods ended June 30, 2015 and 2014 follows:

		Three months ended		Six months ended
		June 30,		June 30,
		2015	2014	2015	2014
Net income (loss) from continuing operations		$(4,485,115)	$54,062,703	$(8,714,144)	$50,793,139
Adjust:	Net (income) loss from continuing operations attributable to noncontrolling interest in properties	$21,059	$(125,887)	37,795	(190,871)
	Net (income) loss from continuing operations attributable to noncontrolling interest in Operating Partnership	$5,992,521	$(51,012,570)	11,739,293	(46,122,561)
	Preferred dividends	$(1,675,193)	$(1,675,193)	(3,350,386)	(3,350,387)
Income (loss) from continuing operations attributable to the Company		$(146,728)	$1,249,053	$(287,442)	$1,129,320

Net loss from discontinued operations		$—	$—	$—	$(114,216)
Adjust:	Net loss from discontinued operations attributable to noncontrolling interest in properties	$—	$—	—	148
	Net loss from discontinued operations attributable to noncontrolling interest in Operating Partnership	$—	$—	—	111,342
Net loss from discontinued operations attributable to the Company		$—	$—	$—	$(2,726)

Net income (loss) available to common shareholders		$(146,728)	$1,249,053	$(287,442)	$1,126,594

Net income (loss) from continuing operations attributable to the Company per common share, basic and diluted		$(0.10)	$0.89	$(0.20)	$0.80
Net loss from discontinued operations attributable to the Company per common share, basic and diluted		$—	$—	$—	$—
Net income (loss) available to common shareholders per common share, basic and diluted		$(0.10)	$0.89	$(0.20)	$0.80

Weighted average number of common shares outstanding, basic and diluted		1,406,196	1,406,196	1,406,196	1,406,196

Dividend declared per common share		$—	$—	$—	$0.339924

For the six-month periods ended June 30, 2015 and 2014, the Company did not have any common stock equivalents; therefore basic and dilutive earnings per share were the same.

During 2014, the Company identified an error in the calculation of EPS from net income (loss) from continuing operations and EPS from net income (loss) from discontinued operations, in its previously reported financial statements for the years ended December 31, 2013, 2012 and 2011 and the related quarters including the six-month period ended June 30, 2014.  This error was a result of incorrectly adjusting net income (loss) when calculating EPS from net income (loss) from continuing operations by the improper noncontrolling interest amount and not adjusting EPS from net income (loss) from discontinued operations by the proper noncontrolling interest amount. As noncontrolling interest related to both continuing and discontinued operations, the noncontrolling interest balance should have been allocated appropriately to continuing and discontinued operations. The Company has determined that this presentation error was not material to any prior periods as filed.  The previously issued financial statements have been revised to correct for this error. There was no impact on EPS from net income (loss) available to common shareholders.

The table below shows as previously reported and as revised EPS for the three and six-month period ended June 30, 2014:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	As previously reported	As revised	As previously reported	As revised
Net income from continuing operations attributable to the Company per common share, basic and diluted	$0.89	$0.89	$0.88	$0.80
Net loss from discontinued operations attributable to the Company per common share, basic and diluted	$—	$—	$(0.08)	$—
Net income available to common shareholders per common share, basic and diluted	$0.89	$0.89	$0.80	$0.80

11.	FUTURE MINIMUM RENT

Some of the Company’s properties have long term non-cancelable operating leases.  Minimum contractual lease payments receivable (excluding tenant reimbursement of expenses) under long term non‑cancelable operating leases, in effect as of June 30, 2015 are as follows:

2015	$130,652
2016	315,363
2017	358,428
2018	375,172
2019	303,509
Thereafter	2,515,519
$3,998,643

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

The Company has commitments to two joint venture multifamily development projects as of June 30, 2015. The Walnut Creek Project is a 141-unit multifamily apartment development project located in Walnut Creek, California. The Company will own a 98% interest in the project once fully invested and its current commitment in the joint venture is approximately $26.9 million. As of June 30, 2015, the Company has made capital contributions totaling approximately $25.1 million. The Company consolidates its investment in the Walnut Creek Project.

The Prestonwood Project is a 322-unit multifamily apartment development project located in Dallas, Texas. The Company has a 95% interest in the joint venture and has made a commitment to invest $12.6 million in the project. The Company has no obligation to fund capital to the Prestonwood Project in excess of its commitment of capital of $12.6 million. As of June 30, 2015, the Company has invested 100% of its total committed capital amount. The Company consolidates its investment in the Prestonwood Project.

In connection with mortgage financings collateralized by the Standard at Lenox Park, Berkshires at Town Center and Sunfield Lake properties, the Operating Partnership agreed to guarantee approximately $11.7 million in the aggregate of mortgage debt, at origination, related to its obligation to achieve certain revenue targets at the properties. On March 19, 2015, the guarantee in the amount of $3.0 million on Berkshires at Town Center was released. In connection with the construction loan financing collateralized by the Walnut Creek Project, the Operating Partnership agreed to guarantee approximately $44.5 million, at origination, of construction loan debt. Additionally, the Company has guaranteed payment of the obligation under the Credit Facility, in full, when due at maturity or otherwise.

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

During the six-month period ended June 30, 2014, the Company acquired an interest rate cap related to its investment in Berkshires of Columbia for $258,990. The derivative instrument was obtained as a requirement by the lender under the terms of the financing and limits increases in interest costs of the variable rate debt. The interest rate cap limits that interest exposure on the variable rate mortgage to 4.25% of the total mortgage amount of $44,000,000. The instrument matures on February 1, 2018. The Company has determined that the significant inputs used in the valuation model are observable in active markets, therefore, the Company considers the interest rate cap value of $9,591 and $50,224 as of June 30, 2015 and December 31, 2014, respectively, as level 2 classifications within the fair value hierarchy. The value of the interest rate cap is included in "Prepaid expenses and other assets" on the Consolidated Balance Sheets and the change in value is reflected in "Interest, inclusive of amortization of deferred financing fees" on the Consolidated Statements of Operations.

14.    NONCONTROLLING INTEREST IN PROPERTIES

Four of the Company's properties, Berkshires of Columbia, 2020 Lawrence, Walnut Creek and Aura Prestonwood, are owned in joint ventures with third parties as of June 30, 2015. The Company owns interests of 91.38% in Berkshires of Columbia, 91.08% in 2020 Lawrence, 95.00% in Aura Prestonwood and will own a 98.00% interest in Walnut Creek once equity is fully invested.

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

During the six-month periods ended June 30, 2015 and 2014, the Company received $3,924 and $665,447, respectively, of contributions from noncontrolling interest holders in properties.

During the six-month periods ended June 30, 2015 and 2014, distributions of $29,031 and $1,039,980, respectively, were made to the noncontrolling interest holders in properties. There were no distributions payable to noncontrolling interest holders in properties as of June 30, 2015 or December 31, 2014.

15.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP

The following table sets forth the calculation of net income (loss) attributable to noncontrolling interest in the Operating Partnership for the three and six-month periods ended June 30, 2015 and 2014:

		Three months ended		Six months ended
		June 30,		June 30,
		2015	2014	2015	2014
Net income (loss)		$(4,485,115)	$54,062,703	$(8,714,144)	$50,678,923
Adjust:	Net (income) loss attributable to noncontrolling interest in properties	21,059	(125,887)	37,795	(190,723)
Income (loss) before noncontrolling interest in Operating Partnership		(4,464,056)	53,936,816	(8,676,349)	50,488,200
Preferred dividend		(1,675,193)	(1,675,193)	(3,350,386)	(3,350,387)
Income (loss) available to common equity		(6,139,249)	52,261,623	(12,026,735)	47,137,813
Noncontrolling interest in Operating Partnership		97.61%	97.61%	97.61%	97.61%
Net income (loss) attributable to noncontrolling interest in Operating Partnership		$(5,992,521)	$51,012,570	$(11,739,293)	$46,011,219

The following table sets forth a summary of the items affecting the noncontrolling interest in the Operating Partnership:

	For the six months ended
	June 30,
	2015	2014
Balance at beginning of period	$(19,217,779)	$(102,297,937)
Net income (loss) attributable to noncontrolling interest in Operating Partnership	(11,739,293)	46,011,219
Distributions to noncontrolling interest partners in Operating Partnership	(945,700)	(19,843,660)
Balance at end of period	$(31,902,772)	$(76,130,378)

As of June 30, 2015 and December 31, 2014, the noncontrolling interest in the Operating Partnership consisted of 5,242,223 Operating Partnership units held by parties other than the Company.

16.    RELATED PARTY TRANSACTIONS

Amounts accrued or paid to the Company’s affiliates are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Property management fees	$752,620	$898,568	$1,473,286	$1,684,353
Expense reimbursements	78,522	72,172	197,950	132,307
Salary reimbursements	1,950,994	2,292,524	3,822,315	4,463,277
Asset management fees	402,154	407,913	804,309	815,826
Incentive advisory fee	1,052,608	2,409,374	1,391,213	2,673,419
Acquisition fees	—	—	541,250	1,200,000
Construction management fees	246,747	103,700	389,025	109,544
Development fees	49,313	26,420	98,626	123,971
Interest	74,212	—	98,885	—
Total	$4,607,170	$6,210,671	$8,816,859	$11,202,697

Amounts due to affiliates of $3,110,047 and $3,085,668 are included in “Due to affiliates, net” at June 30, 2015 and December 31, 2014, respectively, and represent intercompany development fees, expense reimbursements, asset management fees and shared services, which consist of amounts due to affiliates of $5,190,795 and $5,146,525 at June 30, 2015 and December 31, 2014, respectively, and amounts due from affiliates of $2,080,748 and $2,060,857 at June 30, 2015 and December 31, 2014, respectively.

The Company pays property management fees to an affiliate, Berkshire Advisor, for property management services.  The fees are payable at a rate of 4% of gross income, except Aura Prestonwood, the fees for which are payable at a minimum of $7,500 or a rate of 2.75% of gross income. The Company incurred $1,473,286 and $1,684,353 of property management fees in the six-month periods ended June 30, 2015 and 2014, respectively.

The Company also reimburses Berkshire Advisor for administrative services for our operation, including property management, legal, accounting, data processing, transfer agent and other necessary services. Under the terms of the Advisory Services Agreement, the Company reimburses Berkshire Advisor for actual property employee salary and benefit expenses incurred in the operation of the properties under management. Additionally, Berkshire Advisor allocates a portion of its corporate level personnel and overhead expense to the Company on the basis of an employee's time spent on duties and activities performed on behalf of the Company. Expense reimbursements paid were $197,950 and $132,307 for the six-month periods ended June 30, 2015 and 2014, respectively. Salary reimbursements paid were $3,822,315 and $4,463,277 for the six-month periods ended June 30, 2015 and 2014, respectively.

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

On November 12, 2009, the Audit Committee of the Company approved an amendment to the advisory services agreement with Berkshire Advisor which included an incentive advisory fee component to the existing asset management fees payable to Berkshire Advisor (the "Advisory Services Amendment") pursuant to Berkshire Advisor's Supplemental Long Term Incentive Plan (the "Supplemental Plan"). The Advisory Services Amendment became effective January 1, 2010 and provides for an incentive advisory fee based on the increase in fair value of the Company, as calculated and approved by management, over the base value ("Base Value").  The Company accrues incentive advisory fees payable to Berkshire Advisor at 10%, which can be increased to 12% from time to time, based on the increase in fair value of the Company above the Base Value established by the Advisor.  On May 12, 2014, the Audit Committee of the Company approved an amendment to the Supplemental Plan which allows reissuance of previously forfeited or settled carried interests. The Company has recorded $1,391,213 and $2,673,419 of incentive advisory fees during the six-month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the accrued liability of $14,691,377 and $13,698,562, respectively, was included in "Due to affiliate, incentive advisory fees" on the Consolidated Balance Sheets.  Payments from the Company to Berkshire Advisor approximate the amounts Berkshire Advisor pays to its employees. Payments to employees by Berkshire Advisor pursuant to the Supplemental Plan are generally paid over a four-year period in quarterly installments. Additional limits have been placed on the total amount of payments that can be made by the Company in any given year, with interest accruing at the rate of 7% on any payments due but not yet paid.  The Company made $398,397 and $396,635 of incentive advisory fee payments during the six-month periods ended June 30, 2015 and 2014, respectively.

The Company pays acquisition fees to an affiliate, Berkshire Advisor, for acquisition services.  These fees are payable upon the closing of an acquisition of real property.  The fee is equal to 1% of the purchase price of any new property acquired directly or indirectly by the Company.  The purchase price is defined as the capitalized basis of an asset under GAAP, including renovations or new construction costs, or other items paid or received that would be considered an adjustment to basis.  The purchase price does not include acquisition fees and capital costs of a recurring nature.  During the six-month period ended June 30, 2015, the Company paid an acquisition fee of $541,250 on the acquisition of Gatehouse 75. During the six-month period ended June 30, 2014, the Company paid acquisition fees of $560,000 and $640,000 on the acquisitions of Pavilion Townplace and EON at Lindbergh, respectively.

The Company pays a construction management fee to an affiliate, Berkshire Advisor, for services related to the management and oversight of renovation and rehabilitation projects at its properties.  The Company paid or accrued $389,025 and $109,544 in construction management fees for the six-month periods ended June 30, 2015 and 2014, respectively.  The fees are capitalized as part of the project cost in the year they are incurred.

The Company pays development fees to an affiliate, Berkshire Residential Development, L.L.C. ("BRD"), for property development services.  The fees were based on the project’s development and construction costs. During the six-month periods ended June 30, 2015 and 2014, the Company incurred $98,626 and $123,971, respectively, on the Walnut Creek Project and the Prestonwood Project.

During the six-month periods ended June 30, 2015 and 2014, the Company did not borrow or repay any advances under the Credit Facility - Affiliate.  The Company did not pay any interest expenses or commitment fees during the six-month periods ended June 30, 2015 or 2014. There was no outstanding balance under the Credit Facility - Affiliate as of June 30, 2015 and December 31, 2014.

On March 2, 2015, the Company entered into a promissory note agreement with an affiliate and borrowed $5,800,000 to fund the acquisition of Gatehouse 75. During the six-month period ended June 30, 2015, the Company incurred interest of $98,885.

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

18.    PROFORMA CONDENSED FINANCIAL INFORMATION

As discussed in Note 1 - Organization and Basis of Presentation, during the six-month period ended June 30, 2015, the Company acquired Gatehouse 75, which was deemed not to be individually significant in accordance with Regulation S-X, Rule 3-14 “Special Instructions for Real Estate Operations to be Acquired” ("Rule 3-14"). During the year ended December 31, 2014, the Company acquired Elan Redmond, which was deemed not to be individually significant in accordance with Rule 3-14. During the six-month period ended June 30, 2014, the Company acquired Pavilion Townplace and EON at Lindbergh, which were deemed to be individually significant in accordance with Rule 3-14.

The proforma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the six-month periods ended June 30, 2015 and 2014, adjusted to give effect to the transactions at the beginning of each of the periods presented.

The proforma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each period, nor does it attempt to represent the results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from rental property	$21,949,179	$24,689,432	$41,199,923	$49,022,868
Net income (loss)	$(7,022,987)	$53,451,744	$(10,584,660)	$49,422,856
Net income (loss) attributable to common shareholders	$(2,684,600)	$638,094	$(2,157,958)	$(109,473)
Net income (loss) attributable to common shareholders, per common share, basic and diluted	$(1.91)	$0.45	$(1.53)	$(0.08)

Included in the Consolidated Statements of Operations for the three-month periods ended June 30, 2015 and 2014 are total revenue of $4,554,615 and $2,738,161, respectively, and net loss of $(1,449,932) and $(1,221,788), respectively, since the respective dates of acquisition through June 30, 2015 and 2014 for Gatehouse 75, Elan Redmond Town Center, Pavilion Townplace and EON at Lindbergh.

Included in the Consolidated Statements of Operations for the six-month periods ended June 30, 2015 and 2014 are total revenue of $8,473,081 and $3,058,732, respectively, and net loss of $(3,189,595) and $(2,389,493), respectively, since the respective dates of acquisition through June 30, 2015 and 2014 for the same properties.

19.    SUBSEQUENT EVENTS

On July 8, 2015, the Company received $690,000 of distribution from its investment in NoMa JV, or approximately 4.8% of its invested capital.

On July 31, 2015, NOMA Residential completed the sale of the NoMa Project in Washington, D.C. of which NoMa JV owns a 90% interest and the Company owns a 33% share of NoMa JV's 90% ownership interest. The sale price of NoMa Project was $213,000,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement.

On August 4, 2015, the Company received approximately $30,800,000 of distribution for its share of the proceeds from the sale of NoMa Project.

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

As of August 13, 2015, the Company owns 100% of the preferred limited partner units of the Operating Partnership, whose terms mirror the terms of the Company’s Series A 9% Cumulative Redeemable Preferred Stock and, through BIR GP, L.L.C., owns 100% of the general partner interest of the Operating Partnership, which represents approximately 2.39% of the common economic interest of the Operating Partnership.

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

Our highlights of the six-month period ended June 30, 2015 included the following:

On January 22, 2015, the Company executed an amendment to the credit facility agreement with an unaffiliated lender ("Credit Facility") (refer to Note 6 - Credit Facility of Notes to Consolidated Financial Statements on page 16 for further discussion) which increased the maximum commitment on the Credit Facility from $45,000,000 to $60,000,000 through February 28, 2015, at which time the maximum commitment on the Credit Facility was reduced to $45,000,000.

During the six-month period ended June 30, 2015, the Company borrowed $16,000,000 from and repaid $31,000,000 to the Credit Facility. As of June 30, 2015, the Credit Facility has a maximum commitment of $45,000,000 and outstanding balance of $26,000,000.

On February 27, 2015, the Company closed on a $19,990,000 first mortgage and $12,250,000 second mortgage on Elan Redmond Town Center. The first mortgage has a fixed rate of 3.33%. The second mortgage has a variable rate of 1.99% above the 1-month London Inter-Bank Offered Rate ("LIBOR"). Both first and second mortgages mature on March 1, 2022.

On March 2, 2015, the Company, through its subsidiary, BIR Gatehouse, L.L.C., completed the acquisition of Gatehouse 75, a 99-unit multifamily apartment community located in Boston, Massachusetts. The seller was an unaffiliated third party. The purchase price for Gatehouse 75 was $54,125,000 and was subject to normal operating prorations and adjustments as provided for in the purchase and sale agreement. Simultaneously with the acquisition, the Company closed on a $36,210,000 mortgage loan to acquire the property. The loan has a fixed rate component of $21,800,000 and a variable rate component of $14,410,000. The interest rates are 3.35% and 1.95% above the 1-month LIBOR for the fixed rate component and variable rate component, respectively. The loan matures on April 1, 2022.

Also on March 2, 2015, the Company entered into a promissory note agreement with an affiliate and borrowed $5,800,000 to fund the acquisition of Gatehouse 75. The promissory note has a variable rate of 5% above the 1-month LIBOR and matures on December 31, 2016.

On May 21, 2015, the Company paid off the $32,000 outstanding promissory note that was used to fund deposits required to close on the 2020 Lawrence loan modification processed in November 2014.

During the six-month period ended June 30, 2015, the Company received distributions from operations of $1,333,333 from its investment in BIR/BVF-II NoMa JV, L.L.C. ("NoMa JV").

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

Liquidity and Capital Resources

Cash and Cash Flows

As of June 30, 2015 and December 31, 2014, the Company had approximately $11,030,000 and $4,370,000 of cash and cash equivalents, respectively.  Cash provided and used by the Company for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash provided by (used in) operating activities	$3,514,996	$(781,992)	$9,670,955	$3,145,635
Cash provided by (used in) investing activities	(13,192,838)	41,093,246	(67,304,567)	(24,383,487)
Cash provided by (used in) financing activities	7,785,716	(36,731,327)	64,294,051	23,574,851

During the six-month period ended June 30, 2015, cash increased by approximately $6,660,000.

The Company's net cash flow from operating activities for the six-month period ended June 30, 2015 increased by $6,525,000 from the same period in 2014 primarily due to $3,103,000 increase in cash attributable to changes in working capital and $3,050,000 of lower interest expense, partially offset by $1,336,000 lower Net Operating Income ("NOI") (see page 37 for more detail).

The Company's net cash used in investing activities for the six-month period ended June 30, 2015 increased by $42,921,000 from the comparable period in 2014 primarily due to $74,669,000 of sale proceeds from property dispositions and $12,580,000 of distributions from its investment in unconsolidated multifamily entities received for the six-month period ended June 30, 2014. The Company did not receive any sale proceeds or distributions from its unconsolidated multifamily entities during the six-month period ended June 30, 2015. The increase was also due to capital expenditures of $25,414,000 during the six-month period ended June 30, 2015 as compared to $11,914,000 during the comparable period in 2014. The increase was partially offset by $11,921,000 returned from the restricted cash held in escrow for 1031 exchange in 2015 as compared to $40,835,000 deposited in 2014, and $54,021,000 used for acquisition of Gatehouse 75 in 2015 as compared to $60,611,000 used for acquisitions of Pavilion Townplace, EON at Lindbergh and Aura Prestonwood in 2014.

The Company's net cash from financing activities for the six-month period ended June 30, 2015 increased by $40,719,000 from the same period in 2014, primarily due to net cash borrowing from mortgage notes of $78,287,000 in the six-month period ended June 30, 2015 as compared to net cash payment to mortgage notes of $27,998,000 in the same period of 2014, aggregate distributions of $975,000 made during the six-month period ended June 30, 2015 as compared to $21,362,000 made during the six-month period ended June 30, 2014. The Company also borrowed from note payable - affiliate of $5,800,000 during the six-month period ended June 30, 2015 and did not borrow any advances from the note in the same period of 2014. The increase was offset by net payment to the Credit Facility of $15,000,000 in 2015 as compared to net borrowing from the Credit Facility of $80,000,000 in 2014.

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

The Company intends to meet its long-term liquidity requirements through property sales and property debt financing and refinancing, noting that possible interest rate increases could negatively impact the Company's ability to refinance existing debt at acceptable rates. As of June 30, 2015, approximately $168,049,000 of principal, or 30.7% of the Company’s outstanding mortgage debt, is due to be repaid by December 31, 2017.  During that period, principal of $0, $60,748,000 and $62,863,000 relates to loans that are due to mature and be repaid in full in 2015, 2016 and 2017, respectively.  All other payments of principal during the three-year period are normal recurring monthly payments in accordance with the loan amortization schedules.  The

Company expects to fund any maturing mortgages through refinancing of such mortgages or through the sale of the related properties. Additionally, the Company may seek to expand its purchasing power through the use of joint venture relationships with other companies with liquidity.

As of June 30, 2015, the Company has fixed interest rate mortgage financing on all properties in the portfolio with the exception of Berkshires of Columbia, Aura Prestonwood, Elan Redmond Town Center and Gatehouse 75, which have variable interest rate debt. The construction loan of Walnut Creek has no outstanding balance as of June 30, 2015.

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

The Company has a $20,000,000 revolving credit facility in place with an affiliate of the Company ("Credit Facility - Affiliate").  The Credit Facility - Affiliate does not have a stated maturity date but is subject to a 60-day notice of termination provision by which the lender can affect a termination of the commitment. As of June 30, 2015 and December 31, 2014, there were no outstanding balances on the Credit Facility - Affiliate.

The Company has a Credit Facility with an unaffiliated lender, which has a maximum commitment of $45,000,000 as of June 30, 2015. The Credit Facility is used to facilitate property acquisitions and to fund the development activities of the Company. As of June 30, 2015 and December 31, 2014, there was $26,000,000 and $41,000,000 outstanding on the Credit Facility, respectively.

Capital Expenditures

The Company paid $921,846 and $1,551,280 in recurring capital expenditures during the six-month periods ended June 30, 2015 and 2014, respectively. Recurring capital expenditures typically include items such as appliances, carpeting, flooring, HVAC equipment, kitchen and bath cabinets, site improvements and various exterior building improvements.

The Company paid $24,492,150 and $10,362,323 in renovation-related and development capital expenditures during the six-month periods ended June 30, 2015 and 2014, respectively. Renovation-related capital expenditures generally include capital expenditures of a significant non-recurring nature, including construction management fees payable to an affiliate of the Company, where the Company expects to see a financial return on the expenditure or where the Company believes the expenditure preserves the status of a property within its submarket. Costs directly associated with the development of properties are capitalized. Additionally, the Company capitalizes interest, real estate taxes, insurance and project management/development fees. Management uses judgment to determine when a development project commences and capitalization begins and when a development project is substantially complete and capitalization ceases. Generally, most capitalization begins during the pre-construction period, defined as activities that are necessary to start the development of the property. A development is generally considered substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, capitalization generally ceases on each phase when it is considered substantially complete and ready for use. Costs will continue to be capitalized only on those phases under development.

On December 12, 2011, the Company executed a limited liability company agreement with an unrelated entity related to the Walnut Creek Project, a 141-unit multifamily apartment development project located in Walnut Creek, California, which is currently in development. Once fully invested, the Company's ownership percentage will be 98%. As of June 30, 2015, the project development costs incurred were approximately $27.2 million, of the total budgeted costs of approximately $68.6 million. Total capital currently committed to the project is approximately $26.9 million. As of June 30, 2015, the Company has made capital contributions of approximately $25.1 million, or 93.1% of its current total commitment. Construction on the Walnut Creek Project began in July 2014. The Company consolidates its investment in the Walnut Creek Project.

On January 22, 2014, the Company executed a joint venture limited liability company agreement with an unrelated entity related to the Prestonwood Project, a 322-unit multifamily apartment development project located in Dallas, Texas. The Company's ownership percentage in the project is 95%. As of June 30, 2015, the project development costs incurred were approximately $41.9 million, of the total budgeted costs of approximately $44.4 million. Total capital committed to the joint venture is $12.6 million and is fully funded as of June 30, 2015. The construction began in the first quarter of 2014. The Company consolidates its investment in the Prestonwood Project.

The following table presents a summary of the development projects, in which the Company holds direct or indirect fee simple interests:

Development Projects	Anticipated Total # of Units	Anticipated Average Apt Size (Sq Ft)	Anticipated Rentable Building Size (Sq Ft) (1)	Budgeted Costs (in millions)	Costs incurred to-date June 30, 2015 (in millions)	Anticipated Completion Date
Walnut Creek	141	846	138,370	$68.6	$27.2	Q3 2016
Aura Prestonwood	322	837	269,370	44.4	41.9	Q3 2015 (2)
Total / Average	463	842	407,740	$113.0	$69.1

(1)	Includes retail space of 19,017 sq ft at the Walnut Creek Project.

(2)	The Prestonwood Project received temporary certificates of occupancy for 222 of the 322 units from City of Dallas during the six-month period ended June 30, 2015.

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

The Company's capital budgets for 2015 anticipate spending approximately $12,358,000 for ongoing capital needs.  As of June 30, 2015, the Company has committed to multi-year rehabilitation projects at Seasons of Laurel and Standard at Lenox Park. Both projects include the replacement of exterior siding while the Seasons of Laurel project also includes interior unit updates. The 2015 anticipated spending includes the portion of each project's costs scheduled to be completed by December 31, 2015.

Discussion of acquisitions for the six-month period ended June 30, 2015

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

Discussion of dispositions for the six-month period ended June 30, 2015

The Company did not dispose of any properties during the six-month period ended June 30, 2015.

Declaration of Dividends and Distributions

On March 25, 2003, the Board declared a dividend at an annual rate of 9% on the stated liquidation preference of $25 per share of the outstanding Preferred Shares which is payable quarterly in arrears, on February 15, May 15, August 15, and November 15 of each year to shareholders of record in the amount of $0.5625 per share, per quarter.  For the six-month periods ended June 30, 2015 and 2014, the Company’s aggregate dividends on the Preferred Shares totaled $3,350,386 and $3,350,387, respectively, of which $837,607 was payable and included on the Consolidated Balance Sheets in "Dividends and distributions payable" as of June 30, 2015 and December 31, 2014.

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

For the six-month periods ended June 30, 2015 and 2014, the Company’s aggregate dividends on the Class B common stock totaled $0 and $478,000, respectively. There were no dividends payable to the Class B common stockholders as of June 30, 2015 and December 31, 2014.

During the six-month periods ended June 30, 2015 and 2014, the Company made tax payments of $945,700 and $321,660, respectively, on behalf of the noncontrolling interest partners in Operating Partnership as required by the taxing authorities of the jurisdictions in which the Company owns and operates properties. The payments were treated as distributions attributable to the noncontrolling interest in Operating Partnership and are reflected in the Consolidated Statements of Changes in Deficit.

For the six-month periods ended June 30, 2015 and 2014, the Company’s aggregate distributions to noncontrolling interest partners in Operating Partnership totaled $945,700 and $19,843,660, respectively. There were no distributions payable to the noncontrolling interest partners in Operating Partnership as of June 30, 2015 and December 31, 2014.

During the six-month periods ended June 30, 2015 and 2014, the Company's aggregate distributions to the noncontrolling interest holders in properties totaled $29,031 and $1,039,980, respectively. There were no distributions payable to the noncontrolling holders in properties as of June 30, 2015 and December 31, 2014.

The Company’s policy to provide for common distributions is based on available cash and Board approval.

Leasing Activities

The table below presents leasing activities information which includes the volume of new and renewed leases with average rents for each and the impact of rent concessions for all properties, including those acquired or disposed of during the period.

	Six months ended				Six months ended
	June 30, 2015				June 30, 2014
	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions	# of Units	Average Apt Size (Sq Ft)	Average Monthly Rent Rate per Apt	Impact of Average Rent Concessions
New leases	1,357	970	$1,633	$67	1,486	991	$1,342	$6
Renewed leases	1,089	966	$1,625	$—	1,293	990	$1,320	$—

Results of Operations and Financial Condition

The Company's portfolio (the "Total Property Portfolio") consists of all properties acquired or placed in service and owned at any time during the six-month periods ended June 30, 2015 and 2014. As a result of changes in the Total Portfolio over time, including the change in the portfolio holdings during six-month periods ended June 30, 2015 and June 30, 2014, the financial statements show considerable changes in revenue and expenses from period to period. The Company does not believe that its period-to-period financial data are comparable. Therefore, the Company also presents the comparison of operating results for the six-month periods ended June 30, 2015 and 2014 reflect changes attributable to the properties that were owned by the Company throughout each period presented (the "Same Property Portfolio").

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

The most directly comparable financial measure of the Company’s NOI, calculated and presented in accordance with GAAP, is net income (loss), shown on the Consolidated Statement of Operations.  For the three-month periods ended June 30, 2015 and 2014, net income (loss) was $(4,485,115) and $54,062,703, respectively. For the six-month periods ended June 30, 2015 and 2014, net income (loss) was $(8,714,144) and $50,678,923, respectively. A reconciliation of the Company’s NOI to net income (loss) for the three and six-month periods ended June 30, 2015 and 2014 is presented as part of the following tables.

Comparison of the three-month period ended June 30, 2015 to the three-month period ended June 30, 2014

The table below reflects selected operating information for the Same Property Portfolio. The Same Property Portfolio consists of the 10 properties acquired or placed in service on or prior to January 1, 2014 and owned through June 30, 2015. The Total Property Portfolio includes entity level expenses and financing costs as well as the effect of the acquisition of one property, Gatehouse 75, during the three-month period ended June 30, 2015, the acquisitions of three properties, Pavilion Townplace, EON at Lindbergh and Elan Redmond Town Center, the sales of eight properties, Chisholm, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge, Reserves at Arboretum and Yorktowne and the change in ownership structure of Country Place I and Country Place II during the twelve-month period ended December 31, 2014. (The 2014 residual activity for Walden Pond and Gables of Texas has been removed from the presentation as the results have been reflected as discontinued operations in the consolidated statements of operations.)

	Same Property Portfolio
	Three months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Revenue:
Rental	$13,590,793	$12,977,300	$613,493	4.73%
Utility reimbursement and other	1,373,504	1,309,597	63,907	4.88%
Total revenue	14,964,297	14,286,897	677,400	4.74%

Operating Expenses:
Operating	2,990,249	2,959,667	30,582	1.03%
Maintenance	859,734	918,386	(58,652)	(6.39)%
Real estate taxes	1,458,185	1,432,422	25,763	1.80%
General and administrative	—	—	—	—%
Management fees	582,923	557,802	25,121	4.50%
Incentive advisory fees	—	—	—	—%
Total operating expenses	5,891,091	5,868,277	22,814	0.39%

Net Operating Income	9,073,206	8,418,620	654,586	7.78%

Non-operating expenses:
Depreciation	4,641,184	4,326,963	314,221	7.26%
Interest, inclusive of amortization of deferred financing fees	4,831,828	4,961,188	(129,360)	(2.61)%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	—	—	—	—%
Total non-operating expenses	9,473,012	9,288,151	184,861	1.99%

Net loss	$(399,806)	$(869,531)	$469,725	54.02%

Comparison of the three-month period ended June 30, 2015 to the three-month period ended June 30, 2014

	Total Property Portfolio
	Three months ended
	2015	2014	Increase/ (Decrease)	% Change
Revenue:
Rental	$17,875,856	$21,167,877	$(3,292,021)	(15.55)%
Utility reimbursement and other	1,866,931	2,238,261	(371,330)	(16.59)%
Total revenue	19,742,787	23,406,138	(3,663,351)	(15.65)%

Operating Expenses:
Operating	4,123,622	4,995,317	(871,695)	(17.45)%
Maintenance	1,023,892	1,440,932	(417,040)	(28.94)%
Real estate taxes	2,253,680	2,550,600	(296,920)	(11.64)%
General and administrative	707,699	721,624	(13,925)	(1.93)%
Management fees	1,190,621	1,339,036	(148,415)	(11.08)%
Incentive advisory fees	1,052,608	2,409,374	(1,356,766)	(56.31)%
Total operating expenses	10,352,122	13,456,883	(3,104,761)	(23.07)%

Net Operating Income	9,390,665	9,949,255	(558,590)	(5.61)%

Non-operating expenses:
Depreciation	7,131,907	7,243,111	(111,204)	(1.54)%
Interest, inclusive of amortization of deferred financing fees	6,214,603	7,967,522	(1,752,919)	(22.00)%
Loss on extinguishment of debt	—	1,743,652	(1,743,652)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	527,916	745,203	(217,287)	(29.16)%
Total non-operating expenses	13,874,426	17,699,488	(3,825,062)	(21.61)%

Loss before equity in income of unconsolidated multifamily entities and discontinued operations	(4,483,761)	(7,750,233)	3,266,472	42.15%

Equity in income of unconsolidated multifamily entities	(1,354)	12,292,944	(12,294,298)	(100.01)%

Gain on disposition of real estate assets	—	49,519,992	(49,519,992)	(100.00)%

Discontinued operations *	—	—	—	—%

Net income (loss)	$(4,485,115)	$54,062,703	$(58,547,818)	(108.30)%

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge and Reserves at Arboretum and Yorktowne sold during 2014 are not presented as part of discontinued operations.

Comparison of the three-month period ended June 30, 2015 to the three-month period ended June 30, 2014
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the three-month period ended June 30, 2015 in comparison to the same period of 2014.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the three-month period ended June 30, 2015 of $1,374 per apartment unit increased by 4.33% over the 2014 rental rates of $1,317 for the same period, contributing to an increase of approximately $606,000 in rental revenue. Average physical occupancy for the 2015 and 2014 Same Property Portfolio of 95.6% resulted in a slight increase in revenue of approximately $7,000. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets have allowed the Company to implement rent increases at properties while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Three months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Rental
Market rent	$14,455,238	$13,849,105	$606,133	4.38%
Vacancy	(864,445)	(871,805)	7,360	0.84%
Total Rental	$13,590,793	$12,977,300	$613,493	4.73%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the three-month period ended June 30, 2015 as compared to the three-month period ended June 30, 2014, due primarily to increased relet fees and parking fees. Increased utility reimbursements is a result of higher utility expenses for the applicable billing period, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Three months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$661,787	$614,971	$46,816	7.61%
Other	711,717	694,626	17,091	2.46%
Total Utility reimbursement and other	$1,373,504	$1,309,597	$63,907	4.88%

Operating Expenses

Operating

Operating expenses of the Same Property Portfolio increased during the three-month period ended June 30, 2015 as compared to the same period of 2014. The increase was due to higher payroll expense, partially offset by lower property-related general and administrative and leasing expenses.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Three months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Operating
Payroll	$1,294,154	$1,221,544	$72,610	5.94%
Utilities	831,306	820,067	11,239	1.37%
Insurance	229,125	237,357	(8,232)	(3.47)%
Property-related G&A	378,737	413,579	(34,842)	(8.42)%
Leasing	142,506	169,267	(26,761)	(15.81)%
Advertising	103,568	96,759	6,809	7.04%
Other	10,853	1,094	9,759	892.05%
Total Operating	$2,990,249	$2,959,667	$30,582	1.03%

Maintenance

Maintenance expenses of the Same Property Portfolio decreased during the three-month period ended June 30, 2015 as compared to the same period of 2014, mainly due to decreases in other maintenance and repairs, partially offset by increase in snow removal.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Three months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Maintenance
Pool service	$64,633	$57,587	$7,046	12.24%
Exterminating	24,169	27,093	(2,924)	(10.79)%
Landscaping	126,326	139,286	(12,960)	(9.30)%
Supplies	14,388	11,979	2,409	20.11%
Cleaning	141,502	141,303	199	0.14%
Snow removal	20,420	(2,218)	22,638	1,020.65%
Painting	128,128	137,594	(9,466)	(6.88)%
Repairs	226,944	243,323	(16,379)	(6.73)%
Other	113,224	162,439	(49,215)	(30.30)%
Total Maintenance	$859,734	$918,386	$(58,652)	(6.39)%

Real Estate Taxes

Real estate taxes of the Same Property Portfolio increased for the three-month period ended June 30, 2015 from the comparable period of 2014 as a result of increased real estate value assessments and tax rates. The Company continues to challenge the assessed values of its properties where appropriate and appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.

Management Fees

Management fees of the Same Property Portfolio increased for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the three-month period ended June 30, 2015 as compared to the same period of the prior year.  The increase is a result of additions to the basis of fixed assets in the portfolio driven by normal recurring capital expenditures.

Interest, inclusive of amortization of deferred financing fees

Interest expense of the Same Property Portfolio decreased for the three-month period ended June 30, 2015 over the comparable period of 2014 primarily due to change in fair value of the interest rate cap acquired related to the Company's investment in Berkshires of Columbia, a lower interest rate on the 2020 Lawrence mortgage, which was reduced to 4.45% from the previous rate of 5.00% in November 2014 and reduced principal balances at most properties as a result of mortgage principal amortization.

Comparison of the three-month period ended June 30, 2015 to the three-month period ended June 30, 2014
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the three-month period ended June 30, 2015 as compared to the three-month period ended June 30, 2014 are also due to the fluctuations in the actual properties owned during the comparative periods.

In addition to the revenue analysis discussed with respect to the Same Property Portfolio, total revenue decreased mainly due to loss in revenue from properties sold during 2014 totaling approximately $6,390,000. The decrease was partially offset by revenue from Elan Redmond Town Center of $847,000, which was acquired in December 2014, and Gatehouse 75 of $821,000, which was acquired in the first quarter of 2015.

In addition to the operating expenses analysis discussed with respect to the Same Property Portfolio, the decrease in total operating expenses was primarily attributable to expenses for properties sold during 2014 totaling approximately $2,780,000 and decreased incentive advisory fee of $1,357,000. The decrease was partially offset by increased operating expenses from Aura Prestonwood, Elan Redmond Town Center and Gatehouse 75 totaling $878,000.

In addition to the non-operating expenses analysis discussed with respect to the Same Property Portfolio, non-operating expenses decreased mainly due to decreased depreciation and interest expenses incurred at properties that were sold during 2014 totaling approximately $5,120,000 and lower interest expenses of approximately $564,000 as a result of reduced Credit Facility balance outstanding during the three-month period ended June 30, 2015 when compared to the same period ended June 30, 2014. The decrease was partially offset by increased depreciation, interest expense and amortization of acquired in-place leases and tenant relationships of Elan Redmond Town Center and Gatehouse 75 totaling approximately $1,977,000.

Comparison of the six-month period ended June 30, 2015 to the six-month period ended June 30, 2014

The table below reflects selected operating information for the Same Property Portfolio. The Same Property Portfolio consists of the 10 properties acquired or placed in service on or prior to January 1, 2014 and owned through June 30, 2015.

	Same Property Portfolio
	Six months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Revenue:
Rental	$26,976,931	$25,729,752	$1,247,179	4.85%
Utility reimbursement and other	2,711,858	2,567,452	144,406	5.62%
Total revenue	29,688,789	28,297,204	1,391,585	4.92%

Operating Expenses:
Operating	6,321,696	6,234,035	87,661	1.41%
Maintenance	1,669,850	1,717,717	(47,867)	(2.79)%
Real estate taxes	2,897,488	2,856,849	40,639	1.42%
General and administrative	—	—	—	—%
Management fees	1,155,133	1,102,110	53,023	4.81%
Incentive advisory fees	—	—	—	—%
Total operating expenses	12,044,167	11,910,711	133,456	1.12%

Net Operating Income	17,644,622	16,386,493	1,258,129	7.68%

Non-operating expenses:
Depreciation	9,201,506	8,687,744	513,762	5.91%
Interest, inclusive of amortization of deferred financing fees	9,623,235	9,964,792	(341,557)	(3.43)%
Loss on extinguishment of debt	—	—	—	—%
Amortization of acquired in-place leases and tenant relationships	—	—	—	—%
Total non-operating expenses	18,824,741	18,652,536	172,205	0.92%

Net loss	$(1,180,119)	$(2,266,043)	$1,085,924	47.92%

Comparison of the six-month period ended June 30, 2015 to the six-month period ended June 30, 2014

	Total Property Portfolio
	Six months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Revenue:
Rental	$34,804,530	$40,457,163	$(5,652,633)	(13.97)%
Utility reimbursement and other	3,603,910	4,125,640	(521,730)	(12.65)%
Total revenue	38,408,440	44,582,803	(6,174,363)	(13.85)%

Operating Expenses:
Operating	8,896,356	11,316,545	(2,420,189)	(21.39)%
Maintenance	1,945,530	2,573,755	(628,225)	(24.41)%
Real estate taxes	4,368,355	4,733,781	(365,426)	(7.72)%
General and administrative	1,422,927	1,342,785	80,142	5.97%
Management fees	2,343,084	2,565,289	(222,205)	(8.66)%
Incentive advisory fees	1,391,213	2,673,419	(1,282,206)	(47.96)%
Total operating expenses	20,367,465	25,205,574	(4,838,109)	(19.19)%

Net Operating Income	18,040,975	19,377,229	(1,336,254)	(6.90)%

Non-operating expenses:
Depreciation	13,618,163	13,529,323	88,840	0.66%
Interest, inclusive of amortization of deferred financing fees	12,011,087	15,061,340	(3,050,253)	(20.25)%
Loss on extinguishment of debt	—	1,743,652	(1,743,652)	(100.00)%
Amortization of acquired in-place leases and tenant relationships	1,150,147	745,203	404,944	54.34%
Total non-operating expenses	26,779,397	31,079,518	(4,300,121)	(13.84)%

Loss before equity in income of unconsolidated multifamily entities and discontinued operations	(8,738,422)	(11,702,289)	2,963,867	25.33%

Equity in income of unconsolidated multifamily entities	24,278	12,975,436	(12,951,158)	(99.81)%

Gain on disposition of real estate assets	—	49,519,992	(49,519,992)	(100.00)%

Discontinued operations *	—	(114,216)	114,216	100.00%

Net income (loss)	$(8,714,144)	$50,678,923	$(59,393,067)	(117.19)%

*
On April 1, 2014, the Company early adopted ASU 2014-08 and as such, the dispositions of Chisholm Place, Laurel Woods, Bear Creek, Berkshires on Brompton, Bridgewater, Lakeridge and Reserves at Arboretum and Yorktowne sold during 2014 are not presented as part of discontinued operations.

Comparison of the six-month period ended June 30, 2015 to the six-month period ended June 30, 2014
(Same Property Portfolio)

Revenue

Rental Revenue

Rental revenue of the Same Property Portfolio increased for the six-month period ended June 30, 2015 in comparison to the same period of 2014.  The increase in rental revenue is mainly attributable to increase in rental rates. Average monthly rental rates for the six-month period ended June 30, 2015 of $1,368 per apartment unit increased by 4.19% over the 2014 rental rates of $1,313 for the same period, contributing to an increase of approximately $1,094,000 in rental revenue. Average physical occupancy for the 2015 Same Property Portfolio was 95.52%, above the 2014 average of 95.07%, attributing to approximately $153,000 increase in rental revenue. Market conditions remain stable in the majority of the submarkets in which the Company owns and operates apartments. Improving economic conditions and the continued strength in the apartment markets have allowed the Company to implement rent increases at properties while maintaining occupancy and retaining high quality tenants throughout the portfolio.

	Same Property Portfolio
	Six months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Rental
Market rent	$28,718,874	$27,624,538	$1,094,336	3.96%
Vacancy	(1,741,943)	(1,894,786)	152,843	8.07%
Total Rental	$26,976,931	$25,729,752	$1,247,179	4.85%

Utility reimbursement and other revenue

Same Property Portfolio utility reimbursement and other revenue increased for the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014, due primarily to increased relet fees, commercial rent and parking fees. Increased utility reimbursements is a result of higher utility expenses for the applicable billing period, as the majority of utility expenses are billed back to tenants.

The table below breaks out the two major components of utility reimbursement and other revenue:

	Same Property Portfolio
	Six months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Utility reimbursement and other
Utility reimbursement	$1,275,790	$1,202,544	$73,246	6.09%
Other	1,436,068	1,364,908	71,160	5.21%
Total Utility reimbursement and other	$2,711,858	$2,567,452	$144,406	5.62%

Operating Expenses

Operating

Operating expenses of the Same Property Portfolio increased during the six-month period ended June 30, 2015 as compared to the same period of 2014. The increase was primarily due to higher payroll and utilities expenses, partially offset by lower insurance, leasing and property-related general and administrative expenses. Utilities expenses were higher due to an unseasonably cold winter. Lower insurance expense was a result of overall reduction in the claims and overall improvement in the risk profile of the Company's portfolio.

The following table breaks out the major components of operating expense:

	Same Property Portfolio
	Six months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Operating
Payroll	$2,573,734	$2,474,945	$98,789	3.99%
Utilities	2,008,756	1,895,946	112,810	5.95%
Insurance	466,202	508,852	(42,650)	(8.38)%
Property-related G&A	757,361	791,685	(34,324)	(4.34)%
Leasing	275,103	316,972	(41,869)	(13.21)%
Advertising	211,824	210,016	1,808	0.86%
Other	28,716	35,619	(6,903)	(19.38)%
Total Operating	$6,321,696	$6,234,035	$87,661	1.41%

Maintenance

Maintenance expenses of the Same Property Portfolio decreased slightly during the six-month period ended June 30, 2015 as compared to the same period of 2014, mainly due to decreases in other maintenance and repairs. The decrease was partially offset by increases in snow removal.

The table below breaks out the major components of maintenance expense:

	Same Property Portfolio
	Six months ended June 30,
	2015	2014	Increase/ (Decrease)	% Change
Maintenance
Pool service	$78,977	$73,451	$5,526	7.52%
Exterminating	44,069	51,083	(7,014)	(13.73)%
Landscaping	224,064	239,084	(15,020)	(6.28)%
Supplies	27,296	25,863	1,433	5.54%
Cleaning	273,204	270,885	2,319	0.86%
Snow removal	105,289	71,567	33,722	47.12%
Painting	244,710	255,219	(10,509)	(4.12)%
Repairs	432,410	457,173	(24,763)	(5.42)%
Other	239,831	273,392	(33,561)	(12.28)%
Total Maintenance	$1,669,850	$1,717,717	$(47,867)	(2.79)%

Real Estate Taxes

Real estate taxes of the Same Property Portfolio increased for the six-month period ended June 30, 2015 from the comparable period of 2014 as a result of increased real estate value assessments and tax rates. The Company continues to challenge the assessed values of its properties where appropriate and appeal increases in assessed values that it considers to be unreasonable. The Company has been successful in achieving tax abatements for certain of its properties based on challenges made to the assessed values.

Management Fees

Management fees of the Same Property Portfolio increased for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 as a result of an increase in total revenue of the operating properties.

Non-Operating Expenses

Depreciation

Depreciation expense of the Same Property Portfolio increased for the six-month period ended June 30, 2015 as compared to the same period of the prior year.  The increase is a result of additions to the basis of fixed assets in the portfolio driven by normal recurring capital expenditures.

Interest, inclusive of amortization of deferred financing fees

Interest expense of the Same Property Portfolio decreased for the six-month period ended June 30, 2015 over the comparable period of 2014 primarily due to change in fair value of the interest rate cap acquired related to the Company's investment in Berkshires of Columbia, a lower interest rate on the 2020 Lawrence mortgage, which was reduced to 4.45% from the previous rate of 5.00% in November 2014 and reduced principal balances at most properties as a result of mortgage principal amortization.

Comparison of the six-month period ended June 30, 2015 to the six-month period ended June 30, 2014
(Total Property Portfolio)

In addition to the revenue and expense analysis discussed with respect to the Same Property Portfolio, changes in revenue, total operating expenses and non-operating expenses of the Total Property Portfolio for the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014 are also due to the fluctuations in the actual properties owned during the comparative periods.

In addition to the revenue analysis discussed with respect to the Same Property Portfolio, total revenue decreased mainly due to loss in revenue from properties sold during 2014 totaling approximately $13,246,000. The decrease was partially offset by revenue from Pavilion Townplace of approximately $1,162,000 and EON at Lindbergh of $1,477,000, which were acquired in March 2014, Elan Redmond Town Center of $1,671,000, which was acquired in December 2014, and Gatehouse 75 of $1,104,000, which was acquired in March 2015.

In addition to the operating expenses analysis discussed with respect to the Same Property Portfolio, the decrease in total operating expenses was primarily attributable to expenses for properties sold during 2014 totaling approximately $5,787,000, lower incentive advisory fees of $1,282,000 and lower acquisition costs of approximately $632,000 related to Gatehouse 75 expensed during the six-month period ended June 30, 2015 as compared to acquisition costs of approximately $1,362,000 related to Pavilion Townplace and EON at Lindbergh expensed in the same period in 2014. The decrease was partially offset by increased operating expenses from Aura Prestonwood, Pavilion Townplace, EON at Lindbergh, Elan Redmond Town Center and Gatehouse 75 totaling $2,739,000.

In addition to the non-operating expenses analysis discussed with respect to the Same Property Portfolio, non-operating expenses decreased mainly due to decreased depreciation and interest expenses incurred at properties that were sold during 2014 totaling approximately $8,762,000 and lower interest expenses of approximately $550,000 as a result of reduced Credit Facility balance outstanding during the six-month period ended June 30, 2015 when compared to the same period ended June 30, 2014. The decrease was partially offset by increased depreciation, interest expense and amortization of acquired in-place leases and tenant relationships of Pavilion Townplace, EON at Lindbergh, Aura Prestonwood, Elan Redmond Town Center and Gatehouse 75 totaling approximately $5,037,000.

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

The following table presents a reconciliation of net income (loss) to FFO for the six-month periods ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(4,485,115)	$54,062,703	$(8,714,144)	$50,678,923
Add:
Depreciation of real property	6,185,456	6,339,996	11,866,986	11,796,977
Amortization of acquired in-place leases and tenant relationships	527,916	745,203	1,150,147	745,203
Equity in loss of unconsolidated multifamily entities	1,354	—	—	—
Funds from operations of unconsolidated multifamily entities	550,961	(664,672)	1,128,627	(286,435)
Less:
Funds from operations of noncontrolling interest in properties	(31,521)	(289,667)	(62,325)	(517,050)
Gain on disposition of real estate assets	—	(49,519,992)	—	(49,519,992)
Equity in income of unconsolidated multifamily entities	—	(12,292,944)	(24,278)	(12,975,436)
Funds from Operations	$2,749,051	$(1,619,373)	$5,345,013	$(77,810)

FFO increased for the three and six-month periods ended June 30, 2015 as compared to the same period in 2014. The increase in FFO is mainly attributable to reduced operating, interest and loss on extinguishment expenses as a result of assets that were sold in 2014, lower acquisition costs related to Gatehouse 75 expensed during the six-month periods ended June 30, 2015 as compared to acquisition costs related to Pavilion Townplace and EON at Lindbergh expensed in the same period in 2014, added operations from assets acquired in 2014 and the first quarter of 2015, and lower incentive advisory fee. The increase was partially offset by loss of operating income from assets that were sold in 2014.

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

In 2015, the multifamily sector has continued to exhibit solid performance and strong fundamentals on a national basis with rising rent levels and continued stable occupancies due to favorable supply and demand dynamics. Relatively low levels of new multifamily construction combined with rapidly rising rental demand in recent years have brought the national multifamily vacancy rate well below its historical norm. Improved capital markets have had a favorable impact on the sale of multifamily assets with transaction values and volume remaining strong in recent years.

As had been the case during the previous downturn in the economy, creditworthy borrowers in the multifamily sector continue to have access to capital through Fannie Mae and Freddie Mac and other sources, at favorable interest rates. There is no assurance that under existing or future regulatory restrictions this source of capital, unique to multifamily borrowers, will continue to be available.

The Company believes that demographic tailwinds will continue to support the long-term multifamily demand, particularly the growth among prime renters (those age 25-34 years old), population age 65 and over, as well as the trend towards single-person living. The Company's properties are generally located in markets where zoning restrictions, scarcity of land and high construction costs create significant barriers to new development. The Company believes it is well positioned to manage its portfolio and to take advantage of current trends in the apartment sector to create value.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, specifically debt obligations.

The following table presents scheduled principal and related weighted average interest rates by expected maturity dates for the Company's long term debt as of June 30, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Fixed rate debt
Fixed rate mortgage notes payable	$2,277,319	$64,595,695	$41,637,887	$16,410,359	$4,622,377	$289,169,042	$418,712,679	$442,637,000
Fixed rate note payable - other (2)	—	38,493	40,442	42,489	44,640	1,065,391	1,231,455	1,254,000
Average interest rate (1)	5.10%	5.10%	5.02%	4.90%	4.83%	4.83%	5.10%
Total fixed rate debt	$2,277,319	$64,634,188	$41,678,329	$16,452,848	$4,667,017	$290,234,433	$419,944,134	$443,891,000
Variable rate debt
Variable rate mortgage notes payable	$282,342	$564,684	$26,811,811	$1,313,193	$1,313,193	$65,882,125	$96,167,348	$97,982,000
Variable rate Credit Facility	—	—	26,000,000	—	—	—	26,000,000	26,000,000
Variable rate note payable - affiliate	—	5,800,000	—	—	—	—	5,800,000	5,800,000
Average interest rate (1)	2.92%	2.92%	2.82%	2.44%	2.45%	2.45%	2.92%
Total variable rate debt	$282,342	$6,364,684	$52,811,811	$1,313,193	$1,313,193	$65,882,125	$127,967,348	$129,782,000
Total long term debt	$2,559,661	$70,998,872	$94,490,140	$17,766,041	$5,980,210	$356,116,558	$547,911,482	$573,673,000

(1)	Average interest rate represents weighted average of stated interest rates on the mortgage debt as applied to the principal balance payable in the respective period.

(2)	Relates to the Colorado Energy Loan as described in Note 8 - Note Payable - Other of Notes to Consolidated Financial Statements.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as required by the Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There were no material litigation developments during the quarter. See Note 17 - Legal Proceedings of Notes to Consolidated Financial Statements.

Item 1A.    RISK FACTORS

Please read the risk factors disclosed in our Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2014 as filed with the SEC on March 31, 2015. As of June 30, 2015, there have been no material changes to the risk factors as presented therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

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

101.
The following materials from Berkshire Income Realty, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE INCOME REALTY, INC.
August 14, 2015	/s/ Charles B. Leitner III
Charles B. Leitner III
President and Principal Executive Officer

August 14, 2015	/s/ David E. Doherty
David E. Doherty
Senior Vice President and Principal Financial Officer